Form 10-Q
period 1998-03-31
COVENTRY HEALTH CARE INC
filed 1998-05-12
CIK 1054833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                       to
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-19147

                           COVENTRY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 52-2073000
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                    6705 ROCKLEDGE DRIVE, BETHESDA, MD 20817
               (Address of principal executive office) (Zip Code)


                                 (301) 581-0600
              (Registrant's telephone number, including area code)
                         ------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X     NO
                                    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at May 5, 1998
-----                                          --------------------------
Common stock $.01 Par Value                            58,457,267

                              COVENTRY CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1998
          and December 31, 1997                                                1

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1998
          and 1997                                                             2

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997                   3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                   11

Items 2 and 3                                                                 11

Item 4:   Submission of Matters to a Vote of Security Holders                 11

Item 5                                                                        11

Item 6:   Exhibits and Reports on Form 8-K                                    11

Signatures                                                                    12

                      COVENTRY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               March 31,      December 31,
ASSETS                                                           1998             1997
                                                              -----------     ------------
                                                              (unaudited)
Cash and cash equivalents                                      $ 142,797       $ 153,979
Short-term investments                                             3,498           3,870
Accounts receivable, net                                          43,127          40,005
Other receivables                                                 10,142          16,663
Deferred income taxes                                             17,920          17,920
Other current assets                                               5,979           4,687
                                                               ---------       ---------
     Total current assets                                        223,463         237,124
Long-term investments                                             81,630          76,288
Property and equipment, net                                       21,495          21,937
Goodwill and intangible assets, net                              107,757         108,637
Other assets                                                      25,837          25,345
                                                               ---------       ---------
     Total assets                                              $ 460,182       $ 469,331
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilities                                      $ 129,947       $ 118,022
Accounts payable and other accrued liabilities                    92,300         102,981
Deferred revenue                                                  20,611          39,093
Current portion of long-term debt and notes payable               43,212             765
                                                               ---------       ---------
     Total current liabilities                                   286,070         260,861
Convertible exchangeable subordinated notes                       42,850          42,042
Long-term debt                                                       840          43,677
Other long-term liabilities                                        6,027           4,933
Stockholders' equity:
     Common Stock, $.01 par value; 100,000,000 shares
     authorized; 33,839,117 issued (including 439,560
     shares owned by a subsidiary), 33,399,557
     outstanding in 1998 and 33,273,105 shares issued
     and outstanding in 1997                                         338             337
     Additional paid-in capital                                  148,311         146,426
     Accumulated other comprehensive income                          576             592
     Accumulated deficit                                         (19,830)        (24,537)
     Treasury stock, at cost, 439,560 shares                      (5,000)         (5,000)
                                                               ---------       ---------
     Total stockholders' equity                                  124,395         117,818
                                                               ---------       ---------
     Total liabilities and stockholders' equity                $ 460,182       $ 469,331
                                                               =========       =========


See notes to condensed consolidated financial statements

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended
                                                      March 31,
                                               -----------------------
                                                  1998         1997
                                               ---------     ---------
Operating revenues:
   Managed care premiums                       $ 324,753     $ 295,519
   Management services                             5,456         3,826
                                               ---------     ---------
       Total operating revenues                  330,209       299,345
                                               ---------     ---------

Operating expenses:
   Health benefits                               275,314       264,276
   Selling, general and administrative            44,967        39,321
   Depreciation and amortization                   2,750         3,769
                                               ---------     ---------
       Total operating expenses                  323,031       307,366
                                               ---------     ---------

Operating income (loss)                            7,178        (8,021)

Other income, net                                  2,633         9,022
Interest expense                                  (1,833)       (2,387)
                                               ---------     ---------

Income (loss) before income taxes                  7,978        (1,386)

Provision for (benefit from) income taxes          3,271          (554)
Minority interest                                      -            19
                                               ---------     ---------

Net income (loss)                              $   4,707     $    (851)
                                               =========     =========

Net income (loss) per share, basic             $    0.14     $   (0.03)
                                               =========     =========

Net income (loss) per share, diluted           $    0.13     $   (0.03)
                                               =========     =========


See notes to condensed consolidated financial statements.

                      COVENTRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Three months ended March 31,
                                                         ----------------------------
                                                             1998           1997
                                                          ---------       --------
Net cash provided by (used in) operating activities       $  (5,189)      $    881
                                                          ---------       --------

Cash flows from investing activities:
   Capital expenditures, net                                 (1,872)        (1,623)
   Sale of investments                                        6,017          9,581
   Purchase of investments                                  (11,030)        (8,238)
   Proceeds from sale of subsidiary                               -          5,500
                                                          ---------       --------

Net cash provided by (used in) investing activities          (6,885)         5,220
                                                          ---------       --------

Cash flows from financing acitivities:
   Payments of long-term debt and notes payable                (390)           (79)
   Net proceeds from issuance of stock                        1,282            157
                                                          ---------       --------

Net cash provided by financing activities                       892             78
                                                          ---------       --------

Net increase (decrease) in cash and cash equivalents        (11,182)         6,179
Cash and cash equivalents at beginning of
   the period                                               153,979         85,646
                                                          ---------       --------

Cash and cash equivalents at end of the period            $ 142,797       $ 91,825
                                                          =========       ========


Supplemental disclosures of cash flow information
   Cash paid (received) during the period was
   as follows:
     Interest                                             $     894       $  2,570
                                                          =========       ========
     Income taxes                                         $   8,648       ($ 1,895)
                                                          =========       ========


See notes to condensed consolidated financial statements

                              COVENTRY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Corporation and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to 1997 amounts to conform to the 1998 presentation. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC on March 24, 1998.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Earnings per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), replacing primary EPS with "basic EPS." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. All prior periods have been restated to comply with SFAS 128. See Note 6 for calculation of EPS.

         Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the financial statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements. See Note 5 for disclosures on comprehensive income.

         Segment reporting - Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. As allowed under SFAS No. 131, this standard will not be applied to the Company's interim financial statements during 1998, the initial year of its application.

3.       ACQUISITIONS

         Effective April 1, 1998, the Company completed its acquisition of assets from Principal Health Care, Inc. ("PHC"). PHC is a managed healthcare company, and the contributed operations had approximately $802 million in 1997 revenues and 633,000 HMO members in 18 markets throughout the Midwest, Mid-Atlantic and Southeastern United States.

         Pursuant to the acquisition, the Company merged with a wholly-owned subsidiary of Coventry Health Care, Inc., a newly formed Delaware Corporation ("CHC"), (the "Merger") and PHC effected a capital contribution (the "Capital Contribution") to CHC by assigning it all of PHC's assets except for specified excluded assets and by CHC's assuming PHC's liabilities except for specified excluded liabilities. Under the Merger, the Company becomes a wholly-owned subsidiary of CHC, which issued to the Company's shareholders approximately 33 million shares of its common stock, representing approximately 60% of CHC's outstanding voting securities. Under the Capital Contribution, CHC issued to PHC approximately 26 million shares of its common stock, equal to approximately 40% of CHC's outstanding voting securities. The transaction will be accounted for as a purchase of the PHC assets and liabilities by CHC, as the successor to the Company.

         In addition, CHC entered into an agreement to manage certain of Principal Mutual Life Insurance Company's ("Principal Mutual") indemnity health insurance policies in the CHC markets. The management fee will be 3.3% of premium and will expire December 31, 1999, at which time CHC has agreed that it will either reinsure or renew the business on the books of its subsidiary, Coventry Health and Life Insurance Company. The indemnity premiums for this book of business are estimated to be approximately $550 million for 1997. CHC also entered into a number of other agreements to provide marketing and other services through December 1999 to Principal Mutual, for which CHC will be compensated. Principal Mutual received a warrant that gives Principal Mutual the right to purchase from CHC that number of shares of CHC's common stock as shall equal 66 2/3% of the total number of shares of CHC's common stock as shall actually be issued by CHC upon the exercise or conversion of Company stock options, Company warrants and PHC options outstanding as of the closing date.

         CHC's 15-person Board of Directors consists of the nine members of the Company's Board of Directors and six directors nominated by Principal Mutual. Principal Mutual also entered into a shareholders' agreement containing standstill provisions and limitations on Principal Mutual's voting rights in certain circumstances.

         Pro-forma financial information related to the Merger is available in the previously filed Forms 8-K and S-4 of the Company and CHC, respectively.

4.       SALE OF MEDICAL OFFICES

         Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 250,000 members, pursuant to which the provider organization will receive a fixed percentage of premium to cover all of the cost of medical care the globally capitated members will receive. All gains from medical office sales are reflected in other income, net.

5.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                        1998         1997
                                                      -------      -------
Net income (loss)                                     $ 4,707      $  (851)
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities,
          net of reclassification adjustment              (16)        (404)
                                                      -------      -------
Comprehensive income (loss)                           $ 4,691      $(1,255)
                                                      =======      =======

         The following table shows the reclassification adjustment on unrealized holding gains (losses) arising during the period along with the tax effect on comprehensive income items. As allowed under SFAS 130, prior period disclosure is not provided.

                                                                    Tax
                                                Before-Tax       (Expense)     Net of Tax
                                                  Amount          Benefit        Amount
                                                ----------        -------      ----------
Unrealized holding gains
     arising during period                         $  3              $(1)         $  2

Less: reclassification adjustments for
     gains realized in net income                   (29)              11           (18)
                                                   ----              ---          ----
Net unrealized losses on securities                $(26)             $10          $(16)
                                                   ====              ===          ====

6.       EARNINGS PER SHARE

         Basic EPS is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the conversion of dilutive convertible notes and the exercise of dilutive options and warrants using the treasury stock method. Net income is increased for interest expense on the convertible notes.

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amount):

                                                            March 31, 1998
                                        ------------------------------------------------------
                                           Income               Shares               Per Share
                                        (Numerator)          (Denominator)            Amount
                                        ------------------------------------------------------
Net Income                                 $4,707
                                        -----------
Basic EPS                                  $4,707                33,348                $0.14

Effect of Dilutive Securities
   Options and warrants                         -                 1,127
   Convertible notes                          476                 4,166

                                        ------------------------------------------------------
Diluted EPS                                $5,183                38,641                $0.13
                                        ======================================================

                                                            March 31, 1997
                                        ------------------------------------------------------
                                           Income               Shares               Per Share
                                        (Numerator)          (Denominator)            Amount
                                        ------------------------------------------------------
Net Income                                  $(851)
                                        -----------
Basic EPS                                   $(851)               33,012               $(0.03)

Effect of Dilutive Securities
   Options and warrants                         -                     -

                                        ------------------------------------------------------
Diluted EPS                                 $(851)               33,012               $(0.03)
                                        ======================================================

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarters ended March 31, 1998 and 1997

GENERAL

         Coventry Corporation is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in Pennsylvania, Ohio, West Virginia, Missouri, Illinois and Virginia.

         The Company serves a membership of 766,209 full-risk members and approximately 141,911 non-risk members as of March 31, 1998. The following table shows the total number of enrollees as of March 31, 1998 and 1997 by geographic area and by product and the percentage changes in enrollment.

                                                     March 31,
                                      ----------------------------------------
                                                                       Percent
                                        1998            1997            Change
                                      -------         -------          -------
Western Pennsylvania                  289,857         291,599            (0.6)%
Central Pennsylvania                  256,359         256,102             0.1%
St. Louis                             289,159         259,439            11.5%
Richmond                               72,745          62,346            16.7%
Jacksonville                                -          28,598          (100.0)%
                                      -------         -------
    Total                             908,120         898,084             1.1%
                                      =======         =======

                                                     March 31,
                                      ----------------------------------------
                                                                       Percent
                                        1998            1997            Change
                                      -------         -------          -------
Commercial HMO                        385,167         405,011            (4.9)%
Commercial PPO/POS                    231,850         203,589            13.9%
Medicare risk                          47,854          27,880            71.6%
Medicaid                              101,338         121,613           (16.7)%
Non-risk                              141,911         139,991             1.4%
                                      -------         -------
Total                                 908,120         898,084             1.1%
                                      =======         =======

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1998 AND 1997

         Managed care premiums increased $29.2 million, or 9.9%, from the prior year quarter. While membership growth was only 10,036 members or 1.1%, Medicare membership increased 19,974 members, or 71.6%. Medicare risk membership has a significantly higher per member per month premium (approximately four times higher) when compared to the commercial products. In addition, revenues per member per month increased by 3.8% for HMO members and 7.9% for PPO/POS members. Growth was offset by the shutdown of Jacksonville, Florida operations on June 30, 1997.

         Management services revenue increased $1.6 million or 42.1% from the prior year. This increase is attributable to transition services pursuant to global capitation agreements of $0.8 million, rate increases to ASO customers and membership growth.

         The Company's operating expenses are primarily health benefits including medical claims paid under contracted relationships with a wide variety of providers, capitation payments and, during 1997, expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy, and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR and, as settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

         Health benefits expense increased $11.0 million, or 4.2%, in 1998, compared to 1997, as a result of the increase in risk enrollment, especially Medicare enrollment. The Company's medical loss ratio decreased from 89.4% to 84.8% in the corresponding prior year quarter. This decrease is primarily due to entering into global capitation contracts in western Pennsylvania (effective March 31, 1997) and St. Louis (effective May 1, 1997).

         The Company has undertaken initiatives to control its medical costs, including risk sharing with hospitals, capitating specialists and national contracting of ancillary services. In March 1997, the Company entered into agreements to sell the Company's medical offices in western Pennsylvania and St. Louis, Missouri to major provider organizations in these markets. The western Pennsylvania transaction closed effective March 31, 1997. The St. Louis, Missouri agreement was completed effective May 1, 1997. Coincident with the sale of the medical offices, the Company entered into long-term global capitation arrangements with the purchasers of the medical offices, pursuant to which the provider organizations will receive a fixed percentage of premium to cover all of the costs of medical care the globally capitated members will receive. At March 31, 1998, these global capitation agreements cover approximately 250,000 and 69,000 commercial, Medicaid and Medicare risk members in western Pennsylvania and St. Louis, respectively. The Company believes these arrangements in western Pennsylvania and St. Louis, Missouri have reduced its medical costs as a percentage of premiums, enabled the Company to reduce administrative staff in patient utilization and medical management and effectively shift the risk of medical costs fluctuations to the provider networks. However, as the Company enters into global capitation arrangements with single provider organizations serving substantial membership, the Company is exposed to credit risk with respect to such organizations.

         Selling, general and administrative ("SGA") expense increased $5.6 million, or 14.4%, from the prior year corresponding quarter. The increase in SGA is primarily attributable to the increase in full risk membership, especially Medicare members, additional personnel cost relating to administrative processes, particularly in claims processing, and the costs associated with the growth of the Medicare product in certain markets. SGA expense as a percent of revenue increased 0.5% to 13.6%, from the first quarter of 1997.

         Income from operations was $7.2 million, or a $15.2 million improvement from the loss for the prior year quarter. This increase in operating income is attributable to the improved medical loss ratio and increased Medicare membership.

         Other income decreased $6.4 million, primarily the result of the 1997 medical office sales as discussed in Note 4. Effective March 31, 1997, the Company completed its sale of its western Pennsylvania medical offices. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Interest expense decreased $0.5 million due primarily to a lower interest rate on the Company's term loan.

         The Company's net income was $4.7 million, or a $5.6 million improvement from the prior year quarter loss. Earnings per share, diluted, was $0.13 per share in the first quarter of 1998 compared to a $0.03 loss per share in the first quarter of 1997. The diluted weighted average shares outstanding were approximately 38,641,000 and 33,012,000 for the quarters ended March 31, 1998 and 1997, respectively. The increase in 1998 average shares is attributable to the issuance of the Convertible Exchangeable Senior Subordinated Notes and related warrants in April 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $6.0 million restricted under state regulations, decreased $6.2 million to $227.9 million at March 31, 1998 from $234.1 million at December 31, 1997. The decrease relates to payment of income taxes of $8.6 million and decreases in deferred revenues offset by earnings from operations.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries.

After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $53.4 million and $52.9 million at March 31, 1998 and December 31, 1997, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $24.2 million and $28.6 million at March 31, 1998 and December 31, 1997, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.5 million at March 31, 1998. The Credit Facility bears interest at LIBOR plus 1.75% and the entire outstanding balance is due on March 31, 1999. The Credit Facility is expected to be replaced or refinanced prior to March 31, 1999.

         The Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the Credit Facility, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Credit Facility contains covenants relating to net worth, maintenance of statutory capital requirements, fixed charges coverage and the creation or assumption of debt or liens on the assets of the Company. The Credit Facility is collateralized by substantially all of the assets of the Company. The Company is in compliance with all Credit Facility covenants.

         On March 31, 1998, the effective interest rate on the indebtedness under the Credit Facility was 7.4375%.

         On April 2, 1997, Coventry entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The Coventry Convertible Notes are convertible into 4 million shares of Coventry Common Stock. On May 9, 1997, Warburg and Franklin purchased $26.8 million of the Coventry Convertible Notes and 1.6 million warrants for an aggregate purchase price of $28.4 million. Approximately $20 million of the proceeds was utilized to prepay a portion of the outstanding indebtedness under the Credit Facility. Following approval from certain state insurance regulators, the remaining investment by Warburg of approximately $13.9 million was completed on June 30, 1997 and the total proceeds were used to retire $14 million of indebtedness under the Credit Facility. The $14 million payment was comprised of $7.0 million of mandatory prepayments from the Warburg proceeds, $1.4 million for the required June 30 payment, $0.5 million of the anticipated tax refund and $5.1 million of optional prepayment. During the third quarter of 1997, Coventry made payments of $7.8 million on the Credit Facility. The payments included $7.0 million of the income tax refund and $0.8 million from the exercise of stock options.

         The Coventry Convertible Notes are exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. Interest is payable semi-annually for two years and accrues at 8.3%. Interest is payable in additional Coventry Convertible Notes and as a result, the accrued interest at March 31, 1998 has been added to the outstanding indebtedness.

         Projected capital investments in 1998 of approximately $13 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

         Coventry believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries and other financing alternatives will be sufficient to fund continuing operations and debt service obligations through March 31, 1999. Coventry believes that completion of the Warburg transaction, strengthening its underwriting processes, entering into global capitation arrangements, completing the medical office sales and re-engineering its administrative processes will have a favorable effect on liquidity in 1998 and future periods. Coventry's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. Coventry believes that since its long-term investments are available for sale, the amount of such investments should be added to short-term assets when assessing the Company's working capital and liquidity and that short-term assets plus long-term investments available for sale less short-term liabilities (excluding Credit Facility expected to be refinanced of $42.5 million) increased to $61.5 million at March 31, 1998 from $52.6 million at December 31, 1997.

LEGISLATION AND REGULATION

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict Coventry's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of Coventry believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on Coventry and its results of operations in the short run.


RISK FACTORS

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. See "Risk Factors" contained in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

PART II.  OTHER INFORMATION

         ITEM 1:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 1998 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         ITEMS 2 and 3: Not Applicable

         ITEM 4:  Submission of Matters to a Vote of Security Holders

         On March 31, 1998, the Company held a Special Meeting of Shareholders in Nashville, Tennessee. At the meeting, the shareholders voted upon the following proposal:

         Proposal One: Approval of the Combination Agreement and Related Merger Plan. The holders of: 1)18,867,184 shares voted in favor of the Combination Agreement and Related Merger Plan; 2) 62,699 shares voted against it; and 3) 21,508 shares abstained from voting, and there were no broker nonvotes. The votes FOR Proposal One represented a majority of the issued and outstanding shares of Common Stock present in person or represented by proxy and entitled to vote at the meeting.

         No other business came before the meeting.


         ITEM 5:  Not Applicable

         ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:


         (27)      Financial data schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COVENTRY HEALTH CARE, INC.
                                         ------------------------------------
                                         (Registrant)


Date: May 8, 1998                        By:   /s/ Allen F. Wise
                                         -------------------------------
                                         Allen F. Wise
                                         President, Chief Executive
                                         Officer and Director

Date: May 8, 1998                        By:   /s/ Dale B. Wolf
                                         -------------------------------
                                         Dale B. Wolf
                                         Senior Vice President,
                                         Chief Financial Officer, Chief
                                         Accounting Officer and Treasurer