Form 10-Q
period 1998-06-30
COVENTRY HEALTH CARE INC
filed 1998-08-14
CIK 1054833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998 or

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

                                  (301)581-0600
              (Registrant's telephone number, including area code)

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

                               YES  X     NO
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at July 31, 1998
-----                                             ----------------------------
Common stock $.01 Par Value                                   58,633,933

                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----
PART I.         FINANCIAL INFORMATION

Item 1:         Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997                   1

                Condensed Consolidated Statements of Operations for the quarter and six months
                ended June 30, 1998 and 1997                                                                   2

                Condensed Consolidated Statements of Cash Flows for the six months ended June
                30, 1998 and 1997                                                                              3

                Notes to Condensed Consolidated Financial Statements                                           4

Item 2:         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                     9

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings                                                                              17

Items 2, 3, 4, and 5                                                                                           17

Item 6                                                                                                         17

Signatures                                                                                                     18

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     June 30,       December 31,
ASSETS                                                                                 1998            1997
                                                                                    -----------      ---------
                                                                                    (unaudited)

Cash and cash equivalents                                                           $   279,217      $ 153,979
Short-term investments                                                                   35,287          3,870
Accounts receivable, net                                                                 56,738         40,005
Other receivables                                                                        28,446         16,663
Deferred income taxes                                                                    72,465         17,920
Other current assets                                                                      4,223          4,687
                                                                                    -----------      ---------
     Total current assets                                                               476,376        237,124

Long-term investments                                                                   144,772         76,288
Property and equipment, net                                                              42,855         21,937
Goodwill and intangible assets, net                                                     371,630        108,637
Other assets                                                                             25,514         25,345
                                                                                    -----------      ---------
     Total assets                                                                   $ 1,061,147      $ 469,331
                                                                                    -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claims liabilities                                                          $   335,083      $ 118,022
Accounts payable and other accrued liabilities                                          170,917        102,981
Deferred revenue                                                                         25,606         39,093
Current portion of long-term debt and notes payable                                      43,476            765
                                                                                    -----------      ---------

     Total current liabilities                                                          575,082        260,861

Convertible exchangeable subordinated notes                                              43,715         42,042
Long-term debt                                                                              256         43,677
Other long-term liabilities                                                              18,195          4,933

Stockholders' equity:
     Common Stock, $.01 par value; 200,000,000 shares authorized; 59,073,493 issued (including 439,560 shares owned by a subsidiary), 58,633,933 shares outstanding in 1998 and 33,712,665 shares issued (including 439,560 shares
     owned by subsidiary), 33,273,105 outstanding in 1997                                   591            337
Additional paid-in capital                                                              474,012        146,426
Net unrealized investment gain                                                            1,882            592
Accumulated deficit                                                                     (47,586)       (24,537)
Treasury stock, at cost, 439,560 shares                                                  (5,000)        (5,000)
                                                                                    -----------      ---------
     Total stockholders' equity                                                         423,899        117,818
                                                                                    -----------      ---------
     Total liabilities and stockholders' equity                                     $ 1,061,147      $ 469,331
                                                                                    -----------      ---------


See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Quarter ended               Six months ended
                                                    June 30,                     June 30,
                                           ------------------------      ------------------------
                                             1998           1997           1998           1997
                                           ---------      ---------      ---------      ---------
Operating revenues:
   Managed care premiums                   $ 561,145      $ 295,934      $ 885,898      $ 591,453
   Management services                        22,659          5,147         28,115          8,973
                                           ---------      ---------      ---------      ---------
          Total operating revenues           583,804        301,081        914,013        600,426

Operating expenses:
   Health benefits                           480,985        253,536        756,299        517,812
   Selling, general and administrative        83,390         42,284        128,357         81,605
   Depreciation and amortization               7,887          3,264         10,637          7,033
   Restructuring charge                        7,780             --          7,780             --
   AHERF charge                               55,000             --         55,000             --
                                           ---------      ---------      ---------      ---------
          Total operating expenses           635,042        299,084        958,073        606,450
                                           ---------      ---------      ---------      ---------
Operating (loss) earnings                    (51,238)         1,997        (44,060)        (6,024)

Other income, net of interest expense          6,504          8,982          7,304         15,617
                                           ---------      ---------      ---------      ---------

(Loss) earnings before income taxes          (44,734)        10,979        (36,756)         9,593

(Benefit from) provision for income
   taxes                                     (16,978)         4,391        (13,707)         3,837
Minority interest in (loss) earnings
   of consolidated subsidiary, net of
   income tax                                     --             (2)            --             17
                                           ---------      ---------      ---------      ---------

Net (loss) earnings                        $ (27,756)     $   6,590      $ (23,049)     $   5,739
                                           =========      =========      =========      =========

Net (loss) earnings per common and
  common equivalent share
     Basic                                 $   (0.47)     $    0.20      $   (0.50)     $    0.17
                                           =========      =========      =========      =========

     Diluted                               $      --      $    0.19      $      --      $    0.17
                                           =========      =========      =========      =========


See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Six months ended June 30,
                                                                                  -----------------------
                                                                                     1998          1997
                                                                                  ---------      --------

Net cash used in operating activities                                             $ (14,558)     $(51,664)
                                                                                  ---------      --------

Cash flows from investing activities:
   Capital expenditures, net                                                         (4,610)       (2,674)
   Sale of investments                                                               37,453        17,931
   Purchase of investments                                                          (40,629)      (13,692)
   Proceeds from sale of subsidiary and
     medical offices                                                                     --        51,566
   Cash acquired with purchase of PHC                                               148,600            --
                                                                                  ---------      --------

Net cash provided by investing activities                                           140,814        53,131
                                                                                  ---------      --------

Cash flows from financing activities:
   Issuance of long-term debt and notes payable                                         122        40,000
   Payments of long-term debt and notes payable                                      (2,554)      (35,075)
   Net proceeds from issuance of stock and warrants                                   1,414         2,723
                                                                                  ---------      --------

Net cash (used in) provided by financing activities                                  (1,018)        7,648
                                                                                  ---------      --------

Net increase in cash and cash equivalents                                           125,238         9,115
Cash and cash equivalents at beginning of the period                                153,979        85,646
                                                                                  ---------      --------

Cash and cash equivalents at end of the period                                    $ 279,217      $ 94,761
                                                                                  =========      ========


Supplemental disclosures of cash flow information
Cash paid (received) during the period was as follows:
          Interest                                                                $   1,692      $  4,722
                                                                                  =========      ========
          Income taxes                                                            $  14,993      $ (2,018)
                                                                                  =========      ========

See notes to condensed consolidated financial statements.

                           COVENTRY HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to 1997 amounts to conform to the 1998 presentation. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, notes thereto and management's discussion and analysis included in the Company's most recent Annual Report on Form 10-K, filed with the SEC on March 24, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

         Earnings per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), replacing primary EPS with "basic EPS." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. All prior periods have been restated to comply with SFAS 128. See Note 7 for calculation of EPS.

         Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the financial statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements. See Note 4 for disclosures on comprehensive income.

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

3. ACQUISITIONS

         Effective April 1, 1998, the Company completed its acquisition of certain assets of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company ("Mutual") for a total purchase price including transaction costs (approximately $10.0 million) of approximately $334.5 million.

         The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that gives Mutual the right to acquire additional shares of stock in the event that their ownership percentage is diluted.

         Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Mutual. Both agreements extend through December 31, 1999. The Company expects to receive payments of approximately $24.7 million and $26.4 million in 1998 and 1999, respectively. For the quarter ended June 30, 1998, the Company recognized approximately $7.5 million related to these agreements.

         The purchase price has been preliminarily allocated to the assets, including identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identified tangible and intangible assets acquired of approximately $224.0 million was allocated to goodwill. The amounts allocated to identifiable intangible assets and goodwill and their related useful lives are as follows:

                                                                  Useful
          Description                         Amount               Life
          ------------                        ------              -------
          Marketing Service Agreement          $1,500,000       1.75 years
          Customer Lists                        7,233,000         5 years
          HMO Licenses                         10,000,000        20 years
          Management Services
          Agreement                             4,687,500       1.75 years
          Renewal Rights Agreement             20,312,500        35 years
          Goodwill                            224,024,629        35 years
                                             ============
          Total                              $267,757,629
                                             ============

         Due to the inherent variability in the estimates made when determining the value of certain assets and liabilities acquired, such as accounts receivable and medical claims liabilities, the preliminary allocation of the purchase price may be adjusted as additional information becomes available during 1998 to make such estimates more precise. The Company does not expect any final allocations to be material to the financial statements.

         In connection with the acquisition of PHC, the Company also maintains an agreement with Mutual, whereby Mutual pays a fee for access to the Company's PPO network based on a rate per contract and a percentage of savings based on the Company's negotiated fee schedule. The maximum amount that can be paid under the percentage of savings component of the agreement is $12.0 million for 1998 and $8.0 million for 1999. The Company recognized $4.0 million for the quarter ended June 30, 1998 related to this agreement.

         The following unaudited pro-forma condensed consolidated results of operations assumes the acquisition occurred on January 1, 1998 and excludes the restructuring charge of $7.8 million, see note 5 (in thousands, except per share data):

                                                                Six months ended
                                                                 June 30, 1998
                                                                -----------------
                                                                  (Unaudited)

Operating revenues                                                $1,149,443
Net (loss)                                                           (48,419)
Earnings per share, basic                                              (0.83)






4. COMPREHENSIVE INCOME

         Comprehensive income is as follows (in thousands):

                                                             Quarter ended     Quarter ended
                                                                6/30/98            6/30/97
                                                               --------             ------

Net (loss) income                                              $(27,756)            $6,590
Other comprehensive income, net of tax:
           Unrealized gains  on securities,
                 net of reclassification adjustment               1,306                174
                                                               --------             ------
Comprehensive (loss) income                                    $(26,450)            $6,764
                                                               ========             ======


                                                           Six months ended    Six months ended
                                                               6/30/98             6/30/97
                                                               --------             ------
Net (loss) income                                              $(23,049)            $ 5,739

Other comprehensive income, net of tax:
           Unrealized gains (losses) on securities,
                 net of reclassification adjustment               1,290                (230)
                                                               --------             -------

Comprehensive (loss) income                                    $(21,759)            $ 5,509
                                                               ========             =======

5. RESTRUCTURING CHARGE

         In connection with the acquisition of PHC, the Company relocated its Corporate Headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a reserve of $7.8 million for the incurred and anticipated costs related to the transition of the Corporate office. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs related to the unused space remaining at the old headquarters location. Through June 30, 1998, the Company has paid approximately $2.3 million related to this reserve.

6. AHERF CHARGE

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the Agreement AHERF was paid 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy related charges. The reserve provides for the contingency that, under applicable bankruptcy law, AHERF could reject and refuse to perform under the agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. The Company anticipates that AHERF will reject the risk-sharing agreement, but AHERF has not done so at the date of this filing. The Company has filed a lawsuit against certain hospital subsidiaries of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The Company believes this reserve is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties.

7. (LOSS) EARNINGS PER SHARE

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                   Quarter ended June 30, 1998
                                       ------------------------------------------------
                                          Loss              Shares            Per Share
                                       (Numerator)       (Denominator)          Amount
                                       -----------       -------------          ------
Net loss                                 (27,756)

Basic EPS                                (27,756)            58,592              (0.47)


                                                   Quarter ended June 30, 1997
                                       ------------------------------------------------
                                          Loss              Shares            Per Share
                                       (Numerator)       (Denominator)          Amount
                                       -----------       -------------          ------

Net Income                                 6,590

Basic EPS                                  6,590             33,390               0.20

Effect of Dilutive Securities
         Options and warrants                                   569
         Convertible notes                                    1,502

Diluted EPS                                                  35,461               0.19


                                               Six months ended June 30, 1998
                                       ------------------------------------------------
                                          Loss              Shares            Per Share
                                       (Numerator)       (Denominator)          Amount
                                       -----------       -------------          ------


Net loss                                 (23,049)

Basic EPS                                (23,049)            45,970              (0.50)


                                                Six months ended June 30, 1997
                                       ------------------------------------------------
                                          Loss              Shares            Per Share
                                       (Numerator)       (Denominator)          Amount
                                       -----------       -------------          ------
Net Income                                 5,739

Basic EPS                                  5,739             33,112               0.17

Effect of Dilutive Securities
         Options and warrants                                   467
         Convertible notes                                      755

Diluted EPS                                                  34,334               0.17

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Quarter and six months ended June 30, 1998 and 1997

GENERAL

         Coventry Health Care, Inc., headquartered in Bethesda, Maryland is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the midwest, Mid-Atlantic and Southeastern United States.

         The Company serves a membership of 1,329,731 full-risk members and 228,410 self-insured members as of June 30, 1998. The following tables show the total number of enrollees as of June 30, 1998 and 1997 and the percentage increases in enrollment. The June 30, 1998 enrollment figures reflect the acquisition of the PHC health plans effective April 1, 1998.

                                           June 30,                      Percent
                                   1998               1997                Change
                                ---------            -------             -------
Western Pennsylvania              287,304            293,328               (2.1%)
Central Pennsylvania              235,585            259,586               (9.2%)
St. Louis                         294,460            266,313               10.6%
Richmond                           72,945             71,107                2.6%
PHC plans                         667,847                 --               N/A
Jacksonville(1)                        --             21,747             (100.0%)
                                ---------            -------
Total                           1,558,141            912,081               70.8%
                                =========            =======


                                           June 30,                      Percent
                                   1998               1997                Change
                                ---------            -------             -------
Commercial HMO                    922,631            404,314              128.2%
Commercial PPO/POS                243,991            209,607               16.4%
Medicare risk                      65,173             31,103              109.5%
Medicaid(1)                        97,936            120,427              (18.7%)
Non-risk                          228,410            146,630               55.8%
                                ---------            -------
Total                           1,558,141            912,081               70.8%
                                =========            =======

(1) Effective June 30, 1997, the Company discontinued its Medicaid operations in the Jacksonville, Florida area.


         The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims liabilities, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

RESULTS OF OPERATIONS

         Effective April 1, 1998 the Company completed its acquisition of PHC for a total price including transaction costs (approximately $10.0 million) of approximately $334.5 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition (see Note 3 of the Condensed Consolidated Financial Statements).

         In connection with the acquisition of PHC, the Company relocated its Corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a reserve of $7.8 million for the incurred and anticipated costs related to the transition of the Corporate office. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs related to the unused space remaining at the old headquarters location. Through June 30, 1998, approximately $2.3 million has been paid related to this reserve.

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the Agreement AHERF received 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. The reserve provides for the contingency that, under applicable bankruptcy laws, AHERF could reject and refuse to perform under the agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. The Company anticipates that AHERF will reject the risk-sharing agreement, but AHERF has not done so as of the date of this filing. The Company has filed a lawsuit against certain hospital subsidiaries of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order compelling the hospitals to fulfill their contractual obligations to continue to provide heathcare services to the membership in western Pennsylvania. The Company believes this reserve is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties.



QUARTERS ENDED JUNE 30, 1998  AND 1997

         Managed care premiums increased $265.2 million, or 89.6%, from the prior year quarter. The PHC operations accounted for approximately $230.9 million or 87.1% of the increase. Exclusive of the PHC operations, membership decreased slightly by 21,787 or 2.4%. However, the Medicare risk membership, exclusive of the PHC acquisition, increased by 23,621 members, or 75.9%. Medicare risk membership has a significantly (approximately four times) higher per member per month premium when compared to commercial products. Membership growth, exclusive of PHC operations, was also offset by the shutdown of the Jacksonville, Florida operations on June 30, 1997. In addition, revenues per member per month, exclusive of the PHC acquisition, increased 5.3% for HMO members and 7.0% for PPO/POS members. A review of the pricing for the PHC operations completed during the quarter suggests that rate increases of 3-10%, in excess of medical cost trends, are needed. The Company has begun to implement those rate increases, subject to regulatory requirements.

         Management services revenue increased $17.5 million or 340.2% from the prior year quarter. The PHC ASO operations and PPO access fees accounted for approximately $9.6 million or 54.9% of the increase. The management services and marketing services agreements that were entered into coincident with the PHC acquisition accounted for approximately $7.5 million, or 42.9%, of the increase. Exclusive of the PHC operations and the related agreements with Mutual, the management services revenue increased approximately $.4 million or 2.3%.

         Health benefits expense increased $227.4 million, or 89.7%, from the prior year quarter, as a result of the increase in risk enrollment. The PHC operations accounted for approximately $206.1 million or 90.6% of the increase. Exclusive of the PHC operations, health benefits expense increased by approximately $21.3 million, or 9.4%. The increase is primarily attributable to the significant growth in the Medicare risk business. The Company's medical loss ratio remained constant at 85.7% compared to the prior year quarter.

         The Company has undertaken initiatives to control its medical costs, including global capitation arrangements, risk sharing with hospitals, capitating specialists, national contracting of ancillary services and rationalization of its health center operations. During the period March through May 1997, the Company entered into long-term global capitation arrangements with provider organizations in western Pennsylvania and St. Louis, Missouri pursuant to which the provider organizations receive a fixed percentage of premium to cover all of the costs of medical care the globally capitated members receive. At June 30, 1998, these global capitation agreements cover approximately 250,000 and 68,000, commercial, Medicaid and Medicare risk members in western Pennsylvania and St. Louis, respectively. Through June 30, 1998, the arrangements in western Pennsylvania and St. Louis, Missouri reduced the Company's medical costs as a percentage of premiums, enabled the Company to reduce administrative staff in patient utilization and medical management and shifted the risk of medical costs fluctuations to the provider networks.

         As previously discussed, in July 1998 AHERF, the global capitation provider organization in western Pennsylvania, filed for bankruptcy protection under Chapter 11. As a result, the extent that AHERF will continue to perform their obligations under that contract is uncertain. In addition to the charge to provide for the estimated claims that were incurred but not reported on behalf of the globally capitated members at the date of the bankruptcy filing, the Company expects that the medical loss ratio for the globally captitated members could be negatively impacted by 8-10% in the near term compared to the percentage of premium paid to AHERF under the global capitation agreement. The Company expects to increase administrative staff for patient utilization and medical management in western Pennsylvania. The Company intends to undertake additional initiatives to reduce medical costs, including an intensified focus on inpatient utilization and recontracting of our provider networks. The bankruptcy filing by AHERF does not impact the global capitation agreement with a different provider organization in St. Louis, Missouri.

         Because the Company's other global capitation arrangements are with provider organizations covering substantial membership, the Company has credit and operating risks associated with those agreements. The Company currently believes that the global Capitation agreement with the provider organization in St. Louis, Missouri is performing satisfactorily.

         Selling, general and administrative ("SGA") expense increased $41.1 million, or 97.2%, from the prior year quarter. The PHC operations accounted for approximately $31.5 million or 76.6% of the increase. The remaining increase in SGA in 1998 is attributable to the increase in Medicare risk members, additional personnel cost relating to administrative processes, particularly in claims processing, and the selling and administrative costs associated with the growth of the Medicare product in certain markets. The 1997 amount includes $1.1 million of severance related to certain executives. SGA expense as a percent of revenue, increased to 14.3% for the quarter ended June 30, 1998, from 14.0% in the prior year quarter.

         Depreciation and amortization increased $4.6 million, or 141.6%, from the prior year quarter. Depreciation related to the PHC operations accounted for approximately $0.8 million or 17.4% of the increase. The incremental amortization expense related to the intangibles and goodwill recorded as part of the PHC acquisition was approximately $3.3 million for the quarter ended June 30, 1998.

         Other income, net decreased by $2.5 million, or 27.6%, from the prior year quarter. The decrease in other income, net was primarily attributable to the $9.6 million pre-tax gain related to the sale of the medical offices that was recognized in the prior year quarter. The decrease was partially offset by current year investment income attributable to the PHC operations.

         Loss from operations was $51.2 million. Excluding the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters reported in the quarter ended June 30, 1998, the operating earnings would have been $11.5 million. This $9.5 million increase in operating income compared to the prior year quarter, excluding the charges, is primarily attributable to improved per member per month revenue yields.

         The Company's net loss was $27.8 million. Net loss per common share was $0.47 per share for the quarter ending June 30, 1998 compared to earnings per common share and common equivalent share of $0.20 in the prior year quarter. Exclusive of the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters, the Company would have reported earnings per common and common equivalent of $0.17 per share for the quarter ended June 30, 1998. The weighted average common and common equivalent shares outstanding were approximately 58,592,000 and 33,390,000 for the quarters ended June 30, 1998 and 1997, respectively. The increase in 1998 average shares is attributable to the issuance of stock in April 1998 related to the acquisition of PHC.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Managed care premiums increased $294.4 million for the six months ended June 30, 1998, or 49.8%, from the corresponding period in 1997. The PHC operations accounted for approximately $230.9 million or 78.4% of the increase. Exclusive of the PHC operations, membership decreased slightly by 21,787 or 2.4%. However, the Medicare risk membership increased by 23,621 members, or 75.9%. Medicare risk membership has a significantly (approximately four times) higher per member per month premium when compared to commercial products. Membership growth, exclusive of the PHC operations, was also offset by the shutdown of the Jacksonville, Florida operations on June 30, 1997. In addition, revenues per member per month, exclusive of the PHC operations, increased 4.6% for HMO members and 7.5% for PPO/POS members. A review of the pricing for the PHC operations completed during the quarter suggests that rate increases of 3-10%, in excess of medical cost trends, are needed. The Company has begun to implement those increases, subject to regulatory requirements.

         Management services revenue increased $19.1 million for the six months ended June 30, 1998 or 213.3%, from the corresponding period in 1997. Management services and marketing services agreements that were entered into coincident with the acquisition of PHC accounted for approximately $7.5 million, or 39.3%, of the increase. Approximately $9.6 million or 50.3% of the increase is primarily attributable to the PHC ASO operations and PPO access fees. Exclusive of the PHC acquisition and the related agreements with Mutual, the management services revenue increased approximately $2.0 million or 10.5% and can be attributed to transition services related to global capitation agreements and rate increases to ASO customers.

         Health benefits expense increased $238.5 million for the six months ended June 30, 1998 or 46.1%, from the corresponding period in 1997, primarily as a result of the increase in risk enrollment, especially Medicare enrollment. The PHC operations accounted for approximately $206.1 million or 86.4% of the increase. The Company's medical loss ratio decreased from 87.5% to 85.4% for the six months ended June 30, 1998, from the corresponding period in 1997. This decrease is primarily due to the effect of global capitation contracts in western Pennsylvania (effective March 31, 1997) and St. Louis (effective May 1,
1997) (see page 11 for discussion of AHERF bankruptcy and its potential impact on health benefits expense).

         Selling, general and administrative ("SGA") expense increased $46.8 million for the six months ended June 30, 1998 or 57.3%, from the corresponding period in 1997. The PHC operations accounted for approximately $31.5 million or 67.4% of the increase. The remainder of the increase in SGA is primarily attributable to the increase in Medicare risk membership, additional personnel cost relating to administrative processes, particularly in claims processing, and the costs associated with the growth of the Medicare product in certain markets. SGA expense as a percent of revenue increased to 14.0% for the six months ended June 30, 1998, from 13.6% in the corresponding period in 1997.

         Depreciation and amortization increased $3.6 million for the six months ended June 30, 1998, or 51.2%, from the corresponding period in 1997. Depreciation expense from the PHC operations accounted for approximately $0.8 million or 22.2% of the increase. The incremental amortization expense related to the intangibles and goodwill recorded as part of the PHC acquisition was approximately $3.3 million for the six months ended June 30, 1998.

         Other income, net decreased $8.3 million for the six months ended June 30, 1998 or 53.2% from the corresponding period in 1997. The decrease in other income, net was primarily attributable to the $9.6 million pre-tax gain related to the sale of the medical offices that was recognized in the second quarter of 1997. The decrease was partially offset by investment income attributable to the PHC operations.

         Loss from operations was $44.1 million for the six months ended June 30, 1998. Excluding the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters, reported in the quarter ended June 30, 1998, the operating earnings would have been $18.7 million for the six months ended June 30, 1998. The increase in the operating earnings, exclusive of the charges for the six months ended June 30, 1998 is primarily attributable to the improved medical loss ratio related to the global captitation agreements that became effective during the second quarter of 1997 tempered by a slightly higher loss ratio related to increased Medicare membership (see page 11 for a discussion of the AHERF bankruptcy and its potential impact on health benefits expense).

         The Company's net loss was $23.0 million. Net loss per common share was $0.50 in the first half of 1998 compared to earnings per common and common equivalent share of $0.17 in the first half of 1997. Exclusive of the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters the Company would have reported earnings per common and common equivalent of $0.30 per share for the six months ended June 30, 1998. The weighted average common and common equivalent shares outstanding were approximately 45,970,000 and 33,112,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 average shares is attributable to the issuance of the Convertible Exchangeable Senior Subordinated Notes and related warrants in April 1997 and the stock issued in April 1998 related to the acquisition of PHC.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $19.4 million restricted under state regulations, increased $212.0 million to $439.9 million at June 30, 1998 from $227.9 million at December 31, 1997. The increase is primarily attributable to the PHC operations that increased cash and investments by $250.3 million at the date of acquisition. Coventry's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. Coventry believes that since its long-term investments are available for sale, the amount of such investments should be added to short-term assets when assessing the Company's working capital and liquidity and that short-term assets plus long-term investments available for sale less short-term liabilities (excluding Credit Facility expected to be refinanced of $42.2 million) increased to $88.3 million at June 30, 1998 from $53.3 million at December 31, 1997.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $110.6 million and $52.9 million at June 30, 1998 and December 31, 1997, respectively. Excluding funds subject to regulation, the Company had cash and investments of approximately $41.2 million and $28.6 million at June 30, 1998 and December 31, 1997, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes.

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.2 million at June 30, 1998. The Credit Facility bears interest at LIBOR plus 1.75% and the entire outstanding balance is due on March 31, 1999. The Company currently expects to refinance or extend the maturity of the Credit Facility prior to March 31, 1999.

         The Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the Credit Facility, prohibits the sale of any substantial subsidiary and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Credit Facility contains covenants relating to net worth, maintenance of statutory capital requirements, fixed charges coverage and the creation or assumption of debt or liens on the assets of the Company. The Credit Facility is collateralized by substantially all of the assets of the Company. As a result of the AHERF charge, the Company was not in compliance with the capital requirement and fixed charge coverage requirements under the Credit Facility at June 30, 1998. The Company and its lenders have amended the Credit Facility so that as of the date of this filing, the Company is in compliance with the amended requirements.

         On June 30, 1998, the effective interest rate on the indebtedness under the Credit Facility was 7.4375%.

         During the quarter ending June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The Coventry Convertible Notes are convertible into 4 million shares of Coventry Common Stock.

         The Coventry Convertible Notes are exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. Interest is payable semi-annually for two years and accrues at 8.3%. Interest is payable in additional Coventry Convertible Notes and, as a result, the accrued interest at June 30, 1998 has been added to the outstanding indebtedness.

         Projected capital investments in 1998 of approximately $16 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. Approximately $4.6 million has been expended for capital investments for the six months ended June 30, 1998.

         The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries and other financing alternatives (including the refinancing or extension of the Credit Facility) will be sufficient to fund continuing operations and debt service obligations through June 30, 1999. Due to the AHERF bankruptcy, the Company may be required to pay claims in excess of capitated amounts for the members covered under the AHERF agreement. The Company also may be required to provide additional capital to its regulated subsidiaries to provide for additional medical claim liabilities related to the AHERF bankruptcy. The Company would expect to make such payments from its existing cash resources or other financing alternatives, including obtaining additional funds from its lending banks or other borrowing sources or from sales of operating assets.

IMPACT OF YEAR 2000

         The Company's business is significantly dependent on information systems. The Company has undertaken a program designed to prevent material information system disruption at January 1, 2000. While the Company believes that its planning efforts are adequate to address the year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

LEGISLATION AND REGULATION

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, limit the Company's ability to control medical costs, expose the Company to liability to members for coverage denials or delays, require certain coverages and impose other requirements on managed care companies. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations in the short run.

         As a result of the introduction of Medicare and Medicaid risk products in 1995, the Company is subject to regulatory and legislative changes in those two government programs. On August 5, 1997, the President signed into law the Balanced Budget Act of 1997. This law made revisions to the Medicare program, including permitting provider-sponsored organizations to offer services to Medicare beneficiaries, and requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage a "prudent lay person" would deem necessary and to provide grievance and appeal procedures, and prohibiting such plans from restricting providers' advice concerning medical care. The Company does not believe this legislation will have a material adverse effect on its operations.

RISK FACTORS

         The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. See "Business-Risk Factors" contained in the Company's Proxy Statement on Form S-4/A dated March 10, 1998.

PART II OTHER INFORMATION

         ITEM 1.: Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 1998 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         ITEMS 2, 3, 4 and 5: Not Applicable

         ITEM 6:  Exhibits and Report on Form 8-K

         (a)      Exhibits required to be filed by Item 601 of Regulation S-K.

                  Exhibit
                  No.      Description of Exhibit

                  10.31    Coventry Health Care, Inc. 1998 Stock Incentive Plan

                  10.32 Form of Company's Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Sharon
                           I. Taylor, Francis S. Soistman, Jr., Robert J. Mrizek, Harvey Pollack, C. David Roberts, Ronald M. Chaffin, Bernard J. Mansheim, M.D., Thomas Davis (includes executive's right to terminate and receive severance if he required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive's right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive's right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control).

                  10.33 Employment Agreement dated March 13, 1998 between Thomas McDonough and Coventry Corporation

                  10.34 Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc.

                  10.35 Agreement and Release dated May 29, 1998 between Robert A. Mayer, Coventry Corporation and HealthAmerica Pennsylvania, Inc.

                  10.36 Agreement and Release dated June 30, 1998 between Kenneth J. Linde and Coventry Health Care, Inc.

                  21       Subsidiaries of Registrant

                  27       Financial data schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  1 The Company filed a Form 8-K on April 8, 1998 reporting (i) the closing of the transaction among the Company, Coventry Corporation, Coventry Health Care, Inc., a Maryland corporation, Principal Mutual Life Insurance Company, Principal Holding Company and Principal Health Care, Inc. on March 31, 1998, effective April 1, 1998, the succession of interest of the Company to Coventry Corporation, and (iii) including audited financial statements for Principal Health Care, Inc. for the three years ended December 31, 1997, and pro-forma information for the year ended December 31, 1997 reflecting the effect of the transaction.

                  2 The Company filed a Form 8-K on April 23, 1998 describing the Company's Common Stock

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COVENTRY HEALTH CARE, INC.
                                           (Registrant)



Date:   8-14-98                     By: /s/ Allen F. Wise
      --------------                   -----------------------------------------
                                       Allen F. Wise
                                       President and Chief Executive
                                       Officer


Date:   8-14-98                     By: /s/ Dale B. Wolf
      --------------                   -----------------------------------------
                                       Dale B. Wolf
                                       Executive Vice President and
                                       Chief Financial Officer