Form 10-Q
period 1998-09-30
COVENTRY HEALTH CARE INC
filed 1998-11-16
CIK 1054833

                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998 or
     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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

           6705 ROCKLEDGE DRIVE, SUITE 900, BETHESDA, MARYLAND 20817
                    (Address of principal executive office)
                                   (Zip Code)

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

                                 YES   X     NO
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                        Outstanding at November 3, 1998
-----                                        -------------------------------
Common stock $.01 Par Value                             58,831,515


                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                    1

          Condensed Consolidated Statements of Operations for the quarter
          and nine months ended September 30, 1998 and 1997                    2

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997                             3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3:   Quantitative and Qualitative Disclosures about Market Risk           17

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                    18

Items 2, 3, 4 and 5                                                            18

Item 6                                                                         18

Signatures                                                                     19


Part I.   FINANCIAL INFORMATION

Item 1:   Financial Statements


                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      September 30,      December 31,
ASSETS                                                                    1998               1997
                                                                     ---------------     -------------
                                                                        (unaudited)

Cash and cash equivalents                                               $   310,081      $   153,979
Short-term investments                                                       43,486            3,870
Accounts receivable, net                                                     52,609           40,005
Other receivables                                                            41,627           16,663
Deferred income taxes                                                        75,098           17,920
Other current assets                                                          3,943            4,687
                                                                        -----------      -----------
      Total current assets                                                  526,844          237,124

Long-term investments                                                       159,461           82,242
Property and equipment, net                                                  43,738           21,937
Goodwill and intangible assets, net                                         371,998          108,637
Other assets                                                                  9,927           19,391
                                                                        -----------      -----------
      Total assets                                                      $ 1,111,968      $   469,331
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claims liabilities                                              $   358,978      $   118,022
Accounts payable and other accrued liabilities                              180,481          102,981
Deferred revenue                                                             22,235           39,093
Current portion of long-term debt and notes payable                          45,592              765
                                                                        -----------      -----------

      Total current liabilities                                             607,286          260,861

Convertible exchangeable subordinated notes                                  44,589           42,042
Long-term debt                                                                  825           43,677
Other long-term liabilities                                                  27,313            4,933

Stockholders' equity:
      Common Stock, $.01 par value; 200,000,000 shares
      authorized; 59,271,075 issued (including 439,560 shares
      owned by a subsidiary), 58,831,515 shares outstanding in 1998 and 33,712,665 shares issued (including 439,560 shares
      owned by subsidiary), 33,273,105 outstanding in 1997                      593              337
Additional paid-in capital                                                  475,653          146,426
Net unrealized investment gain                                                3,227              592
Accumulated deficit                                                         (42,518)         (24,537)
Treasury stock, at cost, 439,560 shares                                      (5,000)          (5,000)
                                                                        -----------      -----------
      Total stockholders' equity                                        $   431,955      $   117,818
                                                                        -----------      -----------
      Total liabilities and stockholders' equity                        $ 1,111,968      $   469,331
                                                                        ===========      ===========

See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Quarter Ended              Nine months ended
                                                         September 30,                 September 30,
                                              ------------------------------   -----------------------------
                                                  1998             1997            1998              1997
Operating revenues:
   Managed care premiums                      $   568,280     $   300,904      $ 1,454,022      $   892,357
   Management services                             24,998           5,790           53,269           14,763
                                              -----------     -----------      -----------      -----------
     Total operating revenues                     593,278         306,694        1,507,291          907,120

Operating expenses:
   Health benefits                                505,518         254,551        1,261,817          772,363
   Selling, general and administrative             78,077          43,287          206,434          124,892
   Depreciation and amortization                    7,504           2,880           18,141            9,913
   Restructuring charge                              --              --              7,780             --
   AHERF charge                                      --              --             55,000             --
                                              -----------     -----------      -----------      -----------
     Total operating expenses                     591,099         300,718        1,549,172          907,168
                                              -----------     -----------      -----------      -----------

Operating earnings (loss)                           2,179           5,976          (41,881)             (48)

Other income, net of interest expense               5,809          (1,542)          13,113           14,075
                                              -----------     -----------      -----------      -----------

Earnings (loss) before income taxes
   and minority interest                            7,988           4,434          (28,768)          14,027

Provision for (benefit from) income taxes           2,920           1,774          (10,787)           5,611

Minority interest in loss of consolidated
   subsidiary, net of income tax                     --                 2             --                 19
                                              -----------     -----------      -----------      -----------
Net earnings (loss)                           $     5,068     $     2,658      $   (17,981)     $     8,397
                                              ===========     ===========      ===========      ===========

Net earnings (loss) per common and
common equivalent share
     Basic                                    $      0.09     $      0.08      $     (0.36)     $      0.25
                                              ===========     ===========      ===========      ===========

     Diluted                                  $      0.09     $      0.08      $      --        $      0.25
                                              ===========     ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                 1998           1997

Net cash provided by operating activities                     $  22,606      $   1,107
                                                              ---------      ---------

Cash flows from investing activities:
   Capital expenditures, net                                     (8,249)        (4,902)
   Sale of investments                                           85,093         27,885
   Purchase of investments                                      (94,044)       (21,367)
   Proceeds from sale of subsidiary and medical offices            --           51,862
   Cash acquired with purchase of PHC                           148,600           --
                                                              ---------      ---------

Net cash provided by investing activities                       131,400         53,478
                                                              ---------      ---------

Cash flows from financing activities:
   Issuance of long-term debt and notes payable                   2,478         40,000
   Payments of long-term debt and notes payable                  (1,797)       (43,217)
   Net proceeds from issuance of stock and warrants               1,415          4,222
                                                              ---------      ---------

Net cash provided by financing activities                         2,096          1,005
                                                              ---------      ---------

Net increase in cash and cash equivalents                       156,102         55,590
Cash and cash equivalents at beginning of the period            153,979         85,646
                                                              ---------      ---------

Cash and cash equivalents at end of the period                $ 310,081      $ 141,236
                                                              =========      =========

Supplemental disclosures of cash flow information
   Cash paid (received) during the period was as follows:
     Interest                                                 $   2,586      $   6,119
                                                              =========      =========
     Income taxes                                             $  13,600      $  (6,508)
                                                              =========      =========


See notes to condensed consolidated financial statements.

                           COVENTRY HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position and results of operations of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain reclassifications have been made to 1997 amounts to conform to the 1998 presentation. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, notes thereto and management's discussion and analysis included in the Company's most recent Annual Report on Form 10-K, filed with the SEC on March 24, 1998.

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

         Segment reporting - Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company is still evaluating the impact of SFAS No. 131 and expects to complete its evaluation in the fourth quarter of 1998. As allowed under SFAS No. 131, this standard will not be applied to the Company's interim financial statements during 1998, the initial year of its application.

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

         Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Mutual. Both agreements extend through December 31, 1999. The Company expects to receive payments of approximately $24.7 million and $26.4 million in 1998 and 1999, respectively. The Company recognized approximately $7.7 million and $15.2 million for the quarter and nine month period ended September 30, 1998, respectively, related to these agreements.

         The purchase price has been preliminarily allocated to the assets, including identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identified tangible and intangible assets acquired of approximately $229.0 million was allocated to goodwill. The amounts allocated to identifiable intangible assets and goodwill and their related useful lives are as follows:

                                                                       USEFUL
DESCRIPTION                                         AMOUNT              LIFE
-----------                                         ------              ----
Marketing Service Agreement                      $  1,500,000        1.75 years
Customer Lists                                      7,233,000           5 years
HMO Licenses                                       10,000,000          20 years
Management Services
  Agreement                                         4,687,500        1.75 years
Renewal Rights Agreement                           20,312,500          35 years
Goodwill                                          229,016,629          35 years
                                                 ------------
Total                                            $272,749,629
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

         In connection with the acquisition of PHC, the Company also maintains an agreement with Mutual, whereby Mutual pays a fee for access to the Company's PPO network based on a rate per contract and a percentage of savings based on the Company's negotiated fee schedule. The maximum amount that can be paid under the percentage of savings component of the agreement is $12.0 million for 1998 and $8.0 million for 1999. The Company recognized $4.0 million and $8.0 million for the quarter and nine months ended September 30, 1998, respectively, related to this agreement.

         The following unaudited pro-forma condensed consolidated results of operations assumes the acquisition occurred on January 1, 1998 and excludes the restructuring charge of $7.8 million, see note 5 (in thousands, except per share data):

                                                               NINE MONTHS
                                                                  ENDED
                                                             SEPT. 30, 1998
                                                             --------------
                                                               (UNAUDITED)
Operating revenues                                             $1,743,023
Net loss                                                          (46,286)
Earnings per share, basic                                           (0.79)

4.       COMPREHENSIVE INCOME

         Comprehensive income is as follows (in thousands):

                                                           QUARTER              QUARTER
                                                            ENDED                ENDED
                                                           9/30/98              9/30/97
                                                           -------              -------
Net income                                                 $5,068               $2,658
Other comprehensive income, net of tax:
   Unrealized gains on securities                           1,345                  274
                                                           ------               ------
Comprehensive income                                       $6,413               $2,932
                                                           ======               ======

                                                           NINE                 NINE
                                                       MONTHS ENDED         MONTHS ENDED
                                                         9/30/98               9/30/97
                                                         -------               -------
Net (loss) income                                        $(17,981)             $ 8,397
Other comprehensive income, net of tax:
   Unrealized gains on securities                           2,635                   44
                                                         --------              -------
Comprehensive (loss) income                              $(15,346)             $ 8,441
                                                         ========              =======

5.       RESTRUCTURING CHARGE

         In connection with the acquisition of PHC, the Company relocated its Corporate Headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a reserve of $7.8 million for the incurred and anticipated costs related to the transition of the Corporate office. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs related to the unused space remaining at the old headquarters location. Through September 30, 1998, the Company has paid approximately $3.0 million related to this reserve. The Company expects to make payments through December 2002 related to these restructuring charges.

6.       AHERF CHARGE

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the Agreement AHERF was paid 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy related charges. The reserve provides for the contingency that, under applicable bankruptcy laws, AHERF could reject and refuse to perform under the agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. The Company anticipates that AHERF will reject the risk-sharing agreement, but AHERF has not done so as of the date of this filing. The Company has filed a lawsuit against certain affiliated hospitals of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. The Company believes this reserve is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties, including the recoverability of AHERF related receivables. For the three months ended September 30, 1998 $30.3 million has been paid for medical claims related to this reserve.

7.       EARNINGS (LOSS) PER SHARE

         The following table summarizes the earnings (loss) and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                               QUARTER ENDED SEPT. 30, 1998
                                                               ----------------------------
                                                    EARNINGS              SHARES              PER SHARE
                                                   (NUMERATOR)         (DENOMINATOR)            AMOUNT
                                                   -----------         -------------          ---------
Net income                                             5,068
Basic EPS                                              5,068               58,785                0.09
Effect of Dilutive Securities:
  Options and warrants                                                        114
                                                       -----               ------
Diluted EPS                                            5,068               58,899                0.09

                                                               QUARTER ENDED SEPT. 30, 1997
                                                               ----------------------------
                                                    EARNINGS              SHARES               PER SHARE
                                                   (NUMERATOR)         (DENOMINATOR)            AMOUNT
                                                   -----------         -------------           ---------
Net income                                             2,658
Basic EPS                                              2,658               33,186                0.08
Effect of Dilutive Securities:
  Options and warrants                                                      1,766
  Convertible notes                                      467                4,000
                                                      ------               ------
Diluted EPS                                            3,125               38,952                0.08

                                                             NINE MONTHS ENDED SEPT. 30, 1998
                                                             --------------------------------
                                                      LOSS                SHARES               PER SHARE
                                                   (NUMERATOR)         (DENOMINATOR)            AMOUNT
                                                   -----------         -------------           ---------
Net loss                                             (17,981)
Basic EPS                                            (17,981)              50,242               (0.36)



                                                                NINE MONTHS ENDED SEPT. 30, 1997
                                                                --------------------------------
                                                         EARNINGS              SHARES            PER SHARE
                                                        (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                        -----------         -------------        ---------
Net income                                                  8,397
Basic EPS                                                   8,397               33,196              0.25
Effect of Dilutive Securities:
  Options and warrants                                                             803
  Convertible notes                                           649                1,834
                                                           ------               ------
Diluted EPS                                                 9,046               35,833              0.25

8.       SUBSEQUENT EVENTS

         On October 5, 1998, the Company announced that it had signed a definitive agreement with First American Group of Companies, Inc., the parent of American Health Care Providers, Inc., to sell its subsidiary, Principal Health Care of Illinois, Inc. The Illinois health plan accounted for 56,358 risk members and 2,459 non-risk members in Chicago and surrounding counties as of September 30, 1998 and reported approximately $28.3 million in revenues for the quarter ended September 30, 1998.

         On October 15, 1998, the Company announced that it had signed a definitive agreement with Blue Cross and Blue Shield of Florida's HMO, Health Options, Inc., to sell its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plans accounted for 142,024 commercial members as of September 30, 1998 and reported approximately $56.4 million in revenues for the quarter ended September 30, 1998.

         Consummation of the transactions will be subject to regulatory approval and other conditions, and are currently anticipated to occur in the fourth quarter of 1998. The proceeds from both sales will be used to reduce bank debt, assist in improving the capital position of the Company's regulated entities, and for other general corporate purposes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

         Coventry Health Care, Inc., headquartered in Bethesda, Maryland is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States.

         The Company serves a membership of 1,352,874 full-risk members and 228,273 self-insured members as of September 30, 1998. The following tables show the total number of enrollees as of September 30, 1998 and 1997 and the percentage increases in enrollment. The September 30, 1998 enrollment figures reflect the acquisition of the PHC health plans effective April 1, 1998.

                                                              SEPT. 30,                     PERCENT
                                                      1998                1997              CHANGE
                                                      ----                ----              ------
St. Louis(1)                                          315,516            253,375              24.5%
Western Pennsylvania                                  258,175            257,584               0.2%
Central Pennsylvania                                  167,509            186,899             (10.4%)
Florida (2)                                           146,647               -                N/A
Iowa                                                   80,516               -                N/A
Illinois/Chicago (2)                                   56,358               -                N/A
Richmond                                               54,596             55,343              (1.4%)
Delaware/Baltimore                                     53,948               -                N/A
Kansas City                                            46,496               -                N/A
Louisiana                                              38,881               -                N/A
Wichita                                                33,839               -                N/A
Nebraska                                               33,825               -                N/A
Indiana                                                27,275               -                N/A
Carolinas                                              21,530               -                N/A
Georgia                                                17,763               -                N/A
                                                    ---------            -------
Total at-risk membership by market                  1,352,874            753,201              79.6%

  Total non-risk membership by market(3)              228,273            144,557              57.9%
                                                    ---------            -------
Total membership by market                          1,581,147            897,758              76.1%
                                                    =========            =======

                                                            SEPT. 30,                       PERCENT
                                                       1998               1997              CHANGE
                                                       ----               ----              ------
Commercial HMO                                        927,037            388,575             138.6%
Commercial PPO/POS                                    253,468            224,070              13.1%
Medicare risk                                          70,869             34,588             104.9%
Medicare cost                                           1,954              3,697             (47.1%)
Medicaid                                               99,546            102,271              (2.7%)
                                                    ---------            -------
  Total at-risk membership by product               1,352,874            753,201              79.6%

  Non-risk membership by product(3)                   228,273            144,557              57.9%
                                                    ---------            -------
Total membership by product                         1,581,147            897,758              76.1%
                                                    =========            =======

(1)  Includes 32,703 PHC of St. Louis members.

(2) Subsequent to September 30, 1998, the Company entered into agreements to sell its Illinois and Florida health plans.
(3)  1998 Non-risk membership includes 85,385 members attributable to PHC plans.

         The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and, during a portion of 1997, expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company currently believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims liabilities, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) which consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, differences are reflected in current operations. The Company continually refines its reserving practices to incorporate new events and trends.

         On October 5, 1998, the Company announced that it had signed a definitive agreement with First American Group of Companies, Inc., the parent of American Health Care Providers, Inc., to sell its subsidiary, Principal Health Care of Illinois, Inc. The Illinois health plan accounted for 56,358 risk members and 2,459 non-risk members in Chicago and surrounding counties as of September 30, 1998 and reported approximately $28.3 million in revenues for the quarter ended September 30, 1998.

         On October 15, 1998, the Company announced that it had signed a definitive agreement with Blue Cross and Blue Shield of Florida's HMO, Health Options, Inc., to sell its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plans accounted for 142,024 commercial members as of September 30, 1998 and reported approximately $56.4 million in revenues for the quarter ended September 30, 1998.

         Consummation of the transactions will be subject to regulatory approval and other conditions, and are currently anticipated to occur in the fourth quarter of 1998. The proceeds from both sales will be used to reduce bank debt, assist in improving the capital position of the Company's regulated entities, and for other general corporate purposes.

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

         In connection with the acquisition of PHC, the Company relocated its Corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a reserve of $7.8 million for the incurred and anticipated costs related to the transition of the Corporate office. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs related to the unused space remaining at the old headquarters location. Through September 30, 1998, approximately $3.0 million has been paid related to this reserve.

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the Agreement AHERF received 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. The reserve provides for the contingency that, under applicable bankruptcy laws, AHERF could reject and refuse to perform under the agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. The Company anticipates that AHERF will reject the risk-sharing agreement, but AHERF has not done so as of the date of this filing. The Company has filed a lawsuit against certain affiliated hospitals of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. The Company believes this reserve is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties.

QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

         Managed care premiums increased $267.4 million, or 88.9%, from the prior year quarter. The PHC operations accounted for approximately $235.4 million or 88.0% of the increase. Exclusive of the PHC operations, total membership increased slightly by 8,367 or 0.9%. The Medicare risk membership, exclusive of the PHC acquisition, increased by 26,391 members, or 76.3%. The increase in Medicare membership was offset by a 20,484 decrease in Medicaid membership primarily resulting from the Company's decision to exit the Medicaid market in Pennsylvania in the first quarter of 1998. Medicare risk membership has a significantly (approximately three times) higher per member per month premium when compared to commercial products. In addition, revenues per member per month, exclusive of the PHC acquisition, remained level for HMO members and increased 10.2% for PPO/POS members. The Company continued to install rate increases that averaged approximately 7% for renewals in the quarter.

         The Company will exit the Medicare program in several counties representing approximately 18,000 members effective December 31, 1998. Approximately 10,000 of those members are in the Florida and Illinois health plans that are being sold. The remaining markets are being exited because the reimbursement rates are not adequate and the Company was not successful in its recontracting efforts.

         Management services revenue increased $19.2 million or 331.7% from the prior year quarter. The PHC ASO operations and PPO access fees accounted for approximately $10.5 million or 54.7% of the increase. The management services and marketing services agreements that were entered into coincident with the PHC acquisition accounted for approximately $7.7 million, or 40.1%, of the increase. Exclusive of the PHC operations and the related agreements with Mutual, the management services revenue increased approximately $1.0 million or 5.2%.

         Health benefits expense increased $251.0 million, or 98.6%, from the prior year quarter. The PHC operations accounted for approximately $205.5 million or 81.9% of the increase. Exclusive of the PHC operations, health benefits expense increased by approximately $45.5 million, or 18.1%. The remaining increase is primarily attributable to the significant growth in the Medicare risk business and an increase in the Company's medical loss ratio of 4.4% to 89.0% from 84.6% in the prior year quarter. The increase in the medical loss ratio is attributable to the fact the Company has elected to record medical expenses related to AHERF affiliated providers as if the global capitation agreement was no longer in effect subsequent to the AHERF bankruptcy and increased medical costs in certain of its markets. The Company continues to focus intensely on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improve the overall quality and level of care. The Company is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve access to the network for the Company's members.

         Selling, general and administrative ("SGA") expense increased $34.8 million, or 80.4%, from the prior year quarter. The PHC operations accounted for approximately $34.0 million or 97.7% of the increase. SGA expense as a percent of revenue, decreased to 13.2% for the quarter ended September 30, 1998, from 14.1% in the prior year quarter which is primarily attributable to changes in estimates of certain accrued amounts in the current quarter. In an effort to control costs and improve customer service, the Company is in the process of migrating certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. It is anticipated that the service centers would be fully operational in the fourth quarter of 1999.

         Depreciation and amortization increased $4.6 million, or 160.6%, from the prior year quarter. Depreciation related to the PHC operations accounted for approximately $0.7 million or 15.2% of the increase. The incremental amortization expense related to the intangibles and goodwill recorded as part of the PHC acquisition was approximately $3.4 million or 73.9% of the increase for the quarter ended September 30, 1998.

         Other income, net increased by $7.4 million, or 476.7%, from the prior year quarter. The PHC operations accounted for approximately $3.1 million or 41.9% of the increase. Exclusive of the PHC operations, other income, net increased by approximately $4.3 million or 58.1%. The remaining increase is primarily attributable to increased investment income resulting from the increase in invested assets subsequent to the acquisition of PHC.

         Earnings from operations were $2.2 million compared to $6.0 million in the prior year quarter. This $3.8 million decrease in operating income compared to the prior year quarter is attributable to various factors as described above.

         The Company's effective tax rate is 36.6% compared to 40.0% for the prior year quarter. The 3.4% decrease is attributable to changes in the estimates of permanent differences between book and taxable income.

         The Company's net earnings were $5.1 million. Net earnings per common and common equivalent share were $0.09 per share for the quarter ending September 30, 1998 compared to earnings per common share and common equivalent share of $0.08 in the prior year quarter. The weighted average common and common equivalent shares outstanding were approximately 58,899,000 and 38,952,000 for the quarters ended September 30, 1998 and 1997, respectively. The increase in 1998 average shares is primarily attributable to the issuance of stock in April 1998 related to the acquisition of PHC.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Managed care premiums increased $561.7 million or 62.9%, from the corresponding period in 1997. The PHC operations accounted for approximately $466.3 million or 83.0% of the increase. Exclusive of the PHC operations, membership increased slightly by 8,367. The Medicare risk membership, exclusive of the PHC acquisition, increased by 26,391 members, or 76.3%. The increase in Medicare membership was offset by a 20,484 decrease in Medicaid membership primarily resulting from the Company's decision to exit the Medicaid market in Pennsylvania in the first quarter of 1998. Medicare risk membership has a significantly (approximately three times) higher per member per month premium when compared to commercial products. In addition, revenues per member per month, exclusive of the PHC acquisition, increased 3.8% for HMO members and 8.4% for PPO/POS members. The Company continues to install rate increases that averaged approximately 7% for renewals in the quarter ended September 30, 1998.

         The Company will exit the Medicare program in several counties representing approximately 18,000 members effective December 31, 1998. Approximately 10,000 of those members are in the Florida and Illinois health plans that are being sold. The remaining markets are being exited because the reimbursement rates are not adequate and the Company was not successful in its recontracting efforts.

         Management services revenue increased $38.5 million for the nine months ended September 30, 1998 or 260.8%, from the corresponding period in 1997. Management services and marketing services agreements that were entered into coincident with the acquisition of PHC accounted for approximately $15.3 million, or 39.7%, of the increase. Approximately $20.1 million or 52.2% of the increase is primarily attributable to the PHC ASO operations and PPO access fees. Exclusive of the PHC acquisition and the related agreements with Mutual, the management services revenue increased approximately $3.1 million or 8.1% and can be attributed to transition services related to global capitation agreements and rate increases to ASO customers.

         Health benefits expense increased $489.5 million for the nine months ended September 30, 1998 or 63.4%, from the corresponding period in 1997, primarily as a result of the increase in risk enrollment, especially Medicare enrollment. The PHC operations accounted for approximately $411.6 million or 84.1% of the increase. The Company's medical loss ratio increased slightly from 86.6% to 86.8% for the nine months ended September 30, 1998, from the corresponding period in 1997.

         The Company continues to focus intensely on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improve the overall quality and level of care. The Company is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve access to the network for the Company's members.

         As previously discussed, in July 1998, AHERF, the global capitation provider organization in western Pennsylvania, filed for bankruptcy protection under Chapter 11. As a result, the extent that AHERF will continue to perform their obligations under that contract is uncertain. In addition to the charge to provide for the estimated claims that were incurred but not reported on behalf of the globally capitated members at the date of the bankruptcy filing, the Company expects that the medical loss ratio for the globally captitated members could be negatively impacted by 8-10% in the near term compared to the percentage of premium paid to AHERF under the global capitation agreement. In addition, the Company expects to increase administrative staff for patient utilization and medical management in western Pennsylvania.

         SGA expense increased $81.5 million for the nine months ended September 30, 1998 or 65.3%, from the corresponding period in 1997. The PHC operations accounted for approximately $61.5 million or 75.5% of the increase. The remainder of the increase in SGA is primarily attributable to the increase in Medicare risk membership, additional personnel cost relating to administrative processes, particularly in claims processing, and the costs associated with the growth of the Medicare product in certain markets. SGA expense as a percent of revenue decreased to 13.7% for the nine months ended September 30, 1998, from 13.8% in the corresponding period in 1997. In an effort to control costs and improve customer service, the Company is in the process of migrating certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. It is anticipated that the service center would be fully operational in the fourth quarter of 1999.

         Depreciation and amortization increased $8.2 million for the nine months ended September 30, 1998, or 83.0%, from the corresponding period in 1997. Depreciation expense from the PHC operations accounted for approximately $1.5 million or 18.3% of the increase. The incremental amortization expense related to the intangibles and goodwill recorded as part of the PHC acquisition was approximately $6.7 million or 81.7% of the increase for the nine months ended September 30, 1998.

         Other income, net decreased $1.0 million for the nine months ended September 30, 1998 or 6.8% from the corresponding period in 1997. Other income, net related to the PHC operations amounts to approximately $6.9 million. Exclusive of the PHC operations, other income, net decreased by $7.9 million. That reduction is primarily attributable to a $14.9 million pre-tax gain related to the sale of medical offices that was recognized in the prior year, offset by increased investment income resulting from the increase in invested assets subsequent to the acquisition of PHC.

         Loss from operations was $41.9 million for the nine months ended September 30, 1998. Excluding the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters, reported in the quarter ended June 30, 1998, operating earnings would have been $20.9 million for the nine months ended September 30, 1998 compared to $0.05 million from the corresponding period in 1997. The increase in the operating earnings, exclusive of the charges for the nine months ended September 30, 1998 is attributable to various factors as previously described.

         The Company's net loss was $18.0 million. Net loss per common and common equivalent share was $0.36 for the nine months of 1998 compared to earnings per common and common equivalent share of $0.25 for the nine months of 1997. Excluding the $62.8 million of charges associated with the AHERF bankruptcy and the restructuring of the Corporate headquarters, the Company would have reported earnings per common and common equivalent of $0.40 per share for the nine months ended September 30, 1998. The weighted average common and common equivalent shares outstanding were approximately 54,102,000 and 35,833,000 for the nine months ended

September 30, 1998 and 1997, respectively. The increase in 1998 average shares is primarily attributable to the stock issued in April 1998 related to the acquisition of PHC.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's total cash and investments, excluding deposits of $21.3 million restricted under state regulations, increased $263.8 million to $491.7 million at September 30, 1998 from $227.9 million at December 31, 1997. The increase is primarily attributable to the PHC operations that increased cash and investments by $250.3 million at the date of acquisition. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available for sale, the amount of such investments should be added to short-term assets when assessing the Company's working capital and liquidity and the short-term assets plus long-term investments available for sale less short-term liabilities increased to $87.1 million at September 30, 1998 from $53.3 million at December 31, 1997.

         The Company's HMOs and insurance subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance subsidiaries. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $105.6 million and $52.9 million at September 30, 1998 and December 31, 1997, respectively. The Company will be required to provide additional capital to its regulated subsidiaries to provide for additional medical claim liabilities related to the AHERF bankruptcy. Excluding funds held with entities subject to regulation, the Company had cash and investments of approximately $41.2 million and $28.6 million at September 30, 1998 and December 31, 1997, respectively, which are available to pay intercompany balances to regulated companies and for general corporate purposes. The Company also has entered into regulatory agreements with certain of its subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.2 million at September 30, 1998. The Credit Facility bears interest at LIBOR plus 1.75% and the entire outstanding balance is due on March 31, 1999. The Company currently anticipates that a portion of the net proceeds from the sale of its Florida health plans will be used to repay the credit facility. It is anticipated that the transactions will be consummated on December 31, 1998 or in January 1999. Alternatively, the Company currently believes it will be able to refinance or extend the maturity of the Credit Facility prior to March 31, 1999.

         The Credit Facility requires the Company to apply 50% of the net cash proceeds of sales of the Company's equity securities to reduce the Credit Facility, prohibits the sale of any substantial subsidiary without prior consent of the lenders and restricts the Company's ability to declare and pay cash dividends on its common stock.

         The Credit Facility contains covenants relating to net worth, maintenance of statutory capital requirements, fixed charges coverage and the creation or assumption of debt or liens on the assets of the Company. The Credit Facility is collateralized by substantially all of the assets of the Company.

         On September 30, 1998, the effective interest rate on the indebtedness under the Credit Facility was 7.0625%.

         During the quarter ending June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of the

Company's common stock for $42.35 million. The Coventry Notes are convertible into four million shares of the Company's common stock.

         The Coventry Notes are exchangeable at the Company's or Warburg's option for shares of convertible preferred stock. Interest is payable semi-annually beginning in May 1997 for two years and accrues at 8.3%. Interest is payable in additional Coventry Notes and, as a result, the accrued interest at September 30, 1998 has been added to the outstanding indebtedness.

         Projected capital investments in 1998 of approximately $16.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. Approximately $8.2 million has been expended for capital investments for the nine months ended September 30, 1998.

         The Company believes that cash flows generated from operations, cash on hand and investments, excess funds in certain of its regulated subsidiaries, funds from the sales of its Florida and Illinois health plans and available financing alternatives will be sufficient to fund continuing operations and debt service obligations through September 30, 1999.

Impact of Year 2000

         The Company's business is significantly dependent on information systems. The Company has implemented a Year 2000 readiness program designed to prevent material information system disruption at January 1, 2000. The Program includes an inventory and review of all core application systems; networks, desktop systems, infrastructure and critical information supply chains. The Company's Year 2000 readiness program can be broken down into five categories:
1) IS hardware, software and networks, 2) office equipment which relies on microchips or telecommunications, 3) buildings and facilities, 4) business partners and customers, and 5) business risk and contingency planning. It is anticipated that the program will be substantially completed by the end of the first quarter of 1999. The total estimated cost of the program is approximately $13.1 million, of which $8.9 million has been incurred, and is expensed as incurred. The cost of Year 2000 modifications is based on management's best estimates. Actual costs; however, may differ from those currently anticipated. All Year 2000 initiatives are monitored by a steering committee made up of management personnel representing the Company's legal, compliance, finance, actuarial, medical and IS departments. The steering committee meets weekly and reports the status of the Company's Year 2000 readiness program to senior management who report to the board of directors.

         While the Company currently believes that its planning efforts and anticipated modifications to existing systems and purchases of new systems will be adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

         The specific phases of the Year 2000 readiness program are as follows:

IS HARDWARE, SOFTWARE AND NETWORKS

         The Company has historically purchased its core applications rather than build them. The Company is currently operating on two different platforms for its core managed health care applications. The former Coventry plans use a third-party product whose current release is Year 2000 compliant and is in the process of converting its applications to the current release. That conversion is expected to be completed by December 31, 1998. The former PHC health plans are using a different third party product that had been customized and is no longer supported by the vendor. That system utilizes Julian dates for all internal processes and is easier to bring into Year 2000 compliance as a result. As part of the Company's readiness program, the entire application has been reviewed and necessary changes identified. The Company is in the process of modifying that code to bring it into Year 2000 compliance. Those modifications are expected to be completed by December 31, 1998.

         The Company has requested all vendors of currently installed products to disclose their products' current Year 2000 readiness and the company's plan for achieving Year 2000 readiness. All internally developed systems were inventoried and plans for upgrade, readiness changes, replacement or discontinuance were made. It is the Company's plan that all software code will be Year 2000 ready by December 31, 1998, that all network and server hardware and software will be certified by December 31, 1998 and that all systems will be tested, repaired and ready by March 31, 1999 with the exception of PC upgrades which will be completed by September 30, 1999.

         Other major purchased applications that are non-compliant are being replaced by upgraded software from vendors or by new purchased systems. Those applications include replacements for the Company's general ledger and financial reporting applications, a data warehouse for financial decision support, and a proposal system to support the underwriting process. The upgrades and implementations of new software are expected to be completed by January 31, 1999.

OFFICE EQUIPMENT

         The Company has requested all of its office equipment vendors to submit Year 2000 readiness statements about their products. The Company expects that it will receive substantially all of such statements by December 31, 1998. Thereafter it will determine the extent to which nonconforming office equipment should be upgraded or replaced.

BUILDINGS AND FACILITIES

         All landlords and building management companies have been surveyed in regards to each key operating and security system in Coventry locations. The Company currently anticipates that this process will be completed by December 31, 1998, and the results will be evaluated and risks assessed as they are received.

BUSINESS PARTNERS AND CUSTOMERS

         Coventry is in the process of communicating with its key business associates such as financial institutions, third party vendors, provider and hospital networks, business partners, contractors and service providers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. These communications will continue through March 1999. The Company has little or no control over the efforts of those key business associates and other suppliers to become Year 2000 compliant. Certain of the services provided by those parties, particularly telecommunications providers, financial institutions and major hospitals and provider, could have a material adverse effect on the Company's financial condition and results of operations if these services or operations are not Year 2000 compliant.

RISK ASSESSMENT AND CONTINGENCY PLANNING

         The Company is reviewing its existing contingency plans for necessary modifications to address specific Year 2000 issues, and expects to continue this process through September 30, 1999. As part of its contingency planning the Company is analyzing the most reasonable likely worst case scenario that could result from Year 2000-related failures. The Company's best estimate of that scenario, based on current information would involve a combination of major operational disruptions by its principal depository financial institutions, utility and telecommunication suppliers and its largest hospital and provider networks in its Pennsylvania and Missouri markets. The Company's Year 2000 readiness program and contingency planning efforts are designed to prevent and/or mitigate the effects of such possible failures.

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

PART II  OTHER INFORMATION

         ITEM 1.: Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice and other monetary damages. The Company also has contingent litigation risks with certain discontinued operations. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 1998 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         ITEMS 2, 3, 4 and 5: Not Applicable

         ITEM 6: Exhibits and Report on Form 8-K

         (a)      Exhibits required to be filed by Item 601 of Regulation S-K.

                Exhibit
                  No.      Description of Exhibit
                -------    ----------------------

                  4.13 Coventry Health Care, Inc. Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P., a Delaware limited partnership

                  10.32.1 Third Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan effective as of April 30, 1998.

                  10.43 Amendment No. 1 to Credit Agreement and Amended and Restated Security Documents, Consent and Waiver in Connection With Proposed Transaction with Principal Health Care, Inc. dated as of March 10, 1998, between Coventry Corporation (the Borrower), Coventry Health Care, Inc. (the Guarantor) and the banks listed on the signature pages thereof, and Morgan Guaranty Trust Company of New York, as Agent

                  10.44 Amendment No. 2 to Credit Agreement and Amended and Restated Security Documents, Consent and Waiver in Connection With Proposed Transaction with Principal Health Care, Inc. dated as of August 13, 1998, between Coventry Corporation (the Borrower), Coventry Health Care, Inc. (the Guarantor) and the banks listed on the signature pages thereof, and Morgan Guaranty Trust Company of New York, as Agent

                  10.45    Principal Health Care of Florida, Inc. Stock
                           Purchase Agreement dated as of October 14, 1998, by and among Coventry Health Care, Inc., as Seller, Blue Cross and Blue Shield of Florida, Inc., Principal Health Care of Florida, Inc. and Health Options, Inc., as Buyer

                  10.46 Stock Purchase Agreement dated October 2, 1998, between Coventry Health Care, Inc., as Seller, and First American Group of Companies, Inc., as Buyer

                  21       Subsidiaries of Registrant

                  27       Financial data schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           COVENTRY HEALTH CARE, INC.
                                  (Registrant)



Date:  November 13, 1998                     By:  /s/ Allen F. Wise
       ---------------------                      -----------------------------
                                                  Allen F. Wise
                                                  President and Chief Executive
                                                  Officer


Date:  November 13, 1998                     By:  /s/ Dale B. Wolf
       ---------------------                      -----------------------------
                                                  Dale B. Wolf
                                                  Executive Vice President and
                                                  Chief Financial Officer