Form 10-K
period 1998-12-31
COVENTRY HEALTH CARE INC
filed 1999-03-30
CIK 1054833

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19147

                           Coventry Health Care, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-2073000
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

            6705 Rockledge Drive, Suite 900, Bethesda, Maryland 20817
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (301) 581-0600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

                          Common stock purchase rights

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant as of February 28, 1999 (computed by reference to the closing sales price of such stock on The Nasdaq Stock Market on such date) was $630,790,576.

       As of February 28, 1999, there were 58,847,894 shares of the registrant's voting Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed subsequent to the filing of this Form 10-K Report are incorporated by reference in items 10 through 13 of Part III hereof.

================================================================================

                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                                      Page
                                                                                                                            ----
Item 1:        Business                                                                                                      1

Item 2:        Properties                                                                                                   10

Item 3:        Legal Proceedings                                                                                            10

Item 4:        Submission of Matters to a Vote of Security Holders                                                          10

PART II

Item 5:        Market for Registrant's Common Equity and Related Stockholder Matters                                        11

Item 6:        Selected Consolidated Financial Data                                                                         12

Item 7:        Management's Discussion and Analysis of Financial Condition and Results of Operations                        14

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk                                                   28

Item 8:        Financial Statements and Supplementary Data                                                                  29

Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                         54

PART III

Item 10:       Directors and Executive Officers of the Registrant                                                           55

Item 11:       Executive Compensation                                                                                       55

Item 12:       Security Ownership of Certain Beneficial Owners and Management                                               55

Item 13:       Certain Relationships and Related Transactions                                                               55

PART IV

Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                              56

                                     PART I

       The statements contained in this Form 10-K that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the "Risk Factors" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, and actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

Item 1:   Business


General

       Coventry Health Care, Inc. (together with its subsidiaries, the "Company"), successor in interest to Coventry Corporation, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States. Health care services are provided to employer groups and government funded groups through a variety of full-risk health care plans including health maintenance organization ("HMO"), point of service ("POS") and preferred provider organization ("PPO") products. The Company also administers self-insured plans for large employer groups.

       The Company was formed in connection with the acquisition of certain health plans from Principal Health Care, Inc. ("PHC") in April 1998. As part of these related transactions, the shareholders of Coventry Corporation received approximately 60% of the Company's outstanding common stock and PHC received approximately 40% of the Company's outstanding common stock, on a fully diluted basis. At that time, the Company also entered into a management services agreement and certain marketing and other agreements with Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company ("Principal Life"), the ultimate parent of PHC, at that time.

       As of December 31, 1998, the Company had 1,167,041 members for whom it assumes underwriting risk ("risk members") and 218,273 members of self-insured employers for whom it provides management services but does not assume underwriting risk. The following tables show the total number of members as of December 31, 1998 and 1997 and the percentage change in membership between these dates, where applicable. The December 31, 1998 membership figures reflect the acquisition of the PHC health plans and the disposition of Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc., all of which occurred in 1998.

                                                       December 31,
                                                    -----------------------         Percentage
                                                    1998               1997             Change
------------------------------------------------------------------------------------------------
St. Louis                                            320,179        260,884               22.73%
Pennsylvania                                         427,177        448,103              (4.67%)
Iowa                                                  79,306              -                  N/A
Richmond                                              55,259         56,836              (2.77%)
Delaware/Baltimore                                    54,329              -                  N/A
Kansas City                                           51,993              -                  N/A
Louisiana                                             39,730              -                  N/A
Wichita                                               35,342              -                  N/A
Nebraska                                              34,598              -                  N/A

Indiana                                                           27,280           -           N/A
Carolinas                                                         21,575           -           N/A
Georgia                                                           20,273           -           N/A
                                                        -------------------------------------------
    Total risk membership                                      1,167,041     765,823        72.71%
    Total non-risk membership                                    218,273     148,910        50.30%
                                                        -------------------------------------------
Total membership                                               1,385,314     914,733        69.06%
                                                        ===========================================

Commercial                                                     1,000,699     622,942        85.05%
Governmental programs                                            166,342     142,881        18.91%
                                                        -------------------------------------------
     Total risk membership                                     1,167,041     765,823        72.71%
     Total non-risk membership                                   218,273     148,910        50.30%
                                                        -------------------------------------------
Total membership                                               1,385,314     914,733        69.06%
                                                        ===========================================


PRODUCTS

    Commercial

                        Health Maintenance Organizations

       The Company's HMO products provide comprehensive healthcare benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, and ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services although some benefit plans require copayments or deductibles in addition to the basic enrollment fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member's choice of providers is limited to those within the health plan's HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies.


              Preferred Provider Organizations and Point of Service

       The Company, through its health plans, offers flexible provider products, including PPO and POS products which permit members to participate in managed care but allow them to choose, at the time services are required, to use providers not participating in the managed care network. If a non-participating provider is utilized, deductibles and copayments are generally higher and increase the out-of-pocket costs to the member. PPO/POS premiums are typically lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

    Governmental Programs

                                    Medicare

        In late 1995, the Company introduced a Medicare product, for which the Company assumes risk, under the name "Advantra" in the St. Louis market. In 1996, the Company began marketing this product in its western Pennsylvania and central Pennsylvania markets. The Company also marketed a Medicare risk product in the Chicago, Illinois and Jacksonville, Florida markets. Effective December 31, 1998, the Company exited the Medicare program in several counties, representing approximately 18,000 members, approximately 10,000 of whom were in the Illinois and Florida health plans that were sold effective November
30, 1998 and December 31, 1998, respectively. The remaining counties were exited because the reimbursement rates were not adequate and/or the Company was not successful in its efforts to increase reimbursement rates.

       Under a Medicare risk contract, the Company receives a county-specific fixed premium per member per month from the U.S. Health Care Financing Administration ("HCFA"), which reflects certain county-specific demographics of the Medicare population of each region. However, the product also carries the risk of higher utilization and related medical costs than commercial products and the possibility of regulatory or legislative changes that may reduce premiums or increase mandated benefits in the future. The Company is also subject to increased government regulation and reporting requirements related to the product. The Company continues to evaluate the feasibility of expansion into additional markets with its Medicare product.

       The Company also offers Medicare cost and supplement products. Under a Medicare cost contract, the Company is reimbursed by HCFA only for the cost of services rendered to the plan members, including a portion of administrative expenses. HCFA periodically audits the cost of services and, as a result, the Company is at risk for less than full reimbursement. Medicare supplement members enroll individually and pay a monthly premium for comprehensive health services not covered under Medicare. A majority of the Company's former Medicare cost and supplement members converted to the Company's Advantra product during 1996.


                                    Medicaid

       The Company offers health care coverage to Medicaid recipients in the St. Louis and central Missouri, Richmond, Virginia, Delaware, and Iowa markets. Medicaid recipients in the St. Louis, central Missouri and Delaware markets are generally required to choose a managed care provider. In Richmond, Virginia, and Iowa, enrollment in a Medicaid HMO is voluntary. Under a Medicaid risk contract, the participating state pays a monthly premium per member based on the age, sex, and eligibility category of the recipients enrolled in the Company's plans.

       The Company determined, at the end of 1996, that its Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company discontinued operations in the Florida Medicaid HMO market on June 30, 1997. The Company also exited the western and central Pennsylvania Medicaid Markets for similar reasons effective December 31, 1997 and March 31, 1998, respectively.

       Like the Medicare risk product, the Medicaid product makes the Company's financial results more susceptible to government regulation and legislative changes in premium levels and benefit structure. Under current regulations, HMOs offering Medicaid products on a mandatory enrollment basis must, within certain time frames, broaden their membership to include at least 25% commercial HMO members. The Company's Medicaid operations are concentrated in the St. Louis and Delaware markets. The Company believes that its existing commercial membership satisfies all regulatory commercial membership requirements . See "Government Regulation."

    Management Services

       The Company's health plans offer management services to large employers who self-insure their employee health benefits. Under related contracts, employers who fund their own health plans receive the benefit of provider pricing arrangements from the health plan, and the health plan also provides a variety of administrative services such as claims processing, utilization review and quality assurance for the employers. The health plan receives an administrative fee for these services but does not assume the healthcare cost underwriting risk. Certain of the Company's management services contracts include performance and utilization management standards which affect the fees received for these services. The Company also offers a PPO product to other third-party payors under which the Company provides rental of and access to the Company's PPO network, claims repricing and utilization review. The Company does not accept underwriting risk for this product. Non-risk membership in the tables above do not reflect membership attributable to this product. The Company also provides management services to employer group beneficiaries that have elected HMO coverage under products marketed jointly with Principal Life.


Delivery Systems

       The Company's health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers, rather than providing reimbursement to the member for the charges of such providers. Because the health plans receive the same amount of revenue from their members irrespective of the cost of healthcare services provided, they must manage both the utilization of services and the unit cost of the services.

       The Company's health plans' networks historically have utilized a variety of physician care delivery systems that differed primarily in the characterization of the relationship between the Company and the participating physicians. Prior to 1997, the Company utilized staff models in the western and central Pennsylvania and St. Louis markets to deliver primary care and certain specialist services through physicians who were employed exclusively by the health plan. The exclusive full-time employment of physicians in a staff model generally enabled the health plan to predict costs more effectively, maintain quality and respond quickly to consumer issues. However, staff model operations also involved substantial investment in facilities and personnel that could not be immediately adjusted to take into account changes in the membership or third party payor pricing trends. In addition to providing health care to plan members, these staff models also accepted non-member patients on a fee-for-service basis in an effort to help cover the costs associated with the medical offices.

       The Company determined in late 1996 to seek to dispose of the staff model operations in Pittsburgh, Pennsylvania and St. Louis, Missouri. Effective March 31, 1997, the Company completed its sale of a majority of the medical offices in Pittsburgh, Pennsylvania associated with Allegheny Health, Education and Research Foundation ("AHERF"), a major provider organization in the Pittsburgh market, for approximately $20 million. Upon the sale, the Company entered into a long-term global capitation agreement with AHERF that increased the Company's globally capitated membership in western Pennsylvania to approximately 250,000 members, or 91%, of the Company's commercial, Medicaid and Medicare membership in western Pennsylvania. Under the arrangement, AHERF received a fixed percentage of premium to cover all the medical costs provided to the globally capitated members.

       In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members covered by the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Under applicable bankruptcy laws, AHERF could reject and refuse to perform under the global capitation agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the parties are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit against certain hospital subsidiaries of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HAPA, notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes that the reserve established is adequate to provide for the claims incurred with respect to the AHERF arrangement and the related AHERF bankruptcy uncertainties. For the year ended December 31, 1998, $33.8 million has been paid for medical claims related to this reserve.

       Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market, for approximately $26.9 million. Upon the sale, the Company entered into a long-term global capitation agreement with BJC, since amended, that covered approximately 33.3% of the risk membership in St. Louis at December 31, 1998. Under the agreement, BJC receives a fixed percentage of premium to cover all of the medical treatment received by the globally capitated members. Global capitation agreements limit the Company's exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements.

       Effective September 30, 1997, the Company completed the sale of its remaining five medical offices associated with HAPA to ProMedCo Management Company. The agreement covered 21 physicians who serve approximately 12,000 members. The approximately $2.0 million of proceeds from the sale approximated the carrying value of the medical offices.

       All of the Company's health plans currently offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of the Company's health plans.

Health Care Provider Compensation

       Under most open panel contracts, each primary care physician is paid a monthly fixed capitation fee for each enrollee selecting the physician and may receive additional compensation from risk-sharing arrangements with the health plan to the extent that pre-established utilization and quality goals are achieved. Contracting specialist physicians are compensated under both discounted fee-for-service arrangements and capitation arrangements. The majority of the Company's contracts with hospitals provide for inpatient per diem or per case hospital rates, while outpatient services are typically contracted on a discounted fee-for-service basis. The Company pays many of its hospital and ancillary providers on a fixed fee schedule or a monthly fixed capitation fee. In the central Pennsylvania and St. Louis markets, the Company maintains risk sharing arrangements with integrated networks of physicians and providers. The Company has credit and operating risk associated with these arrangements. One of the risk sharing agreements in the St. Louis market is currently in arbitration over amounts in dispute. Additionally, the Company has significant membership covered by global capitation agreements in St. Louis, as discussed above.


Quality Assurance

       The Company has established systems to monitor the availability, appropriateness and effectiveness of the patient care it provides. Monitoring the number of physicians and support personnel needed for the number of enrollees served assists in maintaining the availability of care at appropriate levels. Utilization data collected and disseminated in the context of controlling costs are also a valuable indicator of over or under utilization of necessary services and helps the Company's health plans provide optimal care to their members.

       The Company's health plans also have internal quality assurance review committees made up of physicians and other staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. Studies are regularly conducted to discover possible adverse medical outcomes for both quality and risk management purposes.

       Appointment availability, member waiting times and environments are monitored. A membership services department is responsible for monitoring and maintaining member satisfaction, and the Company's health plans periodically conduct membership surveys of both existing and former members concerning services furnished and suggestions for improvement.


Utilization Management and Review

       A managed care company's profitability is dependent on maintaining effective controls over utilization of health care services consistent with the provision of high quality care. Each of the Company's health plans either employs physicians or contracts with physicians as Medical Directors who oversee the delivery of medical services. The Medical Director supervises medical managers (physicians and nurses) who review and approve the primary care physicians' referrals to specialists and hospitals. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria. In addition, nurses make hospital rounds to review patients' medical progress and perform quality assurance and utilization functions.

       Medical managers also monitor the utilization of diagnostic services and encourage use of outpatient surgery and testing where appropriate. Data showing each physician's utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and provided to the health plan's physicians. These results are monitored by medical managers in an attempt to ensure the use of cost-effective, medically appropriate services.


Marketing

       The Company's commercial health plans are marketed primarily to employer groups as alternatives to conventional fee-for-service health care and indemnity health insurance programs. Employers generally pay all or part of their employees' health care premiums, and many continue to offer their employees a conventional insurance plan even if one or more of the Company's products are offered.

       Commercial marketing is generally a two-step process in which presentations are made first to employers and then directly to employees. Once selected by an employer, the Company solicits members from the employee base directly. During periodic "open enrollments," in which employees are permitted to change health care programs, the Company uses direct mail, worksite presentations, and radio and television advertisements to contact prospective members. The Company also markets through independent insurance brokers, agents, and employee benefits consultants. Virtually all of the Company's employer group contracts are renewable annually, and enrollment is continuously affected by employee turnover within employer groups.

       The Company's Medicaid products are marketed directly to individuals while its Medicare products are marketed to both individuals and employer group retirees. Individual marketing to Medicare beneficiaries is conducted through use of a direct sales force and advertising efforts that include television, radio, newspaper, billboards, and direct mail. The Company also markets Medicare products through independent insurance brokers and agents. The Company's Medicaid and Medicare contracts are renewable annually, and Medicare and Medicaid enrollees may disenroll monthly.

       Each of the Company's health plans employs a full-time marketing staff. The marketing staff uses advertising and promotional material prepared by advertising firms as well as market research programs.

       No single employer group accounted for 10% or more of the Company's consolidated revenues in 1998. For the year ended December 31, 1998, HealthCare USA of Missouri, LLC ("HCUSA"),a subsidiary, received approximately $110.4 million or 100% of its revenues from the State of Missouri for Medicaid members. Also, the Company's health plan in Wichita received approximately $25.0 million, or 66.0%, of its revenues from one employer group.

Competition

       The Company's health plans operate in highly competitive environments and compete with other HMOs, PPOs, indemnity insurance carriers and, most recently, physician-hospital organizations. While competitive pressures in 1997 had an adverse affect on premiums from the Company's commercial products, the environment has generally improved in 1998, allowing the Company to implement rate increases of 6%-8%. That trend is expected to continue in 1999. In some cases, employer groups have moved from the traditional commercial HMO plans toward the lower premium flexible provider products.

       The Company believes that the principal factors influencing an employer group's decision to choose among health care options are the price of the benefit plans offered, locations of the health care providers, reputation for quality care, financial stability, comprehensiveness of coverage, and diversity of product offerings.

       The Company also competes with other managed care organizations and indemnity insurance carriers in seeking to obtain and retain favorable contracts with hospitals and other providers of services to the Company's health plans.

Government Regulation

       The Company's HMOs are required to file periodic reports with, and are subject to periodic review by, state and federal licensing authorities that regulate them. The HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends under certain circumstances. They are also required to provide their members with certain mandated benefits. The HMOs are required to have quality assurance and education programs for their professionals and enrollees. Certain states' laws further require that representatives of the HMOs' members have a voice in policy making.

       In 1996, HCFA promulgated regulations ("Physician Incentive Plan Regulations") enforcing Sections 4204(a) and 4731 of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 90"), which prohibit HMOs with Medicare, Medicaid or CHAMPUS contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to Medicare beneficiaries and Medicaid recipients. Under the Physician Incentive Plan Regulations, HMOs must, among other things, disclose to HCFA information regarding physician compensation in such detail as to allow HCFA to determine compliance with the regulations, and assure that stop-loss insurance is in place, if the physician or physician group has been placed in "substantial financial risk" for referral services provided to Medicare beneficiaries and Medicaid recipients. These regulations became effective in 1996 and have a range of compliance dates which began in January 1997.

       The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was signed into law on August 21, 1996. HIPAA amended Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Code, and the Public Health Service Act. HIPAA applies to both "group health plans" and "health insurance issuers" and generally became effective for plan years beginning after June 30, 1997. A "health insurance issuer" is defined under HIPAA to include both insurance companies and HMOs subject to state laws that regulate insurance. HIPAA limits the use of exclusions for preexisting conditions; prohibits discrimination against both employees and dependents based on health status; requires health insurance issuers to guarantee renewability and availability of health coverage to certain employers and individuals; and requires group health plans and health insurance issuers to issue certificates of creditable coverage. With respect to health insurance issuers, states have the primary responsibility for enforcement of HIPAA. (In some states, the U.S. Department of Health and Human Services ("HHS") will be enforcing HIPAA's requirements.) The Company is considered a health insurance issuer and is subject to HIPAA's requirements.

       On April 1, 1997, the Departments of Labor, HHS and the Treasury issued interim regulations that interpret many of the provisions of HIPAA. The states are in the process of enacting implementing laws and regulations in this area.

       The Newborns' and Mothers' Health Protection Act ("NMHPA") of 1996 was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and became effective for plan years beginning on or after January 1, 1998. NMHPA prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery or less than 96 hours for a cesarean section. Authorization or precertification requirements cannot be imposed for these mandatory minimum hospital stays. The Company is considered a health insurance issuer and subject to NMHPA's requirements. Federal regulations implementing NMHPA have not yet been promulgated.

       The Mental Health Parity Act of 1996 ("MHPA") was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and became effective for plan years beginning on or after January 1, 1998. MHPA prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical and surgical benefits. MHPA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements. The Company is considered a health insurance issuer and subject to NMHPA's requirements. Federal regulations implementing MHPA have not yet been promulgated.

       The Women's Health and Cancer Rights Act of 1998 ("WHCRA") was signed into law on October 21, 1998. This law applies to group health plans and health insurance issuers and became effective for plan years after October 21, 1998. WHCRA requires group health plans and health insurance issuers providing coverage for mastectomies to provide benefits for reconstructive surgery. Specifically, the law mandates that if an enrollee elects reconstructive surgery after a mastectomy, a group health plan or health insurance issuer must provide benefits for reconstruction of the affected breast, surgery and reconstruction of the other breast to produce a symmetrical appearance, prosthesis and treatment of physical complications at all stages of the mastectomy, including lymphedemas. This coverage may be subject to the same annual deductions and coinsurance provisions as established for other plan benefits.

       All of the Company's HMOs that contract with HCFA to provide services to Medicare beneficiaries pursuant to a Medicare risk contract are subject to federal laws and regulations. These HMOs may also be subject to state laws governing Medicare contracting. HCFA has the right to audit any health plan operating under a Medicare risk contract to determine the plan's compliance with federal law. The Company's HMOs with Medicare risk contracts must also comply with the requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries and under contract with certain states to monitor the quality of health care received by Medicaid recipients. In addition, cost reimbursement reports are required with respect to Medicare cost contracts and are subject to audit and revision.

       On August 5, 1997, the President signed into law the Balanced Budget Act of 1997 ("BBA"). This law made revisions to the Medicare program, including: permitting provider-sponsored organizations to offer services to Medicare beneficiaries; requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage a "prudent lay person" would deem necessary and to provide grievance and appeal procedures; and prohibiting such plans from restricting providers' advice concerning medical care. The BBA also revised the method of calculation of the payments made to the Company's plan by Medicare and is expected to reduce the annual increase in such payments from the amounts that would have been paid under former calculation methods.

       All of the Company's HMOs that contract with states to provide services to Medicaid recipients are subject to state and federal laws and regulations. HCFA and the appropriate state regulatory agency have the right to audit any health plan operating under a Medicaid managed care contract to determine the plan's compliance with state and federal law. In some instances, states engage PROs to perform quality assurance and utilization review oversight of Medicaid managed care plans. The Company's HMOs are required to abide by these PRO requirements.

       The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program including, but not limited to, the Medicare, Medicaid and CHAMPUS programs. The law and the related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states which apply regardless of the source of reimbursement. In 1966, as part of HIPAA, Congress adopted a statutory exception for certain risk sharing arrangements which has not yet been interpreted by the Office of the Inspector General as no regulation, either proposed or final, has yet been published. Nevertheless, the Department of Health and Human Services ("DHHS") has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute. Specifically, DHHS has adopted safe harbor regulations addressing: (i) HMOs' waivers of Medicare and Medicaid beneficiaries' obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees; and (ii) certain discounts offered to prepaid health plans by contracting providers. The Company believes that the incentives offered by its HMOs to Medicare and Medicaid beneficiaries and the discounts its plans receive from contracting health care providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. The Company believes that its arrangements do not violate the federal or similar state anti-kickback laws.

       The Company contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services under the Federal Employees Health Benefits Program ("FEHBP"). These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under the OPM contracts are established in compliance with the community rating and other requirements under FEHBP. Such audits could result in material adjustments.

       Numerous health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage), limit the ability to manage care, require external review of health plan decisions and require contracting with all willing providers. If enacted, certain of these proposals could have an adverse effect on the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislation and Regulation" in
Part II of this Report.

Risk Management

       The HMOs maintain general liability and professional liability (medical malpractice, managed care liability, and medical excess "stop loss") insurance coverage in amounts the Company believes to be adequate. Contracting physicians are also required to maintain professional liability coverage. No assurance can be given as to the future availability or costs of such insurance or that the liability will not exceed the limit of the insurance coverage.

Employees

       At December 31, 1998, The Company employed approximately 3,050 persons, none of whom are covered by a collective bargaining agreement.

Trademarks

       The Company has the right to use the name "HealthAmerica" in Illinois, Missouri, Pennsylvania and West Virginia. The Company has federal and/or state registered service marks for "HealthAssurance," "GHP Access," "Healthcare USA," "Doc Bear," "CarePlus," "Coventry " and "Advantra." The Company has entered into a licensing agreement with Principal Life pursuant to which it can use the names "Principal Health Care", "The Principal," "The Principal Financial Group," "Principal Health Care 65," and "PrinChoice," for a limited period of time in geographic locations where PHC operated HMOs.


Item 2:  Properties

         As of December 31, 1998, the Company leased approximately 171,359 square feet of space for its corporate office in Bethesda, Maryland, the majority of which is subleased. The Company also leased approximately 722,167 aggregate square feet for office space, subsidiary operations, and customer service centers in the various markets where the Company's health plans operate. The Company's leases expire at various dates from 1999 through 2006. The Company also owns a building in Richmond, Virginia with approximately 45,000 square feet, which is used for administrative services related to its health plan in that market. The Company believes that its facilities are adequate for its operations.


Item 3:  Legal Proceedings

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1998 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of any of these actions will not have a material adverse effect on the financial position or results of operations of the Company.


Item 4:  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1998.

                                     PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters


Price Range of Common Stock

         The Company's common stock is traded on the Nasdaq Stock Market's National Market under the symbol "CVTY." The following tables set forth the quarterly range of high and low closing sales prices of the common stock on Nasdaq during the calendar period indicated:

                                                      1998                             1997
         ------------------------------------------------------------------------------------------------
                                               High            Low            High              Low
         ------------------------------------------------------------------------------------------------
         First Quarter                            $19 1/4       $12 3/8          $12 1/2          $6 7/8
         Second Quarter                            19 1/8        12 3/4           16              11 1/8
         Third Quarter                             16             3 7/8           19 7/8          14 1/2
         Fourth Quarter                            10 1/4         4 5/8           18 3/8          13 5/8
         ------------------------------------------------------------------------------------------------

         On March 24, 1999, the Company had approximately 460 shareholders of record, not including beneficial owners of shares held in nominee name.


Dividends

         The Company has not paid any cash dividends on its common stock and expects for the foreseeable future to retain all of its earnings to finance the development of its business. The Company's ability to pay dividends is also restricted by insurance regulations applicable to its subsidiaries. Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6:  Selected Consolidated Financial Data
(in thousands, except per share data)

Operations Statement Data (1)                                                             December 31,
                                                             ---------------------------------------------------------------------
                                                                1998           1997           1996         1995         1994
                                                             ---------------------------------------------------------------------
Operating revenues                                              $2,110,383    $ 1,228,351    $ 1,057,129   $  852,390   $  776,643
Operating earnings (loss)                                         (36,195)          5,739       (91,346)      (1,275)       55,023
Net earnings (loss)                                               (11,741)         11,903       (61,287)           18       29,288
     Net earnings (loss) per share - basic (2)                      (0.22)           0.36         (1.87)            -         0.96

     Net earnings (loss) per share - diluted (2)                    (0.22)           0.35         (1.87)            -         0.93

Weighted average common shares outstanding - basic (2)(4)           52,477         33,210         32,818       31,526       30,511
Weighted average common shares outstanding - diluted (2)(4)         52,477         33,912         32,818       32,150       31,550

Balance Sheet Data (1)                                                                    December 31,
                                                             ---------------------------------------------------------------------
                                                                1998           1997           1996         1995         1994
                                                             ---------------------------------------------------------------------
Cash and investments                                              $614,582    $   240,091    $   168,423   $  147,777   $  133,975
Total assets                                                     1,090,593        487,182        448,945      385,675      343,771
Long-term obligations and notes
   payable (including current maturities)                           88,367        109,268        102,985       77,868       73,643
Stockholders' equity and
   partners' capital (3)                                           436,539        117,818        100,427      153,851      134,124


(1) Amounts presented for 1998 reflect the acquisition of the PHC health plans as of December 31, 1998 and include the results of operations of the acquired PHC health plans beginning April 1, 1998, the date of acquisition. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Reflects the two-for-one split of the Company's common stock which occurred in August, 1994.

(3) Predecessor company of a wholly owned subsidiary of the Company was an S Corporation.

(4)  Restated to comply with SFAS 128, "Earnings per share."

Supplementary Financial Information

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1998 and 1997.

                                                                                    Quarter Ended
                                                ---------------------------------------------------------------------------------
                                                   March 31, 1998        June 30, 1998         September 30,        December 31,
                                                                             (1)(2)                 1998              1998(3)
                                                ---------------------------------------------------------------------------------
Operating revenues                                     $  330,209           $  583,804          $    593,278      $    603,092
Operating earnings (loss)                                   7,178             (51,238)                 2,179             5,686
Net earnings (loss)                                         4,707             (27,756)                 5,068             6,240
Net earnings (loss) per share - basic                        0.14               (0.47)                  0.09              0.11
Net earnings (loss) per share - diluted                      0.13               (0.47)                  0.09              0.11

                                                                                    Quarter Ended
                                                --------------------------------------------------------------------------------
                                                      March 31,            June 30,             September 30,      December 31,
                                                      1997 (4)             1997 (5)                1997 (6)           1997
                                                --------------------------------------------------------------------------------
Operating revenues                                 $      299,345         $    301,081           $    306,694      $    321,231
Operating earnings (loss)                                 (8,021)                1,997                  5,976             5,787
Net earnings (loss)                                         (851)                6,590                  2,658             3,506
Net earnings (loss) per share - basic                      (0.03)                 0.20                   0.08              0.11
Net earnings (loss) per share - diluted                    (0.03)                 0.19                   0.08              0.10


(1) Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of PHC have been included in the Company's consolidated financial statements since the date of acquisition. As a result of the merger, an estimated reserve of $7.8 million was established for the costs related to the relocation of the corporate office from Nashville, Tennessee to Bethesda, Maryland and other merger related expenses.

(2) The second quarter 1998 operating results were affected by the establishment of a reserve for the costs incurred by members covered by the AHERF agreement and other potential charges as a result of the bankruptcy filing by AHERF. The establishment of the reserves resulted in a charge to earnings of $55.0 million.

(3) The merger costs were less than the reserve established in the second quarter of 1998, resulting in a credit to earnings of $1.3 million.

(4) Effective March 31, 1997, the Company completed the sale of the majority of its medical offices in Pittsburgh, Pennsylvania associated with HAPA to a major health care provider organization. The sale price was $20.0 million and the transaction resulted in a pretax gain of approximately $6.0 million.

(5) Effective May 1, 1997, the Company completed the sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

(6) In August 1997, the Company entered into an agreement to sell the medical offices associated with HAPA's health plan operations in Harrisburg, Pennsylvania. The sale price was $2.0 million and the transaction resulted in a pretax loss of $0.2 million. Also in the third quarter, the Company sold its two remaining medical offices located in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes.



Results of Operations

         The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the results of the Company's operations for the three years ended December 31, 1998.

                                                  1998                             1997                        1996
                                    ---------------------------------------------------------------------------------------------
                                     Amount       Percent of   Percent     Amount    Percent of  Percent      Amount  Percent of
                                                  Operating   Increase               Operating   Increase             Operating
                                                   Revenues  (Decrease)               Revenues  (Decrease)            Revenues
                                    ---------------------------------------------------------------------------------------------
Operating revenues:
 Managed care premiums               $  2,033,372     96.4%      68.3%  $ 1,208,149    98.4 %    16.6 %    $ 1,035,778    98.0 %
 Management services                       77,011      3.6%     281.2%       20,202     1.6 %    (5.4)%         21,351     2.0 %
---------------------------------------------------------------------------------------------------------------------------------
   Total operating revenues             2,110,383    100.0%      71.8%    1,228,351   100.0 %    16.2 %      1,057,129   100.0 %
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
 Health benefits (1)                    1,767,374     83.7%      70.0%    1,039,860    84.7 %    11.7 %        940,532    89.0 %
 Selling, general and administrative      291,919     13.8%      71.7%      170,017    13.8 %     3.0 %        165,081    15.6 %
 Depreciation and amortization             25,793      1.2%     102.5%       12,735     1.0 %   (70.3)%         42,862     4.1 %
 AHERF charge                              55,000      2.6%       -             -         -         -              -         -
 Merger costs                               6,492      0.3%       -             -         -         -              -         -

---------------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                (36,195)    (1.7%)   (730.7%)        5,739     0.5 %   106.3 %       (91,346)    (8.6)%
Other income, net                          27,251      1.3%       9.5%       24,880     2.0 %    86.0 %         13,379     1.3 %
Interest expense                          (8,566)    (0.4%)    (16.6%)     (10,275)    (0.8)%    64.2 %        (6,257)    (0.6)%
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes
   and minority interest                 (17,510)    (0.8%)   (186.1%)       20,344     1.7 %   124.2 %       (84,224)    (8.0)%
---------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                  $   (11,741)                       $    11,903                        $  (61,287)
=================================================================================================================================

Membership at December 31:
   Commercial                           1,000,699                           622,942                            599,218
   Governmental Programs                  166,342                           142,881                            141,889
   Non-risk                               218,273                           148,910                            152,969
---------------------------------------------------------------------------------------------------------------------------------
                                        1,385,314                           914,733                            894,076
=================================================================================================================================


(1) The medical loss ratio (health benefits as a percentage of managed care premiums) was 86.9%, 86.1% and 90.8% in 1998, 1997 and 1996, respectively.

General

         Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life for a total purchase price of $330.2 million including transaction costs of approximately $5.7 million.
The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of the PHC plans have been included in the Company's consolidated financial statements since the date of acquisition.

         Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to these agreements, the Company recognized approximately $23.0 million for the year ended December 31, 1998, and expects to receive payments of approximately $26.4 million in 1999.

         As a result of the transaction, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's PPO network based on a fixed rate per each employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, the Company recognized approximately $12.0 million for the year ended December 31, 1998. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

        Effective November 30, 1998, the Company sold its subsidiary, Principal Health Care of Illinois, Inc. for $4.3 million in cash. This plan had approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998 and reported $71.1 million in revenues since April 1, 1998, the date of acquisition.

         Effective December 31, 1998, the Company sold its subsidiary, Principal Health Care of Florida, Inc. for $95.0 million in cash. The Florida Health plan had approximately 156,000 risk members and approximately 5,500 non-risk members at December 31, 1998 and reported $172.5 million in revenues since April 1, 1998, the date of acquisition.

         The proceeds from both sales were used to retire the Credit Facility, to assist in improving the capital position of the Company's regulated subsidiaries, and for other general corporate purposes.

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the Agreement AHERF received 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members covered by the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Under applicable bankruptcy laws, AHERF could reject and refuse to perform under the global capitation agreement. Generally, under Chapter 11, a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the parties are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit against certain hospital subsidiaries of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided By the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HAPA, notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes that the reserve established is adequate to provide for the claims incurred with respect to the AHERF arrangement and other related AHERF bankruptcy uncertainties. For the year ended December 31, 1998, $33.8 million has been paid for medical claims related to this reserve.

         During the three years ended December 31, 1998, the Company experienced substantial growth in operating revenues due primarily to membership growth, much of which was attributable to the acquisition of the PHC plans effective April 1, 1998. Additional membership growth was achieved through marketing efforts, acquisitions, geographic expansion and increased product offerings.

         The Company's managed care premium revenues during the three years ended December 31, 1998 were comprised primarily of premiums from its commercial HMO products and flexible provider products, including PPO and POS products for which the Company assumes full underwriting risk. Premiums for such PPO/POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and copayments that are required from the PPO/POS members. Prior to the sale of the Company's medical offices discussed below, additional revenue was received from other medical services provided on a fee-for-service basis in those medical offices.

         Premium rates for commercial HMO products are reviewed by various state agencies based on rate filings. While the Company has not had such filings modified, no assurance can be given that approvals for rate submissions will continue. Premium rates for the Medicaid and Medicare risk products are established by governmental regulatory agencies and may be reduced by regulatory action.

         The Company's management services revenues result from operations in which the Company's health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected HMO coverage under products jointly marketed with Principal Life. The Company receives an administrative fee for these services, but does not assume underwriting risk. In addition, the Company also offers a PPO product to other third party payors, under which it provides rental of and access to the Company's PPO network, claims repricing and utilization review, and does not assume underwriting risk.

         The Company's operating expenses are primarily medical costs including medical claims under contracted relationships with a wide variety of providers, capitation payments and, prior to their sale in 1997, expenses relating to the operation of the Company's health centers. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims reserves, the Company employs plan by plan standard actuarial reserving methods (specific to the plan's membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy, and other medical costs as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the above calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews IBNR, and as actual settlements are made or reserves adjusted, differences are reflected in current operations.


Comparison of 1998 to 1997

         Managed care premiums increased in 1998 $825.2 million, or 68.3%, compared to 1997. The PHC plans accounted for approximately $697.7 million, or 84.6%, of the increase. Exclusive of the PHC plans, the Medicare risk membership increased by 25,285 members, or 66.0%. Medicare risk membership has a significantly higher per member per month premium (approximately three times) when compared to commercial risk membership and represented an increase in premiums, exclusive of the PHC plans, of $117.9 million from $161.1 million in 1997 to $279.0 million in 1998. The increase in Medicare risk membership was offset by a 20,047 decrease in Medicaid risk membership primarily resulting from the Company's decision to exit the Medicaid market in Pennsylvania in the first quarter of 1998. In addition, revenues per member per month, exclusive of the PHC plans, increased by 3.3% for HMO members, 8.3% for PPO/POS members and 5.5% for Medicaid members in 1998 over 1997. Excluding Medicaid membership, risk membership grew by 25,885, or 3.9%. The Company continues to implement rate increases that averaged approximately 7% in the fourth quarter of 1998 and expects similar rate increases to be implemented in 1999.

         The Company has exited the Medicare program in several counties representing approximately 18,000 members as of December 31, 1998. Approximately 10,000 of those members were in the Illinois and Florida health plans that were sold effective November 30, 1998 and December 31, 1998, respectively. The remaining markets are being exited because the reimbursement rates are not adequate and/or the Company was not successful in negotiating adequate reimbursement rates.

         Management services revenue increased $56.8 million for the year ended December 31, 1998, or 281.2%, from the prior year. Management services and marketing services agreements that were entered into coincident with the acquisition of the PHC plans accounted for approximately $23.0 million, or 40.5%, of the increase. Approximately $30.5 million, or 53.7%, of the increase is primarily attributable to the PHC Administrative Services Only ("ASO") operations and PPO access fees. Exclusive of the PHC plans and the related agreements with Principal Life, management services revenue increased approximately $3.3 million, or 5.8%, attributable to transition services related to global capitation agreements and rate increases to ASO customers.

Membership

                                   Commercial Risk                   Governmental Risk
                           -----------------------------------------------------------------------
                                 HMO            PPO/POS         Medicare          Medicaid            Non-Risk       Total
      -----------------------------------------------------------------------------------------------------------------------
      1998
      ----
      Pennsylvania                207,067          194,539           25,571                 -           103,288      530,465
      St. Louis (1)               138,031           62,615           38,028            81,505            23,029      343,208
      Richmond                     51,980              264                -             3,015            14,812       70,071
      Nebraska                     34,598                -                -                 -               720       35,318
      Kansas City                  51,993                -                -                 -             5,526       57,519
      Wichita                      35,342                -                -                 -               399       35,741
      Louisiana                    39,730                -                -                 -               161       39,891
      Delaware                     37,500                -                -            16,829            58,062      112,391
      Iowa                         77,912                -                -             1,394            10,778       90,084
      Indiana                      27,280                -                -                 -               750       28,030
      Georgia                      20,273                -                -                 -               748       21,021
      Carolina                     21,575                -                -                 -                 -       21,575
      -----------------------------------------------------------------------------------------------------------------------

        Total                     743,281          257,418           63,599           102,743           218,273    1,385,314
      =======================================================================================================================

      1997
      ----

      Pennsylvania                238,122          174,157           12,141            23,683           111,087      559,190
      St. Louis                   103,456           52,932           26,173            78,323            21,281      282,165
      Richmond                     54,095              180                -             2,561            16,542       73,378
      -----------------------------------------------------------------------------------------------------------------------

        Total                     395,673          227,269           38,314           104,567           148,910      914,733
      =======================================================================================================================

(1) St. Louis includes PHC of St. Louis membership in 1998.

         Health benefits expense increased $727.5 million for the year ended December 31, 1998, or 70.0%, compared to 1997. The PHC plans accounted for approximately $612.5 million, or 84.2%, of the increase. The

Company's medical loss ratio increased slightly to 86.9% from 86.1% in the previous year, primarily as a result of increases in Medicare membership.

         The Company continues to focus intensely on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. The Company is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve access to the network for its members.


         As previously discussed, in July 1998, AHERF, the global capitation provider organization in western Pennsylvania, filed for bankruptcy protection under Chapter 11. As a result, the extent to which AHERF will perform its obligations under the global capitation agreement is uncertain. In addition to the charge to provide for the estimated claims that were incurred but not reported ("IBNR")on behalf of the globally capitated members at the date of the bankruptcy filing, the medical loss ratio for the globally capitated members was negatively impacted compared to the percentage of premium paid to AHERF under the global capitation agreement. In addition, the Company increased administrative staff for patient utilization and medical management in western Pennsylvania.


         Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Company's control. The Company continually refines its reserving practices to incorporate new cost events and trends.

         Selling, general and administrative ("SGA") expense for the year ended December 31, 1998 increased $121.9 million, or 71.7%, compared to 1997. The PHC plans accounted for approximately $92.8 million, or 76.1%, of the increase. The remainder of the increase in SGA is primarily attributable to the increased costs relating to administrative processes, particularly in claims processing, associated with the growth of the Medicare product in certain markets. SGA expense as a percent of revenue remained at 13.8% for the year ended 1998. In an effort to control costs and improve customer service, the Company is in the process of migrating certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. It is anticipated that the service centers will be fully operational in the fourth quarter of 1999.

         Depreciation and amortization for the year ended December 31, 1998 increased $13.1 million, or 102.5%, compared to 1997. Depreciation expense from the PHC plans accounted for approximately $2.3 million, or 17.6%, of the increase. The remainder of the increase is attributable to the amortization of intangibles and goodwill recorded in connection with the acquisition of the PHC plans.

         Loss from operations was $36.2 million for the year ended December 31, 1998. Excluding the $61.5 million of charges associated with the AHERF bankruptcy and the relocation of the corporate headquarters and other merger related costs, operating earnings were $25.3 million for the year ended December 31, 1998 compared to $5.7 million for the corresponding period in 1997. The increase in the operating earnings, exclusive of the $61.5 million of charges in 1998, is attributable to various factors as previously described.

         Other income, net of interest expense, increased $4.1 million for the year ended December 31, 1998, or 27.9%, from the corresponding period in the prior year. Other income, net of interest expense, related to the PHC plans accounted for approximately $10.1 million, or 246.3%, of the increase. Exclusive of the PHC plans, other income, net of interest expense, decreased by $6.0 million. This reduction was primarily attributable to a $15.0 million pre-tax gain related to the sale of medical offices that was recognized in the prior year, offset by increased investment income resulting from the increase in invested assets subsequent to the acquisition of the PHC plans.

         The Company's net loss was $11.7 million for the year ended December 31, 1998. Net loss per common and common equivalent share was $0.22 for the year ended December 31, 1998 compared to earnings per common and common equivalent share of $0.35 for the corresponding period in 1997. Excluding the $61.5 million of charges associated with the AHERF bankruptcy and the relocation of the corporate headquarters and other merger related costs, the Company reported earnings per common and common equivalent share of $0.50 in 1998. The weighted average number of common shares outstanding were approximately 52,477,000 and 33,912,000 for the years ended December 31, 1998 and 1997, respectively. The increase in the weighted average number of shares outstanding in 1998 was primarily attributable to the shares issued in April 1998 related to the acquisition of the PHC plans. Effective in the fourth quarter of 1997, the Company adopted SFAS 128, "Earnings Per Share." Accordingly, prior periods have been restated.


Comparison of 1997 to 1996

         Managed care premiums increased $172.4 million, or 16.6% to $1,208 million for 1997 compared to 1996. The revenue increase for the year was enhanced by the growth in Medicare risk membership of 18,024 (which has a significantly higher per member per month premium when compared to the commercial and Medicaid products and represented an increase in premiums of $98.2 million from $62.9 million in 1996 to $161.1 million in 1997) and increases in premium rates as members renew. Premium yields on HMO, PPO/POS and Medicaid members increased by 3.0%, 3.1% and 4.5% in 1997 compared to 1996, respectively. The revenue increase is also a result of risk membership growth of 20,657, or 2.3%, from the prior year. The relatively small growth in risk membership reflects the closing of the Florida Medicaid plan effective June 30, 1997, which had 21,747 members. Excluding the impact of exiting Florida, risk membership grew by 52,758, or 7.4%.

Membership

                                Commercial Risk                Governmental Risk
                          -------------------------------------------------------------
                              HMO           PPO/POS         Medicare        Medicaid        Non-Risk          Total
      -------------------------------------------------------------------------------------------------------------------
      1997
      ----
      Pennsylvania             238,122          174,157          12,141          23,683         111,087          559,190
      St. Louis                103,456           52,932          26,173          78,323          21,281          282,165
      Richmond                  54,095              180               -           2,561          16,542           73,378
      Jacksonville                   -                -               -               -               -                -
      -------------------------------------------------------------------------------------------------------------------

        Total                  395,673          227,269          38,314         104,567         148,910          914,733
      ===================================================================================================================

      1996
      ----
      Pennsylvania             267,733          136,756           5,359          14,134         117,465          541,447
      St. Louis                 97,689           39,579          14,931          76,829          24,574          253,602
      Richmond                  57,047              104               -           2,904          10,930           70,985
      Jacksonville                 310                -               -          27,732               -           28,042
      -------------------------------------------------------------------------------------------------------------------

        Total                  422,779          176,439          20,290         121,599         152,969          894,076
      ===================================================================================================================

         Health benefits expense increased $109.1 million, or 11.7%, in 1997, compared to 1996, as a result of the increase in risk enrollment and increases in medical costs. The Company's medical loss ratio decreased to 86.1% from 89.9% in the previous year. Medical loss ratios in western Pennsylvania and St. Louis decreased due to the global capitation agreements signed in 1997. Approximately $232.9 million and $70.8 million (22.4% and 6.8% of health benefit expense for the 1997 period) represented amounts paid or accrued with respect to global capitation agreements with AHERF and BJC, respectively. See "Risk Factors -- Risks of Agreements with Providers" for a discussion of the credit and operational risk associated with global capitation agreements with single provider organizations. Medical loss ratios increased in the central Pennsylvania region due to increases in inpatient alternatives (such as outpatient surgery), referrals to specialists, pharmacy and increased health benefit expense associated with the Medicaid membership. Significant medical cost increases in the Medicare risk product in St. Louis, Missouri were a result of increased Medicare risk membership and utilization of inpatient services.

         The Company determined, at the end of 1996, that its Florida operations were not sufficiently profitable to justify a continued presence in the Florida market and, as a result, the Company discontinued operations in the Florida HMO market on June 30, 1997. The Company established a reserve of $1.2 million at December 31, 1996 to reflect the anticipated costs of exiting this market and the reserve is believed to be sufficient to cover the anticipated costs. During the third quarter of 1997, the Company began to exit its Medicaid operations in Pennsylvania. The Company fully exited the western and central Pennsylvania Medicaid markets effective December 31, 1997 and March 31, 1998, respectively.

         Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements reflected in current operations. In addition to the Company's procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Company's control. The Company continually refines its reserving practices to incorporate new cost events and trends.

         Selling, general and administrative ("SGA") expense increased $4.9 million, or 3.0%, from the prior year, but as a percent of revenue decreased from 15.6% in 1996 to 13.8% in 1997. SGA in 1996 included termination costs of $8.1 million and charge-off of capitalized new market development costs of $4.3 million. The increase in SGA in 1997 is primarily attributable to the increase in full risk membership, additional personnel costs relating to the re-engineering of administrative processes in claims processing, information systems and customer services and costs associated with the growth of the Company's Medicare risk product.

         Depreciation and amortization decreased $30.1 million, or 70.3%, from 1996. This decrease is primarily the result of the medical office sales in 1997, write-off of $20.1 million of goodwill related to the acquisition of PARTNERS Health Plan of Pennsylvania, Inc. due to application of SFAS 121 and APB 17 in 1996 and charge-offs of $4.3 million of property and equipment due to application of the impairment criteria of SFAS 121 in 1996.


         Income from operations was $5.8 million, a $97.1 million improvement over the prior year. Excluding the 1996 termination costs, contract loss provisions, capitalized costs, goodwill and other charge-offs, operating income in 1997 was a $56.3 million improvement over the loss for 1996. This $56.3 million improvement in operating income for 1997 is primarily attributable to strong membership and revenue increases, a lower medical loss ratio, a lower SGA expense ratio and lower depreciation and amortization resulting from the medical office sales.

         Other income increased $11.5 million. Effective March 31, 1997, the Company sold substantially all of its western Pennsylvania medical offices to AHERF. The sales price was $20 million and the transaction resulted in a pretax gain of approximately $6.0 million. Also, effective May 1, 1997, the Company completed the sale of its St. Louis, Missouri medical offices to BJC. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. During the third quarter, the Company completed the sale of the remaining medical offices in Pennsylvania. The sales price for the third quarter transactions was $2.4 million and resulted in a pretax loss of $0.6 million. Other income for 1996 included a $4.9 million gain on the sale of Champion Dental Services, Inc., a subsidiary of Group Health Plan, Inc.

         Investment income increased $2.4 million primarily due to higher cash and investments when compared to the prior year. Interest expense increased $4.0 million due primarily to a higher interest rate on the Company's term loan.

         The Company's net income was $11.9 million, or $73.2 million more than the prior year. Net income per common and common equivalent share was $0.35 per share in 1997 compared to a $1.87 loss per share in 1996. The weighted average number of common shares outstanding were approximately 33,912,000 and 32,818,000 for the year ended December 31, 1997 and 1996, respectively. Effective in the fourth quarter, the Company adopted SFAS 128, "Earnings Per Share." Accordingly, prior periods have been restated.


Liquidity and Capital Resources

         The Company's total cash and investments, excluding deposits of $12.8 million restricted under state regulations, increased $367.7 million to $601.8 million at December 31, 1998 from $234.1 million at December 31, 1997. The increase is primarily attributable to the acquisition of the PHC plans that increased cash and investments by $250.3 million as of April 1, 1998, the date of acquisition, as well as the net proceeds from the sale of the Florida and Illinois health plans that were effective December 31, 1998 and November 30, 1998, respectively. The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available for sale, the amount of such investments should be added to current assets when assessing the Company's working capital and liquidity; on such basis, current assets plus long-term investments available for sale less short-term liabilities increased to $187.3 million at December 31, 1998 from $76.4 million at December 31, 1997.

         The Company's HMOs and insurance company subsidiary are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance company subsidiary. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $93.4 million and $52.9 million at December 31, 1998 and December 31, 1997, respectively. The Company will be required to provide additional capital to its regulated subsidiaries to provide for additional medical claim liabilities related to the AHERF bankruptcy. Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $96.8 million and $28.6 million at December 31, 1998 and December 31, 1997, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"), which replaced a prior credit agreement. Using a portion of the proceeds received from the sale of its Florida health plan, the Company retired the Credit Facility and the $42.2 million balance then outstanding effective December 31, 1998. On December 31, 1998, the effective interest rate on the indebtedness retired was 7.0625%.

         During the quarter ending June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The Coventry Notes are convertible into 4.0 million shares of the Company's common stock and are exchangeable at the Company's or Warburg's option for shares of convertible preferred stock. Interest is payable in additional Coventry Notes and, as a result, the accrued interest at December 31, 1998 has been added to the outstanding indebtedness, resulting in $45.5 million of Coventry Notes outstanding at such date.

         Projected capital investments in 1999 of approximately $16.9 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

         The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 1999.


Legislation and Regulation

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company's ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations in the short-term. See Item 1: Business, Government Regulation.


Litigation and Insurance

         The Company may be subject to certain types of litigation, including medical malpractice claims, claim disputes pertaining to contracts and other arrangements with providers, employer groups and their employees and individual members, and disputes relating to HMO denials of coverage for certain types of medical procedures or treatments. In addition, the Company has contingent litigation risk in connection with certain discontinued operations. Such litigation may result in losses to the Company. The Company maintains insurance coverage in amounts it believes to be adequate, including professional liability (medical malpractice) and general liability insurance. Contracting physicians are required to maintain professional liability insurance. In addition, the Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its members. Nonetheless, no assurance can be given as to the future availability or cost of such insurance and reinsurance or that litigation losses will not exceed the limits of the insurance coverage and reserve. In the opinion of management and based on the facts currently known, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

New Accounting Standards

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for both interim and annual reporting periods ending after December 15, 1997. The Company adopted the new standard in its reporting for the quarter and the year ended December 31, 1997, including required restatement of prior periods. The adoption of this standard did not have a material impact on earnings per share.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be reflected in the financial statements. The Company adopted SFAS 130 effective January 1, 1998. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. Effective December 31, 1998, the Company adopted SFAS 131.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this standard will have a material effect on its future results of operations.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred.
SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has not yet quantified the impact of adopting SOP 98-1 on the results of its operations.


Inflation

         Health care cost inflation has exceeded the general inflation rate and the Company has implemented cost control measures and risk sharing arrangements which seek to reduce the effect of health care cost inflation. During 1998, the Company implemented increases in premiums rates designed to offset at least a portion of inflationary cost increases while maintaining competitive rates within its markets.


Quarterly Results of Operations

         The quarterly consolidated results of operations of the Company are summarized in Item 6: Selected Consolidated Financial Data, Supplementary Financial Information.


1999 Outlook

         The Company's membership in January 1999 was approximately 1,397,000 members, an increase of 52.5% over January 1998. The increase was primarily attributable to the acquisition of the PHC plans. Of the January 1999 membership, approximately 1,156,000 were risk members and approximately 241,000 were non-risk members.

         The Company operates in highly competitive markets, but generally believes that the pricing environment is improving in its existing markets, thus creating the opportunity for reasonable price increases. However, there is no assurance that the Company will be able to increase premiums at rates equal to or in excess of increases in its health care costs.

         For 1999, the Company continues to pursue ways to improve its underwriting processes and oversight in both risk and management services products with the objective of increasing premium yields and profitable growth in its markets. The Company's migration of certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers is expected to be completed by the fourth quarter of 1999. The Company expects that the regional service centers will allow it to provide improved levels of service in a more cost effective manner. The integration of the PHC health plans has allowed the Company to strengthen its balance sheet and gain entry into additional markets. Management believes that existing markets have potential for growth for the Company's commercial and governmental products. Management believes that the foregoing should result in progressive improvements in 1999, although realization is dependent upon a variety of factors, some of which may be outside the control of the Company.

Impact of Year 2000

         The Company's business is significantly dependent on information systems. The Company has implemented a Year 2000 readiness program designed to prevent material information system disruption associated with the Millenium date change. The program includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical information supply chains. The Company's Year 2000 readiness program can be broken down into five categories: 1) IS hardware, software and networks, 2) office equipment which relies on microchips or telecommunications, 3) buildings and facilities, 4) business partners and customers, and 5) business risk and contingency planning. It is anticipated that the program will be substantially completed by the end of the second quarter of 1999. The total estimated cost of the program is approximately $13.1 million, of which $9.0 million has been incurred through December 31, 1998. The cost of Year 2000 modifications is based on management's best estimates. Actual costs, however, may differ from those currently anticipated. All Year 2000 initiatives are monitored by a steering committee made up of management personnel representing the Company's legal, compliance, finance, actuarial, medical and IS departments. The steering committee reports the status of the Company's Year 2000 readiness program to senior management who report to the board of directors.

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

         The specific phases of the Year 2000 readiness program are as follows:


         IS Hardware, Software and Networks

         The Company has historically purchased its core software applications rather than build them. The Company is currently operating on two different platforms for its core managed health care software applications. The former Coventry Corporation health plans use the IDX managed care system. The current release of that system is vendor certified to be Year 2000 compliant and the Company has converted its applications to that current release. Final testing of the conversion is in process. All integration testing and operating system upgrades are scheduled for completion by May 30, 1999. The former PHC health plans are using a different third party product, which has been customized and is no longer supported by the vendor. That system utilizes Julian dates for all internal processes and is Year 2000 compliant. As part of the Company's readiness program, the entire application has been reviewed and necessary changes identified. Those programming modifications have been completed, tested and are in production. The computer operating systems are tested and two are in production. It is anticipated that the remaining systems will be in production by April 15, 1999.

         The Company has requested all vendors of currently installed software to disclose their products' current Year 2000 readiness and their plan for achieving Year 2000 readiness. All internally developed systems were inventoried and plans were made to either upgrade, modify or replace them as necessary to make them Year 2000 compliant. All vendor software code except as noted is certified to be Year 2000 ready. All network and server hardware and software systems have been tested and repaired and are now Year 2000 compliant with the exception of PC upgrades which will be completed by September 30, 1999.

         Other major purchased applications that are non-compliant are being replaced by upgraded software from vendors or replaced by new purchased systems. Those applications include replacements for the Company's general ledger and financial reporting applications, a data warehouse for financial and medical information decision support, and a proposal and rating system to support the underwriting and marketing processes. The general ledger, underwriting and data warehouse systems are complete and in production. Non critical financial and human resource systems are scheduled to be completed by July 31, 1999.


         Office Equipment

         The Company has requested its significant office equipment vendors to submit Year 2000 readiness statements about their products. The Company expects that it will receive substantially all of such statements by June 1999 and is determining the extent to which nonconforming office equipment should be upgraded or replaced. Second notices to non-conforming or non-responding vendors have been issued.


         Buildings and Facilities

         All landlords and building management companies have been sent surveys with respect to each key operating and security system in Company locations. The Company currently anticipates that this process will be complete by June 1999. Surveys received have been evaluated to assess potential risks. Second requests have been sent to landlords and management companies that have not yet responded.

         Business Partners and Customers

         The Company is in the process of communicating with its key business associates, such as financial institutions, third party vendors, provider and hospital networks, contractors and service providers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. The Company anticipates that these communications will be completed by June 1999; however, the Company has little or no control over the efforts of those key business associates and other suppliers to become Year 2000 compliant. Certain of the services provided by those parties, particularly telecommunications providers, financial institutions and major hospitals and medical care providers, could have a material adverse effect on the Company's financial condition and results of operations if these services or operations are not Year 2000 compliant.


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

Risk Factors


         Risks of Governmental Programs and Regulations

         The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws and rules could force the Company to change how it does business and may restrict the Company's revenue and/or enrollment growth and/ or increase its health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of the products and services of the Company. Delays in obtaining or failure to obtain or maintain such approvals could adversely affect the Company's revenue or the number of covered lives, or could increase costs.

         The Company is subject to risks associated with offering Medicaid and Medicare risk products, including pricing and other regulatory restrictions, potentially higher medical loss ratios and risks associated with entering new markets. The Company currently intends to continue to expand these products, and its exposure to such risks will increase. The Company's HMO subsidiaries that provide managed health care services under the Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by the OPM, and such audits could result in material adjustments. As discussed in "Government Regulation," the Company's financial results are also susceptible to future state and federal regulatory measures, including health care reform. Recently, the Clinton Administration and various leaders of the U.S. Congress have proposed legislation which could result in increased costs to managed care providers.


         Limitations on Ability to Increase Revenues

         Increases in the Company's revenues will be generally dependent upon its ability to increase premiums and membership as well as the mix of the products sold. The Company's membership, excluding the membership acquired from PHC, recently has shown only moderate increases. Although premium rates for managed care plans generally have increased recently, competitive pressures, regulatory restrictions and consumer preference for lower-priced health care options may cause decreases or severely limit increases in the future. The premiums from governmental programs, such as Medicare or Medicaid, are generally not based on an individual company's anticipated costs and cannot be adjusted by the Company. Recent legislation has limited Medicare premium increases substantially compared to prior years. Certain of the Company's customers represent a significant percentage of the membership of one or more of its respective health plans, and the loss of one or more of such customers could cause a material adverse effect on the revenues of the Company in the future.

         Limits on Ability to Project Actual Health Care Costs

         A substantial portion of the revenue received by the Company is expected to pay the costs of health care services or supplies delivered to persons covered by its health plan and insurance products. The total health care costs incurred by the Company are affected by the number of individual services rendered and the cost of each service. Much of the premium revenue is set in advance of the actual delivery of services and the related incurring of the cost, usually on a prospective annual basis. While the Company attempts to base the premiums it charges at least in part on its estimate of expected health care costs over the fixed premium period, competition, regulations and other circumstances may limit the Company's ability to fully base premiums on estimated costs. In addition, many factors may and often do cause actual health care costs to exceed those estimated, including increased cost of individual services, catastrophes, epidemics, seasonality, general inflation, new mandated benefits or other regulatory changes and insured population characteristics. Accordingly, there may be discrepancies between reserves for incurred-but-not-reported liabilities and the actual amount of such liabilities. Historically, increases in health care prices and utilization have caused health care costs to rise faster than general inflation. While these increases have moderated recently, there can be no assurance that health care prices or utilization will not again increase at a more rapid pace.


         Risks of Agreements with Providers

         Prior to 1997, the Company's St. Louis and Pennsylvania health plans offered members access to Company-owned and Company-staffed medical centers, as well as to networks of contracting providers. During 1997, the Company's medical centers were sold to provider systems which have contracted to provide care to the Company's members continuing to use such centers. The Company expects that substantially all its members will be serviced by providers contracting with the Company to provide the requisite medical care. The ability of the Company to contract successfully with a sufficiently large number of providers in a given geographic market will impact the relative attractiveness of its managed care products in those markets. The terms of such provider contracts also have a material impact on the Company's medical costs and its ability to control such costs. In certain markets currently served by the Company, certain provider systems have significant market positions, and may compete with the Company. If such provider systems refuse to contract with the Company, place the Company at a competitive disadvantage or use their market position to negotiate contracts unfavorable to the Company, the Company's product offerings or profitability in such market areas could be adversely affected.

         Among the medical cost control techniques the Company has utilized are capitation agreements with providers pursuant to which providers are paid a fixed dollar amount per member per month under the agreement, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements, pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to a large number of members for a fixed percentage of the premium charged by the Company with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, the Company is exposed to the risk that the provider systems will be financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements, and to the risk that members may prefer other providers in the market.

         Recent Operating Losses

         The Company's operating loss in 1998 was primarily attributable to charges related to the establishment of reserves related to the AHERF bankruptcy and the relocation of the corporate headquarters and other merger related costs. The Company's management believes that its operating results will continue to improve in 1999 and 2000, as to which, however, there can be no assurance.

         Information Systems and Administrative Expense Risks

         The level of administrative expense is a significant factor in the Company's operating results. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur from time to time due to business or product start-ups or expansions, growth or changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect results.

         Financing Risk

         The Company's recent financial losses may make it more difficult to obtain financing on satisfactory terms in the future. In addition, operating losses by a subsidiary may require the Company to make investments in, or to refinance loans to, such subsidiary in order to maintain required capital levels. Many of the state regulatory authorities in states in which the Company conducts business are expected to increase capital requirements for managed care companies in the next two years.

         The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, no state where the Company has HMO operations has adopted those standards. The Company does not expect this legislation to have a material impact on its consolidated financial position in the near future. The Company believes that cash flows from operations will be sufficient to fund any additional regulatory risk-based capital.


         Risk of Competition

         The Company operates in a highly competitive industry. In many of its geographic and product markets, the Company competes with a number of entities, some of which may have certain characteristics or capabilities that give them a competitive advantage. The Company believes that there are few barriers to entry in these markets, so that the addition of new competitors can occur relatively easily. Certain of the Company's existing customers may decide to perform for themselves functions or services formerly provided by the Company resulting in a decrease in the Company's revenues. In addition, significant merger and acquisition activity has occurred in the managed care industry as well as in other segments of the health care industry, both nationally and in various local markets. This activity may create stronger competitors and/or result in higher health care costs. To the extent that there is strong competition or that competition intensifies in any market, the Company's ability to retain or increase customers, its revenue growth, its pricing flexibility, its control over medical costs trends and its marketing expenses may all be adversely affected.


         Marketing Risk

         The Company markets its products and services through both employed sales people and independent sales agents. Although the Company has a number of such sales employees and agents, if certain key sales employees or agents or a large subset of such individuals were to leave, the Company's ability to retain existing customers and members could be impaired. In addition, certain of the customers or potential customers of the Company consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies necessary or important. Certain of the Company's health plans or other business units may not have obtained or may not desire or be able to obtain or maintain such accreditation or certification which could adversely affect the Company's ability to obtain or retain business with such customers. The managed care industry has recently received significant amounts of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company.

         Litigation and Insurance Risk

         The health care industry in general is susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of "stop-loss" reinsurance for costs resulting from catastrophic injuries or illnesses. The Company has contingent litigation risk with certain discontinued operations. Such litigation may result in losses to the Company which could have a material adverse effect on the operations, financial performance, cash flows or prospects of the Company.


         Stock Market Risk

         Recently, the market prices of the securities of certain of the publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including public communications regarding managed care, legislative or regulatory actions, health care cost trends, pricing trends, competition, earnings or membership reports of particular industry participants, and acquisition activity. There can be no assurance regarding the level or stability of the Company's share price at any time or of the impact of these or any other factors on the share price.


         Management of Indemnity Health Insurance Policies

         Upon the closing of the acquisition of the PHC health plans, Principal Life and the Company entered into a management services agreement ("Management Services Agreement"), a renewal rights agreement ("Renewal Rights Agreement"), and a co-insurance agreement ("Coinsurance Agreement") whereby the Company manages certain of Principal Life's indemnity health insurance policies ("Indemnity Health Insurance Policies") in the markets where the Company does business on December 31, 1999, and would offer to renew such policies in force at that time. The Company has no recent experience in the management or operation of a substantial indemnity health insurance business, and there can be no assurance that existing customers will renew their existing Indemnity Health Insurance Policies with Principal Life while the Management Services Agreement is effective, or that such customers will agree to renew such policies with a Company subsidiary formed for such purpose (CHLIC) at the expiration of the Management Services Agreement and there can be no assurance that benefits from the Management Service Agreement will be realized. The Management Services Agreement expires on December 31, 1999. There can be no assurance that revenues received under that agreement can be replaced from other sources. In addition, to the extent policy holders elect to renew the Indemnity Health Insurance Policies with Principal Life after December 31, 1999, CHLIC will be required to reinsure such policies which will require that CHLIC increase its capital by an amount estimated to be between $50 million to $100 million. There can be no assurance that the Company will be able to restructure its operations to make existing capital available, generate sufficient funds from operations to increase CHLIC's capital to required levels prior to December 31, 1999 or will be able to raise such capital from external sources. The Company is currently in negotiation with Principal Life to terminate the Renewal Rights and Coinsurance Agreement.


         Risk of Substantial Beneficial ownership of the Company by Principal Life and Affiliates

         As a result of the Company's acquisition of the PHC health plans, Principal Life and its affiliates (collectively, "Principal Life") owns approximately 40% of the Company's common stock, on a fully diluted basis. Although it has agreed to a limitation on acquiring additional shares of the Company's common stock and from taking certain other actions, "Principal Life" will be permitted under certain circumstances to acquire additional shares in order to maintain ownership of up to 40% of the common stock, and has the right to elect at least one member of the Company's Board of Directors for each 6% ownership of the Company's common stock, until April 2003 or certain other actions are taken by the Company. After April 2003, or after a third party acquires more voting securities than those held by Principal Life, there will be no restrictions on the acquisition of the Company's common stock by Principal Life. Prior to September 1999, as long as Principal Life maintains ownership of 40% of the Company's Common Stock, it is highly unlikely that any matter involving a shareholder vote, including the issuance of more than 20% of the Company's common stock, or an acquisition of the Company by merger, consolidation, share exchange or other transaction could be effectuated if Principal Life were opposed thereto. Thereafter, from September 1999 and until April 2003, Principal Life has agreed to vote its shares in favor of an acquisition required to be approved by shareholders that the Board has recommended and has been approved by a majority of the Company's shareholders, other than Principal Life. After April 2003, there will be no restrictions on the acquisition of additional shares of the Company's common stock by Principal Life, and as a result, Principal Life, in addition to having an effective veto over transactions involving a shareholder vote (assuming it were to continue to beneficially own 40% of the Company's common stock), could acquire over 50% of the Company's common stock and exercise actual control of the Company without a vote of the remaining Company's shareholders.

Item 7A: Quanitative and Qualitative Disclosures of Market Risk

         The Company's only material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. The Company does not invest in financial instruments of a hedging or derivative nature.

         The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company's investments in debt securities at December 31, 1998 was $205.8 million. Debt securities at December 31, 1998 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

            1998                                                    Amortized             Fair
                                                                       Cost               Value
                                                                ---------------------------------
            Maturities:
            Within 1 year                                        $   46,451             $  46,915
            1 to 5 years                                             57,362                57,949
            6 to 10 years                                            29,382                29,423
            Over 10 years                                            70,441                71,472
            Other securities without stated maturity
                                                                ---------------------------------
              Total short-term and long-term securities          $  203,636            $  205,759
                                                                =================================

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities it holds. The mortgage-backed securities are insured by GNMA and FNMA.

         The Company's projections of hypothetical net losses in fair value of the Company's market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

         Based on the Company's debt securities portfolio and interest rates at December 31, 1998, a 100 basis point increase in interest rates would result in a decrease of $6.3 million, or 3.1%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

       Item 8:   Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Coventry Health Care, Inc.:

         We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. (successor in interest to Coventry Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Baltimore, Maryland
February 16, 1999

Consolidated Balance Sheets
(in thousands, except share data)

                                                                                       December 31,
-------------------------------------------------------------------------------------------------------------
                                                                               1998               1997
-------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                    $    408,823        $   153,979
Short-term investments                                                             43,689              3,870
Accounts receivable, net of allowance for doubtful
  accounts of $12,023 and $7,378, respectively                                     46,204             40,005
Other receivables                                                                  19,754             16,663
Deferred income taxes                                                              65,521             35,771
Prepaid expenses and other current assets                                           7,054              4,687
-------------------------------------------------------------------------------------------------------------
     Total current assets                                                         591,045            254,975

Long-term investments                                                             162,070             82,242
Property and equipment, net                                                        35,820             21,937
Goodwill and intangible assets, net                                               295,966            108,637
Other assets                                                                        5,692             19,391
-------------------------------------------------------------------------------------------------------------
     Total assets                                                            $  1,090,593        $   487,182
=============================================================================================================

Liabilities and Stockholders' Equity

Medical claims liabilities                                                   $    355,806        $   118,022
Accounts payable and other accrued liabilities                                    163,469            102,981
Deferred revenue                                                                   46,412             39,093
Current portion of long-term debt and notes payable                                   166                765
-------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    565,853            260,861

Convertible exchangeable subordinated notes                                        45,538             42,042
Long-term debt and notes payable                                                      820             43,677
Other long-term liabilities                                                        41,843             22,784
Stockholders' equity:
   Common stock, $.01 par value; 200,000,000 shares authorized;
    59,274,370 shares issued and 58,834,810 outstanding in 1998; and
    33,712,665 shares issued and 33,273,105 outstanding in 1997                       593                337
   Additional paid-in capital                                                     476,430            146,426
   Accumulated other comprehensive earnings                                           794                592
   Accumulated deficit                                                           (36,278)           (24,537)
   Treasury stock, at cost, 439,560 shares                                        (5,000)            (5,000)
-------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                     436,539            117,818
-------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                $  1,090,593        $   487,182
=============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

                                                                                    Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1998                   1997                      1996
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Managed care premiums                                           $      2,033,372        $     1,208,149           $   1,035,778
  Management services                                                       77,011                 20,202                  21,351
----------------------------------------------------------------------------------------------------------------------------------
    Total operating revenues                                             2,110,383              1,228,351               1,057,129
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Health benefits                                                        1,767,374              1,039,860                 940,532
  Selling, general and administrative                                      291,919                170,017                 165,081
  Depreciation and amortization                                             25,793                 12,735                  42,862
  AHERF charge                                                              55,000                      -                       -
  Merger costs                                                               6,492                      -                       -
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                             2,146,578              1,222,612               1,148,475
----------------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                 (36,195)                  5,739                (91,346)

Other income, net                                                           27,251                 24,880                  13,379
Interest expense                                                           (8,566)               (10,275)                 (6,257)
----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes and minority interest                 (17,510)                 20,344                (84,224)

Provision for (benefit from) income taxes                                  (5,769)                  8,422                (22,860)
Minority interest in earnings (loss) of
  consolidated subsidiary, net of income tax                                     -                     19                    (77)
----------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                               $       (11,741)        $        11,903           $    (61,287)
==================================================================================================================================

Net earnings (loss) per share

Basic                                                             $         (0.22)        $          0.36           $      (1.87)
==================================================================================================================================
Diluted                                                           $         (0.22)        $          0.35           $      (1.87)
==================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1998, 1997 and 1996 (in thousands)

                                                                                          Retained
                                                      Additional   Accumulated Other      Earnings      Treasury         Total
                                            Common     Paid-In      Comprehensive       (Accumulated     Stock        Stockholders'
                                            Stock      Capital         Earnings           Deficit)      at Cost          Equity
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1995                 $  323   $  128,119          $      562       $   24,847    $      -       $   153,851


Comprehensive earnings (loss)
  Net loss                                                                                 (61,287)                      (61,287)
  Unrealized gain (loss) on securities,
     net of reclassifications                                                (167)                                          (167)
                                                                                                                      ------------
Comprehensive earnings (loss)                                                                                            (61,454)
Issuance of common stock, including
     exercise of options and warrants           7        5,739                                                              5,746
Tax benefit of stock options exercised                   2,284                                                              2,284
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    330      136,142                 395         (36,440)           -           100,427


Comprehensive earnings (loss)
  Net earnings                                                                               11,903                        11,903
  Unrealized gain (loss) on securities,
     net of reclassifications                                                  197                                            197
                                                                                                                      ------------
Comprehensive earnings (loss)                                                                                              12,100
Issuance of common stock, including
     exercise of options and warrants           7        7,722                                          (5,000)             2,729
Issuance of warrants                                     2,353                                                              2,353
Tax benefit of stock options exercised                     209                                                                209
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    337      146,426                 592         (24,537)     (5,000)           117,818


Comprehensive earnings (loss)
  Net loss                                                                                 (11,741)                      (11,741)
  Unrealized gain (loss) on securities,
    net of reclassifications                                                   202                                            202
                                                                                                                      ------------
Comprehensive earnings (loss)                                                                                            (11,539)
Issuance of common stock, including
     exercise of options and warrants         256      304,888                                                            305,144
Issuance of warrants                                    25,000                                                             25,000
Tax benefit of stock options exercised                     116                                                                116
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 $  593   $  476,430          $      794        $(36,278)    $(5,000)       $   436,539
----------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                        Year Ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                   1998          1997           1996
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                           $(11,741)       $11,903      $(61,287)
      Adjustments to reconcile net earnings (loss) to
        cash provided by operating activities:

          Depreciation and amortization                               25,793        12,735         42,862

          Deferred income tax benefit                               (19,439)      (11,701)       (15,989)

          Gain on sales of medical offices & property disposals        (399)      (13,338)              -

          Increase in receivable due to sale of subsidiary                 -             -        (5,500)

          Non-cash interest on convertible debt                        3,496         2,042              -

          Other                                                        3,608         (383)             84
     Changes in assets and liabilities,
        net of effects of the purchase of subsidiaries:

          Accounts receivable                                         11,425       (2,432)        (5,285)

          Other receivables                                           16,049           715        (6,749)

          Prepaid expenses and other current assets                    (422)         2,013          (907)

          Other assets                                                 2,373         2,874        (5,652)

          Medical claims liabilities                                  61,247      (28,060)         49,350

          Accounts payable and other accrued liabilities            (23,603)        26,000         41,838

          Deferred revenue                                               577        24,205            549

          Other long-term liabilities                                  (685)       (4,312)          1,251

----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             68,279        22,261         34,565
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Capital expenditures, net                                       (3,236)       (7,218)       (12,688)

     Sales of investments                                            122,871        37,329         75,511

     Purchases of investments & other                              (138,076)      (34,137)       (80,049)

     Payments for purchases of subsidiaries, net of cash acquired          -             -       (27,256)

     Proceeds from sales of subsidiaries & medical offices            99,277        53,977              -

     Cash acquired from acquisition of PHC                           148,600             -              -

----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                  229,436        49,951       (44,482)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

     Proceeds from issuance of convertible exchangeable notes              -        40,000         40,164

     Payments on long-term debt                                     (44,286)      (48,961)       (14,474)

     Net proceeds from issuance of stock                               1,415         2,729          5,746

     Proceeds from issuance of stock warrants                              -         2,353              -

----------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                 (42,871)       (3,879)         31,436
----------------------------------------------------------------------------------------------------------


Net increase in cash and cash equivalents                            254,844        68,333         21,519

Cash and cash equivalents at beginning of period                     153,979        85,646         64,127

----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $408,823      $153,979        $85,646
==========================================================================================================

----------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
       Cash paid for interest                                       $  3,386      $  7,572        $ 5,862
       Income taxes paid (refunded), net                            $  9,487      $(4,456)        $ 1,309
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
As of December 31, 1998, 1997 and 1996

A.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Coventry Health Care, Inc. (together with its subsidiaries, the "Company") is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States. Health care services are provided through a variety of full-risk health care plans, including health maintenance organization ("HMO"), point of service ("POS") and preferred provider organization ("PPO") products. Additionally, the Company administers self-insured health plans of certain large employers.

         The Company began operations in 1987 with the acquisition of the American Service Companies ("ASC") entities, including the Coventry Health and Life Insurance Company ("CHLIC"). In 1988, the Company acquired HealthAmerica Pennsylvania, Inc. ("HAPA"), a Pennsylvania HMO. In 1990, the Company acquired Group Health Plan, Inc. ("GHP"), a St. Louis, Missouri HMO. Southern Health Services, Inc. ("SHS"), a Richmond, Virginia, HMO, was acquired by the Company in 1994. In 1995, the Company acquired HealthCare USA, Inc. ("HCUSA"), a Jacksonville, Florida-based Medicaid managed care company. On April 1, 1998, the Company acquired certain assets of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company ("Principal Life"). See Note B to consolidated financial statements.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Interests of other investors in the Company's majority owned (or otherwise effectively-controlled) subsidiaries are accounted for as minority interests and are included in other long-term liabilities for financial reporting purposes.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents - Cash and cash equivalents consist principally of overnight repurchase agreements, money market funds, commercial paper and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

         Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS" 115), "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all of its investments as available-for-sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity. Realized gains and losses on the sale of these investments are determined on a specific identification basis.

         Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes, and obligations of various states and municipalities. Long-term investments have original maturities in excess of one year and primarily consist of debt securities.

         Other Receivables - Other receivables include interest receivable, reinsurance claims receivable, receivables from providers and suppliers and any other receivables that do not relate to premiums.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

         Long-lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, the Company evaluates long-lived assets to be held for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making that determination, the Company considers a number of factors, including undiscounted future cash flows, prior to interest expense. The Company measures an impairment loss by comparing the fair value of the assets to its carrying value. Fair values are determined by using market prices for similar assets, if available, or discounted future estimated cash flows, prior to interest expense. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any cost of disposition.

Goodwill and Intangible Assets - Goodwill and intangible assets consist of costs in excess of the fair value of the net assets of subsidiaries or operations acquired. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. The remaining unamortized goodwill and intangible asset balances at December 31, 1998 are as follows (in thousands):

                                                                 Accumulated
Description                      Useful Life       Amount        Amortization   Net Book Value
-------------------------------- ------------ ----------------- --------------- ----------------
Marketing Service Agreement       1.75 years          $  1,500         $   643         $    857
Customer Lists                       5 years            11,700           6,222            5,478
HMO Licenses                     15-20 years            10,700             655           10,045
Management Services
  Agreement                       1.75 years             4,688           2,009            2,679
Renewal Rights Agreement            35 years            20,312             435           19,877
Goodwill                         15-35 years           307,750          50,720          257,030
-------------------------------- ------------ ----------------- --------------- ----------------
Total                                                 $356,650         $60,684         $295,966
-------------------------------- ------------ ----------------- --------------- ----------------

Amortization expense for the years ended December 31, 1998, 1997 and 1996 was approximately $13.6 million, $3.8 million and $27.2 million, respectively. In accordance with SFAS 121 and Accounting Principles Board ("APB") Opinion No.17, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income. The 1996 amount includes a write-off of $20.1 million of goodwill that was determined to be impaired in accordance with SFAS 121.

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (See Note N to consolidated financial statements), restricted assets, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. The preoperational new service area and new product costs were amortized over their expected period of benefit up to eight years. Effective April 1, 1997, the Company adopted a one-year period for amortization of new service area and new product costs. $2.7 million of expense was included in selling, general and administrative expense due to this change. These costs were fully amortized at December 31, 1997. Accumulated amortization of other assets was approximately $3.4 million and $9.1 million at December 31, 1998 and 1997, respectively.

         Medical Claims Liabilities - Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. The estimated future costs include fixed and variable, direct and allocable, indirect costs. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

         Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice. Management services revenues are recognized in the period in which the related services are performed. Premiums for services to federal employee groups are subject to audit and review by the Office of Personnel Management ("OPM") on a periodic basis. Such audits are usually a number of years in arrears. The Company provides reserves, on an estimated basis annually, based on the appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized. Such adjustments have not been material to the financial statements of the Company.

         Reinsurance - Premiums paid to reinsurers are reported as health benefits expense and the related reinsurance recoveries are reported as deductions from health benefits expense.

         Income Taxes - The Company files a consolidated tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note G for disclosures related to income taxes.

         Minority Interest - For 1997 and 1996, the minority interest represents a joint venture interest of 51% in Pennsylvania HealthMate, Inc. ("HealthMate").

         Stock-based Compensation - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees under APB Opinion No. 25, and complies with the disclosure requirements for SFAS 123. See Note J for disclosures related to stock-based compensation.

         Earnings per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), replacing primary EPS with "basic EPS." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. All prior periods have been restated to comply with SFAS 128. See Note Q for calculation of EPS.

         Comprehensive Earnings - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the financial statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         Segment reporting - Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company has two reportable segments:
Commercial products and Government products. The products are provided to a cross section of employer groups through the Company's health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include HMO, PPO, and POS products. HMO products provide comprehensive health care benefits to enrollees through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out of network providers in exchange for an increase in out-of-pocket costs to the member. Governmental products include Medicare Risk, Medicare Cost, and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment. See Note S for disclosures on segment reporting.

         Other New Pronouncements- In June 1998, the FASB issued Statement of Financial Accounting Standards No.133 ("SFAS 133" ), "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this standard will have a material effect on its future results of operations.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that adoption of this standard will have a material effect on its future results of operations.

         Reclassifications - Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

B.       ACQUISITIONS AND DISPOSITIONS

         Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that gives Principal Life the right to acquire additional shares of stock in the event that their ownership percentage is diluted below 40%. The warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company's common stock to increase its ownership percentage above 40%.

         Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. The Company recognized revenue of approximately $23.0 million for the year ended December 31, 1998 related to these agreements, and expects to receive payments of approximately $26.4 million in 1999.

         The Company also entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby the Company manages certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, would offer to renew such policies in force at that time.

         As a result of the transaction, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's PPO network based on a rate per contract and a percentage of savings realized by Principal Life. The Company recognized revenue of approximately $12.0 million for the year ended December 31, 1998 related to this agreement. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

         On December 31, 1998, the Company sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and approximately 5,500 non-risk members as of December 31, 1998 and reported approximately $172.5 million in revenues since April 1, 1998, the date of acquisition.

          Effective November 30, 1998, the Company sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998 and reported approximately $71.1 million in revenues since the date of acquisition.

          The proceeds from both sales were used to retire the Credit Facility, to assist in improving the capital position of the Company's regulated entities, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sales prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from PHC in April 1998.

         In connection with the acquisition of certain PHC health plans, and the sales of the Florida and Illinois plans, the Company recorded reserves in purchase accounting of approximately $33.0 million for the estimated transition costs of the PHC plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. For the year ended December 31, 1998, the Company has expended approximately $18.2 million related to these reserves. The Company expects to make payments on the remaining reserves through July 2002.

         The purchase price for certain of the PHC plans, net of the impact of the sales of the Florida and Illinois health plans, was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of purchase price, over the net identified tangible and intangible assets acquired of approximately $134.4 million, was allocated to goodwill. The amounts allocated to the identifiable intangible assets and goodwill and their related useful lives are as follows:

Description                       Amount             Useful Life
-------------------------------------------------------------------
Marketing Services Agreement       $   1,500,000        1.75 years
Customer Lists                         7,233,000           5 years
HMO Licenses                          10,000,000          20 years
Management Services Agreement          4,687,500        1.75 years
Renewal Rights and Coinsurance
 Agreements                           20,312,500          35 years
Goodwill                             156,795,028          35 years
                                   -------------

Total                              $ 200,528,028
                                   =============

         The following unaudited pro-forma condensed consolidated results of operations assumes the PHC acquisition and the sales of the Florida and Illinois health plans occurred on January 1, 1998 and 1997 and excludes the one-time charge to merger costs of $6.5 million, see Note D:

                            (in thousands, except per share data)
                                     Year ended December 31,
                                     1998               1997
                              ---------------- --------------------
                                  (unaudited)        (unaudited)
Operating revenues                 $2,021,580           $1,875,411
Net loss                             (32,165)             (22,694)
Earnings per share, basic              (0.55)               (0.39)

         In August 1997, the Company entered into agreements to sell certain medical offices associated with HealthAmerica, its health plan in Harrisburg, Pennsylvania. The sales price was $2.1 million and the transaction resulted in a pretax loss of $0.2 million. Additionally, in the third quarter of 1997, the Company sold its two remaining medical offices in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million. All gains or losses resulting from medical office sales are reflected in other income, net in the accompanying Consolidated Statement of Operations.

         Effective May 1, 1997, the Company completed its sale of the medical offices associated with GHP, its health plan in St. Louis, Missouri, to a major health care provider organization. The sales price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 83,000 members, pursuant to which the provider organization receives a fixed percentage of premiums to cover all of the medical treatment the globally capitated members receive.

         Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., its health plan in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20.0 million and the transaction resulted in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser which increased the globally capitated membership in western Pennsylvania to approximately 250,000 members. Under the agreement, the provider organization will receive a fixed percentage of premiums to cover all of the medical treatment the globally capitated members will receive.

         Effective March 22, 1996, the Company purchased 81% of the common stock of PARTNERS Health Plan of Pennsylvania, Inc. and acquired the remaining 19% of the common stock through the merger of a subsidiary of the Company with and into PARTNERS, whose name was changed to Coventry Health Plan of Pennsylvania, Inc.("CHP"). CHP is the holding company for Coventry Health Plan of Western Pennsylvania, Inc., which, at the time of acquisition, was known as Aetna Health Plan of Western Pennsylvania, Inc. and served approximately 16,000 HMO members in the Pittsburgh area. Consideration for the transaction was approximately $35 million in cash, of which approximately $32.1 million was recorded as goodwill. The acquisition was accounted for under the purchase method of accounting and, accordingly, the net assets were included in the consolidated financial statements from the effective date of acquisition. During 1996, the Company determined that the intangible assets acquired were impaired and $20.1 million of the goodwill was written off through amortization expense. The Company believes the remaining intangible is realizable on a discounted cash flow basis.


C.    AHERF CHARGE

         In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the agreement, AHERF was paid 78% to 82% of the premium to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members covered by the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Under applicable bankruptcy laws, AHERF could reject and refuse to perform under the global caitation agreement. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the parties are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit against certain hospital subsidiaries of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HAPA, notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes that the reserve established is adequate to provide for claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties.

For the year ended December 31, 1998, $33.8 million has been paid for medical claims related to this reserve.


D.       MERGER COSTS

         In connection with the acquisition of PHC, the Company relocated its Corporate Headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve of approximately $6.5 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. For the year ended December 31, 1998, the Company has paid approximately $4.4 million related to the reserve. The Company expects to make payments through December 2002 related to these charges.

E.       PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

                                               December 31,
-----------------------------------------------------------------------
                                         1998                1997
-----------------------------------------------------------------------
Land                                        $   481            $   481

Buildings and leasehold improvements         11,922              9,583

Equipment                                    54,353             40,795
-----------------------------------------------------------------------

                                             66,756             50,859

Less accumulated depreciation              (30,936)           (28,922)
-----------------------------------------------------------------------
Property and equipment, net                 $35,820            $21,937
=======================================================================

         Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was approximately $12.2 million, $8.9 million, and $15.7 million, respectively.

F.       INVESTMENTS IN DEBT AND EQUITY SECURITIES

         The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, as other comprehensive earnings, in the stockholders' equity section of its consolidated balance sheets. As of December 31, 1998 and 1997, stockholders' equity was increased by approximately $0.3 million and $0.6 million, respectively, net of a deferred tax cost of approximately $0.1 million and $0.4 million, respectively, to reflect the net unrealized investment gain on securities.

         The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 1998 and 1997 (in thousands):

                                           Amortized         Unrealized         Unrealized            Fair
1998                                         Cost               Gain               Loss              Value
                                       ---------------------------------------------------------------------------

State and municipal bonds                       $ 55,355             $  548             $(290)           $ 55,613
Asset-backed securities                           10,728                 71              (174)             10,625
Mortgage-backed securities                        46,304              1,276              (141)             47,439
US Treasury & agencies securities                 51,246                661              (316)             51,591
Other debt securities                             40,003                529               (41)             40,491

                                       ---------------------------------------------------------------------------
                                                $203,636             $3,085             $(962)           $205,759
                                       ===========================================================================

                                           Amortized         Unrealized         Unrealized            Fair
1997                                         Cost               Gain               Loss              Value
                                       ---------------------------------------------------------------------------

State and municipal bonds                        $50,438               $769               $  -            $51,207
Asset-backed securities                            9,935                 74                  -             10,009
Mortgage-backed securities                        11,621                 37                  -             11,658
US Treasury securities                            10,854                 81                  -             10,935
Other debt securities                              2,278                 25                  -              2,303

                                       ---------------------------------------------------------------------------
                                                 $85,126               $986               $  -            $86,112
                                       ===========================================================================

         The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 1998 and December 31, 1997 (in thousands):

1998                                                   Amortized      Fair
                                                          Cost        Value
                                                      -------------------------
Maturities:
 Within 1 year                                            $ 46,451    $ 46,915
 1 to 5 years                                               57,362      57,949
 6 to 10 years                                              29,382      29,423
 Over 10 years                                              70,441      71,472
                                                      -------------------------
   Total short-term and long-term securities              $203,636    $205,759
                                                      =========================


1997                                                   Amortized      Fair
                                                          Cost        Value
                                                      -------------------------
Maturities:
 Within 1 year                                             $10,040     $10,009
 1 to 5 years                                               29,073      29,396
 6 to 10 years                                              12,707      12,879
 Over 10 years                                              33,306      33,828
                                                      -------------------------
   Total short-term and long-term securities               $85,126     $86,112
                                                      =========================


         Proceeds from the sale of investments were approximately $122.9 million and $37.3 million for the years ended December 31, 1998 and 1997, respectively. Gross investment gains of approximately $860,000 and no gross investment losses were realized on these sales for the year ended December 31, 1998 compared to gross investment gains of approximately $275,000 and gross investment losses of $194,000 for the year ended December 31, 1997.


G.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                     Year Ended December 31,
-----------------------------------------------------------------------------------------
                                              1998              1997            1996
-----------------------------------------------------------------------------------------
Current provision (benefit):
  Federal                                      $ 12,907          $16,439        $(6,181)

  State                                             763            3,684           (690)

Deferred provision (benefit):

  Federal                                      (14,695)          (9,943)        (15,565)

  State                                         (4,744)          (1,758)           (424)
-----------------------------------------------------------------------------------------
                                               $(5,769)           $8,422       $(22,860)
=========================================================================================

         The expected tax provision based on the statutory rate of 35% differs from the Company's effective tax rate as a result of the following:

                                                          Year Ended December 31,
                                                     1998           1997          1996
------------------------------------------------------------------------------------------
Statutory federal tax rate                          (35.00%)         35.00%      (35.00%)
------------------------------------------------------------------------------------------
Effect of:
  State income taxes, net of federal benefit         (4.04%)          6.15%       (1.40%)
  Amortization of goodwill                            18.60%          5.98%        10.26%
  Tax exempt interest income                        (13.77%)        (5.54%)       (1.25%)
  Other                                                1.27%        (0.19%)         0.25%
------------------------------------------------------------------------------------------
Income tax provision (benefit)                      (32.94%)         41.40%      (27.14%)
==========================================================================================

         The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):


                                              December 31,
                                           1998          1997
-------------------------------------------------------------------
Deferred tax assets:
  Deferred revenue                          $  2,804       $ 3,123

  Medical liabilities                          5,799         4,590

  Accounts receivable                          7,921         5,128

  Deferred compensation                        4,211         3,776

  Accrued professional fees                    1,689           622

  Provision for long-term contracts            1,675           778

  Accrued acquisition                          3,123           604

  Property and equipment                           -         1,811

  Other assets                                 7,911         4,966

  Contingent liabilities                      31,173        19,445

  Net operating loss carryforward              3,769         1,433
-------------------------------------------------------------------

    Gross deferred tax assets                 70,075        46,276

    Less valuation allowance                 (3,252)         (916)
-------------------------------------------------------------------

    Deferred tax asset                        66,823        45,360
-------------------------------------------------------------------

Deferred tax liability:

  Property and equipment                       (982)             -

  Intangibles                               (12,562)             -

  Other                                            -         (383)
-------------------------------------------------------------------

    Gross deferred tax liabilities          (13,544)         (383)
-------------------------------------------------------------------
Net deferred tax asset                      $ 53,279      $ 44,977
===================================================================


The valuation allowance for deferred tax assets as of December 31, 1998 is $3.3 million due to the Company's belief that the realization of a large portion of the deferred tax asset resulting from federal and state net operating loss carryforwards is doubtful. The valuation allowance provided at December 31, 1998 will be allocated to reduce goodwill and other intangible assets if the realization of the net operating loss carryforwards becomes more likely than not.

H.       CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

         The Company has issued to Warburg, Pincus Ventures, L.P.
("Warburg") and Franklin Capital Associates III L.P. ("Franklin" and collectively with Warburg the "Investors") $40 million of the Convertible Exchangeable Subordinated Notes of the Company (the "Coventry Convertible Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock, for $42.4 million. The Coventry Convertible Notes are exchangeable at the Company's or Warburg's option for shares of Series A Convertible Preferred Stock ("Preferred Stock"). The authorization of 6,000,000 shares of Preferred Stock has been approved by the Company's shareholders.

         The Coventry Convertible Notes accrue interest at 8.3% payable in interest notes semiannually in arrears for the first two years and at 5.0% payable in cash or in interest notes semiannually in arrears, thereafter. The interest notes accrue interest from the point of issuance under the same terms and conditions as the Coventry Convertible Notes. The Coventry Convertible Notes are required to be repaid in an amount equal to 33%, 50% and 100%, respectively, of the aggregate principal amount outstanding as of the fifth, sixth and seventh anniversaries of the respective Coventry Convertible Note's issuance date. The Coventry Convertible Notes may be prepaid at the option of the Company after the third anniversary date of issuance if the market price of the Company's common stock exceeds certain targets.

         The Coventry Convertible Notes and interest notes are exchangeable for Preferred Stock at a $10 per share conversion rate. The Preferred Stock accrues dividends at 8.3% until May 29, 1999. Dividends are payable in additional shares of Preferred Stock. The Preferred Stock may be called and is required to be repaid with the same repayment terms as the Coventry Convertible Notes. The Preferred Stock is convertible into common stock on a share for share basis.

         The Coventry Convertible Notes and interest notes are convertible into common stock at a $10 per share conversion rate.


I        LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consists of the following (in thousands):

                                                    December 31,
                                              1998                1997
                                          -----------------------------------
Borrowings under the Credit Facility              $   -              $42,824

Notes payable to U.S. DHHS                          781                1,173

Other notes payable                                 205                  445
                                          -----------------------------------

                                                    986               44,442

Less current portion                              (166)                (765)
                                          -----------------------------------
Total long-term debt and notes payable            $ 820              $43,677
                                          ===================================



         On December 29, 1997, the Company entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility refinanced the previous agreement and totaled $42.8 million. The effective rate on the indebtedness under the Credit Facility was 7.0625% at December 31, 1998. The Credit Facility was paid in full on December 31, 1998.

         Notes payable to the U. S. Department of Health and Human Services ("U.S. DHHS") represent obligations which were assumed in the acquisition of HAPA. Under the terms of the notes, principal is payable in various annual installments through June 30, 2000 with interest payable semi-annually at rates ranging from 7.75% to 9.125%. The notes are secured by certain assets of the Company.

         The fair value of the Company's long-term borrowings is based on quoted market rates. The carrying amount of the Company's borrowings approximates fair value.

         Maturities of long-term debt during each of the ensuing two years ending December 31 are as follows (in thousands):

         Year                       Amount
------------------------         --------------
         1999                          $166
         2000                           820
                                 --------------
                                       $986
                                 ==============

         Interest expense for the year ended December 31, 1998 was $8.6 million, which includes $3.2 million related to the Credit Facility and $3.5 million related to the Coventry Convertible Notes.

J.       STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

         As of December 31, 1998, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the "1998 Plan"), with an aggregate of 7 million shares of common stock authorized for issuance thereunder to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. At April 1, 1998, the 1998 Plan assumed the obligations of six stock option plans of Coventry Corporation with total outstanding options representing 3,322,714 shares, and one stock option plan of Principal Health Care, Inc. with total outstanding options representing 750,000 shares, as a result of the acquisition of the PHC plans. Under the 1998 Plan, the terms and conditions of grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20% to 25%
increments per year and expire ten years from the date of grant.   The 1998
Plan is authorized to grant either incentive stock options or nonqualified stock options at the discretion of the Compensation and Benefits Committee of the Board of Directors.

         As of September 10, 1998, employees of the Company were offered an opportunity to exchange their existing options (issued at a higher exercise price) for a reduced number of new options (issued at a lower exercise price) equivalent to the same value as their existing options, based upon a Black-Scholes equal valuation model. Employees could choose to decline the offer of new options and keep their existing options. As a result, the Company cancelled approximately 4,370,100 shares, and reissued repriced options equal to approximately 3,714,182 shares. The options canceled were at exercise prices ranging from a high of $22.750 to a low of $6.3750. The options were reissued in accordance with an exchange formula (using the Black-Scholes equal valuation model) that issued one-half of the new options at an exercise price of the then current market value ($5.00) and the remaining one-half at 150% of the then current market value ($7.50). The resulting value of the repriced options was the same as the exchanged options.

         The assumed plans are the Coventry Corporation 1997 Stock Incentive Plan, the Coventry Corporation 1993 Stock Option Plan (as amended), the Southern Health Management Corporation 1993 Stock Option Plan, the Coventry Corporation 1993 Outside Directors Stock Option Plan (as amended), the Coventry Corporation Third Amended and Restated 1989 Stock Option Plan, the Coventry Corporation Amended and Restated 1987 Statutory-Nonstatutory Stock Option Plan, and the Principal Health Care, Inc. 1997 Non-Qualified Stock Option Plan.

         At various dates in 1996, the Company canceled, repriced, and reissued approximately 1.3 million shares under option. The options canceled were at prices ranging from a high of $25.00 to a low of $15.63. The shares were reissued at market on the date of reissue and the prices ranged from a high of $18.13 to a low of $12.75.

         During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options and other rights with respect to the Company's common stock to officers, other key employees, consultants and outside directors of the Company. A total of 1,600,000 shares of common stock was reserved for this issuance.

         With the merger of SHS in December 1994, the Company assumed SHS's incentive stock option plan. The Company issued options for 146,030 shares of common stock in exchange for 42,500 options to acquire shares of SHS common stock granted under SHS's incentive stock option plan. These options were exercisable upon the completion of the merger with SHS and expire in 2003.

         The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1998            1997          1996
                                              ----            ----          ----
Net income (loss):   As Reported             $(11,741)        $11,903      $(61,287)
                     Pro Forma                (14,224)          8,790       (63,949)
EPS, basic           As Reported             $  (0.22)        $  0.36      $  (1.87)
EPS, diluted         As Reported             $  (0.22)        $  0.35      $  (1.87)

EPS, basic
& diluted            Pro Forma                  (0.27)           0.26         (1.95)


         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Transactions with respect to the plans for the three years ended December 31, 1998 were as follows (shares in thousands):

                                  1998                          1997                      1996
----------------------------------------------------------------------------------------------------------------
                                               Weighted                    Weighted                 Weighted
                                                Average                     Average                  Average
                                               Exercise                    Exercise                 Exercise
                                 Shares          Price         Shares        Price       Shares       Price
----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
year                                 3,261          $13            2,858        $13         2,381        $14

Granted                              7,627            8            1,584        $15         2,898        $13

Exercised                            (110)           12            (166)        $12         (621)        $ 6


Canceled                           (5,337)           13          (1,015)        $14       (1,800)        $17
----------------------------------------------------------------------------------------------------------------

Outstanding at end of year           5,441           $8            3,261        $13         2,858        $13
----------------------------------------------------------------------------------------------------------------

Exercisable at end of year             837          $11              819        $13           708        $15
----------------------------------------------------------------------------------------------------------------


         The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                        Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                            Number        Weighted Average      Weighted                      Number          Weighted
  Range of Exercise     Outstanding at       Remaining          Average                   Exercisable at       Average
        Prices             12/31/98       Contractual Life  Exercise Prices                  12/31/98      Exercise Price
---------------------------------------------------------------------------------------------------------------------------



       $4  -   $5             1,697             8.8             $   5                           154             $  5

       $5  -   $7               880             9.4                 7                            43                7

       $7  -   $8             1,518             8.5                 8                           149                8
       $8  -  $15             1,066             8.3                13                           303               12
      $15  -  $25               280             7.6                17                           188               18
                       --------------------------------------------------------------    ----------------------------------

       $4  -  $25             5,441             8.6                $8                           837              $11
                       ==============================================================    ==================================


         The fair value of the stock options included in the pro forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                                1998             1997              1996
------------------------------------------- ---------------- -----------------

Dividend yield                      0%               0%                0%

Expected volatility                73%              64%               56%

Risk-free interest rate             5%               6%                6%

Expected life                  4 years          5 years           5 years
------------------------------------------- ---------------- -----------------


         The weighted-average grant date fair values for options granted in 1998, 1997 and 1996 were $4.53, $8.77, and $6.61, respectively.

         At December 31, 1998, the Company had outstanding warrants granting
holders the right to purchase 6,075,373 shares of common stock.   In July 1995,
100,000 warrants were issued at a price of $14.125 and expire in July 2000. In December 1993, warrants were issued granting holders the right to purchase 800,000 shares at an exercise price of $21.00. Of the 800,000 shares, 550,300 were exercised before the expiration of the warrants in December 1995, and the remaining 249,700 shares expired. During the first half of 1996, warrants for 170,000 shares were exercised at a price of $6.75 per share.

         On July 7, 1997, the Company finalized the sale of $40 million of Coventry Convertible Exchangeable Subordinated Notes, together with warrants to purchase 2.35 million shares at $10.625 per share of common stock. The purchase price for the warrants was $1.00 per share, valued by Coventry and the purchaser. The warrants expire seven years from the purchase date.

         On April 1, 1998, the Company issued a warrant to PHC (the "Principal Warrant") to purchase that number of shares of common stock equal to 66-2/3% of the total number of shares of common stock actually issued upon the exercise or conversion of the Company's employee stock options issued and outstanding at March 31, 1998, on the same terms and conditions as set forth in the respective options and warrants. Options and warrants that terminated or expired and are not exercised, are also canceled in the Principal Warrant. At March 31, 1998, the Company had options and warrants outstanding for 5,800,480 shares of common stock, representing the right to purchase 3,866,986 shares under the Principal Warrant. At December 31, 1998, the Principal Warrant represented the right to purchase 3,462,368 shares, taking into account cancellations.

         On May 18, 1998, the Company issued warrants to four individual consultants to purchase 40,000 shares of common stock at an exercise price of
$13.625 per share, expiring in 2003.   On October 22, 1998, the Company issued
warrants to certain providers to purchase 10,000 shares of common stock at an exercise price of $7.625 per share, expiring in 2003. On December 21, 1998, the Company issued a warrant to an individual in connection with the acquisition of a health plan to purchase 85,239 shares of common stock at an exercise price of $8.32 per share, expiring in 2003.

         The Company implemented an Employee Stock Purchase Plan in 1994, which allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company's common stock. At the end of each plan year, the Company will issue the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 15,016, 7,074, and 19,465 shares in 1998, 1997, and 1996, respectively.


K.       REINSURANCE

         The Company has reinsurance agreements, through its subsidiary CHLIC, with American Continental Insurance Company and Continental Assurance Company for portions of the risk it has underwritten through its products. These reinsurance agreements do not release the Company of its primary obligations to its membership. Reinsurance premiums for the years ended December 31, 1998, 1997 and 1996, were approximately $1.0 million, $0.7 million and $1.8 million respectively. Reinsurance recoveries for the same periods were approximately $0.6 million, $0.4 million and $1.5 million. The Company remains liable to its membership if the reinsurers are unable to meet their contractual obligations under the reinsurance agreements. All reinsurance agreements are subject to certain limits on hospital costs per patient-day. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers on an annual basis. American Continental Insurance Company and Continental Assurance Company are both currently A rated by the A.M. Best Company.

         Medicaid risk exposures in Missouri are reinsured through the State of Missouri mandated program with retention of $50,000 per member per year and 20% coinsurance. Reinsurance recoveries for the years ended December 31, 1998 and 1997 were approximately $4.0 million and $1.2 million, respectively.
There were no reinsurance recoveries for the year ended December 31, 1996.

L.       COMMITMENTS

         The Company operates primarily in leased facilities with original lease terms of up to ten years with options for renewal. The Company also leases computer equipment with lease terms of approximately three years. Leases that expire generally are expected to be renewed or replaced by other leases.

         The minimum rental commitments payable and minimum sublease rentals to be received by the Company during each of the next five years ending December 31 and thereafter for noncancellable operating leases are as follows (in thousands):

                               Rental               Sublease
        Year                Commitments              Income
---------------------     -----------------      ---------------
        1999                    $ 14,826              $ 3,632
        2000                      12,375                3,446
        2001                      11,336                3,327
        2002                       9,636                3,205
        2003                       7,389                2,926
     Thereafter                    6,718                2,885
                          -----------------      ---------------
                                 $62,280              $19,421
                          =================      ===============

         Total rent expense was approximately $14.6 million, $8.3 million and $11.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.


M.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors which emphasize investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company's financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

         As discussed in Notes B and C to consolidated financial statements, the Company entered into long-term global capitation arrangements with two integrated provider organizations. To the extent that the Company becomes a party to global capitation agreements with a single provider organization serving substantial membership, the Company becomes exposed to credit risk with respect to such organizations. The Company may utilize the following to manage such risk: 1) contract with providers with significant net worth and cash reserves; 2) require letters of credit or cash to be reserved for claims payment and 3) monitor the providers' financial condition in regard to the Company membership.

         Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base and their breakdown among geographical locations. See Note A for additional information with respect to accounting policies for accounts receivable.

         The Company believes the allowance for doubtful collections adequately provides for estimated losses as of December 31, 1998. The Company has a risk of incurring loss if such allowances are not adequate.

         As discussed in Note K to consolidated financial statements, the Company has reinsurance agreements with a major insurance company. The Company monitors the insurance companies' financial ratings to determine compliance with standards set by state law. The Company has a credit risk associated with these reinsurance agreements to the extent the reinsurer is unable to pay valid reinsurance claims of the Company.


N.       BENEFIT PLANS

         On July 1, 1994, Coventry Corporation adopted an employee defined contribution retirement plan qualifying under IRC Section 401(k), the Coventry Corporation Retirement Savings Plan (the "Plan"), which covers substantially all employees of Coventry Corporation and its subsidiaries who meet certain requirements as to age and length of service and who elect to participate in the Plan. Similar retirement savings plans offered by (1) both HAPA and GHP and (2) both CHMC and HCUSA were merged into the Plan effective July 1, 1994 and January 1, 1996, respectively. Effective March 31, 1998, the Company was formed as the parent company of an affiliated group of companies that includes Coventry Corporation. The Company, with the approval of Coventry Corporation, adopted and became sponsor of the Plan effective April 1, 1998. On April 1, 1998, the Coventry Health Care, Inc. Retirement Savings Plan (the "New Plan") was adopted and any prior PHC and certain affiliated participant account balances included in the assets of the former PHC qualified retirement plan were rolled over into the New Plan at the election of the former PHC employees. Effective October 1, 1998, the Plan was merged with the New Plan. All employees that were participants under the Plan became participants in the New Plan. On October 1, 1998, the assets of the Plan were merged and transferred to: (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the New Plan's participant loans and the Coventry Health Care, Inc. Common Stock.

         Prior to 1998, under the Plan, employees were able to defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company made matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and equal to 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Prior to 1998, employees vested in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. Effective January 1, 1998, under the Plan and the New Plan, employees may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions of the Company's common stock equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and equal to 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Employees will vest in the Company's matching contributions in 50% increments annually over a period of 2 years, based on length of service with the Company and/or its subsidiaries. All costs of the Plan and the New Plan are funded by the Company as they are incurred.

         On July 1, 1994, Coventry Corporation adopted a supplemental executive retirement plan (the "SERP"), which covers employees of Coventry Corporation and its subsidiaries who (1) meet certain requirements as to age and management responsibilities and/or salary, (2) are designated as being eligible to participate in the SERP by the Compensation and Benefits Committee of the Board of Directors of the Company, and (3) elect to participate in the SERP and the New Plan. A similar supplemental executive retirement plan offered by HAPA was
merged into the SERP effective July 1, 1994.   Effective April 1, 1998, the SERP
plan name changed to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, employees may defer up to 15% of their base salary, and up to 100% of any bonus awarded, over and beyond the compensation deferral limits of the Plan. The Company makes matching contributions equal to 100% of the employee's contribution on the first 3% of the employee's compensation deferral and 50% of the employee's contribution on the second 3% of the employee's compensation deferral. Prior to January 1, 1998, employees vested in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. Effective January 1, 1998, employees vest in the Company's matching contributions ratably over two years, based on length of service. All costs of the SERP are funded by the Company as they are incurred.

         The cost, principally employer matching contributions, of the benefit plans charged to operations for 1998, 1997 and 1996 was approximately $4.0 million, $1.8 million and $2.4 million, respectively.


O.       STATUTORY INFORMATION

         The Company's HMO subsidiaries are required by the respective domicile states to maintain minimum statutory capital and surplus in the aggregate of approximately $35.0 million at December 31, 1998. Combined statutory capital and surplus of the Company's HMOs was approximately $128.4 million. The states in which the Company's HMOs operate require the HMOs to maintain deposits with the Department of Insurance. These deposits totaled $12.8 million at December 31, 1998.

         CHLIC's authorized control level Risk-Based Capital is approximately $12.7 million. Total adjusted statutory capital and surplus of CHLIC as of December 31, 1998 was approximately $33.2 million. Statutory deposits for CHLIC as of December 31, 1998 totaled approximately $3.4 million.


P.       OTHER INCOME

         Other income for the years ended December 31, 1998, 1997, and 1996 includes investment income of approximately $25.5, $10.8 million, and $8.4 million, respectively. As described in Note B, other income includes $15.0 million in 1997 from the sale of medical offices. Additionally, in 1996, other income includes a non-recurring gain of approximately $4.9 million as a result of the sale of Champion Dental Service, Inc., a subsidiary GHP, for $5.5 million in cash.

Q.       EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes the conversion of convertible notes and the exercise of all options and warrants using the treasury stock method. Net earnings is increased for interest expense on the convertible notes. In all cases, however, losses are not diluted.

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                    1998
                               -----------------------------------------------
                                  Earnings
                                   (Loss)         Shares         Per Share
                                (Numerator)    (Denominator)      Amount
                               -----------------------------------------------
Net Earnings (Loss)                 $(11,741)
                               ---------------
Basic EPS                           $(11,741)          52,477         $(0.22)

Effect of Dilutive Securities

   Options and warrants
   Convertible notes
                               -----------------------------------------------


Diluted EPS                         $(11,741)          52,477         $(0.22)
                               ===============================================

                                    1997
                               -----------------------------------------------
                                  Earnings
                                   (Loss)         Shares         Per Share
                                (Numerator)    (Denominator)      Amount
                               -----------------------------------------------
Net Earnings (Loss)                   $11,903
                               ---------------
Basic EPS                             $11,903          33,210           $0.36

Effect of Dilutive Securities
   Options and warrants                                  702
   Convertible Notes
                               -----------------------------------------------


Diluted EPS                           $11,903          33,912           $0.35
                               ===============================================

                                    1996
                               -----------------------------------------------
                                  Earnings
                                   (Loss)         Shares         Per Share
                                (Numerator)    (Denominator)      Amount
                               -----------------------------------------------
Net Earnings (Loss)                 $(61,287)
                               ---------------

Basic EPS                           $(61,287)          32,818         $(1.87)

Effect of Dilutive Securities
   Options and warrants
                               -----------------------------------------------

Diluted EPS                         $(61,287)          32,818         $(1.87)
                               ===============================================

R.       LEGAL PROCEEDINGS

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1998 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.


S.       SEGMENT INFORMATION


                              For the Year Ended December 31, 1998
                                         (in $000s)
                                         Government
                        Commercial        Programs             Total
                      ---------------------------------------------------
Revenues                   $1,561,640          471,732         2,033,372
Gross Margin                  165,299           45,699           210,998

                              For the Year Ended December 31, 1997
                                         (in $000s)
                                         Government
                        Commercial        Programs          Total
                      --------------------------------------------------
Revenues                     $886,237          321,912      1,208,149
Gross Margin                  132,340           35,949        168,289

                              For the Year Ended December 31, 1996
                                         (in $000s)
                                         Government
                        Commercial        Programs          Total
                      --------------------------------------------------
Revenues                     $839,850          195,928      1,035,778
Gross Margin                   65,538           29,708         95,246


         Following are reconciliations of reportable segment information to financial statement amounts:

                              For the Years Ended December 31,
                               1998            1997           1996
                          --------------------------------------------
Revenues
  Reportable Segments      $2,033,372       $1,208,149     $1,035,778
  Other                        77,011           20,202         21,351
                          --------------------------------------------
    Total revenues         $2,110,383       $1,228,351     $1,057,129
                          ============================================

Earnings (Loss) Before
  Income Taxes:
    Gross margin from
      reportable segments  $  210,998         $168,289        $95,246

    Other revenues             77,011           20,202         21,351

    Selling, general and
      administrative         (291,919)        (170,017)      (165,081)

    Depreciation and
      amortization            (25,793)         (12,735)       (42,862)

    Merger costs               (6,492)            -              -

    Other income, net          27,251           24,880         13,379

    Interest expense           (8,566)         (10,275)        (6,257)
                          ----------------------------------------------
      Total earnings
        (loss) before
        income taxes         $(17,510)         $20,344       $(84,224)
                          ==============================================



T.          QUARTERLY FINANCIAL DATA (unaudited)

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1998 and 1997.

                                                                              Quarter Ended

                                                                     June 30, 1998      September 30,     December 31,
                                                  March 31, 1998         (1)(2)             1998             1998(3)

                                                  ---------------------------------------------------------------------
Operating revenues                                 $   330,209      $    583,804       $   593,278       $   603,092
Operating earnings (loss)                                7,178          (51,238)             2,179             5,686
Net earnings (loss)                                      4,707          (27,756)             5,068             6,240
Net earnings (loss) per share-basic                       0.14            (0.47)              0.09              0.11
Net earnings (loss) per share-diluted                     0.13            (0.47)              0.09              0.11

                                                                              Quarter Ended

                                                     March 31,          June 30,        September 30,     December 31,
                                                     1997 (4)           1997 (5)          1997 (6)            1997
                                                 -------------------------------------------------------------------------
Operating revenues                                    $299,345          $301,081          $306,694          $321,231
Operating earnings (loss)                              (8,021)             1,997             5,976             5,787
Net earnings (loss)                                      (851)             6,590             2,658             3,506
Net earnings (loss) per share-basic                     (0.03)              0.20              0.08              0.11
Net earnings (loss) per share-diluted                   (0.03)              0.19              0.08              0.10


(1) Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of PHC have been included in the Company's consolidated financial statements since the date of acquisition. As a result of the merger, an estimated reserve of $7.8 million was established for the costs related to the relocation of the corporate office from Nashville, Tennessee to Bethesda, Maryland and other merger related expenses.

(2) The second quarter 1998 operating results were affected by the establishment of a reserve for the costs incurred by members covered by the AHERF agreement and other potential charges as a result of the bankruptcy filing by AHERF. The establishment of the reserves resulted in a charge to earnings of $55.0 million.

(3) The merger costs were less than the reserve established in the second quarter of 1998, resulting in a credit to earnings of $1.3 million.

(4) Effective March 31, 1997, the Company completed the sale of the majority of its medical offices in Pittsburgh, Pennsylvania associated with HAPA to a major health care provider organization. The sale price was $20.0 million and the transaction resulted in a pretax gain of approximately $6.0 million.

(5) Effective May 1, 1997, the Company completed the sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to a major health care provider organization. The sale price was $26.9 million and the transaction resulted in a pretax gain of approximately $9.6 million.

(6) In August 1997, the Company entered into an agreement to sell the medical offices associated with HAPA's health plan operations in Harrisburg, Pennsylvania. The sale price was $2.0 million and the transaction resulted in a pretax loss of $0.2 million. Also in the third quarter, the Company sold its two remaining medical offices located in Pittsburgh, Pennsylvania for $0.3 million in cash and recorded a pretax loss of $0.4 million.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Directors and Executive Officers" and "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

Item 11: Executive Compensation.

         The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

Item 12: Securities Ownership of Certain Beneficial Owners and Management.

         The information set forth under the captions "Executive Compensation," "Voting Stock Outstanding and Shareholders," and "Voting Stock Ownership of Principal Shareholders and Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 13: Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

                                   PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. FINANCIAL STATEMENTS

                                                                                          Form 10-K
                                                                                            Pages
                                                                                            -----
           Report of Independent Public Accountants                                           29

           Consolidated Balance Sheets, December 31, 1998 and 1997                            30


           Consolidated Statements of Operations for the Years Ended December
           31, 1998, 1997 and 1996                                                            31

           Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1998, 1997 and 1996                                                   32


           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                                                   33


           Notes to Consolidated Financial Statements, December 31, 1998, 1997,
           and 1996                                                                         34 - 54


        2. Financial statement schedules
           Report of Independent Public Accountants                                           S-1

           Schedule II - Valuation and Qualifying Accounts                                    S-2

        3. Exhibits required to be filed by Item 601 of Regulation S-K.

             Exhibit
             No.                 Description of Exhibit


             2.1 Capital Contribution and Merger Agreement dated as of November 3, 1997 ("Combination Agreement") by and among Coventry Corporation, Coventry Health Care, Inc., Principal Mutual Life Insurance Company, Principal Holding Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4, Registration Statement No. 333-45821, of Coventry Health Care, Inc.).

             2.2 Agreement and Plan of Merger by and among Coventry Corporation, Coventry Health Care, Inc. and Coventry Merger Corporation (Incorporated by reference to Exhibit 2.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             3.1 Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             3.2 Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 8, 1998).

             4.2 Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc.

                          and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 8,
                          1998).

             4.3 Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, LLC (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 21, 1998).

             4.4 Amended and Restated Securities Purchase Agreement dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P., together with Exhibit A (Form of Convertible Note), Exhibit B (Form of Warrant) and Exhibit C (Form of Certificate of Designation of Series A Preferred Stock) (Incorporated by reference to Exhibit 10 to Coventry Corporation's Form 8-K dated May 7, 1997).

             4.5 Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

             4.6 Amended Form of Convertible Note (Incorporated by reference to Exhibit 4.5 of Coventry Corporation's Form 10-K for the year ended December 31, 1997).

             4.7 Consent to the Combination Agreement of Warburg, Pincus Ventures, L.P. dated December 18, 1998 (Incorporated by reference to Exhibit 4.7 to the Company's Form 8-K dated April 8, 1998).

             4.8 Common Stock Purchase Warrant dated as of April 1, 1998 issued to Principal Health Care, Inc. pursuant to the Combination Agreement (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated April 8, 1998).

             4.9 Amendment No. 1 to Common Stock Purchase Warrant effective as of October 29, 1998, issued to Principal Health Care, Inc.

             4.10 Form of Common Stock Purchase Warrant, as amended, of Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit
                          4.6 to the Company's Form 8-K dated April 8, 1998).

             4.11 Shareholders' Agreement, dated as of April 1, 1998, by and among Coventry Health Care, Inc., Principal Mutual Life Insurance Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 8-K dated April 8, 1998).

             10.1 Form of Coinsurance Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.2 Form of Renewal Rights Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.3 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.3 Form of Transition Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.4 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.4 Form of Management Services Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.5 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.5 Form of Tax Benefit Restitution Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.7 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.6 Form of License Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.8 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.7 Form of Marketing Service Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.9 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.8 Principal Health Care of Florida, Inc. Stock Purchase Agreement dated as of October 14, 1998, by and among Coventry Health Care, Inc., as Seller, Blue Cross and Blue Shield of Florida, Inc., Principal Health Care of Florida, Inc. and Health Options, Inc., as Buyer (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.9 Stock Purchase Agreement dated October 2, 1998, between Coventry Health Care, Inc., as Seller, and First American Group of Companies, Inc., as Buyer (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.10 Employment Agreement effective as of January 1, 1999, executed by Allen F. Wise and the Company.

             10.11 Employment Agreement dated December 30, 1996 executed by Dale B. Wolf and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10 (v) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997).

             10.12 Employment Agreement dated March 13, 1998 between Thomas McDonough and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.13        Employment Letter dated May 22, 1998 between James E.
                          McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.14 Form of Company's Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Janet M. Stallmeyer, Sharon
                          I. Taylor, Francis S. Soistman, Jr., Robert J.
                          Mrizek, Harvey Pollack, C. David Roberts, Ronald M. Chaffin, Bernard J. Mansheim, M. D., Thomas Davis (included executive's right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive's right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive's right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control) (Incorporated by re reference to Exhibit 10.32 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

             10.15 Form of Coventry Corporation's Agreement (for Key Senior Executives) dated September 12, 1995 (executed by Richard H. Jones) (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit (xxviii) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30,
                          1995).

             10.16 Form of Company's Agreement (for Key Executives) dated September 12, 1995 (executed by James R. Hailey, Jan H. Hodges, and Shirley R. Smith) (Incorporated by reference to Exhibit (xxix) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)

             10.17 Employment Agreement dated November 11, 1996 executed by Richard H. Jones (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporations's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

             10.18 Agreement and Release dated May 29, 1998 between Robert A. Mayer, Coventry Corporation and HealthAmerica Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.19 Agreement and Release dated June 30, 1998 between Kenneth J. Linde and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

             10.20        Second Amended and Restated 1987
                          Statutory-Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation's Form 10-K for fiscal year ended December 31, 1993).

             10.21 Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

             10.22 1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

             10.23 1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

             10.24 Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.25 Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (March 4, 1999).

             10.26        Coventry Health Care 1999 Management Incentive Plan.

             10.27 Form of Coventry Health Care, Inc. Retirement Savings Plan, effective April 1, 1998.

             10.28 Coventry Corporation Supplemental Executive Retirement ("SERP") Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Coventry Corporation's Form S-8, Registration Statement No. 33-81358).

             10.29 First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.30 Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.31 Third Amendment to SERP dated April 30, 1998 (Incoporated by reference to Exhibit 10.32.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.32 Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit
                          10.8.5 to Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

             10.33 Employment Agreement dated October 14, 1996 executed by Joe Carroll (Incorporated by reference to Exhibit 10 (xxii) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31,
                          1997).

             10.34 Employment Agreement dated January 15, 1997 executed by Shirley R. Smith (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

             10.35 Employment Agreement dated January 1, 1997 executed by Jan H. Hodges (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

             10.36 Risk Sharing Agreement dated as of March 31, 1997 by and among Health America Pennsylvania Inc., Coventry Corporation and Allegheny Health, Education and Research Foundation. (Incorporated by reference to Exhibit 10.1 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.37 First Amendment to Risk Sharing Agreement, dated June 11, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to Exhibit 10.2 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.38 Second Amendment to Risk Sharing Agreement, dated June 30, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to Exhibit 10.3 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.39 Third Amendment to Risk Sharing Agreement, dated August 25, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation (Incorporated by reference to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

             10.40 Global Capitation Agreement, dated March 12, 1997, by and among Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC Health Systems. (Incorporated by reference to Exhibit 10.5 to Coventry Corporation's Form 8-K/A dated March 12, 1998).*

             10.41 Second Amendment to the Global Capitation Agreement by and between Group Health Plan, Inc., HealthCare USA of Missouri, LLC, and BJC Health System ("Amendment") dated February 26, 1999.**

             11.1 Computation of Net Earnings Per Common and Common Equivalent Share

             20. Joint Proxy Statement/Prospectus, dated March 12, 1998, of Coventry Health Care, Inc. (Incorporated by reference to the Joint Proxy Statement/Prospectus included in Coventry Health Care, Inc.'s Registration Statement on Form S-4, as amended, No. 333-45821).

             21.1         Subsidiaries of the Registrant

             23.1 Consent of Arthur Andersen LLP (See Exhibit 23 attached to this Report)

             27           Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K



             Registrant filed on December 21, 1998, an amendment to its current report on Form 8-K filed on April 23, 1998 relating to an amendment to its Rights Agreement.



--------

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted and confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

By:        /s/ Allen F. Wise                  President, Chief Executive Officer and
           ---------------------------------- Director
                     Allen F. Wise

                                              Executive Vice President, Chief Financial
By:        /s/ Dale B. Wolf                   Officer, Treasurer and Principal Accounting
           ---------------------------------- Officer
                     Dale B. Wolf

Dated:  March 29, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                             Title (Principal Function)                Date
                   ---------                             --------------------------                ----

     /s/  John H. Austin, M.D., M.P.H.             Chairman of the Board and                  March 29, 1999
-------------------------------------------------  Director
          John H. Austin, M.D., M.P.H.


    /s/          Allen F. Wise                     President, Chief Executive                 March 29, 1999
-------------------------------------------------  Officer and Director
                 Allen F. Wise

                                                   Executive Vice President, Chief
                                                   Financial Officer,
    /s/           Dale B. Wolf                     Treasurer                                  March 29, 1999
-------------------------------------------------
                  Dale B. Wolf


   /s/        Lawrence N. Kugelman                  Director                                  March 29, 1999
-------------------------------------------------
              Lawrence N. Kugelman


   /s/         Laurence DeFrance                    Director                                  March 29, 1999
-------------------------------------------------
               Laurence DeFrance


  /s/      Emerson D. Farley, Jr., M.D.            Director                                   March 29, 1999
-------------------------------------------------
          Emerson D. Farley, Jr., M.D.


  /s/           Richard H. Jones                   Director                                   March 29, 1999
-------------------------------------------------
                Richard H. Jones

                                                   Director                                   March 29, 1999
-------------------------------------------------
                  Gary J. Cain

    /s/        Patrick T. Hackett                  Director                                   March 29, 1999
-------------------------------------------------
               Patrick T. Hackett

    /s/       Elizabeth E. Tallett                 Director                                   March 29, 1999
-------------------------------------------------
              Elizabeth E. Tallett

    /s/         Thomas L. Blair                    Director                                   March 29, 1999
-------------------------------------------------
                Thomas L. Blair

    /s/          Thomas J. Graf                    Director                                   March 29, 1999
-------------------------------------------------
                 Thomas J. Graf

    /s/          David J. Drury                    Director                                   March 29, 1999
-------------------------------------------------
                 David J. Drury

    /s/     Rodman W. Moorhead, III                Director                                   March 29, 1999
-------------------------------------------------
            Rodman W. Moorhead, III

                               ARTHUR ANDERSEN LLP
                               Baltimore, Maryland

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Coventry Health Care, Inc:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Coventry Health Care, Inc. (successor in interest to Coventry Corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Baltimore, Maryland
February 16, 1999

                                  SCHEDULE II
                   COVENTRY HEALTH CARE INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                Additions Charged to                          Balance at
                                                Balance at       Costs and Expenses    Deductions (Charge       End of
                                            Beginning of Period        (1) (2)            Offs) (1) (2)         Period
                                            ------------------------------------------------------------------------------

Year ended December 31, 1998:
Allowance for doubtful accounts                      $7,378              $15,935              $(11,290)           $12,023

Year ended December 31, 1997:
Allowance for doubtful accounts                      $8,000               $2,748               $(3,370)            $7,378

Year ended December 31, 1996:
Allowance for doubtful accounts                      $2,700               $8,000               $(2,700)            $8,000



(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

(2) Additions to the allowance for retroactive terminations are included in revenue.

                                INDEX TO EXHIBITS
Reg. S-K
Item 601

             Exhibit
             No.                 Description of Exhibit


             2.1 Capital Contribution and Merger Agreement dated as of November 3, 1997 ("Combination Agreement") by and among Coventry Corporation, Coventry Health Care, Inc., Principal Mutual Life Insurance Company, Principal Holding Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4, Registration Statement No. 333-45821, of Coventry Health Care, Inc.).

             2.2 Agreement and Plan of Merger by and among Coventry Corporation, Coventry Health Care, Inc. and Coventry Merger Corporation (Incorporated by reference to Exhibit 2.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             3.1 Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             3.2 Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 8, 1998).

             4.2 Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc.

                          and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 8,
                          1998).

             4.3 Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, LLC (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 21, 1998).

             4.4 Amended and Restated Securities Purchase Agreement dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P., together with Exhibit A (Form of Convertible Note), Exhibit B (Form of Warrant) and Exhibit C (Form of Certificate of Designation of Series A Preferred Stock) (Incorporated by reference to Exhibit 10 to Coventry Corporation's Form 8-K dated May 7, 1997).

             4.5 Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

             4.6 Amended Form of Convertible Note (Incorporated by reference to Exhibit 4.5 of Coventry Corporation's Form 10-K for the year ended December 31, 1997).

             4.7 Consent to the Combination Agreement of Warburg, Pincus Ventures, L.P. dated December 18, 1998 (Incorporated by reference to Exhibit 4.7 to the Company's Form 8-K dated April 8, 1998).

             4.8 Common Stock Purchase Warrant dated as of April 1, 1998 issued to Principal Health Care, Inc. pursuant to the Combination Agreement (Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K dated April 8, 1998).

             4.9 Amendment No. 1 to Common Stock Purchase Warrant effective as of October 29, 1998, issued to Principal Health Care, Inc.

             4.10 Form of Common Stock Purchase Warrant, as amended, of Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit
                          4.6 to the Company's Form 8-K dated April 8, 1998).

             4.11 Shareholders' Agreement, dated as of April 1, 1998, by and among Coventry Health Care, Inc., Principal Mutual Life Insurance Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 8-K dated April 8, 1998).

             10.1 Form of Coinsurance Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.2 Form of Renewal Rights Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.3 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.3 Form of Transition Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.4 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.4 Form of Management Services Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.5 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.5 Form of Tax Benefit Restitution Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.7 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.6 Form of License Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.8 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.7 Form of Marketing Service Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.9 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).

             10.8 Principal Health Care of Florida, Inc. Stock Purchase Agreement dated as of October 14, 1998, by and among Coventry Health Care, Inc., as Seller, Blue Cross and Blue Shield of Florida, Inc., Principal Health Care of Florida, Inc. and Health Options, Inc., as Buyer (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.9 Stock Purchase Agreement dated October 2, 1998, between Coventry Health Care, Inc., as Seller, and First American Group of Companies, Inc., as Buyer (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.10 Employment Agreement effective as of January 1, 1999, executed by Allen F. Wise and the Company.

             10.11 Employment Agreement dated December 30, 1996 executed by Dale B. Wolf and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10 (v) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997).

             10.12 Employment Agreement dated March 13, 1998 between Thomas McDonough and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.13        Employment Letter dated May 22, 1998 between James E.
                          McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.14 Form of Company's Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Janet M. Stallmeyer, Sharon
                          I. Taylor, Francis S. Soistman, Jr., Robert J.
                          Mrizek, Harvey Pollack, C. David Roberts, Ronald M. Chaffin, Bernard J. Mansheim, M. D., Thomas Davis (included executive's right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive's right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive's right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control) (Incorporated by re reference to Exhibit 10.32 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

             10.15 Form of Coventry Corporation's Agreement (for Key Senior Executives) dated September 12, 1995 (executed by Richard H. Jones) (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit (xxviii) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30,
                          1995).

             10.16 Form of Company's Agreement (for Key Executives) dated September 12, 1995 (executed by James R., Hailey, Jan H. Hodges, and Shirley R. Smith) (Incorporated by references to Exhibit (xxix) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)

             10.17 Employment Agreement dated November 11, 1996 executed by Richard H. Jones (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporations's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

             10.18 Agreement and Release dated May 29, 1998 between Robert A. Mayer, Coventry Corporation and HealthAmerica Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30,
                          1998).

             10.19 Agreement and Release dated June 30, 1998 between Kenneth J. Linde and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

             10.20        Second Amended and Restated 1987
                          Statutory-Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation's Form 10-K for fiscal year ended December 31, 1993).

             10.21 Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

             10.22 1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

             10.23 1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

             10.24 Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.25 Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (March 4, 1999).

             10.26        Coventry Health Care 1999 Management Incentive Plan.

             10.27 Form of Coventry Health Care, Inc. Retirement Savings Plan, effective April 1, 1998.

             10.28 Coventry Corporation Supplemental Executive Retirement ("SERP") Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Coventry Corporation's Form S-8, Registration Statement No. 33-81358).

             10.29 First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.30 Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

             10.31 Third Amendment to SERP dated April 30, 1998 (Incoporated by reference to Exhibit 10.32.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

             10.32 Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit
                          10.8.5 to Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

             10.33 Employment Agreement dated October 14, 1996 executed by Joe Carroll (Incorporated by reference to Exhibit 10 (xxii) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31,
                          1997).

             10.34 Employment Agreement dated January 15, 1997 executed by Shirley R. Smith (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

             10.35 Employment Agreement dated January 1, 1997 executed by Jan H. Hodges (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

             10.36 Risk Sharing Agreement dated as of March 31, 1997 by and among Health America Pennsylvania Inc., Coventry Corporation and Allegheny Health, Education and Research Foundation. (Incorporated by reference to Exhibit 10.1 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.37 First Amendment to Risk Sharing Agreement, dated June 11, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to Exhibit 10.2 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.38 Second Amendment to Risk Sharing Agreement, dated June 30, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation. (Incorporated by reference to Exhibit 10.3 to Coventry Corporation's Form 8-K/A dated March 12, 1998)*

             10.39 Third Amendment to Risk Sharing Agreement, dated August 25, 1997, by and between Coventry Corporation and Allegheny Health, Education & Research Foundation (Incorporated by reference to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

             10.40 Global Capitation Agreement, dated March 12, 1997, by and among Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC Health Systems. (Incorporated by reference to Exhibit 10.5 to Coventry Corporation's Form 8-K/A dated March 12, 1998).*

             10.41 Second Amendment to the Global Capitation Agreement by and between Group Health Plan, Inc., HealthCare USA of Missouri, LLC, and BJC Health System ("Amendment") dated February 26, 1999.**

             11.1 Computation of Net Earnings Per Common and Common Equivalent Share

             20. Joint Proxy Statement/Prospectus, dated March 12, 1998, of Coventry Health Care, Inc. (Incorporated by reference to the Joint Proxy Statement/Prospectus included in Coventry Health Care, Inc.'s Registration Statement on Form S-4, as amended, No. 333-45821).

             21.1         Subsidiaries of the Registrant

             23.1 Consent of Arthur Andersen LLP (See Exhibit 23 attached to this Report)

             27           Financial Data Schedule (for SEC use only)




* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted and are subject to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.