Form 10-Q
period 1999-03-31
COVENTRY HEALTH CARE INC
filed 1999-05-17
CIK 1054833

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-19147

                           COVENTRY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        52-2073000
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         6705 ROCKLEDGE DRIVE, SUITE 900 BETHESDA, MD       20817
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

                                    YES X  NO
                                       ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at April 30, 1999
-----                                             -----------------------------
Common Stock $.01 Par Value                            58,861,191

                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements

            Condensed Consolidated Balance Sheets
            at March 31, 1999 and December 31, 1998                       1

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1999
            and 1998                                                      2

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1999 and 1998            3

            Notes to Condensed Consolidated Financial Statements          4

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Item 3:     Quantitative and Qualitative Disclosures
            about Market Risk                                            18

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                            19

Items 2, 3, 4, and 5                                                     19

Item 6:     Exhibits and Reports on Form 8-K                             19

Signatures                                                               21

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     March 31,           December 31,
ASSETS                                                                 1999                  1998
                                                                   --------------      ----------------
                                                                    (unaudited)
Cash and cash equivalents                                            $   383,435         $     408,823
Short-term investments                                                    25,572                43,689
Accounts receivable, net                                                  50,850                46,204
Other receivables                                                         18,445                19,754
Deferred income taxes and
 other current assets                                                     70,195                72,575
                                                                   --------------      ----------------
     Total current assets                                                548,497               591,045
Long-term investments                                                    155,118               162,070
Property and equipment, net                                               39,148                35,820
Goodwill and intangible assets, net                                      292,244               295,966
Other assets                                                               5,677                 5,692
                                                                   --------------      ----------------
     Total assets                                                    $ 1,040,684         $   1,090,593
                                                                   ==============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilities                                            $   309,102         $     338,142
Other medical liabilities                                                 58,540                62,732
Accounts payable and other accrued liabilities                           118,210               118,401
Deferred revenue                                                          21,281                46,412
Current portion of long-term debt and notes payable                          -                     166
                                                                   --------------      ----------------
     Total current liabilities                                           507,133               565,853
Convertible exchangeable subordinated notes                               46,465                45,538
Long-term debt                                                               781                   820
Other long-term liabilities                                               42,047                41,843
Stockholders' equity:
     Common Stock, $.01 par value; 200,000,000 shares
     authorized; 59,296,001 shares issued and 58,856,441
     outstanding in 1999; and 59,287,454 shares issued
     and 58,847,894 outstanding in 1998                                      593                   593
     Additional paid-in capital                                          476,711               476,430
     Accumulated other comprehensive (loss) income                           (61)                  794
     Accumulated deficit                                                 (27,985)              (36,278)
     Treasury stock, at cost, 439,560 shares                              (5,000)               (5,000)
                                                                   --------------      ----------------
     Total stockholders' equity                                          444,258               436,539
                                                                   --------------      ----------------
     Total liabilities and stockholders' equity                      $ 1,040,684         $   1,090,593
                                                                   ==============      ================


See notes to condensed consolidated financial statements.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three months ended
                                                            March 31,
                                                 -----------------------------
                                                     1999            1998
                                                 -------------   -------------
Operating revenues:
   Managed care premiums                           $  507,678      $  324,753
   Management services                                 20,170           5,456
                                                 -------------   -------------
       Total operating revenues                       527,848         330,209
                                                 -------------   -------------

Operating expenses:
   Health benefits                                    433,641         275,314
   Selling, general and administrative                 78,530          44,967
   Depreciation and amortization                        6,994           2,750
                                                 -------------   -------------
       Total operating expenses                       519,165         323,031
                                                 -------------   -------------

Operating income                                        8,683           7,178

Other income, net                                       7,015           2,633
Interest expense                                       (1,007)         (1,833)
                                                 -------------   -------------

Income before income taxes                             14,691           7,978

Provision for income taxes                              6,398           3,271
                                                 -------------   -------------

Net income                                         $    8,293      $    4,707
                                                 =============   =============

Net income per share
    Basic                                          $     0.14      $     0.14
                                                 =============   =============
    Diluted                                        $     0.14      $     0.13
                                                 =============   =============


See notes to condensed consolidated financial statements.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                        Three months ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     1999               1998
                                                                 -------------     ------------
Net cash used in operating activities                              $  (46,854)       $  (5,189)
                                                                 -------------     ------------

Cash flows from investing activities:
   Capital expenditures, net                                           (2,921)          (1,872)
   Sale of investments                                                 50,641            6,017
   Purchase of investments                                            (26,252)         (11,030)
                                                                   -----------     ------------
Net cash provided by (used in) investing activities                    21,468           (6,885)
                                                                   -----------     ------------

Cash flows from financing acitivities:
   Payments of long-term debt and notes payable                           (48)            (390)
   Net proceeds from issuance of stock                                     46            1,282
                                                                   -----------     ------------

Net cash (used in) provided by financing activities                        (2)             892
                                                                   -----------     ------------

Net decrease in cash and cash equivalents                             (25,388)         (11,182)
Cash and cash equivalents at beginning of
     the period                                                       408,823          153,979
                                                                   -----------     ------------

Cash and cash equivalents at end of the period                     $  383,435        $ 142,797
                                                                   ===========     ============


Supplemental disclosures of cash flow information
  Cash paid during the period was as follows:
     Interest                                                      $       18        $     894
                                                                 =============     ============
     Income taxes                                                  $    6,000        $   8,648
                                                                 =============     ============


See notes to condensed consolidated financial statements.

                           COVENTRY HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC on March 30, 1999.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Derivative Instruments - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of SFAS 133 will have a material effect on its future results of operations.

       Computer Software - Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

       Reclassifications - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

3.     ACQUISITIONS AND DISPOSITIONS

       Effective April 1, 1998, the Company completed its acquisition of certain health plans of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company ("Principal Life") for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of the Company's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying condensed consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company's common stock to increase its ownership percentage above 40%.

       Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to these agreements the Company recognized revenue of approximately $6.2 million for the three months ended March 31, 1999 and expects to receive payments of approximately $26.4 million during the year ended December 31,1999 inclusive of the $6.2 million.

       The Company also entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby the Company manages certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, would offer to renew such policies in force at that time. The Company currently is negotiating with Principal Life to terminate the Renewal Rights and Coinsurance agreements.

       As a result of the transaction, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's preferred provider organization network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, the Company recognized revenue of approximately $2.0 million for the three months ended March 31, 1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

       On December 31, 1998, the Company sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and approximately 5,500 non-risk members as of December 31, 1998.

       Effective November 30, 1998, the Company sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998.

       The proceeds from both sales were used to retire the Company's credit facility, to assist in improving the capital position of the Company's regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from PHC in April 1998.

       In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through March 31, 1999, the Company has expended approximately $20.2 million related to these reserves. The Company expects to make payments on the remaining reserves through July 2002.

       The purchase price for certain of the PHC plans, net of the impact of the sales of the Florida and Illinois health plans, was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $200.5 million excess of purchase price over the net identified tangible assets acquired was allocated to identifiable intangible assets and goodwill. The amounts allocated and their related useful lives are as follows:


Description                                           Amount                 Useful Life
---------------------------------------------------------------------------------------------
Marketing Services Agreement                         $1,500,000              1.75 years
Customer Lists                                        7,233,000              5 years
HMO Licenses                                         10,000,000              20 years
Management Services Agreement                         4,687,500              1.75 years
Renewal Rights and Coinsurance
  Agreements                                         20,312,500              35 years
Goodwill                                            156,795,028              35 years
                                                   ------------

Total                                              $200,528,028
                                                   ============

       In connection with the acquisition of PHC, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve of approximately $6.5 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. Through March 31, 1999, the Company has expended approximately $5.1 million related to the reserve. The Company expects to make payments through December 2002 related to these charges.

4.     COMPREHENSIVE INCOME

       Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                     1999            1998
                                                 -------------   -------------
Net income                                         $   8,293       $   4,707

Other comprehensive income, net of tax:
   Net unrealized losses on securities,
   net of reclassification adjustment                   (855)            (16)
                                                 -------------   -------------

Comprehensive income                               $   7,438       $   4,691
                                                 =============   =============


5.     EARNINGS PER SHARE

       Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion of dilutive convertible notes and the exercise of dilutive options and warrants using the treasury stock method. Net income is increased for interest expense on the convertible notes.

       The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                                  Quarter ended March 31, 1999
                                        -------------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                        -------------------------------------------------
Net Income                                $        8,293
                                        ------------------
Basic EPS                                 $        8,293          58,851   $      0.14
Effect of Dilutive Securities
   Options and warrants                                              712
   Convertible notes                                               4,521
   Interest on convertible notes                     516

                                        -------------------------------------------------
Diluted EPS                               $        8,809          64,084   $      0.14
                                        =================================================

                                                  Quarter ended March 31, 1998
                                        -------------------------------------------------
                                              Income          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                        -------------------------------------------------
Net Income                                $        4,707
                                        ------------------
Basic EPS                                 $        4,707          33,348   $      0.14
Effect of Dilutive Securities
   Options and warrants                                            1,127
   Convertible notes                                               4,166
   Interest on convertible notes                     476
                                        -------------------------------------------------
Diluted EPS                               $        5,183          38,641   $      0.13
                                        =================================================


6.     SEGMENT REPORTING

       Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company's health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include HMO, PPO, and POS products. HMO products provide comprehensive health care benefits to enrollees through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out of network providers in exchange for an increase in out-of-pocket costs to the member. Governmental products include Medicare Risk, Medicare Cost, and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment.

                                              For the Three Months Ended March 31, 1999
                                                           (in thousands)

                       -------------------------------------------------------------------------------------
                            Commercial                   Government Programs             Total
                       -------------------------------------------------------------------------------------
Revenues                   $384,992                        $  122,686                $  507,678
Gross Margin                 61,453                            12,584                    74,037

                                              For the Three Months Ended March 31, 1998
                                                           (in thousands)

                       -------------------------------------------------------------------------------------
                            Commercial                   Government Programs             Total
                       -------------------------------------------------------------------------------------
Revenues                   $234,056                         $  90,697                 $ 324,753
Gross Margin                 38,103                            11,336                    49,439

Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

                                 For the Three Months Ended
                                         March 31,
                             ------------------------------------
                                  1999               1998
                             ------------------------------------
Revenues
  Reportable Segments               $507,678           $324,753
  Other                               20,170              5,456
                                    --------           --------
    Total revenues                  $527,848           $330,209
                                    ========           ========

Earnings (Loss) Before
  Income Taxes:
    Gross margin from
      reportable segments            $74,037            $49,439

    Other revenues                    20,170              5,456

    Selling, general and
      administrative                 (78,530)           (44,967)

    Depreciation and
      amortization                    (6,994)            (2,750)

    Other income, net                  7,015              2,633

    Interest expense                  (1,007)            (1,833)
                                     -------             -------

Total earnings
     before income taxes             $14,691             $7,978
                                     =======             ======


7.     LEGAL PROCEEDINGS

       In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the agreement AHERF received 78% to 82% of the related premiums to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the partners are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit in the Court of Common
Pleas of Allegheny County, Pennsylvania, against certain affiliated hospitals of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HealthAmerica Pennsylvania, Inc., notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes the reserve established is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties. Through March 31, 1999, approximately $34.7 million has been expended for medical claims from this reserve.

       Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The Company intends to vigorously pursue this matter.

       In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

       The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Quarters ended March 31, 1999 and 1998

GENERAL

       Coventry Health Care, Inc.(together with its subsidiaries, the "Company"), successor in interest to Coventry Corporation, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States.

       As of March 31, 1999, the Company had 1,148,830 members for whom it assumes underwriting risk ("risk members") and 246,527 members of self-insured employers for whom it provides management services but does not assume underwriting risk ("non-risk members"). The following tables show the total number of members as of March 31, 1999 and 1998 and the percentage change in membership between those dates, where applicable. The March 31, 1999 membership figures reflect the acquisition of various health plans from Principal Health Care, Inc.("PHC") and the disposition of the Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc. health plans all of which occurred in 1998.

                                                          MARCH 31,                     PERCENT
                                               1999                   1998              CHANGE
                                               ----                   ----              ------
St. Louis(1)                                   325,044                266,671             21.9%
Pennsylvania                                   401,706                441,329             (9.0%)
Iowa                                            78,609                      -              N/A
Richmond                                        47,733                 58,209            (18.0%)
Delaware/Baltimore                              60,275                      -              N/A
Kansas City                                     57,527                      -              N/A
Louisiana                                       38,079                      -              N/A
Wichita                                         39,980                      -              N/A
Nebraska                                        27,175                      -              N/A
Indiana                                         27,782                      -              N/A
Carolinas                                       21,279                      -              N/A
Georgia                                         23,641                      -              N/A
                                             ---------                -------
  Total risk membership                      1,148,830                766,209             49.9%
  Total non-risk membership (2)                246,527                141,911             73.7%
                                             ---------                -------
Total membership                             1,395,357                908,120             53.7%
                                             =========                =======

                                                          MARCH 31,                     PERCENT
                                               1999                   1998              CHANGE
                                               ----                   ----              ------
Commercial                                     977,601                617,017             58.4%
Governmental Programs                          171,229                149,192             14.8%
                                             ---------                -------
  Total risk membership                      1,148,830                766,209             49.9%
  Non-risk membership (2)                      246,527                141,911             73.7%
                                             ---------                -------
Total membership                             1,395,357                908,120             53.7%
                                             =========                =======

   (1) Includes PHC of St. Louis membership in 1999.
   (2) 1999 non-risk membership includes 80,706 members attributable to the PHC Plans.

       The Company's operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company currently believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims liabilities, the Company employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the changing timing of provider reimbursement practices. Calculated reserves are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

RESULTS OF OPERATIONS

       Effective April 1, 1998, the Company completed its acquisition of certain health plans of PHC from Principal Mutual Life Insurance Company ("Principal Life") for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of the Company's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company's common stock to increase its ownership percentage above 40%.

       Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to the agreements, the Company recognized revenue of approximately $6.2 million for the three months ended March 31, 1999, and expects to receive payments of approximately $26.4 million during the year ended December 31, 1999 inclusive of the $6.2 million.

       The Company also entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby the Company manages certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, would offer to renew such policies in force at that time. The Company currently is negotiating with Principal Life to terminate the Renewal Rights and Coinsurance agreements.

       As a result of the transaction, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's preferred provider organization ("PPO") network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, the Company recognized revenue of approximately $2.0 million for the three months ended March 31, 1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

       On December 31, 1998, the Company sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and approximately 5,500 non-risk members as of December 31, 1998.

       Effective November 30, 1998, the Company sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998.

       The proceeds from both sales were used to retire the Company's credit facility, to assist in improving the capital position of the Company's regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from PHC in April 1998.

       In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through March 31, 1999, the Company has expended approximately $20.2 million related to these reserves. The Company expects to make payments on the remaining reserves through July 2002.

       In connection with the acquisition of PHC, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve of approximately $6.5 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. Through March 31, 1999, the Company has expended approximately $5.1 million related to the reserve. The Company expects to make payments through December 2002 related to these charges.

       In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the agreement AHERF received 78% to 82% of the related premiums to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding.

Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the partners are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania, against certain affiliated hospitals of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HealthAmerica Pennsylvania, Inc., notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes the reserve established is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties. Through March 31, 1999, approximately $34.7 million has been expended for medical claims related to this reserve.

       Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The Company intends to vigorously pursue this matter.

QUARTERS ENDED MARCH 31, 1999 AND 1998

       Managed care premiums increased by $182.9 million, or 56.3%, from the 1998 first quarter. The increase in managed care premiums was primarily attributable to the 382,621, or 49.9%, increase in risk membership to 1,148,830 at March 31, 1999. In addition to the increase in risk membership, premium yields increased by $6.71, or 4.8%, on a per member per month ("PMPM") basis to $147.50 PMPM, attributable to rate premium increases coupled with changes in the overall revenue mix due to the merger. The PHC operations accounted for 388,540, or 101.5%, of the increase in risk membership. Exclusive of the PHC operations, risk membership decreased by 5,919 members, or 0.8%, as a result of decreases in Medicaid and commercial membership of 11,953 and 6,651, respectively, offset by an increase in Medicare risk membership of 12,680, primarily in the St. Louis market. The decrease in Medicaid membership was attributable to the Company's exit from the Pennsylvania Medicaid market subsequent to the first quarter of 1998. The decrease in commercial membership occurred primarily in the western Pennsylvania market and was attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to the Company's efforts to adhere to strict pricing discipline. The Company will continue to be diligent in obtaining adequate premium increases and expects its commercial premium rates to increase 6% to 8% during the remainder of 1999.

       The Company exited the Medicare program in several counties representing approximately 18,000 members as of December 31, 1998. Approximately 10,000 of those members were in the Florida and Illinois health plans that were sold effective December and November 1998, respectively. The remaining markets were exited because the reimbursement rates were not adequate and/or the Company was not successful in renegotiating adequate reimbursement rates.

       Management services revenue increased $14.7 million, or 269.7%, from the 1998 first quarter. Approximately $7.9 million, or 53.7%, of the increase was primarily attributable to the PHC Administrative Services Only ("ASO") operations, and PPO access fees. Management services and marketing services agreements that were entered into coincident with the acquisition of the PHC health plans accounted for approximately $6.2 million, or 42.2%, of the increase. Exclusive of the PHC plans and the related agreements with Principal

Life, the management services revenue increased approximately $.6 million, or 4.1%.

       Health benefits expense increased $158.3 million, or 57.5%, from the prior year first quarter. The PHC operations accounted for approximately $136.8 million, or 86.4%, of the increase. Exclusive of the PHC operations, health benefits expense increased by approximately $21.5 million, or 7.8%. The Company's medical loss ratio increased slightly to 85.4% from 84.8% in the prior year first quarter due the AHERF bankruptcy filing and the increase in Medicare membership.

       The Company continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. The Company is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve access to the network for its members.

       As previously discussed, in July 1998, AHERF (the global capitation provider organization in western Pennsylvania) filed for bankruptcy protection under Chapter 11. As a result, the extent to which AHERF will perform its obligations under the global capitation agreement is uncertain. In addition to the charge to provide for the estimated IBNR claims on behalf of the globally capitated members at the date of the bankruptcy filing, the medical loss ratio for the globally capitated members was negatively impacted compared to the percentage of premium paid to AHERF under the global capitation agreement. In addition, the Company increased administrative staff for patient utilization and medical management in western Pennsylvania.

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

       Selling, general and administrative ("SGA") expense increased $33.6 million, or 74.6%, from the prior year first quarter. SGA expense, as a percent of revenue, increased to 14.9% for the quarter ended March 31, 1999, from 13.6% in the prior year first quarter. The increase in SGA expense is primarily attributable to additional costs associated with the PHC health plans. In an effort to control costs and improve customer service, the Company is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers, which are anticipated to be fully operational in the fourth quarter of 1999.

       Depreciation and amortization increased $4.2 million, or 154.3%, from the prior year first quarter. Depreciation related to the PHC operations accounted for approximately $0.4 million, or 9.5%, of the increase and amortization related to the intangibles and goodwill recorded as part of the PHC acquisition accounted for approximately $2.9 million, or 69.0%, of the increase.

       Other income, net increased by $4.4 million, or 166.4%, from the prior year first quarter primarily due to increased investment income resulting from the increase in invested assets subsequent to the acquisition of PHC.

       Earnings from operations increased $1.5 million, or 21.0%, from the prior year first quarter attributable to the various factors as described above.

       The Company's net income was $8.3 million compared to $4.7 million for the first quarter of 1998. Net income per common and common equivalent share was $0.14 per share for the 1999 first quarter compared to net income per common and common equivalent share of $0.13 in the prior year first quarter. The weighted average common and common equivalent shares outstanding were approximately 64,083,708 and 38,641,000 for the quarters ended March 31, 1999 and 1998, respectively, the increase primarily attributable to the issuance of common stock in April 1998 related to the acquisition of the PHC health plans.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's total cash and investments, excluding deposits of $24.8 million restricted under state regulations, decreased $62.5 million to $539.3 million at March 31, 1999 from $601.8 million at December 31, 1998 primarily attributable to $46.9 million of cash used in operations for the quarter. A significant portion of the cash used in operations (approximately $32.1 million) was paid for medical claims associated with Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc., the two health plans that were sold effective December 31, 1998 and November 30, 1998, respectively. The reduction in cash and investments can also be attributable to the reduction of deferred revenue resulting from changes in the timing of premium payments from the U.S. Health Care Financing Administration for Medicare membership and the Company's efforts to reduce medical claims inventory in the first quarter of 1999.

       The Company's investment guidelines emphasize investment grade fixed income instruments to provide short-term liquidity and minimize the risk to principal. The Company believes that as its long-term investments are available for sale, the amount of such investments should be added to current assets when assessing the Company's working capital and liquidity; on such basis, current assets plus long-term investments available for sale, less short-term liabilities, increased to $196.5 million at March 31, 1999 from $187.3 million at December 31, 1998.

       The Company's health maintenance organizations and insurance company subsidiary are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and insurance company subsidiary. After giving effect to these statutory reserve requirements, the Company's regulated subsidiaries had surplus in excess of statutory requirements of approximately $111.2 million and $93.4 million at March 31, 1999 and December 31, 1998, respectively. Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $84.4 million and $96.8 million at March 31, 1999 and December 31, 1998, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

       During the quarter ending June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of the Company's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The Coventry Notes are convertible into 4.0 million shares of the Company's common stock and are exchangeable at the Company's or Warburg's option for shares of convertible preferred stock. These notes are likely to be converted during 1999. Interest is payable in additional Coventry Notes and, as a result, the accrued interest at March 31, 1999 has been added to the outstanding indebtedness, resulting in $46.5 million of Coventry Notes outstanding at such date.

       Projected capital investments in 1999 of approximately $15.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. Approximately $2.9 million has been expended for the three months ended March 31, 1999.

       The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through March 31, 2000.

IMPACT OF YEAR 2000

       The Company's business is significantly dependent on information systems. The Company has implemented a Year 2000 readiness program designed to prevent material information system disruption associated with the Millennium date change. The program includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical information supply chains. The Company's Year 2000 readiness program can be broken down into five categories: 1) IS hardware, software and networks, 2) office equipment which relies on microchips or telecommunications, 3) buildings and facilities,
4) business partners and customers, and 5) business risk and contingency planning. It is anticipated that the program will be substantially completed by the end of the second quarter of 1999. The total estimated cost of the program is approximately $13.1 million, of which $11.4 million has been incurred through March 31, 1999. Other critical IS development proposals were not materially impacted by the Year 2000 initiatives. The cost of Year 2000 modifications is based on management's best estimates. Actual costs, however, may differ from those currently anticipated. All Year 2000 initiatives are monitored by a steering committee made up of management personnel representing the Company's legal, compliance, finance, actuarial, medical and IS departments. The steering committee reports the status of the Company's Year 2000 readiness program to senior management who report to the board of directors.

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

       The specific phases of the Year 2000 readiness program are as follows:

       IS Hardware, Software and Networks

       The Company has historically purchased its core software applications rather than build them. The Company is currently operating on two different platforms for its core managed health care software applications. The former Coventry Corporation health plans use the IDX managed care system. The current release of that system is vendor certified to be Year 2000 compliant and the Company has converted its applications to that current release in a live production environment. All integration testing and operating system upgrades are scheduled for completion by June 30, 1999, a 30 day delay from prior estimates. The former PHC health plans are using a different third party product, which has been customized and is no longer supported by the vendor. That system utilizes Julian dates for all internal processes and is Year 2000 compliant. As part of the Company's readiness program, the entire application has been reviewed and necessary changes identified. Those programming modifications have been completed, tested and are in production. The computer operating systems are tested and are in production.

       All internally developed systems were inventoried and plans were made to upgrade, modify or replace them as necessary to make them Year 2000 compliant by June of 1999. The Company has requested all vendors of currently installed software to disclose their products' current Year 2000 readiness and their plan for achieving Year 2000 readiness. All vendor software code except as noted is certified to be Year 2000 ready. All network and server hardware and software systems have been tested and repaired and are now Year 2000 ready with the exception of PC upgrades which will be completed by September 30, 1999.

       Other major purchased applications that are non-compliant are being replaced by upgraded software from vendors or replaced by new purchased systems. Those applications include replacements for the Company's general ledger and financial reporting applications, a data warehouse for financial and medical information decision support, and a proposal and rating system to support the underwriting and marketing processes. The general ledger, underwriting and data warehouse systems are complete and in production. Non-critical financial and human resource systems are scheduled to be completed by July 31, 1999.

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

       Buildings and Facilities

       All landlords and building management companies have been sent surveys with respect to each key operating and security system in Company locations. The Company currently anticipates that this process will be complete by June 1999. Second surveys received have been evaluated to assess potential risks and no material risks have been found at this time.

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

       Risk Assessment and Contingency Planning

       The Company is reviewing its existing contingency plans for necessary modifications to address specific Year 2000 issues, and expects to continue this process through September 30, 1999. As part of its contingency planning the Company is analyzing the most likely worst case scenario that could result from Year 2000-related failures. The Company's best estimate of that scenario, based on current information, would involve a combination of major operational disruptions by its principal depository financial institutions, utility and telecommunication suppliers and its largest hospital and provider networks in its Pennsylvania and Missouri markets. The Company's Year 2000 readiness program and contingency planning efforts are designed to prevent and/or mitigate the effects of such possible failures by evaluating technology risks and where prudent, implementing contingency plans to deal with these risks.

LEGISLATION AND REGULATION

       Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. Some proposals, if enacted, could among other things, limit the Company's ability to control medical costs, expose the Company to liability to members for coverage denials or delays, require certain coverages and impose other requirements on managed care companies. Although the provisions of any legislation that may be adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on its operations.

       As a result of the introduction of Medicare and Medicaid risk products in 1995, the Company is subject to regulatory and legislative changes in those two government programs. On August 5, 1997, the President signed into law the Balanced Budget Act of 1997. This law made revisions to the Medicare and Medicaid programs, including permitting provider-sponsored organizations to offer services to Medicare beneficiaries, and requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage of emergency services that a "prudent lay person" would deem necessary and to provide grievance and appeal procedures, and prohibiting such plans from restricting providers' advice concerning medical care. The Company does not believe this law will have a material adverse effect on its operations.

RISK FACTORS

       The Company's business is subject to numerous risks and uncertainties which may affect the Company's results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company.

FORWARD LOOKING STATEMENTS

       The statements contained in this Form 10-Q that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the "Risk Factors" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.


Item 3: Quantitative and Qualitative Disclosures of Market Risk

         The Company's only material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. The Company does not invest in financial instruments of a hedging or derivative nature.

         The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company's investments in debt securities at March 31, 1999 was $180.7 million. Debt securities at March 31, 1999 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                                             Fair
                                                  Amortized Cost            Value
                                               ------------------------------------------
                                                            (in thousands)
  Maturities:
  Within 1 year                                 $     30,973          $     31,546
  1 to 5 years                                        50,056                50,841
  6 to 10 years                                       31,069                30,540
  Over 10 years                                       66,805                67,763
  Other securities without stated maturity                -                   -
                                               ------------------------------------------

 Total short-term and long-term securities     $     178,903          $    180,690
                                               ==========================================



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

         Based on the Company's debt securities portfolio and interest rates at March 31, 1999, a 100 basis point increase in interest rates would result in a decrease of $6.0 million, or 3.3%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II.  OTHER INFORMATION

       ITEM 1: Legal Proceedings

       In March 1997, the Company entered into a global capitation agreement with Allegheny Health, Education and Research Foundation ("AHERF") covering approximately 250,000 members in the western Pennsylvania market. Under the agreement AHERF received 78% to 82% of the related premiums to cover all of the medical expenses of the capitated members. In July 1998, AHERF filed for bankruptcy protection under Chapter 11. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF agreement at the time of the bankruptcy filing and other potential bankruptcy charges. Generally, under Chapter 11 a debtor company such as AHERF may affirm or reject its contractual obligations prior to confirmation of a plan of reorganization, and if a contract is rejected, the contractual damages become an unsecured claim in the Chapter 11 proceeding. Although AHERF has not formally rejected the risk-sharing agreement as of the date of this filing, the partners are negotiating a resolution of the arrangement and, currently, neither AHERF nor the Company is operating under the existing agreement. The Company has filed a lawsuit in the Court of Common
Pleas of Allegheny County, Pennsylvania, against certain affiliated hospitals of AHERF that were not included in the bankruptcy filing. The lawsuit is seeking a court order declaring that the Company is not liable for the payment of $21.5 million of medical services provided by the hospitals to the Company's members prior to the date of AHERF's bankruptcy filing and compelling the hospitals to fulfill their contractual obligations to continue to provide health care services to the membership in western Pennsylvania. The lawsuit also includes a claim for damages to recover the losses incurred by the Company as a consequence of AHERF's default of its obligations under the risk-sharing agreement. In response to the lawsuit, the hospitals have filed a counterclaim alleging that HealthAmerica Pennsylvania, Inc., notwithstanding AHERF's assumption of the payment obligation, is liable to the hospitals for the payment of medical services provided prior to AHERF's bankruptcy. The Company intends to vigorously defend against the counterclaim. The Company believes the reserve established is adequate to provide for the claims incurred related to the AHERF arrangement and other related AHERF bankruptcy uncertainties. Through March 31, 1999, approximately $34.7 million was paid for medical claims from this reserve.

       Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The Company intends to vigorously pursue this matter.

       In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

       The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

       ITEMS 2, 3, 4 and 5: Not Applicable

       ITEM 6: Exhibits and Reports on Form 8-K

       (a) Exhibits required to be filed by Item 601 of Regulation S-K:

                       Exhibit
                         No.                   Description of Exhibit
           ------------------------------------------------------------------------------------------
                         11                    Computation of Net Earnings Per Common and Common
                                               Equivalent Share
                         21                    Subsidiaries of the Registrant
                         27                    Financial data schedule (for SEC use only)

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                             COVENTRY HEALTH CARE, INC.
                                             ------------------------------------
                                             (Registrant)

Date: May 17, 1999                           By: /s/ ALLEN F. WISE
                                             -------------------------------
                                             Allen F. Wise
                                             President, Chief Executive
                                             Officer and Director

Date: May 17, 1999                           By:  /s/ DALE B. WOLF
                                             -------------------------------
                                             Dale B. Wolf
                                             Executive Vice President ,
                                             Chief Financial Officer, Treasurer
                                             And Principal Accounting Officer