Form 10-Q
period 1999-06-30
COVENTRY HEALTH CARE INC
filed 1999-08-16
CIK 1054833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

                                  YES X   NO
                                     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                    Outstanding at July 31, 1999
-----                                    ----------------------------
Common Stock $.01 Par Value                        59,078,766

                           COVENTRY HEALTH CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ------
PART I.      FINANCIAL INFORMATION

Item 1:      Financial Statements

             Condensed Consolidated Balance Sheets
             at June 30, 1999 and December 31, 1998                                         1

             Condensed Consolidated Statements of Operations
             for the quarter and six months ended June 30, 1999
             and 1998                                                                       2

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1999 and 1998                                3

             Notes to Condensed Consolidated Financial
             Statements                                                                     4


Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           14

Item 3:      Quantitative and Qualitative Disclosures
             about Market Risk                                                             27

PART II.     OTHER INFORMATION

Item 1:      Legal Proceedings                                                             28

Items 2, 3, 4, and 5                                                                       29

Item 6:      Exhibits and Reports on Form 8-K                                              29

Signatures                                                                                 30

                   COVENTRY HEALTH CARE, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      June 30,               December 31,
                                                                                        1999                     1998
                                                                                 -------------------      --------------------
                                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                                                 $ 243,613               $   405,323
Short-term investments                                                                       57,006                    46,714
Accounts receivable, net                                                                     49,706                    43,466
Other receivables                                                                            36,658                    23,126
Deferred income taxes                                                                        65,521                    65,583
Other current assets                                                                          5,990                     6,993
                                                                                 -------------------      --------------------
     Total current assets                                                                   458,494                   591,205
Long-term investments                                                                       226,691                   162,546
Property and equipment, net                                                                  38,109                    35,780
Goodwill and intangible assets, net                                                         268,927                   295,966
Other assets                                                                                  5,507                     5,731
                                                                                 -------------------      --------------------
     Total assets                                                                         $ 997,728               $ 1,091,228
                                                                                 ===================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Medical claim liabilities                                                                 $ 279,869               $   330,743
Other medical liabilities                                                                    58,393                    73,079
Accounts payable and other accrued liabilities                                               99,568                   115,717
Deferred revenue                                                                             19,037                    46,414
                                                                                 -------------------      --------------------
     Total current liabilities                                                              456,867                   565,953
Convertible exchangeable subordinated notes                                                  42,358                    45,538
Long-term debt                                                                                 -                          781
Other long-term liabilities                                                                  41,969                    42,418
Stockholders' equity:
     Preferred stock, $.01 par value; 6,000,000 shares
       authorized; Series A, convertible, 473,705
       shares issued and outstanding in 1999                                                      5                      -
     Common stock, $.01 par value; 200,000,000 shares
       authorized; 59,435,998 shares issued and 58,996,438
       outstanding in 1999;  and 59,287,454 shares issued
       and 58,847,894 outstanding in 1998                                                       594                       593
     Additional paid-in capital                                                             483,049                   476,429
     Accumulated other comprehensive (loss) income                                           (3,286)                      794
     Accumulated deficit                                                                    (18,828)                  (36,278)
     Treasury stock, at cost, 439,560 shares                                                 (5,000)                   (5,000)
                                                                                 -------------------      --------------------
     Total stockholders' equity                                                             456,534                   436,538
                                                                                 -------------------      --------------------
     Total liabilities and stockholders' equity                                           $ 997,728               $ 1,091,228
                                                                                 ===================      ====================


See notes to condensed consolidated financial statements.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Quarter ended                     Six months ended
                                                                  June 30,                            June 30,
                                                       --------------------------------  -----------------------------------
                                                            1999             1998              1999               1998
                                                       ---------------  ---------------  ------------------  ---------------
Operating revenues:
   Managed care premiums                                    $ 511,597        $ 561,145         $ 1,019,273        $ 885,898
   Management services                                         20,234           22,659              40,405           28,115
                                                       ---------------  ---------------  ------------------  ---------------
          Total operating revenues                            531,831          583,804           1,059,678          914,013

Operating expenses:
   Health benefits                                            439,490          480,985             873,130          756,299
   Selling, general and administrative                         75,641           83,390             154,172          128,357
   Depreciation and amortization                                7,074            7,887              14,045           10,637
   AHERF charge                                                  -              55,000                -              55,000
   Merger costs                                                  -               7,780                -               7,780
                                                       ---------------  ---------------  ------------------  ---------------
          Total operating expenses                            522,205          635,042           1,041,347          958,073

Operating earnings (loss)                                       9,626          (51,238)             18,331          (44,060)
Other income, net of interest expense                           6,788            6,504              12,773            7,304
                                                       ---------------  ---------------  ------------------  ---------------
Earnings (loss) before income taxes                            16,414          (44,734)             31,104          (36,756)
Provision for (benefit from) income
   taxes                                                        7,257          (16,978)             13,654          (13,707)
                                                       ---------------  ---------------  ------------------  ---------------

Net earnings (loss)                                         $   9,157        $ (27,756)        $    17,450        $ (23,049)
                                                       ===============  ===============  ==================  ===============
Net earnings (loss) per share
     Basic                                                  $    0.16        $   (0.47)        $      0.30        $   (0.50)
                                                       ===============  ===============  ==================  ===============
     Diluted                                                $    0.15        $    -            $      0.29        $    -
                                                       ===============  ===============  ==================  ===============


See notes to condensed consolidated financial statements.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            1999                 1998
                                                                                      ------------------   ------------------
Net cash used in operating activities                                                         $ (91,104)           $ (14,558)
                                                                                      ------------------   ------------------
Cash flows from investing activities:
   Capital expenditures, net                                                                     (5,736)              (4,610)
   Net proceeds from sale of intangibles                                                         12,841                 -
   Sale of investments                                                                          115,462               37,453
   Purchase of investments                                                                     (193,801)             (40,629)
   Cash acquired with purchase of PHC                                                              -                 148,600
                                                                                      ------------------   ------------------
Net cash (used in) provided by investing activities                                             (71,234)             140,814
                                                                                      ------------------   ------------------
Cash flows from financing activities:
   Issuance of long-term debt and notes payable                                                    -                     122
   Payments of long-term debt and notes payable                                                    (829)              (2,554)
   Net proceeds from issuance of stock and warrants                                               1,457                1,414
                                                                                      ------------------   ------------------
Net cash provided by (used in) financing activities                                                 628               (1,018)
                                                                                      ------------------   ------------------
Net (decrease) increase in cash and cash equivalents                                           (161,710)             125,238
Cash and cash equivalents at beginning of
     the period                                                                                 405,323              153,979
                                                                                      ------------------   ------------------
Cash and cash equivalents at end of the period                                                $ 243,613            $ 279,217
                                                                                      ==================   ==================
Supplemental disclosures of cash flow information Cash paid during the period was as follows:
     Interest                                                                                 $      25            $   1,692
                                                                                      ==================   ==================
     Income taxes                                                                             $  15,300            $  14,993
                                                                                      ==================   ==================


See notes to condensed consolidated financial statements.

                           COVENTRY HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (the "Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 30, 1999.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Derivative Instruments - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS 133 (as amended by SFAS 137) will have a material effect on its future results of operations.

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

3.       ACQUISITIONS AND DISPOSITIONS

         Effective April 1, 1998, the Company completed its acquisition of certain health plans of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company, ("Principal Life") for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of the Company's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying condensed consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company's common stock to increase its ownership percentage above 40%.

         Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to these agreements, the Company recognized revenue of approximately $6.3 million for the three months ended June 30, 1999, and $12.5 million for the six months ended June 30, 1999, and expects to receive payments of approximately $26.4 million during the year ended December 31, 1999, inclusive of the $12.5 million.

         The Company also entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby the Company manages certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, would offer to renew such policies in force at that time. Effective June 1, 1999, the Company amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in the Company's service area. The Company received $19.8 million in cash in exchange for waiving these rights. At the date of the transaction, the Renewal Rights and Coinsurance agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

         As a result of the acquisition, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's preferred provider organization ("PPO") network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, the Company recognized revenue of approximately $2.0 million for the three months ended June 30, 1999 and $4.0 million for the six months ended June 30,1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

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

         In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through June 30, 1999, the Company has expended approximately $25.4 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

         The purchase price for the PHC plans, net of the impact of the sales of the Florida and Illinois health plans, was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $200.5 million excess of purchase price over the net identified tangible assets acquired was allocated to identifiable intangible assets and goodwill. The allocated amounts and their related useful lives are as follows:


                 Description                                      Amount               Useful Life
                 ----------------------------------------------------------------------------------
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
                                                                 ============

4.       CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

         During the quarter ending June 30, 1997, Coventry entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, are convertible into 3.6 million shares and 0.4 million shares of Coventry's common stock, respectively, and are exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. During the second quarter of 1999, Coventry converted all Coventry Notes held by Franklin totaling $4.7 million, including interest, into 473,705 shares of Series A convertible preferred stock. The remaining Coventry Notes are likely to be converted during the third quarter of 1999. In accordance with the Warburg Agreement, effective May 28, 1999, the Coventry Notes no longer bear interest.

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is as follows (in thousands):



                                                                                          Quarter ended
                                                                                  6/30/99             6/30/98
                                                                           ---------------------  ------------------
Net income (loss)                                                                       $ 9,157           $ (27,756)
Other comprehensive income (loss), net of tax:

   Net unrealized (losses) gains on securities,
   net of reclassification adjustment                                                    (3,225)              1,306
                                                                           ---------------------  ------------------
Comprehensive income (loss)                                                             $ 5,932           $ (26,450)
                                                                           =====================  ==================



                                                                                        Six months ended
                                                                                 6/30/99            6/30/98
                                                                           --------------------   ------------------
Net income (loss)                                                                     $ 17,450            $ (23,049)
Other comprehensive income (loss), net of tax:

    Net unrealized (losses) gains on securities,
   net of reclassification adjustment                                                   (4,080)               1,290
                                                                           --------------------   ------------------
Comprehensive income (loss)                                                           $ 13,370            $ (21,759)
                                                                           ====================   ==================

6.       EARNINGS (LOSS) PER SHARE

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

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                                          Quarter ended June 30, 1999
                                          ------------------------------------------------------------
                                          Income (Numerator)  Shares (Denominator)   Per Share Amount
                                          ------------------------------------------------------------
Net Income                                      $9,157
                                          ----------------
Basic EPS                                       $9,157                58,952              $0.16
Effect of Dilutive Securities
   Options and warrants                                                  762
   Convertible preferred stocks                                           78
   Convertible notes                                                   4,510
   Interest on convertible notes                   332

                                          ------------------------------------------------------------
Diluted EPS                                     $9,489                64,302               $0.15
                                          ============================================================


                                                          Quarter ended June 30, 1998
                                          ------------------------------------------------------------
                                          Loss (Numerator)  Shares (Denominator)       Per Share
                                                                                        Amount
                                          ------------------------------------------------------------
Net loss                                     $(27,756)
                                          ----------------
Basic EPS                                    $(27,756)                58,592             $(0.47)


                                                         Six months ended June 30, 1999
                                          ------------------------------------------------------------
                                               Income        Shares (Denominator)   Per Share Amount
                                            (Numerator)
                                          ------------------------------------------------------------
Net Income                                       $17,450
                                          ----------------
Basic EPS                                        $17,450                  58,902                 $0.30
Effect of Dilutive Securities
   Options and warrants                                                      737
   Convertible preferred stocks                                               39
   Convertible notes                                                       4,515
   Interest on convertible notes                     848

                                          ------------------------------------------------------------
Diluted EPS                                      $18,298                  64,193                 $0.29
                                          ============================================================



                                                         Six months ended June 30, 1998
                                          ------------------------------------------------------------
                                          Loss (Numerator)  Shares (Denominator)    Per Share Amount
                                          ------------------------------------------------------------
Net loss                                          $(23,049)
                                          ----------------
Basic EPS                                         $(23,049)               45,970          $(0.50)

7.       SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company's health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include HMO, PPO, and POS products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. Government products include Medicare Risk, Medicare Cost, and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment.

                                                  For the Quarter Ended June 30, 1999
                                                            (in thousands)
                                          ------------------------------------------------------------
                                                                   Government
                                           Commercial               Programs             Total
                                          ------------------------------------------------------------
                 Revenues                            $380,538             $131,059         $511,597
                 Gross Margin                          58,084               14,023           72,107



                                                  For the Quarter Ended June 30, 1998
                                                            (in thousands)
                                          ------------------------------------------------------------
                                                                   Government
                                            Commercial              Programs             Total
                                          ------------------------------------------------------------
                 Revenues                             $440,856           $120,289          $561,145
                 Gross Margin                           12,856             12,304            25,160



                                                For the six months ended June 30, 1999
                                                            (in thousands)
                                          ------------------------------------------------------------
                                                                   Government
                                           Commercial               Programs            Total
                                          ------------------------------------------------------------
                 Revenues                            $765,528            $253,745        $1,019,273
                 Gross Margin                         119,536              26,607           146,143


                                                For the six months ended June 30, 1998
                                                            (in thousands)
                                          ------------------------------------------------------------
                                                                   Government
                                            Commercial              Programs             Total
                                          ------------------------------------------------------------
                 Revenues                             $674,912           $210,986          $885,898
                 Gross Margin                           50,959             23,640            74,599

         Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

                                                                       For the Quarter Ended
                                                                              June 30,
                                                            ------------------------------------------
                                                                1999                    1998
                                                            ------------------------------------------
                 Revenues
                   Reportable Segments                              $511,597                 $561,145
                   Other                                              20,234                   22,659
                                                              ---------------         ---------------
                     Total revenues                                  531,831                  583,804
                                                               --------------         ---------------
                 Earnings (Loss) Before
                   Income Taxes:
                     Gross margin from
                       reportable segments                            72,107                   25,160
                     Other revenues                                   20,234                   22,659
                     Selling, general and
                       administrative                                (75,641)                 (83,390)
                     Depreciation and
                       amortization                                   (7,074)                  (7,887)
                     Merger costs                                         -                    (7,780)
                     Other income                                      7,480                    8,491
                     Interest expense                                   (692)                  (1,987)
                                                             ----------------         ---------------
                 Total earnings (loss)
                      before income taxes                            $16,414                 $(44,734)
                                                             ================         ===============

                                                                   For the Six Months Ended
                                                                           June 30,
                                                            ------------------------------------------
                                                                 1999                    1998
                                                            ------------------------------------------
                 Revenues
                   Reportable Segments                              $1,019,273                $885,898
                   Other                                                40,405                  28,115
                                                               ---------------         ---------------
                     Total revenues                                  1,059,678                 914,013
                                                               ---------------         ---------------
                 Earnings (Loss) Before
                   Income Taxes:
                     Gross margin from
                       reportable segments                             146,143                  74,599
                     Other revenues                                     40,405                  28,115
                     Selling, general and
                       administrative                                 (154,172)               (128,357)
                     Depreciation and
                       amortization                                    (14,045)                (10,637)
                     Merger costs                                            -                  (7,780)
                     Other income                                       14,472                  11,124
                     Interest expense                                   (1,699)                 (3,820)
                                                               ---------------        ----------------
                 Total earnings (loss)
                      before income taxes                              $31,104                $(36,756)
                                                               ===============         ===============

8.       AHERF CHARGE

     The Company and certain affiliated non-debtor hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine who had the financial responsibility for the medical services provided to the Company's members as a consequence of the bankruptcy filed by AHERF which precluded it from discharging its responsibilities for the payment of those medical services under a global capitation agreement between the Company and AHERF covering approximately 250,000 members in the western Pennsylvania market. AHERF filed for bankruptcy protection on July 22, 1998, and shortly thereafter the Company filed a lawsuit against certain non-debtor affiliated hospitals of AHERF seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to those hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response to the lawsuit, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc. was liable to the hospitals for the payment of those medical services. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF has not formally rejected the capitation agreement as of the date of this filing, the parties are no longer operation under the terms of that agreement. On June 22, 1999, the Company reached a settlement with the affiliated non-debtor hospitals whereby the hospitals agreed that the Company would not be liable for the payment of the medical services rendered by those hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. The hospitals agreed to dismiss with prejudice their counterclaims against the Company and the Company agreed to dismiss its lawsuit. The conditions to execute this settlement are expected to be finalized over the next ninety days.

9.       MERGER COSTS

         In connection with the acquisition of PHC, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in the prior year of approximately $7.8 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. The anticipated merger costs were less than the original reserve established, resulting in a credit to earnings of $1.3 million in the fourth quarter of 1998. As of June 30, 1999, the Company has expended approximately $5.7 million related to the reserve. The Company expects to make payments through December 2002 related to these charges.

10.      LEGAL PROCEEDINGS

         Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity
Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are proceeding with discovery and a date for arbitration has been set. The Company intends to vigorously pursue this matter.

         The Company and AHERF have been involved in legal disputes concerning payments due under a global capitation agreement between the parties covering approximately 250,000 members in the western Pennsylvania market. See Footnote 8 for disclosures on AHERF litigation.

         In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

11.      SUBSEQUENT EVENTS

         On July 26, 1999, the Company announced that its subsidiary, Principal Health Care of the Carolinas, Inc., had signed a definitive agreement to acquire Kaiser Foundation Health Plan of North Carolina's commercial membership in Charlotte, North Carolina. Kaiser's Charlotte operation currently has approximately 31,000 HMO and POS members and generates approximately $53.0 million in annual revenue. The transaction is expected to close in the fourth quarter of 1999, subject to regulatory and other customary approvals. The Company believes the acquisition will improve the North Carolina health plan's financial position and allow it to capitalize on the growth potential in the Charlotte market.

         On August 4, 1999, the Company also announced that it had signed a definitive agreement with Camcare, an integrated delivery system, to acquire its managed care subsidiary, Carelink Health Plans("Carelink"). Carelink, based in Charleston, West Virginia, has approximately 45,000 commercial HMO and POS members, 12,000 Medicaid members and 1,500 enrollees from self-insured employers; with annual premium revenue of approximately $93.0 million. Carelink's service area is generally contiguous with the West Virginia counties currently served by the Company's health plans in West Virginia and Virginia. The acquisition is expected to close in the third or fourth quarter of 1999, subject to regulatory and other customary approvals. The transaction will be accounted for as a purchase in which the Company will pay approximately $8.0 million in cash (subject to final membership verification) in exchange for all of Carelink's stock. Carelink will become a wholly-owned subsidiary of Coventry, and will continue to use the Carelink name in its service area. As part of the definitive agreement, Carelink will enter into a 5-year contract with Camcare for health care services and a 3-year exclusive contract to continue providing health benefit coverage to Camcare's employees and their dependents.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              Quarter and six months ended June 30, 1999 and 1998
GENERAL

         Coventry Health Care, Inc. ("Coventry"), successor in interest to Coventry Corporation, is a managed health care company that provides comprehensive health benefits and services to a broad cross section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States.

         As of June 30, 1999, Coventry had 1,151,328 members for whom it assumes underwriting risk ("risk members") and 243,240 members of self-insured employers for whom it provides management services but does not assume underwriting risk ("non-risk members"). The following tables show the total number of members in continuing operations as of June 30, 1999 and 1998 and the percentage change in membership between those dates, where applicable.

                                                                         JUNE 30,                     PERCENT
                                                                1999                1998              CHANGE
                                                                ----                ----              ------
Pennsylvania                                                      395,486           416,564             (5.1%)
St. Louis                                                         331,371           309,226              7.2%
Iowa                                                               77,908            80,431             (3.1%)
Kansas City                                                        60,006            43,819             36.9%
Delaware/Baltimore                                                 58,784            53,442             10.0%
Richmond                                                           52,284            58,573            (10.7%)
Wichita                                                            40,508            32,621             24.2%
Louisiana                                                          37,486            39,435             (4.9%)
Nebraska                                                           27,794            33,110            (16.1%)
Georgia                                                            25,206            16,602             51.8%
Indiana                                                            24,621            27,684            (11.1%)
Carolina                                                           19,874            21,317             (6.8%)
                                                                ---------         ---------
  Total risk membership by market                               1,151,328         1,132,824              1.6%
  Total non-risk membership                                       243,240           220,125             10.5%
                                                                ---------         ---------
Total membership by market in
  Continuing operations                                         1,394,568         1,352,949              3.1%
                                                                =========         =========

                                                                         JUNE 30,                     PERCENT
                                                                1999                1998              CHANGE
                                                                ----                ----              ------
Commercial                                                        966,886           977,693             (1.1%)
Medicare risk                                                      63,439            54,724             15.9%
Medicare cost                                                         728             2,471            (70.5%)
Medicaid                                                          120,275            97,936             22.8%
                                                                ---------         ---------
  Total risk membership by product                              1,151,328         1,132,824              1.6%
  Non-risk membership                                             243,240           220,125             10.5%
                                                                ---------         ---------
Total membership by product in
  Continuing operations                                         1,394,568         1,352,949              3.1%
                                                                =========         =========

         Coventry's operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). Coventry currently believes that the estimates for IBNR liabilities are adequate to satisfy its ultimate claims liability after all medical claims have been reported. In determining the Company's IBNR liabilities, Coventry employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the timing of provider reimbursements. Reserve estimates are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. Coventry periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, reflects these differences in current operations.

RESULTS OF OPERATIONS

         Effective April 1, 1998, Coventry completed its acquisition of certain health plans of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company, ("Principal Life") for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of PHC have been included in Coventry's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of Coventry's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of Coventry's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of Coventry's common stock to increase its ownership percentage above 40%.

         Coincident with the closing of the transaction, Coventry entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby it manages certain of Principal Life's indemnity health insurance policies in the markets where Coventry does business and, on December 31, 1999, would offer to renew such policies in force at that time. Effective June 1, 1999, Coventry amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in Coventry's service area. Coventry received $19.8 million in cash in exchange for waiving these rights. At the date of the transaction, the Renewal Rights and Coinsurance agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

         Coventry also entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to the agreements, Coventry recognized revenue of approximately $6.3 million for the three months ended June 30, 1999, and $12.5 million for the six months ended June 30, 1999, and expects to receive payments of approximately $26.4 million during the year ended December 31, 1999, inclusive of the $12.5 million.

         As a result of the acquisition, Coventry assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to Coventry's preferred provider organization ("PPO") network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, Coventry recognized revenue of approximately $2.0 million for the three months ended June 30, 1999 and $4.0 million for the six months ended June 30, 1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

         On December 31, 1999, the Marketing Services Agreement, Management Services Agreement, and PPO access agreement with Principal Life will expire and Coventry will no longer receive revenue associated with these fees. In anticipation of the loss of these fees, Coventry is planning to reduce selling, general and administrative ("SG&A") costs through cost savings from service center consolidation, headcount reductions and across-the-board reductions in administrative expenses. Coventry expects the SG&A reductions to be completely implemented by the third quarter of this year. In addition to SGA reductions, Coventry plans on implementing rating improvements in two specific large groups, improving margins in the central Pennsylvania Medicare market, improving margins in the St. Louis Medicaid market, and increasing operating revenues through the recently announced acquisitions in Charlotte and West Virginia.

         Effective November 30, 1998, Coventry sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998.

         On December 31, 1998, Coventry sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and approximately 5,500 non-risk members as of December 31, 1998.

         The proceeds from both sales were used to retire Coventry's credit facility, to assist in improving the capital position of its regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from PHC in April 1998.

         In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, Coventry established reserves of approximately $33.0 million for the estimated transition costs of the PHC plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through June 30, 1999, Coventry has expended approximately $25.4 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

         In connection with the acquisition of PHC, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in the prior year of approximately $7.8 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. The anticipated merger costs were less than the original reserve established, resulting in a credit to earnings of $1.3 million in the fourth quarter of 1998. As of June 30, 1999, the Company has expended approximately $5.7 million related to the reserve. The Company expects to make payments through December 2002 related to these charges.

         On July 26, 1999, Coventry announced that its subsidiary, Principal Health Care of the Carolinas, Inc., had signed a definitive agreement to acquire Kaiser Foundation Health Plan of North Carolina's commercial membership in Charlotte, North Carolina. Kaiser's Charlotte operation currently has approximately 31,000 HMO and Point-of-Service ("POS") members and generates approximately $53.0 million in annual revenue. The transaction is expected to close in the fourth quarter of 1999, subject to regulatory and other customary approvals. Coventry believes the acquisition will improve the North Carolina health plan's financial position and allow it to capitalize on the growth potential in the Charlotte market.

         On August 4, 1999, Coventry also announced that it had signed a definitive agreement with Camcare, an integrated delivery system, to acquire its managed care subsidiary, Carelink Health Plans("Carelink"). Carelink, based in Charleston, West Virginia, has approximately 45,000 commercial HMO and POS members, 12,000 Medicaid members and 1,500 enrollees from self-insured employers with annual premium revenue of approximately $93.0 million. Carelink's service area is contiguous with the West Virginia counties currently served by Coventry's health plans in West Virginia and Virginia. The acquisition is expected to close in the third or fourth quarter of 1999, subject to regulatory and other customary approvals. The transaction will be accounted for as a purchase in which the company will pay approximately $8.0 million in cash (subject to final membership verification) in exchange for all of Carelink's stock. Carelink will become a wholly-owned subsidiary of Coventry, and will continue to use the Carelink name in its service area. As part of the definitive agreement, Carelink will enter into a 5-year contract with Camcare for health care services and a 3-year exclusive contract to continue providing health benefit coverage to Camcare's employees and their dependents.

         On July 13, 1999, Coventry announced a new program designed to provide total health and lifestyle management to the Medicare population. The 5,000 member pilot, launched in the Pittsburgh area, will combine a system of improved delivery of care with specialized life and medical interventions for seniors with varying care needs. As of December 31, 1998, Coventry exited the Medicare program in several counties representing approximately 18,000 members as of December 31, 1998. Approximately 10,000 of those members were in the Florida and Illinois health plans that were sold effective December and November 1998, respectively. The remaining markets were exited because the reimbursement rates were not adequate and/or Coventry was not successful in renegotiating adequate reimbursement rates.

     Coventry and certain affiliated non-debtor hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine who had the financial reponsibility for the medical services provided to Coventry's members as a consequence of the bankruptcy filed by AHERF which precluded it from discharging its responsibilities for the payment of those medical services under a global capitation agreement between Coventry and AHERF covering approximately 250,000 members in the western Pennsylvania market.
AHERF filed for bankruptcy protection on July 22, 1998, and shortly thereafter Coventry filed a lawsuit against certain non-debtor affiliated hospitals of AHERF seeking a declaratory judgment that Coventry was not obligated to pay in excess of $21.5 million to those hospitals for medical services provided by them to Coventry's members. The lawsuit also included additional claims for monetary damages. In response to the lawsuit, the hospitals filed a counterclaim alleging that Coventry's subsidiary, HealthAmerica Pennsylvania, Inc. was liable to the hospitals for the payment of those medical services. As a result, Coventry, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF has not formally rejected the capitation agreement as of the date of this filing, the parties are no longer operating under the terms of that agreement. On June 22, 1999, Coventry reached a settlement with the affiliated non-debtor hospitals whereby the hospitals agreed that Coventry would not be liable for the payment of the medical services rendered by those hospitals to Coventry's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. The hospitals agreed to dismiss with prejudice their counterclaims against Coventry and Coventry agreed to dismiss its lawsuit. The conditions to execute this settlement are expected to be finalized over the next ninety days.

         Group Health Plan, Inc. ("GHP"), a health plan subsidiary of Coventry, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. Coventry believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are proceeding with discovery and a date for arbitration has been set. Coventry intends to vigorously pursue this matter.

QUARTERS ENDED JUNE 30, 1999 AND 1998

         Managed care premiums decreased by $49.5 million, or 8.8%, from the prior year second quarter. This decrease was primarily attributable to the reduction of membership resulting from the sales of the Florida and Illinois health plans in the fourth quarter of 1998. Exclusive of the Florida and Illinois operations, managed care premiums increased by $31.0 million, or 6.5%, primarily due to the increase in Medicare risk and Medicaid membership of 31,054, or 20.3%. In addition to the increase in Medicare risk and Medicaid membership, combined premium yields increased by $8.17 or 5.8%, on a per member per month ("PMPM") basis to $149.53 PMPM, attributable to rate increases coupled with changes in the overall product mix due to the merger. The Medicare risk and Medicaid programs continue to grow in existing markets through recently expanded programs. The increase in Medicare risk and Medicaid membership was offset by a decrease in commercial membership of 10,807, or 1.1%. The decrease in commercial membership occurred primarily in the Pennsylvania market and was attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry's efforts to adhere to a strict pricing discipline. Coventry will continue to be diligent in obtaining adequate premium increases and expects its commercial premium rates to increase 8% to 10% during the remainder of 1999.

         Management services revenue decreased $2.4 million, or 10.7%, from the prior year second quarter primarily due to the decrease in PPO revenue related to the agreement with Principal Life.

         Health benefits expense decreased $41.5 million, or 8.6%, from the prior year second quarter. Excluding the Florida and Illinois operations in the prior year, health benefits expense increased $31.1 million, or 7.6%. Coventry's medical loss ratio increased slightly to 85.9% from 85.7% in the prior year second quarter.

         As previously discussed, in July 1998, AHERF (the global capitation provider organization for Coventry in western Pennsylvania) filed for bankruptcy protection under Chapter 11. As a result, the extent to which AHERF will perform its obligations under the global capitation agreement is uncertain. In addition to the charge to provide for the estimated IBNR claims on behalf of the globally capitated members at the date of the bankruptcy filing, the medical loss ratio for such members was negatively impacted compared to the percentage of premium paid to AHERF under the global capitation agreement. In addition, Coventry increased administrative staff for patient utilization and medical management in western Pennsylvania.

         Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. The company is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve access to providers for its members.

         Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, Coventry reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the company's control. Coventry continually refines its reserving practices to incorporate new cost events and trends.

         SGA expense decreased $7.7 million, or 9.3%, from the prior year second quarter. On a same store basis, SGA increased $5.6 million, or 8.0%, primarily due to the company's consolidation of eighteen service centers to three regional service centers. SGA expense, as a percent of revenue, decreased to 14.2% for the quarter ended June 30, 1999, from 14.3% in the prior year second quarter. In an effort to control costs and improve customer service, Coventry is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. All activities are expected to be fully transferred by the end of the fourth quarter of 1999.

         Depreciation and amortization decreased $0.8 million, or 10.3%, from the prior year second quarter. This decrease was primarily attributable to the reduction of intangible assets resulting from the sales of the Florida and Illinois health plans and the sale of the Renewal Rights and Coinsurance Agreements described above.

         Other income, net of interest expense, increased by $0.3 million, or 4.4%, from the prior year second quarter. On a same store basis, other income, net of interest expense, increased $1.4 million, or 25.4%, primarily due to the reduction of interest expense from the reduction of debt.

         Earnings from operations increased $60.9 million from the prior year second quarter. Excluding the $62.8 million of charges associated with the AHERF bankruptcy and merger costs in the prior year, operating earnings decreased $1.9 million, or 16.6%, attributable to the various factors as described above.

         Coventry's net income was $9.2 million compared to a net loss of $27.8 million for the second quarter of 1998. Net income per share was $0.15 for the

1999 second quarter compared to net loss per share of $0.47 in the prior year second quarter. Excluding the AHERF charge and merger costs, Coventry would have reported earnings per share of $0.17 in the prior year second quarter. Excluding the AHERF charge and merger costs, the weighted average common shares outstanding were approximately 64,301,823 and 64,764,526, on a diluted basis, for the quarters ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Managed care premiums increased $133.4 million for the six months ended June 30, 1999, or 15.1%, from the corresponding period in 1998. This increase was primarily attributable to the additional revenue associated with the acquisition of the PHC plans in April 1998. The increase was also due to the increase in Medicare risk and Medicaid membership of 31,054, or 20.3% in continuing markets. In addition to the increase in risk membership, combined premium yields increased by $7.69, or 5.5%, on a per member per month ("PMPM") basis, to $148.55 PMPM, attributable to rate increases coupled with changes in the overall product mix due to the merger. The Medicare risk and Medicaid programs continue to grow in existing markets through recently expanded programs. The increase in Medicare risk and Medicaid membership was offset by a decrease in Commercial membership of 10,807, or 1.1%. The decrease in commercial membership occurred primarily in the western Pennsylvania market and was attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry's efforts to adhere to strict pricing discipline. Coventry will continue to be diligent in obtaining adequate premium increases and expects its commercial premium rates to increase 8% to 10% during the remainder of 1999.


         Management services revenue increased $12.3 million for the six months ended June 30, 1999, or 43.7%, from the corresponding period in 1998. The increase of management services revenue is primarily related to the additional revenue associated with the PHC Administrative Services Only ("ASO") operations. Management services and marketing services agreements that were entered into coincident with the acquisition of the PHC health plans accounted for approximately $4.9 million, or 39.8%, of the increase. Exclusive of the related agreements with Principal Life, management services revenue increased approximately $7.4 million, or 60.2%.


         Health benefits expense increased $116.8 million for the six months ended June 30, 1999, or 15.4%, from the corresponding period in 1998 due to the additional expenses associated with the acquisition of the PHC plans in April 1998. Coventry's medical loss ratio increased slightly to 85.7% from 85.4% in the prior year six months due the residual impact of the AHERF bankruptcy filing and the increase in Medicare and Medicaid membership.

         SGA expense increased $25.8 million, or 20.1%, from the corresponding period in 1998. SGA expense, as a percent of revenue, increased to 14.5% for the six months ended June 30, 1999, from 14.0% in the corresponding period in the prior year. The increase in SGA expense was primarily attributable to additional costs associated with the PHC health plans and Coventry's consolidation of eighteen service centers to three regional service centers. In an effort to control costs and improve customer service, Coventry is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. All activities are expected to be fully transferred by the end of the fourth quarter of 1999.

         Depreciation and amortization increased $3.4 million, or 32.0%, compared to the corresponding period in the prior year primarily as a result of the additional amortization related to the intangibles and goodwill recorded as part of the PHC acquisition in April 1998.

  Other income, net of interest expense, increased $5.5 million, or 74.9%, for the six months ended June 30, 1999 from the corresponding period in 1998, primarily due to the reduction of interest expense from the reduction of debt and increased investment income resulting from the increase in invested assets subsequent to the acquisition of PHC.

         Earnings from operations increased $62.4 million, or 141.6% from the corresponding period in 1998. Excluding charges related to AHERF and the relocation of the corporate office, operating earnings decreased $0.4 million, or 2.1%, attributable to the various factors as described above.

         Coventry's net income was $17.5 million compared to a loss of $23.0 million for the six months ended June 30, 1998. Net income per share was $0.29 for the first half of 1999 compared to net loss per share of $0.50 in the first half of 1998. Excluding the AHERF charge and merger costs, Coventry would have reported earnings per share of $0.30 in the corresponding period in 1998. The weighted average common shares outstanding were approximately 64,193,229 and 51,702,519 on a diluted basis for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to the issuance of shares related to the acquisition of the PHC plans.

LIQUIDITY AND CAPITAL RESOURCES

         Coventry's total cash and investments, excluding deposits of $24.5 million restricted under state regulations, decreased $99.0 million to $502.8 million at June 30, 1999 from $601.8 million at December 31, 1998. The decrease is primarily attributable to $91.1 million of cash used in operations for the six month period. A significant portion of the cash used in operations (approximately $45.8 million) was used to pay medical claims associated with Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc., the two health plans that were sold effective December 31, 1998 and November 30, 1998, respectively. The reduction in cash and investments was also attributable to the reduction of deferred revenue resulting from changes in the timing of premium payments from the U.S. Health Care Financing Administration for Medicare membership and Coventry's efforts to reduce medical claims inventory in the first half of 1999.

         Coventry's investment guidelines emphasize investment-grade fixed-income instruments to provide short-term liquidity and minimize the risk to principal. Coventry believes that as its long-term investments are available for sale, the amount of such investments should be added to current assets when assessing its working capital and liquidity; on such basis, current assets plus long-term investments available for sale, less short-term liabilities, increased to $228.3 million at June 30, 1999 from $187.8 million at December 31, 1998.

         Coventry's health maintenance organizations and insurance company subsidiary are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends Coventry may receive from its HMOs and insurance company subsidiary. Including statutory reserve requirements, Coventry's regulated subsidiaries had surpluses in excess of requirements of approximately $80.9 million and $93.4 million at June 30, 1999 and December 31, 1998, respectively. Not including statutory reserves, Coventry had cash and investments of approximately $87.3 million and $96.8 million at June 30, 1999 and December 31, 1998, respectively. These funds are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. Coventry also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

         During the quarter ending June 30, 1997, Coventry entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, are convertible into 3.6 million shares and 0.4 million shares of Coventry's common stock, respectively, and are exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. During the second quarter of 1999, Coventry converted all Coventry Notes held by Franklin totaling $4.7 million, including interest, into 473,705 shares of Series A convertible preferred stock. The remaining Coventry Notes are likely to be converted during the third quarter of 1999. In accordance with the Warburg Agreement, effective May 28, 1999, the Coventry Notes no longer bear interest. Interest on the Coventry Notes prior to May 28, 1999 is payable in additional Coventry Notes and, as a result, the accrued interest at June 30, 1999 has been added to the outstanding indebtedness, resulting in $42.4 million of Coventry Notes outstanding at such date.

         Projected capital investments in 1999 of approximately $15.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. Approximately $5.7 million, net has been expended for the six months ended June 30, 1999.

         Coventry believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through June 30, 2000.

IMPACT OF YEAR 2000

         Coventry's business is significantly dependent on information systems ("IS"). Coventry has implemented a Year 2000 readiness program designed to prevent material information system disruption associated with the millennium date change. The program includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical information supply chains. Coventry's Year 2000 readiness program can be broken down into five categories: 1) IS hardware, software and networks, 2) office equipment which relies on microchips or telecommunications, 3) buildings and facilities, 4) business partners and customers, and 5) business risk and contingency planning. As anticipated, the Year 2000 readiness program was
substantially completed by the second quarter of 1999.   The total estimated
cost of the program is approximately $13.1 million, of which $11.9 million had been incurred through June 30, 1999. No material impact on critical IS development was caused by Year 2000 initiatives. The cost of Year 2000 modifications is based on management's best estimates. Actual costs, however, may differ from those currently anticipated. All Year 2000 initiatives are monitored by a steering committee made up of management personnel representing Coventry's legal, compliance, finance, actuarial, medical and IS departments. The steering committee reports the status of Coventry's Year 2000 readiness program to senior management, who report to the board of directors.

         While Coventry currently believes that its planning efforts and anticipated modifications to existing systems and purchases of new systems will be adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which Coventry's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on Coventry.

         The specific phases of the Year 2000 readiness program are as follows:

         IS Hardware, Software and Networks

         Coventry has historically purchased its core software applications rather than build them. Coventry is currently operating on two different platforms for its core managed health care software applications. The former Coventry Corporation health plans use the IDX managed care system. The current release of that system is vendor certified to be Year 2000 compliant and

Coventry has converted its applications to that current release in a live production environment. All operating system upgrades on above named systems have been completed. Future Date Testing for the majority of plans has been completed as scheduled, with two plans scheduled for completion in August 1999. The former PHC health plans are using a different third party product, which has been customized and is no longer supported by the vendor. That system utilizes Julian dates for all internal processes and is Year 2000 compliant. As part of Coventry's readiness program, the entire application has been reviewed and necessary changes identified. Those programming modifications have been completed, tested and are in production. The computer operating systems are tested and are in production.

         All internally developed systems have been inventoried and plans made to upgrade, modify or replace them as necessary to make them Year 2000 ready. All internally developed systems are in a Year 2000 ready state or are moving to a legacy status. Coventry has requested all vendors of currently installed software to disclose their products' current Year 2000 readiness and their plan for achieving Year 2000 readiness. All vendor software code except as noted is certified to be Year 2000 ready. All network and server hardware and software systems have been tested and repaired and are now Year 2000 ready, with the exception of PC upgrades which will be completed by September 30, 1999.

         Other major purchased applications that are non-compliant are being replaced by upgraded software from vendors or replaced by new purchased systems. Those applications include replacements for Coventry's general ledger and financial reporting applications, a data warehouse for financial and medical information decision support, and a proposal and rating system to support the underwriting and marketing processes. The general ledger, underwriting and data warehouse systems are complete and in production. Non-critical financial and human resource systems have also been completed.

         Office Equipment

         Coventry has requested its significant office equipment vendors to submit Year 2000 readiness statements about their products. Coventry has received the majority of such statements and is determining the extent to which nonconforming office equipment should be upgraded or replaced. Second notices to non-conforming or non-responding vendors have been issued.

         Buildings and Facilities

         All landlords and building management companies have been sent surveys with respect to each key operating and security system in company locations. Second surveys received have been evaluated to assess potential risks and no material risks have been found.

         Business Partners and Customers

         Coventry has communicated with its key business associates, such as financial institutions, third party vendors, provider and hospital networks, contractors and service providers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Coventry's systems or otherwise impact its operations. Coventry is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. However, Coventry has little or no control over the efforts of those key business associates and other suppliers to become Year 2000 compliant. Certain of the services provided by those parties, particularly telecommunications providers, financial institutions and major hospitals and medical care providers, could have a material adverse effect on Coventry's financial condition and results of operations if these services or operations are not Year 2000 ready.

         Risk Assessment and Contingency Planning

      Coventry is reviewing its existing contingency plans for necessary modifications to address specific Year 2000 issues, and expects to continue this process through September 30, 1999. As part of its contingency planning Coventry is analyzing the most likely worst case scenario that could result from Year 2000-related failures. Coventry's best estimate of that scenario, based on current information, would involve a combination of major operational disruptions by its principal depository financial institutions, utility and telecommunication suppliers and its largest hospital and provider networks in its Pennsylvania and Missouri markets. Coventry's Year 2000 readiness program and contingency planning efforts are designed to prevent and/or mitigate the effects of such possible failures by evaluating technology risks and where prudent, implementing contingency plans to deal with these risks.

LEGISLATION AND REGULATION

         Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. Some proposals, if enacted, could, among other things, limit Coventry's ability to control medical costs, expose Coventry to liability to members for coverage denials or delays, require certain coverages and impose other requirements on managed care companies. Although the provisions of any legislation that may be adopted at the state or federal level cannot be accurately predicted at this time, Coventry's management believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on its operations.

         As a result of the introduction of Medicare and Medicaid risk products in 1995, Coventry is subject to regulatory and legislative changes in those two government programs. On August 5, 1997, the President signed into law the Balanced Budget Act of 1997. This law made revisions to the Medicare and Medicaid programs, including permitting provider-sponsored organizations to offer services to Medicare beneficiaries, and requiring managed care plans serving Medicare beneficiaries to make medically necessary care available 24 hours a day, to provide coverage of emergency services that a "prudent lay person" would deem necessary and to provide grievance and appeal procedures, and prohibiting such plans from restricting providers' advice concerning medical care. Coventry does not believe this law will have a material adverse effect on its operations.

RISK FACTORS

         Coventry's business is subject to numerous risks and uncertainties which may affect its results of operations in the future and may cause such future results of operations to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the company. Some specific risks that could affect Coventry include the following:

IF COVENTRY IS UNABLE TO INCREASE ITS REVENUES, IT MAY NOT BE PROFITABLE AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

         Increases in Coventry's revenues will be generally dependent upon its ability to increase premiums and membership. Premium rates for managed care plans generally have increased in recent months, but Coventry could experience unforeseen decreases or severely limited increases in the future. Factors that could affect Coventry's ability to maintain or increase revenues include (i) loss of membership to competitors, (ii) failure to attract new members, (iii) inability to increase premiums due to regulatory restrictions, (iv) loss of membership due to increased premium rates, (v) withdrawal from unprofitable markets, and (vi) consumer preferences for lower priced health care options. Currently, the majority of Coventry's premium revenues come from commercial employer contracts. Large customers, whose contracts are generally renewable each year, represent a significant percentage of the membership of one or more of Coventry's health plans and eighteen percent (18%) of the company's overall membership is represented by large customers. The loss of one or more of such customers could result in a material adverse effect with respect to future revenues. Also, 25% of Coventry's 1999 premium revenues were derived from governmental programs, such as Medicare and Medicaid, where premiums are generally fixed by the government and cannot be adjusted by the company based on its anticipated costs. Recent legislation has limited Medicare premium increases substantially as compared to increases permitted in prior years. As a result, the future costs of Coventry's government programs could exceed the future premium revenues received. Such losses of premium revenues and membership could adversely affect Coventry's financial position and profitability and cause a decline in the value of your investment in the company.

LIMITATIONS ON ABILITY TO PROJECT ACTUAL HEALTH CARE COSTS COULD RESULT IN COSTS BEING HIGHER THAN PREMIUM REVENUES, WHICH COULD ADVERSELY AFFECT YOUR
INVESTMENT IN COVENTRY.

         Coventry expects to use a substantial portion of its revenues to pay the costs of health care services and supplies delivered to its membership. The total cost incurred is affected by the number of individual services rendered and the cost of each services. A large part of the premium revenue is set on an annual basis before the actual services are delivered and the related costs are incurred. The number of individual services rendered and the cost of each service affect Coventry's total health care costs. While the company attempts to base the premiums it charges, at least in part on its estimate of expected health care costs over the fixed premium period, other factors may limit its ability to fully base premiums on estimated costs and could cause actual health care costs to exceed estimates. Those factors could include (i) the occurrence of catastrophes or epidemics, (ii) seasonality and trends, (iii) general inflation, (iv) new mandated benefits or other regulatory changes that increase our costs, (v) operational issues, (vi) insured population characteristics,
(vii) competitive pressures and (viii) other unforeseen occurrences. Coventry sets up reserves based on estimates of the costs incurred for covered services received by members but not yet reported. There may be discrepancies between the reserves for incurred-but-not-reported liabilities and the actual amount of such liabilities. Historically, increases in health care prices and higher than expected use of health care services have caused health care costs to rise faster than general inflation. While these increases have moderated recently, Coventry cannot insure that health care prices or utilization will not again increase at a more rapid pace. Such increases could significantly change results of operations, affect profitability and adversely affect the value of your investment.

FAILURE TO OBTAIN COST-EFFECTIVE AGREEMENTS WITH A SUFFICIENT NUMBER OF PROVIDERS MAY RESULT IN HIGHER MEDICAL COSTS AND LOSS OF MEMBERSHIP, WHICH COULD CAUSE YOUR INVESTMENT IN COVENTRY TO DECLINE IN VALUE.

         Prior to 1997, Coventry's St. Louis and Pennsylvania health plans offered members access to Coventry-owned and Coventry-staffed medical centers, as well as to networks of contracting providers. During 1997, Coventry's medical centers were sold to provider systems that contracted to provide care to its members continuing to use such centers. Coventry expects that substantially all of its members will be served by providers contracting with the company to provide the requisite medical care. Coventry's ability to contract successfully with a sufficiently large number of providers in a given geographic market will impact the relative attractiveness of managed care products in those markets. The terms of those provider contracts also have a material impact on Coventry's medical costs and its ability to control such costs. In some of Coventry's markets, certain provider systems have a major presence. If such provider systems refuse to contract with the company, place Coventry at a competitive disadvantage or use their market position to negotiate contracts unfavorable to the company, product offerings or profitability in such markets could be adversely affected.

         Among the medical cost control techniques Coventry has utilized are capitation agreements with providers pursuant to which the providers are paid a fixed dollar amount per member per month, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to a large number of members for a fixed percentage of the premium charged by Coventry with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, Coventry will be exposed to the risks that the provider systems are financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements or that members may prefer other providers in the market.

OPERATING RESULTS MAY NOT CONTINUE TO IMPROVE IN 1999 AND 2000, WHICH COULD NEGATIVELY AFFECT COVENTRY'S EARNINGS AND THE VALUE OF YOUR INVESTMENT IN COVENTRY MAY DECLINE.

         Coventry's operating loss in 1998 was primarily attributable to charges related to the establishment of reserves related to the bankruptcy of Allegheny Health, Education and Research Foundation, and to the relocation of the company's corporate headquarters. Although Coventry has reached a global settlement with Allegheny Health, Education and Research Foundation and the company's operating results have improved, there can be no assurance that operating results will continue to improve. If Coventry experiences operating losses in 1999 and 2000, the value of your investment in the company may decline.

RISK OF SUBSTANTIAL BENEFICIAL OWNERSHIP BY PRINCIPAL LIFE AND ITS AFFILIATES

         As a result of Coventry's acquisition of the PHC health plans, Principal Life owns approximately 40% of the company's common stock, on a fully diluted basis. Although Principal Life has agreed to a limitation on acquiring additional shares of Coventry's common stock and to refrain from taking certain other actions, Principal Life will be permitted, under certain circumstances, to acquire additional shares in order to maintain ownership of up to 40% of Coventry's common stock, and has the right to elect at least one member of the company's Board of Directors for each 6% ownership of common stock until April 2003. After April 2003, or after a third party acquires more voting securities than those held by Principal Life, there will be no restrictions on the acquisition of Coventry's common stock by Principal Life. Prior to September 1999, as long as Principal Life maintains ownership of 40% of Coventry's common stock, it is highly unlikely that any matter involving a shareholder vote, including the issuance of more than 20% of the company's common stock, or an acquisition of Coventry by merger, consolidation, share exchange or other transaction could be effectuated if Principal Life were opposed to it. Thereafter, from September 1999 and until April 2003, Principal Life has agreed to vote its shares in favor of an acquisition required to be approved by shareholders that the Board has recommended and that has been approved by a majority of shareholders other than Principal Life. After April 2003, there will be no restrictions on the acquisition of additional shares of Coventry's common stock by Principal Life, and as a result, Principal Life, in addition to having an effective veto over transactions involving a shareholder vote (assuming it were to continue to beneficially own 40% of Coventry's common stock), could acquire over 50% of common stock and exercise actual control of Coventry without a vote of our remaining shareholders. If Principal Life were to acquire over 50% of common stock, it would have actual control of Coventry and would be the majority shareholder and controlling vote in all actions involving a shareholder vote. As the majority shareholder, Principal Life could block transactions that were advantageous to the minority shareholders. There could be no assurance that the value of your investment in Coventry would not decline because future investors would not consider the company's stock to be an attractive Investment.

FORWARD LOOKING STATEMENTS

         The statements contained in this Form 10-Q that are not historical are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the "Risk Factors" described above, and actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect Coventry's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

Item 3: Quantitative and Qualitative Disclosures of Market Risk

         Coventry's only material risk in investments in financial instruments is in its debt securities portfolio. Coventry invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. Coventry does not invest in financial instruments of a hedging or derivative nature.

         Coventry has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income through high coupon rates, and actively managing profile and security mix depending upon market conditions. Coventry has classified all of its investments as available-for-sale. The fair value of the Company's investments in debt securities at June 30, 1999 was $283.7 million. Debt securities at June 30, 1999 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                                                  Amortized         Fair
                                                                                    Cost            Value
                                                                                 ---------------------------
                                                                                        (in thousands)
                  Maturities:

                  Within 1 year                                                       $73,072         $72,736
                  1 to 5 years                                                         76,998          77,209
                  6 to 10 years                                                        44,096          42,556
                  Over 10 years                                                        90,964          91,196
                  Other securities without stated maturity                               -               -
                                                                                 ----------------------------

                    Total short-term and long-term securities                        $285,130        $283,697
                                                                                     =========       ========


         Coventry believes its investment portfolio is diversified and expects no material loss to result from defaults. The mortgage-backed securities are insured by GNMA and FNMA.

         Coventry's projections of hypothetical net losses in fair value of its interest rate sensitive instruments, should potential changes in interest rates occur, are presented below. While Coventry believes that the potential interest rate change is reasonably possible, actual results may differ.

         Based on Coventry's debt securities portfolio and interest rates at June 30, 1999, a 100 basis point increase in interest rates would result in a decrease of $7.7 million, or 2.7%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II.  OTHER INFORMATION

         ITEM 1:  Legal Proceedings

     Settlement with AHERF related entities. The Company and certain affiliated non-debtor hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine who had the financial responsibility for the medical services provided to the Company's members as a consequence of the bankruptcy filed by AHERF which precluded it from discharging its responsibilities for the payment of those medical services under a global capitation agreement between the Company and AHERF covering approximately 250,000 members in the western Pennsylvania market. AHERF filed for bankruptcy protection on July 22, 1998, and shortly thereafter the Company filed a lawsuit against certain non-debtor affiliated hospitals of AHERF seeking a declaratory judgment that the company was not obligated to pay in excess of $21.5 million to those hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response to the lawsuit, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc. was liable to the hospitals for the payment of those medical services. As a result, the Company, which is ultimately responsible for the medical costs of the capitated members, recorded a charge of $55.0 million to establish a reserve for the medical costs incurred by members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF has not formally rejected the capitation agreement as of the date of this filing, the parties are no longer operation under the terms of that agreement. On June 22, 1999, the Company reached a settlement with the affiliated non-debtor hospitals whereby the hospitals agreed that the Company would not be liable for the payment of the medical services rendered by those hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. The hospitals agreed to dismiss with prejudice their counterclaims against the Company and the Company agreed to dismiss its lawsuit. The conditions to execute this settlement are expected to be finalized over the next ninety days.

     Unity Arbitration. Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri, which agreement contained certain risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are proceeding with discovery and a date for arbitration has been set. The Company intends to vigorously pursue this matter.

     Other Legal Actions. In the normal course of business, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

          ITEMS 2, 3, 4 and 5: Not Applicable

          ITEM 6:   Exhibits and Report on  Form 8-K

      (a) Exhibits required to be filed by Item 601 of Regulation S-K.

          Exhibit
          No.             Description of Exhibit
          --------        ----------------------
          4.1             Specimen Series A Convertible Preferred Stock
                          Certificate

          10.1 Separation Agreement and Release dated April 13, 1999 between Richard H. Jones and Coventry Health Care,
                          Inc.

          10.2            Agreement dated May 19, 1999 between Coventry Health
                          Care, Inc. and Principal Life Insurance Company

          10.3 Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care,
                          Inc.

          11.1            Computation of Net Earnings Per Share

          27              Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K

          On June 2, 1999, Registrant filed a current report on Form 8-K disclosing that, on May 19, 1999, Registrant had entered into an agreement with Principal Life pursuant to which Registrant waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in Registrant's service area.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COVENTRY HEALTH CARE, INC.
                                                     (Registrant)

         Date: August 16, 1999                     By:   /s/ Allen F. Wise
               -------------------                    ----------------------------------
                                                         Allen F. Wise
                                                         President, Chief Executive
                                                         Officer and Director


         Date: August 16, 1999                     By:   /s/ Dale B. Wolf
               -------------------                    ----------------------------------
                                                         Dale B. Wolf
                                                         Executive Vice President,
                                                         Chief Financial Officer,
                                                         Treasurer and Principal
                                                         Accounting Officer