Form 10-Q
period 1999-09-30
COVENTRY HEALTH CARE INC
filed 1999-11-15
CIK 1054833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

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

                                    YES X   NO
                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at October 31, 1999
-----                                       -------------------------------
Common Stock $.01 Par Value                            59,213,414

                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements

            Condensed Consolidated Balance Sheets
            at September 30, 1999 and December 31, 1998                                     1

            Condensed Consolidated Statements of Operations
            for the quarter and nine months ended September 30, 1999
            and 1998                                                                        2

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998                           3

            Notes to Condensed Consolidated Financial
            Statements                                                                      4

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             14

Item 3:     Quantitative and Qualitative Disclosures
            about Market Risk                                                               30

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                                               31

Items 2, 3, 4, and 5                                                                        32

Item 6:     Exhibits and Reports on Form 8-K                                                32

Signatures                                                                                  33

                   COVENTRY HEALTH CARE, INC.AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,      December 31,
                                                                           1999               1998
                                                                       -------------     -------------
                                                                       (unaudited)
 ASSETS
 Cash and cash equivalents                                              $   185,409      $   405,323
 Short-term investments                                                      71,009           46,714
 Accounts receivable, net                                                    51,804           43,466
 Other receivables                                                           33,417           23,126
 Deferred income taxes                                                       65,521           65,583
 Other current assets                                                         4,945            6,993
                                                                       -------------     -------------
              Total current assets                                          412,105          591,205
 Long-term investments                                                      293,209          162,546
 Property and equipment, net                                                 37,854           35,780
 Goodwill and intangible assets, net                                        265,341          295,966
 Other assets                                                                 6,488            5,731
                                                                       -------------     -------------
              Total assets                                              $ 1,014,997      $ 1,091,228
                                                                       =============     =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Medical claim liabilities                                              $   282,734      $   330,743
 Other medical liabilities                                                   59,811           73,079
 Accounts payable and other accrued liabilities                             101,156          115,717
 Deferred revenue                                                            20,374           46,414
                                                                       -------------     -------------
              Total current liabilities                                     464,075          565,953
 Convertible exchangeable subordinated notes                                   --             45,538
 Long-term debt                                                                --                781
 Deferred tax liabilities                                                    33,809           32,909
 Other long-term liabilities                                                  5,901            9,509
 Stockholders' equity:
              Preferred  stock,  $.01 par  value;  Series  A,
                convertible, 6,000,000 shares authorized;
                4,709,545 shares issued and outstanding in 1999                  47             --
              Common stock, $.01 par value; 200,000,000 shares
                authorized; 59,614,450 shares issued and 59,174,890
                outstanding in 1999; and 59,287,454 shares issued
                and 58,847,894 outstanding in 1998                              596              593
              Additional paid-in capital                                    527,435          476,429
              Accumulated other comprehensive (loss) income                  (4,008)             794
              Accumulated deficit                                            (7,858)         (36,278)
              Treasury stock, at cost, 439,560 shares                        (5,000)          (5,000)
                                                                       -------------     -------------
              Total stockholders' equity                                    511,212          436,538
                                                                       -------------     -------------
              Total liabilities and stockholders' equity                $ 1,014,997      $ 1,091,228
                                                                       =============     =============

See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (unaudited)

                                                             Quarter ended                 Nine months ended
                                                             September 30,                   September 30,
                                                      ---------------------------     ---------------------------
                                                          1999             1998          1999             1998
                                                      -----------     -----------     -----------     -----------
Operating revenues:
       Managed care premiums                          $   509,815     $   568,280     $ 1,529,088     $ 1,454,022
        Management services                                20,074          24,998          60,479          53,269
                                                      -----------     -----------     -----------     -----------
                         Total operating revenues         529,889         593,278       1,589,567       1,507,291


Operating expenses:
       Health benefits                                    437,674         505,518       1,310,804       1,261,817
       Selling, general and administrative                 73,790          78,077         227,962         206,434
       Depreciation and amortization                        7,034           7,504          21,079          18,141
       AHERF charge                                          --              --              --            55,000
       Merger costs                                          --              --              --             7,780
                                                      -----------     -----------     -----------     -----------
                         Total operating expenses         518,498         591,099       1,559,845       1,549,172

Operating earnings (loss)                                  11,391           2,179          29,722         (41,881)

Other income, net of interest expense                       7,805           5,809          20,578          13,113
                                                      -----------     -----------     -----------     -----------

Earnings (loss) before income taxes                        19,196           7,988          50,300         (28,768)

Provision for (benefit from) income
       taxes                                                8,226           2,920          21,880         (10,787)
                                                      -----------     -----------     -----------     -----------

Net earnings (loss)                                   $    10,970     $     5,068     $    28,420     $   (17,981)
                                                      -----------     -----------     -----------     -----------
Net earnings (loss) per share
            Basic                                     $      0.19     $      0.09     $      0.48     $     (0.36)
                                                      -----------     -----------     -----------     -----------

            Diluted                                   $      0.17     $      0.09     $      0.46     $       --
                                                      -----------     -----------     -----------     -----------

See notes to condensed consolidated financial statements.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Nine months ended
                                                                    September 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------  ------------
Net cash (used in) provided by operating activities           $ (66,759)     $  22,606
                                                              -----------  ------------
Cash flows from investing activities:
         Capital expenditures, net                               (8,999)        (8,249)
         Net proceeds from sale of intangibles                   12,841           --
         Sale of investments                                    171,863         85,093
         Purchase of investments                               (331,397)       (94,044)
         Cash acquired with purchase of PHC                        --          148,600
                                                              -----------  ------------
Net cash (used in) provided by investing activities            (155,692)       131,400
                                                              -----------  ------------

Cash flows from financing acitivities:
         Issuance of long-term debt and notes payable              --            2,478
         Payments of long-term debt and notes payable              (829)        (1,797)
         Net proceeds from issuance of stock and warrants         3,366          1,415
                                                              -----------  ------------

Net cash provided by financing activities                         2,537          2,096
                                                              -----------  ------------

Net (decrease) increase in cash and cash equivalents           (219,914)       156,102
Cash and cash equivalents at beginning of
              the period                                        405,323        153,979
                                                              -----------  ------------

Cash and cash equivalents at end of the period                $ 185,409      $ 310,081
                                                              ===========  ============
Supplemental disclosures of cash flow information
         Cash paid during the period was as follows:
              Interest                                        $      25      $   2,586
                                                              ===========  ============
              Income taxes                                    $  23,920      $  13,600
                                                              ===========  ============


See notes to condensed consolidated financial statements.

                           COVENTRY HEALTH CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries ("Coventry" or "the Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 30, 1999.

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.   NEW ACCOUNTING STANDARDS

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

     Coincident with the closing of the transaction, the Company entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to these agreements, the Company recognized revenue of approximately $6.5 million for the three months ended September 30, 1999, and $19.0 million for the nine months ended September 30, 1999 and expects to receive payments of approximately $25.4 million during the year ended December 31, 1999, inclusive of the $19.0 million.

     At the closing, the Company also entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby the Company manages certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, would offer to renew such policies in force at that time. Effective June 1, 1999, the Company amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in the Company's service area. The Company received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

     As a result of the acquisition, the Company assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to the Company's preferred provider organization ("PPO") network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, the Company recognized revenue of approximately $2.0 million for the three months ended September 30, 1999 and $6.0 million for the nine months ended September 30, 1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

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

     The proceeds from both sales were used to retire the Company's credit facility, to assist in improving the capital position of the Company's regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from Principal Life in April 1998.

     In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through September 30, 1999, the Company has expended approximately $28.0 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

     The purchase price for the PHC health plans, net of the impact of the sales of the Florida and Illinois health plans and net of the impact of waiving the Renewal Rights and Coinsurance Agreements, was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $180.2 million excess of purchase price over the net identified tangible assets acquired was allocated to identifiable intangible assets and goodwill. The allocated amounts and their related useful lives are as follows:

                                  Amount
Description                    (in thousands)  Useful Life
-------------------------------------------------------------
Marketing Services Agreement      $  1,500     1.75 years
Customer Lists                       7,233     5 years
HMO Licenses                        10,000     20 years
Management Services Agreement        4,687     1.75 years
Goodwill                           156,795     35 years
                                  --------
Total                             $180,215
                                  ========

4.   CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES

     During the quarter ended June 30, 1997, Coventry entered into a securities purchase agreement with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The Coventry Notes held by Warburg and Franklin were convertible into Coventry's common stock and exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. During the second and third quarters of 1999, Coventry converted all Coventry Notes held by Franklin and Warburg, including interest, into Series A convertible preferred stock. The second quarter conversion was $4.7 million of notes into 473,705 shares and the third quarter conversion was $42.4 million of notes into 4,235,840 shares.

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows (in thousands):

                                                               Quarter ended
                                                          09/30/1999    09/30/1998
                                                          ----------    ----------
Net income                                                 $ 10,970      $  5,068
Other comprehensive income, net of tax:

          Net unrealized (losses) gains on securities,
          net of reclassification adjustment                   (722)        1,345
                                                           ---------     ---------

Comprehensive income                                       $ 10,248      $  6,413
                                                           =========     =========
                                                              Nine months ended
                                                            9/30/99       9/30/98
                                                           ---------     ---------
Net income (loss)                                          $ 28,420      $(17,981)
Other comprehensive (loss) income, net of tax:
          Net unrealized (losses) gains on securities,
          net of reclassification adjustment                 (4,802)        2,635
                                                           ---------     ---------

Comprehensive income (loss)                                $ 23,618      $(15,346)
                                                           =========     =========

6.   EARNINGS (LOSS) PER SHARE

     Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion of dilutive convertible preferred stocks, dilutive convertible notes and the exercise of dilutive options and warrants using the treasury stock method. Net income is increased for interest expense on the convertible notes.

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                     Quarter ended September 30, 1999
                                 ------------------------------------------
                                 Net Income     Shares         Per share
                                (numerator)  (Denominator)      amount
                                 ------------------------------------------
Basic EPS                          $10,970      59,102     $        0.19
Effect of Dilutive Securities
  Options and warrants                             517
  Convertible preferred stocks                   1,717
  Convertible notes                              2,993
                                 ------------------------------------------
Diluted EPS                         10,970      64,329     $        0.17
                                 ==========================================

                                   Quarter ended September 30, 1998
                                 --------------------------------------
                                  Net Income    Shares      Per share
                                 (numerator) (Denominator)   amount
                                 --------------------------------------
Basic EPS                         $5,068     58,785        $      0.09
Effect of Dilutive Securities
  Options and warrants                          114
                                 --------------------------------------
Diluted EPS                       $5,068     58,899        $      0.09
                                 ======================================

                                     Nine months ended September 30, 1999
                                   -----------------------------------------
                                    Net Income     Shares      Per share
                                   (numerator) (Denominator)   amount
                                   -----------------------------------------
Basic EPS                           $28,420       58,972       $     0.48
Effect of Dilutive Securities
  Options and warrants                              663
  Convertible preferred stocks                      605
  Convertible notes                               4,035
  Interest on convertible notes         848
                                   -----------------------------------------
Diluted EPS                         $29,268      64,275        $     0.46
                                   =========================================

                                      Nine months ended September 30, 1998
                                   --------------------------------------------
                                      Net Loss    Shares          Per share
                                    (Numerator) (Denominator)      amount
                                   --------------------------------------------
Basic EPS                           $(17,981)      50,242     $    (0 .36)

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

     The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company's health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include Health Maintenance Organization (HMO), PPO, and Point-of-Service (POS) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs.

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

               For the Quarter Ended September 30, 1999
                          (in thousands)

               ----------------------------------------
                             Government
                Commercial    Programs       Total
               ----------------------------------------
Revenues         $370,845     $138,970     $509,815
Gross Margin       52,983       19,158       72,141

               For the Quarter Ended September 30, 1998
                           (in thousands)

               -----------------------------------------
                             Government
               Commercial     Programs       Total
               -----------------------------------------
Revenues         $441,460     $126,820     $568,280
Gross Margin       50,123       12,639       62,762

               For the nine months ended September 30, 1999
                            (in thousands)

               ---------------------------------------------
                                Government
                 Commercial      Programs         Total
               ---------------------------------------------
Revenues         $1,136,373     $  392,715     $1,529,088
Gross Margin        172,519         45,765        218,284

                  For the nine months ended September 30, 1998
                              (in thousands)
               ------------------------------------------------
                                 Government
                 Commercial       Programs        Total
               ------------------------------------------------
Revenues         $1,113,649     $  340,373     $1,454,022
Gross Margin        101,571         35,634        137,205


     Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

                                                              For the Quarter Ended September
                                                                             30,
                                                            ---------------------------------------
                                                                    1999             1998
                                                            ---------------------------------------
Revenues
          Reportable Segments                                 $       509,815      $     568,280
          Other                                                        20,074             24,998
                                                            ------------------    -----------------
Total Revenues                                                $       529,889      $     593,278
                                                            ==================    =================
Earnings Before Income Taxes
          Gross margin from reportable segments               $        72,141      $      62,762

          Other revenues                                               20,074             24,998

          Sellings, general and administrative                        (73,790)           (78,077)

          Depreciation and amortization                                (7,034)            (7,504)

          Other income                                                  7,838              8,389

          Interest expense                                                (33)            (2,580)
                                                            ------------------    -----------------
Total Earnings Before Income Taxes                            $        19,196      $       7,988
                                                            ==================    =================

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                               ---------------------------------------
                                                                        1999                 1998
                                                               ---------------------------------------
Revenues
         Reportable Segments                                    $        1,529,088      $  1,454,022
         Other                                                              60,479            53,269
                                                               ---------------------  ----------------
Total Revenues                                                  $        1,589,567      $  1,507,291
                                                               =====================  ================
Earnings (Loss) Before Income Taxes
         Gross margin from reportable segments                  $          218,284      $   137,205

         Other revenues                                                     60,479           53,269

         Sellings, general and administrative                             (227,962)        (206,434)

         Depreciation and amortization                                     (21,079)         (18,141)

         Merger costs                                                          --            (7,780)

         Other income                                                       22,310           19,513

         Interest expense                                                   (1,732)          (6,400)
                                                               ---------------------  ----------------
Total Earnings (Loss) Before Income Taxes                       $           50,300      $   (28,768)
                                                               =====================  ================


8.   AHERF CHARGE

     The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market.

     AHERF filed for bankruptcy protection on July 21, 1998, and shortly thereafter the Company filed a lawsuit against the hospitals seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc., was liable to the hospitals for payment of these medical services.

     As a result, the Company, which is ultimately responsible for these medical costs, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF had not formally rejected the capitation agreement, the parties were no longer operating under its terms.

     On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital (AGH), formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System (West Penn), whereby the hospitals agreed that the Company would not be liable for the payment of the medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded.

     As of September 30, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, Coventry expects to release $6.3 million of the reserve, which will be reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents Coventry's remaining obligations under the settlement and will be expended through August 2007.

9.   MERGER COSTS

     In connection with the acquisition of the PHC health plans, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in 1998 of approximately $7.8 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. The anticipated merger costs were less than the original reserve established, resulting in a credit to earnings of $1.3 million in the fourth quarter of 1998. As of September 30, 1999, the Company expended approximately $5.9 million and expects to make payments through December 2002 related to these charges.

10.  LEGAL PROCEEDINGS

     Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement, effective January 1, 1998, with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are currently involved in arbitration proceedings. The Company intends to vigorously pursue this matter, and expects to have a decision prior to December 31, 1999.

     In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

11.  SUBSEQUENT EVENTS

     On October 1, 1999, the Company acquired Carelink Health Plans ("Carelink"), the managed care subsidiary of Camcare, an integrated delivery system. Carelink, based in Charleston, West Virginia, has approximately 43,000 commercial HMO and POS members, 12,000 Medicaid members and 1,500 enrollees from self-insured employers, with annual premium revenue of approximately $93.0 million. Carelink's service area is generally contiguous with the West Virginia counties currently served by the Company's health plans in West Virginia and Virginia. The transaction was accounted for as a purchase in which the Company paid approximately $8.0 million in cash in exchange for all of Carelink's stock. Carelink is a wholly-owned subsidiary of Coventry, and will continue to use the Carelink name in its service area. As part of the agreement, Carelink entered into a 5-year provider contract with Camcare for health care services and a 3-year exclusive contract to continue providing health benefit coverage to Camcare's employees and their dependents.

     On November 1, 1999, the Company's subsidiary, Principal Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina's commercial membership in Charlotte, North Carolina for approximately $150 per member. Kaiser's Charlotte operation currently has approximately 31,000 HMO and POS members and generates approximately $53.0 million in annual premium revenue.

     On November 5, 1999, the Company announced that it intends to close its subsidiary, Principal Health Care of Indiana, Inc., by the end of the second quarter 2000, pending regulatory approval. The health plan currently has approximately 26 employees and 24,000 members throughout the state. As a result of the costs associated with exiting the Indiana market, the Company expects to take a $2.0 million charge in the fourth quarter of 1999.

     On November 12, 1999, Coventry announced that it had signed a definitive agreement with The Anthem Companies, Inc. to acquire Anthem's West Virginia managed care subsidiary, PrimeONE, Inc. PrimeONE has approximately 18,000 commercial members and annual premium revenue of $32 million. PrimeONE's service area covers the entire state of West Virginia, expanding Coventry's existing West Virginia service area into the north-eastern section of the state. The acquisition will bring Coventry's total membership in West Virginia to over 109,000 and is expected to close in the first quarter of 2000, subject to regulatory and other customary approvals and minimum membership criteria.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Quarter and nine months ended September 30, 1999 and 1998

GENERAL

Overview

     Coventry Health Care, Inc. ("Coventry"), successor-in-interest to Coventry Corporation, is a managed health care company that provides comprehensive health benefits and services to a broad cross-section of employer and government-funded groups in the Midwest, Mid-Atlantic and Southeastern United States.

     As of September 30, 1999, Coventry had 1,125,699 members for whom it assumes underwriting risk ("risk members") and 238,304 members of self-insured employers for whom it provides management services but does not assume underwriting risk ("non-risk members"). The following tables show the total number of members in continuing operations as of September 30, 1999 and 1998 and the percentage change in membership between those dates, where applicable.

                           COVENTRY HEALTH CARE, INC.
                                   MEMBERSHIP

                                            September 30,              %
                                         1999          1998         Change
                                     -----------   -----------   -----------
Membership by Market:
At-risk membership in continuing
operations:
              Pennsylvania               391,639       425,684       (8.0%)
              St. Louis                  311,893       315,516       (1.1%)
              Iowa                        76,703        80,516       (4.7%)
              Kansas City                 64,148        46,496       38.0%
              Delaware                    57,048        53,948        5.7%
              Richmond                    52,302        54,596       (4.2%)
              Wichita                     39,976        33,839       18.1%
              Louisiana                   36,267        38,881       (6.7%)
              Nebraska                    26,686        33,825      (21.1%)
              Georgia                     26,314        17,763       48.1%
              Indiana                     23,584        27,275      (13.5%)
              Carolina                    19,139        21,530      (11.1%)
                                     -----------   -----------   -----------

Total at-risk membership               1,125,699     1,149,869       (2.1%)
Self-funded membership                   238,304       220,332        8.2%
                                     -----------   -----------   -----------
Total membership in continuing
operations:                            1,364,003     1,370,201       (0.5%)
                                     ===========   ===========   ===========
  Membership by Product:
    At-risk membership in continuing
     operations:
                     Commercial          933,348       987,390       (5.5%)
                     Medicare risk        66,791        60,979        9.5%
                     Medicare cost           702         1,954      (64.1%)
                     Medicaid            124,858        99,546       25.4%
                                     -----------   -----------   -----------
  Total at-risk membership             1,125,699     1,149,869       (2.1%)
  Self-funded membership                 238,304       220,332        8.2%
                                     -----------   -----------   -----------
  Total membership in continuing
  operations                           1,364,003     1,370,201       (0.5%)
                                     ===========   ===========   ===========

     Coventry's operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). Coventry currently believes that the estimates for IBNR liabilities are adequate to satisfy its ultimate medical claims liability after all medical claims have been reported. In determining the Company's IBNR liabilities, Coventry employs plan by plan standard actuarial reserve methods (specific to the plan's membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the timing of provider reimbursements. Reserve estimates are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. Coventry periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, reflects these differences in current operations.

Acquisitions and Dispositions

     Effective April 1, 1998, Coventry completed its acquisition of certain health plans of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company, ("Principal Life") for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in Coventry's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of Coventry's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of Coventry's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of Coventry's common stock to increase its ownership percentage above 40%.

     Coincident with the closing of the transaction, Coventry entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, whereby it manages certain of Principal Life's indemnity health insurance policies in the markets where Coventry does business and, on December 31, 1999, would offer to renew such policies in force at that time. Effective June 1, 1999, Coventry amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in Coventry's service area. Coventry received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

     At the closing, Coventry also entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements extend through December 31, 1999. Pursuant to the agreements, Coventry recognized revenue of approximately $6.5 million for the three months ended September 30, 1999, and $19.0 million for the nine months ended September 30, 1999, and expects to receive payments of approximately $25.4 million during the year ended December 31, 1999, inclusive of the $19.0 million.

     As a result of the acquisition, Coventry assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to Coventry's preferred provider organization ("PPO") network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Under this agreement, Coventry recognized revenue of approximately $2.0 million for the three months ended September 30, 1999 and $6.0 million for the nine months ended September 30, 1999. The maximum amount that can be paid under the percentage of savings component of the agreement is $8.0 million for 1999.

     On December 31, 1999, the Marketing Services Agreement, Management Services Agreement, and PPO access agreement with Principal Life will expire and Coventry will no longer receive revenue under these agreements. In anticipation of the loss of these fees, Coventry is reducing selling, general and administrative ("SG&A") costs through cost savings from service center consolidation, headcount reductions and across-the-board reductions in administrative expenses. In addition to SG&A reductions, Coventry plans to implement rating improvements in two specific large groups, to improve margins in the central Pennsylvania Medicare market, to improve margins in the St.
Louis Medicare market, and to increase gross margin through acquisitions, including the recently completed acquisitions in Charlotte and West Virginia.

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

     The proceeds from both sales were used to retire Coventry's credit facility, to assist in improving the capital position of its regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from Principal Life in April 1998.

     In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, Coventry established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through September 30, 1999, Coventry has expended approximately $28.0 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

     In connection with the acquisition of PHC health plans, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in 1998 of approximately $7.8 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs.

     The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. The anticipated merger costs were less than the original reserve established, resulting in a credit to earnings of $1.3 million in the fourth quarter of 1998. As of September 30, 1999, the Company expended approximately $5.9 million and expects to make payments through December 2002 related to these charges.

     Effective October 1, 1999, Coventry completed the transaction with Camcare, an integrated delivery system, to acquire its managed care subsidiary, Carelink Health Plans ("Carelink"). Carelink, based in Charleston, West Virginia, has approximately 43,000 commercial HMO and POS members, 12,000 Medicaid members and 1,500 enrollees from self-insured employers with annual premium revenue of approximately $93.0 million. Carelink's service area is generally contiguous with the West Virginia counties currently served by Coventry's health plans in West Virginia and Virginia. The transaction was accounted for as a purchase in which the Company paid approximately $8.0 million in cash (subject to final membership verification) in exchange for all of Carelink's stock. Carelink is a wholly-owned subsidiary of Coventry, and will continue to use the Carelink name in its service area. As part of the agreement, Carelink entered into a 5-year provider contract with Camcare for health care services and a 3-year exclusive contract to continue providing health benefit coverage to Camcare's employees and their dependents.

     On November 1, 1999, Coventry's subsidiary, Principal Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina's commercial membership in Charlotte, North Carolina for approximately $150 per member. Kaiser's Charlotte operation currently has approximately 31,000 HMO and POS members and generates approximately $53.0 million in annual premium revenue. Coventry believes the acquisition will improve its North Carolina health plan's financial position and allow the plan to capitalize on the growth potential in the Charlotte market.

     On November 5, 1999, Coventry announced that it intends to close its subsidiary, Principal Health Care of Indiana, Inc., by the end of the second quarter 2000, pending regulatory approval. The health plan currently has approximately 26 employees and 24,000 members throughout the state. As a result of the cost associated with exiting the Indiana market, Coventry expects to take a $2.0 million charge in the fourth quarter of 1999.

     The Indiana health plan was not operating profitably or demonstrating good prospects for future growth. Although closing the plan will not have a substantial impact on consolidated earnings, it will allow Coventry to focus resources and management attention on its other markets. Coventry's transition plan gives employers and members ample time to obtain coverage through one of the many other companies operating in Indiana, and the Company will work with employers to make the transition process as smooth as possible.

     On November 12, 1999, Coventry announced that it had signed a definitive agreement with The Anthem Companies, Inc. to acquire Anthem's West Virginia managed care subsidiary, PrimeONE, Inc. PrimeONE has approximately 18,000 commercial members and annual premium revenue of $32 million. PrimeONE's service area covers the entire state of West Virginia, expanding Coventry's existing West Virginia service area into the north-eastern section of the state. The acquisition will bring Coventry's total membership in West Virginia to over 109,000 and is expected to close in the first quarter of 2000, subject to regulatory and other customary approvals and minimum membership criteria. The Company plans to merge PrimeONE, based in Charleston, West Virginia, with its existing Carelink operations, also based in Charleston, immediately following the acquisition. The acquisition of PrimeONE continues Coventry's efforts to build market share in existing and contiguous service areas through strategic, financially attractive acquisitions. This transaction expands our West Virginia service area statewide and increases our size in a market where we already built market share earlier this year through the acquisition of Carelink Health Plans.

Legal Proceedings

     The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market. AHERF filed for bankruptcy protection on July 21, 1998, and shortly thereafter the Company filed a lawsuit against the hospitals seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc., was liable to the hospitals for payment of these medical services. As a result, the Company, which is ultimately responsible for these medical costs, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF had not formally rejected the capitation agreement, the parties were no longer operating under its terms. On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital (AGH), formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System (West Penn), whereby the hospitals agreed that the Company would not be liable for the payment of the medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded. As of September 30, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, Coventry expects to release $6.3 million of the reserve, which will be reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents Coventry's remaining obligations under the settlement and will be expended through August 2007.

     Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement effective January 1, 1998 with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are currently involved in arbitration proceedings. The Company intends to vigorously pursue this matter, and expects to have a decision prior to December 31, 1999.

Other

     As of December 31, 1998, Coventry exited the Medicare program in several counties representing approximately 18,000 members. Approximately 10,000 of those members were in the Florida and Illinois health plans that were sold effective December and November 1998, respectively. The remaining markets were exited because the reimbursement rates were not adequate and/or Coventry was not successful in renegotiating adequate reimbursement rates.

     On July 13, 1999, Coventry announced a new program designed to provide total health and lifestyle management to the Medicare population. The 5,000 member pilot, launched in the Pittsburgh area, will combine a system of improved delivery of care with specialized life and medical interventions for seniors with varying care needs.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

     Managed care premiums decreased by $58.5 million, or 10.3%, from the prior year third quarter. This decrease was primarily attributable to the reduction of membership resulting from the sales of the Florida and Illinois health plans in the fourth quarter of 1998. Exclusive of the Florida and Illinois operations, managed care premiums increased by $25.9 million, or 5.4%, primarily due to the increase in Medicare risk and Medicaid membership of 31,124, or 19.4%, in continuing markets.

     In addition to the increase in Medicare risk and Medicaid membership, combined premium yields increased by an average of $11.10, or 7.8%, on a per member per month ("PMPM") basis to $152.68 PMPM, attributable to rate increases.

     The Medicare risk and Medicaid programs continue to grow in existing markets through recently expanded programs. The increase in Medicare risk and Medicaid membership was offset by a decrease in commercial membership of 54,042, or 5.5%. The decrease in commercial membership occurred primarily in the Pennsylvania market and was attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry's efforts to adhere to a strict pricing discipline. Coventry will continue to be diligent in its attempt to obtain adequate premium increases and expects its commercial premium rates to increase in excess of 10% for renewals in the fourth quarter of 1999.

     Management services revenue decreased $4.9 million, or 19.7%, from the prior year third quarter primarily due to the decrease in PPO revenue under Coventry's Agreement with Principal Life.

     Health benefits expense decreased $67.8 million, or 13.4%, from the prior year third quarter. Excluding the Florida and Illinois operations, health benefits expense increased $3.3 million, or 0.8%. Coventry's medical loss ratio decreased significantly from 89.0% in the prior year's third quarter to 85.8% in the current year's third quarter.

     As previously discussed, in July 1998 AHERF (the global capitation provider organization for Coventry members in western Pennsylvania) filed for bankruptcy protection under Chapter 11. In addition to the charge for the reserve established to provide for the estimated IBNR claims on behalf of the globally capitated Coventry members at the date of the bankruptcy filing, the medical loss ratio for such members was negatively affected compared to the percentage of premium paid to AHERF under the global capitation agreement. In addition, Coventry increased administrative staff for patient utilization and medical management in western Pennsylvania.

     Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. Coventry is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve member access to providers.

     Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, Coventry reviews the actual payout of claims relating to prior period accruals, which may take up to six months to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Coventry's control. Coventry continually refines its reserving practices to incorporate new cost events and trends.

     SG&A expense decreased $4.3 million, or 5.5%, from the prior year third quarter, due primarily to the sale of Florida & Illinois health plans. SG&A expense, as a percent of revenue, increased to 13.9% for the quarter ended September 30, 1999, from 13.2% in the prior year third quarter. The prior year third quarter was unusually low due to changes in estimates of certain accrued amounts in that quarter. In an effort to control costs and improve customer service, Coventry is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. All activities are expected to be fully transferred by the end of the second quarter of 2000.

     Depreciation and amortization decreased $0.5 million, or 6.3%, from the prior year third quarter. This decrease was primarily attributable to the reduction of intangible assets resulting from the sales of the Florida and Illinois health plans and the sale of the Renewal Rights and Coinsurance Agreements described above.

     Other income, net of interest expense, increased by $2.0 million, or 34.4%, from the prior year third quarter. On a same store basis, other income, net of interest expense, increased $3.1 million, or 144.7%, primarily due to the reduction of interest expense from the reduction of debt.

     Earnings from operations increased to $11.4 million from $2.2 million in the prior year third quarter attributable to the various factors described above.

     Coventry's net income was $11.0 million compared to net income of $5.1 million for the third quarter of 1998. Net income per share was $0.17 for the third quarter of 1999 compared to net income per share of $0.09 in the prior year third quarter. The weighted average common shares outstanding was approximately 64,329,000 and 58,899,000 on a diluted basis, for the quarters ended September 30, 1999 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Managed care premiums increased $75.1 million for the nine months ended September 30, 1999, or 5.2%, from the corresponding period in 1998 primarily attributable to the additional revenue associated with the acquisition of the PHC health plans in April 1998. The increase was also due to the increase in Medicare risk and Medicaid membership of 31,124, or 19.4%, in continuing markets. In addition to the increase in risk membership, premiums increased by an average of $10.16, or 7.3%, on a defined above PMPM basis, to $149.90 PMPM, attributable to rate increases coupled with changes in the overall product mix due to the acquisition of the PHC health plans. The Medicare risk and Medicaid programs continue to grow in existing markets through recently expanded programs. The increase in Medicare risk and Medicaid membership was offset by a decrease in commercial membership of 54,042, or 5.5%. The decrease in commercial membership occurred primarily in the western Pennsylvania market, attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry's efforts to adhere to strict pricing discipline. Coventry will continue to be diligent in attempting to obtain adequate premium increases and expects its commercial premium rates to increase in excess of 10% for renewals in the fourth quarter of 1999.

     Management services revenue increased $7.2 million for the nine months ended September 30, 1999, or 13.5%, from the corresponding period in 1998 primarily attributable to the PHC Administrative Services Only ("ASO") operations and the conversion of a large group from a commercial risk product to a self-funded product. Management services and marketing services agreements that were entered into coincident with the acquisition of the PHC health plans accounted for approximately $3.6 million, or 50.0% of the increase.

     Health benefits expense increased $49.0 million for the nine months ended September 30, 1999, or 3.9%, from the corresponding period in 1998 due to the additional expenses associated with the acquisition of the PHC health plans in April 1998. Coventry's medical loss ratio decreased slightly to 85.7% from 86.8% in the prior year nine months due to premium rate increases which were a result of Coventry's efforts to maintain strict pricing discipline.

     SG&A expense increased $21.5 million, or 10.4%, from the corresponding period in 1998. SG&A expense, as a percent of revenue, increased to 14.3% for the nine months ended September 30, 1999, from 13.7% in the corresponding period in the prior year primarily attributable to additional costs associated with the PHC health plans. In an effort to control costs and improve customer service, Coventry is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. All activities are expected to be fully transferred by the end of the second quarter of 2000.

     Depreciation and amortization increased $2.9 million, or 16.2%, compared to the corresponding period in the prior year primarily as a result of the additional amortization related to the intangibles recorded as part of the acquisition of the PHC health plans in April 1998.

  Other income, net of interest expense, increased $7.5 million, or 56.9%, for the nine months ended September 30, 1999 from the corresponding period in 1998, primarily due to the reduction of interest expense from the reduction of debt and increased investment income resulting from the increase in invested assets subsequent to the acquisition of the PHC health plans.

     Earnings from operations increased $71.6 million, or 171.0% from the corresponding period in 1998. Excluding charges related to AHERF and the relocation of the corporate office, operating earnings increased $8.8 million, or 42.2%, attributable to the various factors described above.

     Coventry's net income was $28.4 million compared to a loss of $18.0 million for the corresponding period ended September 30, 1998. Net income per share was $0.46 for the nine months of 1999 compared to a net loss per share of $0.36 in the nine months of 1998. Excluding the AHERF charge and merger costs, Coventry would have reported earnings per share of $0.40 in the corresponding period in 1998. The weighted average common shares outstanding were approximately 64,275,000 and 54,102,000 on a diluted basis for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Coventry's total cash and investments, excluding deposits of $24.3 million restricted under state regulations, decreased $76.5 million to $525.3 million at September 30, 1999 from $601.8 million at December 31, 1998. The decrease is primarily attributable to $66.8 million of cash used in operations for the nine month period. A significant portion of the cash used in operations (approximately $51.6 million) was used to pay the runout of medical claims associated with Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc., the two health plans that were sold effective December 31, 1998 and November 30, 1998, respectively. The reduction in cash and investments was also attributable to the reduction of deferred revenue resulting from changes in the timing of premium payments from the U.S. Health Care Financing Administration for Medicare membership and Coventry's efforts to reduce medical claims inventory in 1999.

     Coventry's investment guidelines emphasize investment-grade fixed-income instruments to provide short-term liquidity and minimize the risk to principal. Coventry believes that as its long-term investments are available for sale, the amount of such investments should be added to current assets when assessing its working capital and liquidity; on such basis, current assets plus long-term investments available for sale, less short-term liabilities, increased to $241.2 million at September 30, 1999 from $187.8 million at December 31, 1998.

     Coventry's HMO and insurance company subsidiary are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends Coventry may receive from these companies. Including statutory reserve requirements, Coventry's regulated subsidiaries had surpluses in excess of requirements of approximately $91.2 million and $93.4 million at September 30, 1999 and December 31, 1998, respectively. Not including statutory reserves, Coventry had cash and investments of approximately $74.5 million and $96.8 million at September 30, 1999 and December 31, 1998, respectively. These funds are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. Coventry also has entered into agreements with certain of its regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary's insolvency.

     During the quarter ended June 30, 1997, Coventry entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40.0 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of Coventry's common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, were convertible into 3.6 million shares and 0.4 million shares of Coventry's common stock, respectively, and were exchangeable at Coventry's or Warburg's option for shares of convertible preferred stock. During the second and third quarters of 1999, Coventry converted all Coventry Notes held by Franklin and Warburg totaling $47.1 million, including interest, into 4,709,545 shares of Series A convertible preferred stock.

     Projected capital investments in 1999 of approximately $15.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. Approximately $9.0 million, net has been expended during the nine months ended September 30, 1999.

     Coventry believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through September 30, 2000.

IMPACT OF YEAR 2000

     Coventry's business is significantly dependent on information systems ("IS"). Coventry has implemented a Year 2000 readiness program designed to prevent material information system disruption associated with the millennium date change. The program includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical information supply chains. Coventry's Year 2000 readiness program can be broken down into five categories: 1) IS hardware, software and networks, 2) office equipment which relies on microchips or telecommunications, 3) buildings and facilities, 4) business partners and customers, and 5) business risk and contingency planning. As anticipated, the Year 2000 readiness program was substantially completed by the second quarter of 1999. The total estimated cost of the program is approximately $13.1 million, of which $12.2 million had been incurred through September 30, 1999. No material impact on critical IS development was caused by Year 2000 initiatives. The cost of Year 2000 modifications is based on management's best estimates. Actual costs, however, may differ from those currently anticipated. All Year 2000 initiatives are monitored by a steering committee made up of management personnel representing Coventry's legal, compliance, finance, actuarial, medical and IS departments. The steering committee reports the status of Coventry's Year 2000 readiness program to senior management, who report to the board of directors.

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

     The specific phases of the Year 2000 readiness program are as follows:

     IS Hardware, Software and Networks

     Coventry has historically purchased its core software applications rather than build them. Coventry is currently operating on two different platforms for its core managed health care software applications. The former Coventry Corporation health plans use the IDX managed care system. The current release of that system is vendor certified to be Year 2000 compliant and Coventry has converted its applications to that current release in a live production environment. All operating system upgrades on above-named systems have been completed. Future Date Testing for these systems were completed as scheduled. The former PHC health plans are using a different third party product, which has been customized and is no longer supported by the vendor. That system utilizes Julian dates for all internal processes and is Year 2000 compliant. As part of Coventry's readiness program, the entire application has been reviewed, necessary changes identified and programming modifications have been completed, tested and are in production. The computer operating systems are tested and are in production.

     All internally developed systems have been inventoried and plans made to upgrade, modify or replace them as necessary to make them Year 2000 compliant. All internally developed systems are in a Year 2000 ready state or are moving to an inquiry only status. Coventry has requested all vendors of currently installed software to disclose their products' current Year 2000 readiness and their plan for achieving Year 2000 readiness. All vendor software code except as noted is certified to be Year 2000 ready. All network and server hardware and software systems have been tested and repaired and are now Year 2000 ready.

     Other major purchased applications that were non-compliant have been replaced by upgraded software from vendors or replaced by new purchased systems. Those applications include replacements for Coventry's general ledger and financial reporting applications, a data warehouse for financial and medical information decision support, and a proposal and rating system to support the underwriting and marketing processes. The general ledger, underwriting and data warehouse systems are complete and in production. Non-critical financial and human resource systems have also been completed.

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

     Risk Assessment and Contingency Planning

     Coventry is reviewing its existing contingency plans for necessary modifications to address specific Year 2000 issues and Day 1 and Contingency Plans have been created. As part of its contingency planning Coventry has analyzed the most likely worst case scenario that could result from Year 2000-related failures. Coventry's best estimate of that scenario, based on current information, would involve a combination of major operational disruptions by its principal depository financial institutions, utility and telecommunication suppliers and its largest hospital and provider networks in its Pennsylvania and Missouri markets. Coventry's Year 2000 readiness program and contingency planning efforts are designed to prevent and/or mitigate the effects of such possible failures by evaluating technology risks and where prudent, implementing contingency plans to deal with these risks.

LEGISLATION AND REGULATION

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. Some proposals, if enacted, could, among other things, limit Coventry's ability to control medical costs, increase Coventry's exposure to liability to members for coverage denials or delays, require certain coverages and impose other requirements on managed care companies. Although the provisions of legislation that may be adopted at the state level cannot be accurately and completely predicted at this time, Coventry's management believes that the ultimate outcome of currently proposed legislation and state legislation enacted to date should not have a material adverse effect on its operations. On the federal level, Coventry expects that some form of managed health care reform may be enacted. At this time, it is unclear when such legislation might be enacted as well as the content of any new provisions. Coventry's management believes that the ultimate outcome of such federal legislation should not have a material adverse effect on its operations.

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

IF COVENTRY IS UNABLE TO INCREASE ITS REVENUES, IT MAY NOT BE PROFITABLE AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

     Increases in Coventry's revenues will be generally dependent upon its ability to increase premiums and membership. Premium rates for managed care plans generally have increased in recent months, but Coventry could experience unforeseen decreases or severely limited increases in future premium revenues. Factors that could affect Coventry's ability to maintain or increase revenues include (i) loss of membership to competitors, (ii) failure to attract new members, (iii) inability to increase premiums due to regulatory restrictions,
(iv) loss of membership due to increased premium rates, (v) withdrawal from unprofitable markets, and (vi) consumer preferences for lower priced health care options. Currently, the majority of Coventry's premium revenues come from commercial employer contracts. Large customers, whose contracts are generally renewable each year, represent a significant percentage of the membership of one or more of Coventry's health plans and twenty percent (20%) of Coventy's overall membership. The loss of one or more of these customers could result in a material adverse effect with respect to future revenues and Coventry's ability to cover costs. Also, 25.7% of Coventry's premium revenues year-to-date were derived from governmental programs, including Medicare and Medicaid. These premiums are generally fixed by the government and Coventry cannot adjust them based on its anticipated costs. Recent legislation has limited Medicare premium increases substantially as compared to increases permitted in prior years. As a result, the future costs of Coventry's government programs could exceed the future premium revenues received. Such losses of premium revenues and membership could adversely affect Coventry's financial position and profitability and cause a decline in the value of your investment in Coventry.

LIMITATIONS ON COVENTRY'S ABILITY TO PROJECT ACTUAL HEALTH CARE COSTS COULD RESULT IN COSTS BEING HIGHER THAN PREMIUM REVENUES, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT IN COVENTRY.

     Coventry expects to use a substantial portion of its revenues to pay the costs of health care services and supplies delivered to its membership. The total cost incurred by Coventry is affected by the number of individual services rendered and the cost of each service. A large part of the Coventry's premium revenue is set on an annual basis before the actual services are delivered and the related costs are incurred. The number of individual services rendered and the cost of each service affect Coventry's total health care costs. While the Company attempts to base the premiums it charges, at least in part on its estimate of expected health care costs over the fixed premium period, other factors may limit its ability to fully base premiums on estimated costs and could cause actual health care costs to exceed estimated health care costs. These factors could include (i) the increased cost of individual health care services, (ii) the type and number of individual health care services delivered may exceed our expectations, (iii) the occurrence of catastrophes or epidemics,
(iv) seasonality and trends, (v) general inflation, (vi) new mandated benefits or other regulatory changes that increase its costs, (vii) operational issues,
(viii) insured population characteristics, (ix) competitive pressures and (x) other unforeseen occurrences. Coventry establishes reserves based on estimates of the costs incurred for covered services received by members but not yet reported. Coventry's reserves for incurred-but-not-reported liabilities may fall short of the actual amount of incurred-but-not-reported liabilities. This shortfall could significantly change Coventry's results of operations, affect profitability and adversely affect the value of your investment in Coventry. Historically, increases in the cost of health care services and higher than expected use of health care services have caused health care costs to rise faster than general inflation. While these increases have moderated recently, Coventry cannot insure that the cost of health care services or utilization will not again increase at a more rapid pace. Such increases could significantly change results of operations, affect profitability and adversely affect the value of your investment.

FAILURE TO OBTAIN COST-EFFECTIVE AGREEMENTS WITH A SUFFICIENT NUMBER OF PROVIDERS MAY RESULT IN HIGHER MEDICAL COSTS AND LOSS OF MEMBERSHIP, WHICH COULD CAUSE YOUR INVESTMENT IN COVENTRY TO DECLINE IN VALUE.

     Prior to 1997, Coventry's St. Louis and Pennsylvania health plans offered members access to Coventry-owned and Coventry-staffed medical centers, as well as to networks of contracting providers. During 1997, Coventry's medical centers were sold to provider systems that have contracted to provide care to Coventry's members continuing to use these centers. Coventry expects that substantially all of its members will be served by providers contracting with the Company to provide the requisite medical care. Coventry's ability to contract successfully with a sufficiently large number of providers in a given geographic market will affect the relative attractiveness of Coventry's managed care products in those markets. The terms of those provider contracts also have a material impact on Coventry's medical costs and its ability to control these costs. In some of Coventry's markets, certain provider systems have a major presence. If these provider systems refuse to contract with Coventry, place Coventry at a competitive disadvantage or use their market position to negotiate contracts unfavorable to Coventry, product offerings or profitability in these markets could be adversely affected.

     Among the medical cost control techniques Coventry has utilized are capitation agreements with providers pursuant to which the providers are paid a fixed dollar amount per member per month, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to a large number of members for a fixed percentage of the premium we charge with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, Coventry will be exposed to the risks that the provider systems are financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements or that members may prefer other providers in the market.

OPERATING RESULTS MAY NOT CONTINUE TO IMPROVE IN 1999 AND 2000, WHICH COULD NEGATIVELY AFFECT COVENTRY'S EARNINGS AND THE VALUE OF YOUR INVESTMENT IN COVENTRY MAY DECLINE.

     Coventry's operating loss in 1998 was primarily attributable to charges related to the establishment of reserves related to the bankruptcy of AHERF, and to the relocation of its corporate headquarters. Although the Company has reached a settlement with respect to the AHERF bankruptcy and Coventry's operating results have improved, there can be no assurance that operating results will continue to improve. If Coventry experiences operating losses in 1999 and 2000, its earnings will be negatively affected and the value of your investment in Coventry may decline.

PRINCIPAL LIFE INSURANCE COMPANY AND ITS AFFILIATES MAY BE ABLE TO TAKE CONTROL OF COVENTRY, WHICH COULD ADVERSELY AFFECT THE VALUE OF YOUR SHARE OF COVENTRY COMMON STOCK

     As a result of Coventry's acquisition of the Principal Health Care health plans, Principal Life owns approximately 40% of Coventry's common stock, on a fully diluted basis. Although Principal Life has agreed to a limitation on acquiring additional shares of Coventry's common stock, Principal Life has the right to acquire additional shares of Coventry's common stock in order to maintain ownership of up to 40% of Coventry's common stock, and has the right to elect at least one member of Coventry's Board of Directors for each 6% ownership of Coventry's common stock until April 2003. Prior to April 2003, Principal Life has agreed to vote its shares in favor of an acquisition required to be approved by shareholders that the Board has recommended and that has been approved by a majority of shareholders other than Principal Life. After April 2003 or after a third party acquires more voting securities than those held by Principal Life, there will be no restrictions on the acquisition of Coventry's common stock by Principal Life. As a result, Principal Life, in addition to having an effective veto over transactions involving a shareholder vote (assuming it were to continue to beneficially own 40% of Coventry's common stock), could acquire over 50% of Coventry's common stock and take actions requiring a shareholder vote without the need for any vote of Coventry's remaining shareholders. If Principal Life were to acquire over 50% of common stock, it would have actual control of Coventry and would be the majority shareholder and controlling vote in all actions involving a shareholder vote. As the majority shareholder, Principal Life could block transactions that were advantageous to the minority shareholders. There could be no assurance that the value of your investment in Coventry would not decline because future investors would not consider Coventry's common stock to be an attractive investment.

FORWARD-LOOKING STATEMENTS

     The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to risks and uncertainties including the "Risk Factors" described above and in Coventry's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual operations and results to differ materially from those expected, anticipated, or projected. Among the factors that may materially affect Coventry's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk. Coventry undertakes no obligation to update the forward-looking information set forth herein as a result of new information or future events.

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

     Coventry has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include emphasizing credit quality, managing portfolio duration, maintaining or increasing investment income through high coupon rates, and actively managing profile and security mix depending upon market conditions. Coventry has classified all of its investments as available-for-sale. The fair value of the Company's investments in debt securities at September 30, 1999 was $364.2 million. Debt securities at September 30, 1999 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                              Amortized      Fair
                                                Cost         Value
                                             ----------------------
                                                 (in thousands)
 Maturities:

 Within 1 year                               $ 84,737     $ 84,742

 1 to 5 years                                 102,054      101,733

 6 to 10 years                                 67,203       65,407

 Over 10 years                                112,647      112,336

Other securities without stated maturity         --           --
 Total short-term and long-term             ----------------------
            Securities                       $366,641     $364,218
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

     Based on Coventry's debt securities portfolio and interest rates at September 30, 1999, a 100 basis point increase in interest rates would result in a decrease of $7.4 million, or 2.0%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

     ITEM 1: Legal Proceedings

     Settlement with AHERF related entities. The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation (AHERF) have been involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market. AHERF filed for bankruptcy protection on July 21, 1998, and shortly thereafter the Company filed a lawsuit against the hospitals seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc., was liable to the hospitals for payment of these medical services. As a result, the Company, which is ultimately responsible for these medical costs, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing. Although AHERF had not formally rejected the capitation agreement, the parties were no longer operating under its terms. On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital
(AGH), formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System (West Penn), whereby the hospitals agreed that the Company would not be liable for the payment of the medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfil its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded. As of September 30, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, Coventry expects to release $6.3 million of the reserve, which will be reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents Coventry's remaining obligations under the settlement and will be expended through August 2007.

     Unity Arbitration. Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement, effective January 1, 1998, with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes have arisen under the agreement, cross-claims have been made and the matter has been submitted to arbitration before the American Arbitration Association. GHP is demanding payment from Unity of $7.6 million and specific performance under the agreement. Unity is demanding payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. The Company believes that GHP has fulfilled all of its obligations under the agreement, that the amount demanded by GHP is properly due to GHP, and that GHP does not owe Unity the amounts claimed by Unity. The parties are currently involved in arbitration proceedings. The Company intends to vigorously pursue this matter, and expects to have a decision prior to December 31, 1999.

     Other Legal Actions. In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (RICO) and federal employee benefits law (ERISA), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that Coventry may be the target of a similar suit, Coventry believes there is no valid basis for such a suit.

     The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

     ITEMS 2, 3, 4 and 5: Not Applicable

     ITEM 6: Exhibits and Report on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

          Exhibit
          No.           Description of Exhibit
          -------       -----------------------
          10.1          Amendment to Employment Agreement dated July 12,
                        1999, between Thomas McDonough and Coventry Health
                        Care, Inc.

          10.2          Common Stock Purchase Warrant issued as January 4,
                        1999 to John W. Campbell.

          11.1          Computation of Net Earnings Per Share

          27            Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COVENTRY HEALTH CARE, INC.
                                                 (Registrant)

Date: November 15, 1999                   By:       /s/ Allen F. Wise
      -----------------                             ---------------------------
                                                    Allen F. Wise
                                                    President, Chief Executive
                                                    Officer and Director

Date: November 15, 1999                   By:       /s/ Dale B. Wolf
      -----------------                             ---------------------------
                                                    Dale B. Wolf
                                                    Executive Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Principal
                                                    Accounting Officer