Form 10-K
period 1999-12-31
COVENTRY HEALTH CARE INC
filed 2000-03-29
CIK 1054833

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant as of February 29, 2000 (computed by reference to the closing sales price of such stock on The Nasdaq Stock Market on such date) was $483,284,250.

       As of February 29, 2000, there were 59,027,084 shares of the registrant's voting Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed subsequent to the filing of this Form 10-K Report are incorporated by reference in items 10 through 13 of Part III hereof.
================================================================================

                           COVENTRY HEALTH CARE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                           ---------
PART I

Item 1:           Business                                                                                                      3

Item 2:           Properties                                                                                                   11

Item 3:           Legal Proceedings                                                                                            12

Item 4:           Submission of Matters to a Vote of Security Holders                                                          13

PART II

Item 5:           Market for Registrant's Common Equity and Related Stockholder Matters                                        14

Item 6:           Selected Consolidated Financial Data                                                                         14

Item 7:           Management's Discussion and Analysis of Financial Condition and Results of Operations                        16

Item 7A:          Quantitative and Qualitative Disclosures About Market Risk                                                   34

Item 8:           Financial Statements and Supplementary Data                                                                  35

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                         62

PART III

Item 10:          Directors and Executive Officers of the Registrant                                                           63

Item 11:          Executive Compensation                                                                                       63

Item 12:          Security Ownership of Certain Beneficial Owners and Management                                               63

Item 13:          Certain Relationships and Related Transactions                                                               63

PART IV

Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                              64

                                     PART I

       The statements contained in this Form 10-K that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the "Risk Factors" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, and actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, litigation risk and substantial ownership of the Company's common stock by Principal Life Insurance Company ("Principal Life").

ITEM 1:   BUSINESS

GENERAL

       Coventry Health Care, Inc. (together with its subsidiaries, the "Company", "Coventry", "we", "our", or "us"), successor-in-interest to Coventry Corporation, is a managed health care company operating health plans under the names Coventry Health Care, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, SouthCare and Carelink Health Plans. The Company provides a full range of managed care products and services including health maintenance organization ("HMO"), point of service ("POS") and preferred provider organization ("PPO") products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the state of Delaware on December 17, 1997.

       As of December 31, 1999, in continuing operations, the Company had 1,202,304 members for whom it assumes underwriting risk ("risk members") and 237,635 members of self-insured employers for whom it provides management services but does not assume underwriting risk. The following tables show the total number of members as of December 31, 1999 and 1998 and the percentage change in membership between these dates. The December 31, 1999 membership figures for continuing operations reflect the acquisitions of Carelink and Kaiser's North Carolina membership and the discontinuation of Coventry Health Care of Indiana, Inc., all of which occurred in 1999.

                                                                           DECEMBER 31,                   PERCENTAGE
                                                                     1999                1998               CHANGE
                                                             ------------------- -------------------- --------------------
Membership by Market:
At-risk membership in continuing operations
Carolina                                                              48,205             21,575               123.4%
Delaware                                                              56,700             54,329                 4.4%
Georgia                                                               27,485             20,273                35.6%
Iowa                                                                  76,205             79,306                (3.9%)
Kansas City                                                           66,753             51,993                28.4%
Louisiana                                                             37,837             39,730                (4.8%)
Nebraska                                                              26,927             34,598               (22.2%)
Pennsylvania                                                         376,416            402,178                (6.4%)
Richmond                                                              53,333             55,259                (3.5%)
St. Louis                                                            314,298            320,179                (1.8%)
West Virginia                                                         78,968             24,999               215.9%
Wichita                                                               39,177             35,342                10.9%
                                                                      ------             ------                -----
    Total at-risk membership by market                             1,202,304          1,139,761                 5.5%
    Total non-risk membership                                        237,635            217,523                 9.2%
                                                                     -------            -------                 ----

Total membership in continuing operations                          1,439,939          1,357,284                 6.1%
                                                                   =========          =========                 ====

Total membership in non-continuing operations
      Indiana                                                         23,434             28,030               (16.4%)

Total membership                                                   1,463,373          1,385,314                 5.6%
                                                                   =========          =========                 ====

Membership by Product:
At-risk membership in continuing operations
Commercial                                                           987,181            973,419                 1.4%
Medicare                                                              68,632             63,599                 7.9%
Medicaid                                                             146,491            102,743                42.6%
                                                                     -------            -------                -----
    Total at-risk membership by product                            1,202,304          1,139,761                 5.5%
    Total non-risk membership                                        237,635            217,523                 9.2%
                                                                     -------            -------                 ----

Total membership in continuing operations                          1,439,939          1,357,284                 6.1%
                                                                   =========          =========                 ====

Total membership in non-continuing operations
     Indiana                                                          23,434             28,030               (16.4%)

Total membership                                                   1,463,373          1,385,314                 5.6%
                                                                   =========          =========                 ====

PRODUCTS

Commercial

                        HEALTH MAINTENANCE ORGANIZATIONS

       The Company's HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, and ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services although some benefit plans require copayments or deductibles in addition to the basic enrollment fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member's choice of providers is limited to those within the health plan's HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies.

              PREFERRED PROVIDER ORGANIZATIONS AND POINT OF SERVICE

       The Company, through its health plans, offers flexible provider products, including PPO and POS products. These products permit members to participate in managed care but allow them to choose, at the time services are required, to use providers not participating in the managed care network. If a non-participating provider is utilized, deductibles and copayments are generally higher and increase the out-of-pocket costs to the member. PPO/POS premiums are typically lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Governmental Programs

                                    MEDICARE

        In late 1995, the Company introduced a Medicare product, for which the Company assumes risk, under the name "Advantra", in the St. Louis market. In 1996, the Company began marketing this product in its western Pennsylvania and central Pennsylvania markets. The Company also marketed a Medicare risk product in the Chicago, Illinois and Jacksonville, Florida markets. The Company introduced a Medicare risk product in Kansas City and Delaware effective July 1, 1999 and January 1, 2000, respectively. In 1998, the Company exited the Medicare program in several counties, in which it had approximately 18,000 members, approximately 10,000 of whom were in the Illinois and Florida health plans that were sold effective November 30, 1998 and December 31, 1998, respectively. The remaining counties were exited because the reimbursement rates were not adequate and/or the Company was not successful in its efforts to increase reimbursement rates. Effective January 1, 2000, the Company exited three counties in central Pennsylvania for similar reasons, representing less than 900 members.

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

                                    MEDICAID

       The Company offers health care coverage to Medicaid recipients in the St. Louis and central Missouri; Richmond, Virginia; Delaware; North Carolina; West Virginia and Iowa markets. Medicaid recipients in the St. Louis, central Missouri, North Carolina and Delaware markets are generally required to choose a managed care provider. In Richmond, Virginia, West Virginia and Iowa, enrollment in a Medicaid HMO is voluntary. Under a Medicaid risk contract, the participating state pays a monthly premium per member based on the age, sex, and eligibility category of the recipients enrolled in the Company's plans.

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

Management Services

       The Company's health plans offer management services to large employers who self-insure their employee health benefits. Under related contracts, employers who fund their own health plans receive the benefit of provider pricing arrangements from the health plan. The health plan also provides a variety of administrative services such as claims processing, utilization review and quality assurance for the employers. The health plan receives an administrative fee for these services but does not assume the healthcare cost underwriting risk. Certain of the Company's management services contracts include performance and utilization management standards which affect the fees received for these services. As a result of the acquisition of certain Principal Health Care Inc. ("PHC") health plans from Principal Life, the Company recognized revenue under a Marketing Services Agreement, Management Services Agreement and PPO access agreement with Principal Life. The Company also offers a PPO product to other third-party payors under which the Company provides rental of and access to the Company's PPO network, claims repricing and utilization review. The Company does not accept underwriting risk for this product. Non-risk membership in the tables above do not reflect membership attributable to this product.

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

       The Company determined in late 1996 to dispose of the staff model operations in Pittsburgh, Pennsylvania and St. Louis, Missouri. Effective March 31, 1997, the Company completed its sale of a majority of the medical offices in Pittsburgh, Pennsylvania associated with Allegheny Health, Education and Research Foundation ("AHERF"), a major provider organization in the Pittsburgh market, for approximately $20 million. Upon the sale, the Company entered into a long-term global capitation agreement with AHERF that increased the Company's globally capitated membership in western Pennsylvania to approximately 250,000 members, which was 91% of the Company's commercial, Medicaid and Medicare membership in western Pennsylvania. Under the arrangement, AHERF received a fixed percentage of premium to cover all the medical costs provided to the globally capitated members.

      On July 21, 1998, AHERF filed for bankruptcy protection. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market. Shortly after AHERF filed for bankruptcy protection, the Company filed a lawsuit against AHERF's non-debtor, affiliated hospitals seeking monetary damages and a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members and the hospitals filed a counterclaim for payment of these services. As a result, the Company, which was ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing. On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital, formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System ("West Penn"), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and the Company's remaining obligations have been determined and all AHERF-related litigation has been concluded. As of December 31, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, the Company released $6.3 million from the reserve, which was reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents the Company's remaining obligations under the settlement and will be expended through August 2007.

       Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market, for approximately $26.9 million. Upon the sale, the Company entered into a long-term global capitation agreement with BJC, since amended, that covered approximately 33.3% of the risk membership in St. Louis at December 31, 1998. Under the agreement, BJC receives a fixed percentage of premium to cover all of the medical treatment received by the globally capitated members. Global capitation agreements limit the Company's exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements. Various disputes alleging breaches have arisen under the BJC global capitation agreement concerning the accuracy and timeliness of claims payments, and the accuracy of membership reconciliations that would affect the amount of premiums paid to BJC to provide its services under the agreement. BJC contends that these alleged breaches entitles it to terminate the agreement. Although the parties are obligated to arbitrate their disputes under the terms of the agreement, the parties have agreed to attempt to negotiate a resolution of the various disputed issues concurrent with arbitration. While the Company acknowledges certain claims payment inaccuracies, the Company denies the remaining allegations and vigorously disputes that any such claims constitute a material breach of the agreement. Management does not believe that the outcome of these disputes will have a material impact on the consolidated financial statements, although there can be no assurance in this regard.

       Effective September 30, 1997, the Company completed the sale of its remaining five medical offices associated with HealthAmerica Pennsylvania, Inc. ("HealthAmerica") to ProMedCo Management Company. The agreement covered 21 physicians who serve approximately 12,000 members. The approximate $2.0 million of proceeds from the sale roughly equaled the carrying value of the medical offices.

       All of the Company's health plans currently offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of the Company's health plans.

HEALTH CARE PROVIDER COMPENSATION

       Under most open panel contracts, each primary care physician is paid a monthly fixed capitation fee for each enrollee selecting the physician and may receive additional compensation from risk-sharing and other incentive arrangements with the health plan to the extent that pre-established utilization and quality goals are achieved. Contracting specialist physicians are compensated under both discounted fee-for-service arrangements and capitation arrangements. The majority of the Company's contracts with hospitals provide for inpatient per diem or per case hospital rates, while outpatient services are typically contracted on a discounted fee-for-service basis. The Company pays many of its hospital and ancillary providers on a fixed fee schedule or a monthly fixed capitation fee. In the western Pennsylvania and St. Louis markets, the Company maintains risk sharing arrangements with integrated networks of physicians and providers. The Company has credit and operating risk associated with these arrangements. One of the risk sharing agreements in the St. Louis market remains in arbitration over amounts in dispute. Additionally, the Company has significant membership covered by global capitation agreements in St. Louis, as discussed above.

QUALITY ASSURANCE

       The Company has established systems to monitor the availability, appropriateness and effectiveness of the patient care it provides. Monitoring the quantity of physicians and support personnel needed for the number of enrollees served assists in determining and maintaining the availability of care at appropriate levels. Utilization data, collected and disseminated in the context of controlling costs, serves as a valuable indicator of over or under utilization of services, and helps the Company's health plans provide appropriate care for their members.

       The Company's health plans also have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. Studies are regularly conducted to discover possible adverse medical outcomes for both quality and risk management purposes.

       Appointment availability, member waiting times and environments are monitored. A member services department is responsible for monitoring and maintaining member satisfaction, and the Company's health plans periodically conduct membership surveys of both existing and former members concerning services furnished and suggestions for improvement.

UTILIZATION MANAGEMENT AND REVIEW

       A managed care company's profitability is dependent on maintaining effective controls over utilization of health care services consistent with the provision of high quality care. Each of the Company's health plans either employs physicians or contracts with physicians as Medical Directors who oversee the delivery of medical services. The Medical Director supervises medical managers (nurses) who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients' medical progress, and perform quality assurance and utilization functions.

       Medical directors also monitor the utilization of diagnostic services and encourage use of outpatient surgery and testing where appropriate. Data showing each physician's utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and presented to the health plan's physicians. These results are monitored by the medical directors in an attempt to ensure the use of cost-effective, medically appropriate services.

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

       The Company's Medicaid products are marketed directly to individuals while its Medicare products are marketed to both individuals and employer group retirees. Individual marketing to Medicare beneficiaries is conducted through use of a direct sales force and advertising efforts that include television, radio, newspaper, billboards, and direct mail. The Company also markets Medicare products through independent insurance brokers and agents. The Company's Medicaid and Medicare contracts are renewable annually. Medicare enrollees may disenroll monthly. Medicaid enrollees may disenroll, depending on the jurisdiction, either monthly or annually.

       Each of the Company's health plans employs a full-time marketing staff. The marketing staff uses advertising and promotional material prepared by advertising firms as well as market research programs.

       The Company received 16% of its consolidated revenues in 1999 from the Medicare program throughout its various markets. For the year ended December 31, 1999, HealthCare USA of Missouri, LLC ("HCUSA"), a subsidiary, received approximately $128 million or 100% of its revenues from the State of Missouri for Medicaid members. Also, the Company's health plan in Wichita received approximately $38.5 million, or 61% of its revenues from one employer group.

COMPETITION

       The Company's health plans operate in highly competitive environments and compete with other HMOs, PPOs, indemnity insurance carriers and, most recently, physician-hospital organizations. While competitive pressures in 1998 had an adverse affect on premiums from the Company's commercial products, the environment has generally improved in 1999, allowing the Company to implement average rate increases of 10% in 1999 on commercial business. The favorable pricing environment is expected to continue in 2000. In some cases, employer groups have moved from the traditional commercial HMO plans toward the lower premium flexible provider products.

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

       All of the Company's HMOs that contract with HCFA to provide services to Medicare beneficiaries pursuant to a Medicare+Choice contract are subject to federal laws and regulations. These HMOs may also be subject to state laws governing Medicare contracting. HCFA has the right to audit any health plan operating under a Medicare+Choice contract to determine the plan's compliance with federal law. The Company's HMOs with Medicare+Choice contracts must also comply with the requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries and under contract with certain states to monitor the quality of health care received by Medicaid recipients. In addition, cost reimbursement reports are required with respect to Medicare cost contracts and are subject to audit and revision.

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

      As a result of the Medicare+Choice and Medicaid products offered by Coventry, Coventry is subject to regulatory and legislative changes in those two government programs. The Balanced Budget Refinement Act of 1999 ("BBRA") was enacted into law on November 29, 1999. This law modifies the BBA, which had made the substantial revisions to the Medicare and Medicaid Programs. Specially, the BBRA revised the Medicare+Choice Program's enrollment rules and risk adjustment methodology. Additionally, the BBRA offers limited incentives to health plans to participate in the Medicare+Choice Program by offering increased monthly payments for Medicare+Choice plans in areas which currently do not have Medicare+Choice plans. The BBRA also allows Medicare+Choice plans greater flexibility in structuring benefit packages for enrollees in the same service area. At this time, the management of Coventry does not believe that the BBRA will have a material effect on the Company and its operations.

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

       The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program including, but not limited to, the Medicare, Medicaid and CHAMPUS programs. The law and the related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement. In 1996, as part of the Health Insurance Portability and Accountability Act of 1996, Congress adopted a statutory exception for certain risk-sharing arrangements which has not yet been interpreted by the Office of the Inspector General as no regulation, either proposed or final, has yet been published. Nevertheless, the Department of Health and Human Services ("DHHS") has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute. Specifically, DHHS has adopted safe harbor regulations addressing: (i) HMOs' waivers of Medicare and Medicaid beneficiaries' obligation to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees; and (ii) certain discounts offered to prepaid health plans by contracting providers. The Company believes that the incentives offered by its HMOs to Medicare and Medicaid beneficiaries and the discounts its plans receive from contracting health care providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. The Company believes that its arrangements do not violate the federal or similar state anti-kickback laws.

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

       Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. Some proposals, if enacted, could, among other things, limit Coventry's ability to control medical costs, increase Coventry's exposure to liability to members for coverage denials or delays, require certain coverages and impose other requirements on managed care companies. Although the provisions of legislation that may be adopted at the state level cannot be accurately and completely predicated at this time, Coventry's management believes that the ultimate outcome of currently proposed legislation and state legislation enacted to date should not have a material effect on its operations. On the federal level, Coventry expects that some form of managed health care reform may be enacted. At this time, it is unclear when such legislation might be enacted as well as the content of any new provisions. Coventry's management believes that the ultimate outcome of such federal legislation should not have a material adverse effect on its operations.

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

EMPLOYEES

       At March 3, 2000, the Company employed approximately 2,900 persons, none of whom are covered by a collective bargaining agreement.

TRADEMARKS

       The Company has the right in perpetuity to use the federally registered name "HealthAmerica" in Illinois, Missouri, Pennsylvania and West Virginia. The Company has federal and/or state registered service marks for "HealthAssurance," "GHP Access," "Healthcare USA," "Doc Bear," "CarePlus," "Coventry", "Advantra," "SouthCare" and "CareNet." The Company has pending applications for federal registration of the service marks "Senior Life Management," "Southern Select," and "Neighborhood Housecall." Effective December 31, 1999, the Company ceased using the names "Principal Health Care," "The Principal," "The Principal Financial Group," "Principal Health Care 65," and "PrinChoice," pursuant to an agreement entered into with Principal Life on May 19, 1999.

ITEM 2:  PROPERTIES

         As of December 31, 1999, the Company leased approximately 171,000 square feet of space for its corporate office in Bethesda, Maryland, the majority of which is subleased. The Company also leased approximately 667,000 aggregate square feet for office space, subsidiary operations, and customer service centers in the various markets where the Company's health plans operate. The Company's leases expire at various dates from 2000 through 2009. The Company also owns a building in Richmond, Virginia with approximately 45,000 square feet, which is used for administrative services related to its health plan in that market. The Company believes that its facilities are adequate for its operations.

ITEM 3:  LEGAL PROCEEDINGS

       SETTLEMENT WITH AHERF RELATED ENTITIES. The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation ("AHERF") were involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF on July 21, 1998. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market.

       Shortly after AHERF filed for bankruptcy protection, the Company filed a lawsuit against AHERF's non-debtor, affiliated hospitals seeking monetary damages and a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members and the hospitals filed a counterclaim for payment of these services.

       As a result, the Company, which was ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

       On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital, formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System ("West Penn"), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded.

       As of December 31, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, Coventry released $6.3 million from the reserve, which was reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents Coventry's remaining obligations under the settlement and will be expended through August 2007.

       UNITY ARBITRATION. Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement, effective January 1, 1998, with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes arose under the agreement and the matter was submitted to arbitration before the American Arbitration Association ("AAA"). GHP demanded payment from Unity of $7.6 million and specific performance under the agreement. Unity demanded payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. On December 23, 1999, the AAA tribunal of arbitrators awarded GHP the sum of $1.1 million for deficiencies in risk fund pools for 1998, and awarded Unity the sum of $1.8 million as liquidated damages for GHP's failure to meet certain administrative performance standards, and held Unity contractually liable for funding any deficits in the risk fund pools for 1999. The only remaining issue pending is the readjudication of certain disputed claims submitted subsequent to June 30, 1999.

       BJC. Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market, for approximately $26.9 million. Upon the sale, the Company entered into a long-term global capitation agreement with BJC, since amended, that covered approximately 33.3% of the risk membership in St. Louis at December 31, 1998. Under the agreement, BJC receives a fixed percentage of premium to cover all of the medical treatment received by the globally capitated members. Global capitation agreements limit the Company's exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements. Various disputes alleging breaches have arisen under the BJC global capitation agreement concerning the accuracy and timeliness of claims payments, and the accuracy of membership reconciliations that would affect the amount of premiums paid to BJC to provide its services under the agreement. BJC contends that these alleged breaches entitles it to terminate the agreement. Although the parties are obligated to arbitrate their disputes under the terms of the agreement, the parties have agreed to attempt to negotiate a resolution of the various issues concurrent with arbitration. While the Company acknowledges certain claims payment inaccuracies, the Company denies the remaining allegations and vigorously disputes that any such claims constitute a material breach of the agreement. Management does not believe that the outcome of these disputes will have a material impact on the consolidated financial statements, although there can be no assurance in this regard.

          OTHER LEGAL ACTIONS. In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

          Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (RICO) and federal employee benefits law (ERISA), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

          The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1999.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded on the National Market of the Nasdaq Stock Market(R) under the symbol "CVTY." The following tables set forth the quarterly range of high and low closing sales prices of the common stock on Nasdaq during the calendar period indicated:

                                                1999                                      1998
------------------------------------------------------------------------------------------------------------------
                                     HIGH                 LOW                  HIGH                   LOW
------------------------------------------------------------------------------------------------------------------
 First Quarter                      $11.375             $7.500                 $19.250              $12.375
 Second Quarter                      14.875              7.125                  19.125               12.750
 Third Quarter                       11.500              9.500                  16.000                3.875
 Fourth Quarter                       7.938              5.125                  10.250                4.625

       On March 17, 2000, the Company had approximately 487 shareholders of record, not including beneficial owners of shares held in nominee name.

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


ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATIONS STATEMENT DATA (1)                                                         DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                           1999           1998            1997           1996          1995
                                                        ---------------------------------------------------------------------------
Operating revenues                                       $2,162,372       $2,110,383     $1,228,351      $1,057,129    $ 852,390
Operating earnings (loss)                                    47,855          (36,195)        5,739          (91,346)      (1,275)
Net earnings (loss)                                          43,435          (11,741)       11,903          (61,287)          18
     Net earnings (loss) per share - basic (3)                 0.74            (0.22)         0.36            (1.87)           -
     Net earnings (loss) per share - diluted (3)               0.69            (0.22)         0.35            (1.87)           -

Weighted average common shares outstanding - basic (3)       59,025           52,477        33,210           32,818       31,526
Weighted average common shares outstanding - diluted (3)     64,159           52,477        33,912           32,818       32,150

BALANCE SHEET DATA (1)                                                               DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                          1999            1998            1997           1996          1995
                                                        ---------------------------------------------------------------------------
Cash and investments                                       $614,603        $614,583       $240,091       $168,423       $147,777
Total assets                                              1,081,583       1,091,228        487,182        448,945        385,675
Long-term obligations and notes
   payable (including current maturities)                    31,217          88,737        109,268        102,985         77,868
Redeemable convertible preferred stock                       47,095               -              -              -              -
Stockholders' equity and partners' capital (2)              480,385         436,539        117,818        100,427        153,851

(1) Balance Sheet Data for 1998 reflect the acquisition of the Principal Life Insurance Company health plans as of December 31, 1998 and Operations Statement Data for 1998 include the results of operations of the acquired PHC health plans beginning April 1, 1998, the date of acquisition.

(2) Predecessor company of a wholly owned subsidiary of the Company was an S Corporation.

(3)    Restated to comply with SFAS 128, "Earnings Per Share."

SUPPLEMENTARY FINANCIAL INFORMATION

       The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1999 and 1998.

                                                                           QUARTER ENDED
                                           MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                                             1999                   1999                  1999                1999 (1) (2)
                                       -------------------- --------------------- ---------------------- -----------------------
Operating revenues                            $527,848               $531,831              $529,889                $572,804
Operating earnings                               8,683                  9,626                11,391                  18,155
Net earnings                                     8,293                  9,157                10,970                  15,015
Net earnings per share - basic                    0.14                   0.16                  0.19                    0.25
Net earnings per share - diluted                  0.14                   0.15                  0.17                    0.24

                                                                           QUARTER ENDED

                                           MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                                             1998               1998 (3)(4)               1998                  1998 (5)
                                       -------------------- --------------------- ---------------------- -----------------------
Operating revenues                             $330,209              $583,804               $593,278                $603,092
Operating earnings (loss)                         7,178               (51,238)                 2,179                   5,686
Net earnings (loss)                               4,707               (27,756)                 5,068                   6,240
Net earnings (loss) per share - basic              0.14                 (0.47)                  0.09                    0.11
Net earnings (loss) per share - diluted            0.13                 (0.47)                  0.09                    0.11

(1) Coventry will close its subsidiary, Coventry Health Care of Indiana, Inc., by the end of the fourth quarter 2000. As a result of the cost associated with exiting the Indiana market, Coventry recorded a reserve for $2.0 million in the fourth quarter of 1999.

(2) In October 1999, the Company reached a settlement with AHERF. As a result of the settlement, the Company released $6.3 million of its AHERF reserve, which was reflected as a gain in the fourth quarter.

(3) Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of PHC have been included in the Company's consolidated financial statements since the date of acquisition. As a result of the merger, an estimated reserve of $7.8 million was established for the costs related to the relocation of the corporate office from Nashville, Tennessee to Bethesda, Maryland and other merger related expenses.

(4) The second quarter 1998 operating results were affected by the establishment of a reserve as a result of the bankruptcy filing by AHERF. The establishment of the reserves resulted in a charge to earnings of $55.0 million.

(5) The merger costs were less than the reserve established in the second quarter of 1998, resulting in a credit to earnings of $1.3 million.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

         The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the results of the Company's operations for each of the three years in the period ended December 31, 1999.

                                                        1999                                            1998
                                   ----------------------------------------------- -----------------------------------------------
                                                     PERCENT OF       PERCENT                        PERCENT OF       PERCENT
                                                      OPERATING       INCREASE                        OPERATING       INCREASE
                                       AMOUNT          REVENUE       (DECREASE)        AMOUNT          REVENUE       (DECREASE)
                                   ---------------- -------------- --------------- ---------------- -------------- ---------------
Operating revenues:
 Managed care premiums                  $2,082,075          96.3%            2.4%       $2,033,372          96.4%           68.3%
 Management services                        80,297           3.7%            4.3%           77,011           3.6%          281.2%
                                            ------           ----            ----           ------           ----          ------
   Total operating revenues              2,162,372         100.0%            2.5%        2,110,383         100.0%           71.8%
                                   ----------------                                ----------------
Operating expenses:
 Health benefits (1)                     1,792,652          82.9%            1.4%        1,767,374          83.7%           70.0%
 Selling, general and
administrative                             297,922          13.8%            2.1%          291,919          13.8%           71.7%
 Depreciation and
amortization                                28,205           1.3%            9.4%           25,793           1.2%          102.5%
 Plan shutdown expense                       2,020           0.1%               -                -              -               -
 AHERF charge                              (6,282)          (0.3%)        (111.4%)          55,000           2.6%               -
 Merger costs                                    -              -               -            6,492           0.3%               -

Operating earnings (loss)                   47,855           2.2%         (232.2%)         (36,195)         (1.7%)        (730.7%)
Other income, net                           29,906           1.4%            9.7%           27,251           1.3%            9.5%
Interest expense                           (1,761)          (0.1%)         (79.4%)          (8,566)         (0.4%)         (16.6%)
                                           -------         ------         -------          -------         ------         -------
Earnings (loss) before
income taxes
   and minority interest                    76,000           3.5%        (534.0%)          (17,510)         (0.8%)        (186.1%)
                                            ------           ----        --------         --------         ------        --------

Net earnings (loss)                        $43,435                                        $(11,741)
                                   ================                                ================

Membership at December 31:
   Commercial                            1,010,282                                       1,000,699
   Governmental Programs                   215,123                                         166,342
   Non-risk                                237,968                                         218,273
                                   ----------------                                ----------------
                                         1,463,373                                       1,385,314
                                   ================                                ================

                                                1997
                                   --------------------------------
                                                      PERCENT OF
                                                      OPERATING
                                       AMOUNT          REVENUE
                                   ---------------- ---------------
Operating revenues:
 Managed care premiums                  $1,208,149           98.4%
 Management services                        20,202            1.6%
                                            ------            ----
   Total operating revenues              1,228,351          100.0%
                                   ----------------
Operating expenses:
 Health benefits (1)                     1,039,860           84.7%
 Selling, general and
   administrative                          170,017           13.8%
 Depreciation and
   amortization                             12,735            1.0%
 Plan shutdown expense                           -               -
 AHERF charge                                    -               -
 Merger costs                                    -               -

Operating earnings                           5,739            0.5%
Other income, net                           24,880            2.0%
Interest expense                           (10,275)         (0.8)%
                                          --------          ------
Earnings before
  income taxes
  and minority interest                     20,344            1.7%
                                            ------            ----

Net earnings                               $11,903
                                   ================

Membership at December 31:
   Commercial                              622,942
   Governmental Programs                   142,881
   Non-risk                                148,910
                                   ----------------
                                           914,733
                                   ================


(1) The medical loss ratio (health benefits as a percentage of managed care premiums) was 86.1%, 86.9%, and 86.1% in 1999, 1998 and 1997,
       respectively.

GENERAL

OVERVIEW

       Coventry Health Care, Inc. (together with its subsidiaries, the "Company", "Coventry", "we", "our", or "us"), successor-in-interest to Coventry Corporation, is a managed health care company operating health plans under the names Coventry Health Care, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, SouthCare and Carelink Health Plans. The Company provides a full range of managed care products and services including health maintenance organization ("HMO"), point of service ("POS") and preferred provider organization ("PPO") products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the state of Delaware on December 17, 1997.

        During the three years ended December 31, 1999, the Company experienced substantial growth in operating revenues due primarily to membership increase. Much of the growth was in 1998 and was attributable to the acquisition of the Principal Health Care, Inc. ("PHC") plans effective April 1, 1998. Additional membership growth was achieved through marketing efforts, acquisitions, geographic expansion and increased product offerings.

         The Company's commercial managed care premium revenues during the three years in the period ended December 31, 1999 were comprised of premiums from its commercial HMO products and flexible provider products, including PPO and POS products for which the Company assumes full underwriting risk. Premiums for such commercial PPO and POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and copayments that are required from the PPO and POS members. Premium rates for commercial HMO products are reviewed by various state agencies based on rate filings. While the Company has not had such filings modified, no assurance can be given that approvals for rate submissions will continue.

        The public sector managed care premium revenues consists of premiums from the Company's Medicare risk, Medicare cost and Medicaid products. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. Premium rates for the Medicaid and Medicare risk products are established by governmental regulatory agencies and may be reduced by regulatory action.

        The Company's management services revenues result from operations in which the Company's health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected HMO coverage. The Company receives an administrative fee for these services, but does not assume underwriting risk. In addition, the Company offers a PPO product to other third party payors, under which it provides rental of and access to the Company's PPO network, claims repricing and utilization review, and does not assume underwriting risk. A significant portion of the Company's management services revenue in 1999 and 1998 was a result of the acquisition of certain PHC health plans from Principal Life Insurance Company ("Principal Life"). The Company recognized revenue under a Marketing Services Agreement, Management Services Agreement and PPO access agreement with Principal Life. These agreements have either expired or have been terminated as of December 31, 1999.

            As of December 31, 1999, Coventry had 1,202,304 members for whom it assumes underwriting risk ("risk members") and 237,635 members of self-insured employers for whom it provides management services but does not assume underwriting risk ("non-risk members") in continuing operations. The following tables show the total number of members in continuing operations as of December 31, 1999 and 1998.

                             COMMERCIAL RISK                    GOVERNMENTAL RISK
                    ----------------------------------- -----------------------------------
                           HMO             PPO/POS          MEDICARE          MEDICAID           NON-RISK            TOTAL
--------------------------------------- --------------- ----------------- --------------------------------------------------------
           1999
--------------------
 Pennsylvania               172,221          181,371           22,824                 -               102,808          479,224
 St. Louis                  104,773           69,748           42,317            97,460                28,872          343,170
 Delaware                    35,529              139                -            21,032                59,978          116,678
 West Virginia               44,937           19,291              990            13,750                13,636           92,604
 Iowa                        73,901                -              686             1,618                12,145           88,350
 Kansas City                 64,893               45            1,815                 -                 1,844           68,597
 Richmond                    37,650            7,268                -             8,415                14,345           67,678
 Carolina                    43,989                -                -             4,216                     -           48,205
 Wichita                     39,177                -                -                 -                   299           39,476
 Louisiana                   37,837                -                -                 -                    57           37,894
 Nebraska                    26,927                -                -                 -                 3,651           30,578
 Georgia                     27,485                -                -                 -                     -           27,485
                    --------------------------------------------------------------------------------------------------------------
   Total                    709,319          277,862           68,632           146,491               237,635        1,439,939
                    ==============================================================================================================

           1998
--------------------
 Pennsylvania               200,688          175,919           25,571                 -                88,785          490,963
 St. Louis                  138,031           62,615           38,028            81,505                23,029          343,208
 Delaware                    37,500                -                -            16,829                58,062          112,391
 West Virginia                6,379           18,620                -                 -                14,503           39,502
 Iowa                        77,912                -                -             1,394                10,778           90,084
 Kansas City                 51,993                -                -                 -                 5,526           57,519
 Richmond                    51,980              264                -             3,015                14,812           70,071
 Carolina                    21,575                -                -                 -                     -           21,575
 Wichita                     35,342                -                -                 -                   399           35,741
 Louisiana                   39,730                -                -                 -                   161           39,891
 Nebraska                    34,598                -                -                 -                   720           35,318
 Georgia                     20,273                -                -                 -                   748           21,021
                    --------------------------------------------------------------------------------------------------------------
   Total                    716,001          257,418           63,599           102,743               217,523        1,357,284
                    ==============================================================================================================

         The Company experienced strong sales and renewals for January 2000, adding about 30,000 members, excluding Indiana membership, to December 1999 results. Commercial membership grew by about 12,000 members despite pricing increases in most markets. Medicare membership was essentially flat, even though the Company exited three counties in Pennsylvania and reduced benefits and increased premiums in remaining service areas. Medicaid membership increased by about 17,000 members mainly due to the increase of membership in the Delaware plan, as a result of another carrier exiting the Medicaid program effective December 31, 1999. The remaining 1,000 member increase was a result of modest growth in non-risk membership.

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

PHC Acquisitions and Dispositions

        Effective April 1, 1998, Coventry completed its acquisition of certain health plans of PHC from Principal Mutual Life Insurance Company, now known as Principal Life, for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in Coventry's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of Coventry's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of Coventry's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of Coventry's common stock to increase its ownership percentage above 40%. As of December 31, 1999, Principal Life had exercised the Warrant to purchase 12,250 shares of the Company's common stock.

        Coincident with the closing of the transaction, Coventry entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, to manage certain of Principal Life's indemnity health insurance policies in the markets where Coventry does business and, on December 31, 1999, to offer to renew such policies in force at that time. Effective June 1, 1999, Coventry amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in Coventry's service area. Coventry received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

        At the closing, Coventry also entered into a License Agreement, which was amended effective June 1, 1999, a Marketing Services Agreement and a Management Services Agreement with Principal Life. All three agreements expired on December 31, 1999. Pursuant to the latter two agreements, Coventry recognized revenue of approximately $25.5 million and $23.0 million for the years ended December 31, 1999 and 1998, respectively. Coventry no longer receives revenue under these agreements. In anticipation of the loss of these fees, Coventry commenced reducing selling, general and administrative ("SG&A") costs through cost savings from service center consolidation, headcount reductions and across-the-board reductions in administrative expenses. In addition to SG&A reductions, Coventry plans to increase its gross margin through acquisitions and by implementing rate increases.

        As a result of the acquisition, Coventry assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to Coventry's PPO network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Effective June 1, 1999, Coventry sold the Illinois portion of the PPO network back to Principal Life. Under this agreement, Coventry recognized revenue of approximately $8.0 million and $12.0 million for the years ended December 31, 1999 and 1998, respectively.

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

        In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, Coventry established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through December 31, 1999, Coventry has expended approximately $29.7 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

        In the fourth quarter of 1999, Coventry notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of December 31, 1999, the health plan had approximately 23,000 members throughout the state. As a result of the cost associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999. Coventry has expended approximately $0.4 million as of December 31, 1999 and expects to close the plan by the end of the fourth quarter 2000.

        The Indiana health plan was not operating profitably or demonstrating good prospects for future growth. Although closing the plan will not have a substantial impact on consolidated earnings, it will allow Coventry to focus resources and management attention on its other markets. Coventry's transition plan gives employers and members ample time to obtain health care coverage through one of the many other companies operating in Indiana.

        In the fourth quarter of 1999, the Company's PHC subsidiaries changed the word Principal in their names to Coventry. All aspects of the health plans' operations, such as member coverage and access, remain unchanged. After the merger on April 1, 1998, the PHC plans continued to use the Principal brand name under the terms of the License Agreement as amended, between the parties, even though the Plans were no longer subsidiaries of Principal Life.

Other Acquisitions

        Effective October 1, 1999, the Company acquired Carelink Health Plans ("Carelink"), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.3 million including transaction costs of approximately $0.3 million. The acquisition was accounted for using the purchase method of accounting, and accordingly the operating results of Carelink have been included in the Company's consolidated financial statements since October 1, 1999, the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identified tangible assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999. Carelink is the market leader and has a broad provider network in West Virginia with a service area covering the majority of the state's population.

        On November 1, 1999, the Company's subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.'s (KFHPNC) commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.8 million including transaction costs. The transaction more than doubles Coventry's membership in the Charlotte market.

        Effective February 1, 2000, the Company completed its acquisition of The Anthem Company's West Virginia managed care subsidiary, PrimeONE, Inc., ("PrimeONE"), for the total purchase price of approximately $3.9 million including acquisition costs. The $1.5 million excess of purchase price over the net identifiable tangible assets acquired was allocated to goodwill. The acquisition expands Coventry's West Virginia service area and brings its total membership in the state to over 109,000 members. This transaction combined with the Carelink acquisition solidifies Coventry's market leadership position in West Virginia.

        On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.'s 11,800-member Medicaid business in St. Louis, Missouri at approximately $100 per member. The acquisition brings Coventry's total Medicaid membership in St. Louis to more than 106,000 members, expanding Coventry's leading position in the market.

Medical Office Dispositions

        Effective March 31, 1997, the Company completed the sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., ("HealthAmerica"), in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20.0 million, resulting in a pretax gain to the Company of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser which increased the Company's globally capitated membership in western Pennsylvania to approximately 250,000 members. Under the agreement, the provider organization received a fixed percentage of premiums to cover all of the medical treatment the globally capitated members received. The provider organization filed for bankruptcy protection on July 21, 1998 and, as a result, the Company is no longer operating under this agreement. See "Legal Proceedings - Settlement with AHERF Related Entities."

        Effective May 1, 1997, the Company completed the sale of the medical offices associated with GHP, its health plan in St. Louis, Missouri, to a major health care provider organization. The sales price was $26.9 million, resulting in a pretax gain to the Company of approximately $9.6 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 83,000 members, pursuant to which the provider organization receives a fixed percentage of premiums to cover all of the medical treatment the globally capitated members receive.

        In August 1997, the Company entered into agreements to sell certain remaining medical offices associated with HealthAmerica in Harrisburg, Pennsylvania. The sales price was $2.4 million, resulting in a pretax loss to the Company of $0.6 million. All gains or losses resulting from medical office sales are reflected in other income, net, in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997.

Legal Proceedings

        SETTLEMENT WITH AHERF RELATED ENTITIES. The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation (AHERF) were involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF on July 21, 1998. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market. Shortly after AHERF filed for bankruptcy protection, the Company filed a lawsuit against AHERF's non-debtor, affiliated hospitals seeking monetary damages and a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members and the hospitals filed a counterclaim for payment of these services. As a result, the Company, which was ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing. On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital, formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System ("West Penn"), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded. As of December 31, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, Coventry released $6.3 million from the reserve, which was reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents

Coventry's remaining obligations under the settlement and will be expended through August 2007.

        UNITY ARBITRATION. Group Health Plan, Inc. ("GHP"), a health plan subsidiary of the Company, entered into an agreement, effective January 1, 1998, with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes arose under the agreement and the matter was submitted to arbitration before the American Arbitration Association ("AAA"). GHP demanded payment from Unity of $7.6 million and specific performance under the agreement. Unity demanded payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. On December 23, 1999, the AAA tribunal of arbitrators awarded GHP the sum of $1.1 million for deficiencies in risk fund pools for 1998, and awarded Unity the sum of $1.8 million as liquidated damages for GHP's failure to meet certain administrative performances standards, and held Unity contractually liable for funding any deficits in the risk fund pools for 1999. The only remaining issue pending is the readjudication of certain disputed claims submitted subsequent to June 30, 1999.

        BJC. Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market, for approximately $26.9 million. Upon the sale, the Company entered into a long-term global capitation agreement with BJC, since amended, that covered approximately 33.3% of the risk membership in St. Louis at December 31, 1998. Under the agreement, BJC receives a fixed percentage of premium to cover all of the medical treatment received by the globally capitated members. Global capitation agreements limit the Company's exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements. Various disputes alleging breaches have arisen under the BJC global capitation agreement concerning the accuracy and timeliness of claims payments, and the accuracy of membership reconciliations that would affect the amount of premiums paid to BJC to provide its services under the agreement. BJC contends that these alleged breaches entitles it to terminate the agreement. Although the parties are obligated to arbitrate their disputes under the terms of the agreement, the parties have agreed to attempt to negotiate a resolution of the various issues concurrent with arbitration. While the Company acknowledges certain claims payment inaccuracies, the Company denies the remaining allegations and vigorously disputes that any such claims constitute a material breach of the agreement. Management does not believe that the outcome of these disputes will have a material impact on the consolidated financial statements, although there can be no assurances in this regard.

        OTHER LEGAL ACTIONS. In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

        Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (RICO) and federal employee benefits law (ERISA), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

        The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

COMPARISON OF 1999 TO 1998

        Managed care premiums increased $48.7 million in 1999, or 2.4%, over 1998. The increase is primarily attributable to the additional revenue associated with the acquisitions of Carelink and the KFHPNC membership in the fourth quarter of 1999 and also due to the increase in Medicare risk and Medicaid membership of 34,345, or 20.6%, in continuing markets. In addition to the increase in risk membership, premiums increased by an average of $9.0, or 6.3%, over 1998 on a per member per month ("PMPM") basis, to $150.8 PMPM, as a result of rate increases. The Medicare Risk and Medicaid programs continue to grow in existing markets through recently expanded programs. On a same store basis, the increase in Medicare risk and Medicaid membership was offset by a decrease in commercial membership of 57,321, or 5.7%. The decrease in commercial membership occurred primarily in the western Pennsylvania market, attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry's efforts to adhere to a strict pricing discipline. Coventry will continue to be diligent in attempting to obtain adequate premium increases and expects premium rates to increase 8% to 10% for renewals in the first quarter of 2000.

        Management services revenue increased $3.3 million in 1999, or 4.3%, from the prior year. The increase in management service revenue is primarily attributable to an increase in self-funded membership of 19,695, or 9.0%, including the conversion of a large group from a commercial risk product to a self-funded product.

        Health benefits expense increased $25.3 million, or 1.4%, in 1999, compared to 1998 due primarily to the additional expenses associated with the acquisitions of Carelink and KFHPNC membership. Exclusive of the Carelink and KFHPNC transactions, health benefits expense decreased $4.0 million. Coventry's medical loss ratio decreased slightly to 86.1% from 86.9% in 1998 due to premium rate increases which were a result of Coventry's efforts to maintain a strict pricing discipline.

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

        SG&A expense increased $6.0 million, or 2.1%, from 1998. SG&A expense, as a percent of revenue, remained unchanged at 13.8% in 1999, compared to 1998. The increase in SG&A expense was primarily attributable to additional expense associated with the acquired Carelink health plan and Coventry's consolidation of eighteen service centers into three regional service centers. In an effort to control costs and improve customer service, Coventry is in the process of transferring certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers. All activities are expected to be fully transferred by the end of the fourth quarter of 2000.

        Depreciation and amortization increased $2.4 million, or 9.4%, compared to the prior year primarily as a result of the depreciation related to the net capital expenditures of $14.7 million in 1999 and the additional amortization related to the intangibles recorded as part of the acquisition of the PHC health plans in April 1998.

        Other income, net of interest expense, increased $9.5 million, or 50.6%, in 1999 from 1998, primarily due to the reduction of interest expense from the reduction of debt and increased investment income resulting from the increase in invested assets subsequent to the acquisition of the PHC health plans.

        Earnings from operations increased $84.1 million, or 232.2% in 1999, compared to 1998. Excluding charges related to AHERF, plan shutdown expense and the relocation of the corporate office, operating earnings increased $18.3 million, or 72.3%, attributable to the various factors described above.

        Coventry's net income was $43.4 million in 1999 compared to a loss of $11.7 million in 1998. Net income per diluted share was $0.69 in 1999 compared to a net loss per diluted share of $0.22 in 1998. Excluding the AHERF charge, plan shutdown expense and merger costs, Coventry would have reported earnings per diluted share of $0.65 and $0.49 in 1999 and 1998, respectively. The weighted average common shares outstanding were approximately 64,159,000 and 52,477,000 on a diluted basis for the years ended December 31, 1999 and 1998, respectively.

COMPARISON OF 1998 TO 1997

         Managed care premiums increased $825.2 million, or 68.3%, in 1998 compared to 1997. The PHC plans accounted for approximately $697.7 million, or 84.6%, of the increase. Exclusive of the PHC plans, the Medicare risk membership increased by 25,285 members, or 66.0%. Medicare risk membership has a significantly higher per member per month premium (approximately three times) when compared to commercial risk membership and represented an increase in premiums, exclusive of the PHC plans, of $117.9 million from $161.1 million in 1997 to $279.0 million in 1998. The increase in Medicare risk membership was offset by a 20,047 decrease in Medicaid risk membership primarily resulting from the Company's decision to exit the Medicaid market in Pennsylvania in the first quarter of 1998. In addition, revenues per member per month, exclusive of the PHC plans, increased by 3.3% for HMO members, 8.3% for PPO/POS members and 5.5% for Medicaid members in 1998 over 1997. Excluding Medicaid membership, risk membership grew by 25,885, or 3.9%. The Company implemented rate increases that averaged approximately 7.0% in the fourth quarter of 1998.

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

MEMBERSHIP

                              COMMERCIAL RISK                       GOVERNMENTAL RISK
                      ------------------------------------------------------------------
                           HMO              PPO/POS        MEDICARE           MEDICAID          NON-RISK          TOTAL
                      --------------------------------------------------------------------------------------------------------
           1998
----------------------
 Pennsylvania (1)           207,067          194,539           25,571                   -           103,288       530,465
 St. Louis (2)              138,031           62,615           38,028              81,505            23,029       343,208
 Richmond                    51,980              264                -               3,015            14,812        70,071
 Nebraska                    34,598                -                -                   -               720        35,318
 Kansas City                 51,993                -                -                   -             5,526        57,519
 Wichita                     35,342                -                -                   -               399        35,741
 Louisiana                   39,730                -                -                   -               161        39,891
 Delaware                    37,500                -                -              16,829            58,062       112,391
 Iowa                        77,912                -                -               1,394            10,778        90,084
 Indiana                     27,280                -                -                   -               750        28,030
 Georgia                     20,273                -                -                   -               748        21,021
 Carolina                    21,575                -                -                   -                 -        21,575

                      --------------------------------------------------------------------------------------------------------
   Total                    743,281          257,418           63,599             102,743           218,273     1,385,314
                      ========================================================================================================

           1997
----------------------
 Pennsylvania (1)           238,122          174,157           12,141              23,683           111,087       559,190
 St. Louis                  103,456           52,932           26,173              78,323            21,281       282,165
 Richmond                    54,095              180                -               2,561            16,542        73,378

                      --------------------------------------------------------------------------------------------------------
   Total                    395,673          227,269           38,314             104,567           148,910       914,733
                      ========================================================================================================

(1) Pennsylvania includes West Virginia membership in 1998 and 1997.

(2) St. Louis includes PHC of St. Louis membership in 1998.

         Health benefits expense increased $727.5 million for the year ended December 31, 1998, or 70.0%, compared to 1997. The PHC plans accounted for approximately $612.5 million, or 84.2%, of the increase. The Company's medical loss ratio increased slightly to 86.9% from 86.1% in the previous year, primarily as a result of increases in Medicare membership.

          As previously discussed, in July 1998, AHERF, the global capitation provider organization in western Pennsylvania, filed for bankruptcy protection under Chapter 11. On July 22, 1999, the Company reached a settlement with the non debtor, affiliated hospitals, including Allegheny General Hospital (AGH), formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System ("West Penn"), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfill its contractual obligations and Coventry's remaining obligations have been determined and all AHERF-related litigation has been concluded.

        SG&A expense for the year ended December 31, 1998 increased $121.9 million, or 71.7%, compared to 1997. The PHC plans accounted for approximately $92.8 million, or 76.1%, of the increase. The remainder of the increase in SG&A is primarily attributable to the increased costs relating to administrative processes, particularly in claims processing, associated with the growth of the Medicare product in certain markets. SG&A expense as a percent of revenue remained at 13.8% for the year ended 1998. In an effort to control costs and improve customer service, the Company started the process of migrating certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers.

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

         The Company's net loss was $11.7 million for the year ended December 31, 1998. Net loss per common and common equivalent share was $0.22 for the year ended December 31, 1998 compared to earnings per common and common equivalent share of $0.35 for the corresponding period in 1997. Excluding the $61.5 million of charges associated with the AHERF bankruptcy and the relocation of the corporate headquarters and other merger related costs, the Company reported basic earnings per common and common equivalent share of $0.50 in 1998. The weighted average number of common shares outstanding were approximately 52,477,000 and 33,912,000 for the years ended December 31, 1998 and 1997, respectively. The increase in the weighted average number of shares outstanding in 1998 was primarily attributable to the shares issued in April 1998 related to the acquisition of the PHC plans. Effective in the fourth quarter of 1997, the Company adopted SFAS 128, "Earnings Per Share." Accordingly, prior periods have been restated.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's total cash and investments, excluding deposits of $24.8 million restricted under state regulations, decreased $8.5 million to $589.8 million at December 31, 1999 from $598.3 million at December 31, 1998. This decrease was primarily a result of approximately $55.6 million that was used to pay the amount of medical claims for Principal Health Care of Florida, Inc. and Principal Health Care of Illinois, Inc., the two plans that were sold effective December 31, 1998 and November 30, 1998, respectively. The decrease is also attributable to the Company's efforts to reduce medical claims inventory in 1999.

          The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company's working capital and liquidity; on such basis, current assets plus long-term investments available-for-sale less short-term liabilities increased to $246.7 million at December 31, 1999 from $187.8 million at December 31, 1998.

       The Company's HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company ("CHLIC"), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary. After giving effect to these statutory reserve requirements, the Company's HMO subsidiaries had surplus in excess of statutory requirements of approximately $102.6 million and $93.4 million at December 31, 1999 and December 31, 1998, respectively. CHLIC had surplus in excess of statutory requirements of approximately $15.0 million and $7.8 million at December 31, 1999 and 1998, respectively. Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $61.1 million and $96.8 million at December 31, 1999 and

December 31, 1998, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

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

         During the quarter ended June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40.0 million of Coventry's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, were exchangeable at Coventry's or Warburg's option for shares of redeemable convertible preferred stock.

        During the second and third quarters of 1999, Coventry converted all Coventry Notes held by Warburg and Franklin totaling $47.1 million, including interest, into 4,709,545 shares of Series A redeemable convertible preferred stock ("preferred stock") at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, in an amount equal to one-third of the shares outstanding on May 15, 2002, 2003 and 2004. The stock is carried at its fair value, which equals both its redemption value and liquidation value as of December 31, 1999 and will accrue dividends only if the Board of Directors declares dividends on common stock. The dividends (per share) on the preferred stock would be equal to the dividends on the common stock. The preferred stock may be converted at any time at the holders' option into shares of common stock at a conversion price equal to the closing market price of the Company's common stock on the date of conversion, if the closing market price is less than $10 per share. If the closing market price of the Company's common stock is greater than $10 per share, the preferred stock is convertible to common stock on a share for share basis. The preferred stock is callable by the Company if the market price of the Company's common stock exceeds certain agreed upon targets.

          Projected capital investments in 2000 of approximately $15.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

          The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2000.

SHARE REPURCHASE PROGRAM

        On December 20, 1999, the Company announced a program to purchase up to 5% of its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. Coventry had approximately 64.2 million diluted shares of common stock outstanding as of December 31, 1999.

        As part of a program previously authorized by the Board of Directors, as of March 23, 2000, the Company purchased approximately 826,200, 55,396 and 439,560 shares of its common stock in 2000, 1999 and 1997, respectively, for the treasury at an aggregate cost of $6.4 million, $0.4 million and $5.0 million in 2000, 1999 and 1997, respectively.

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

LITIGATION AND INSURANCE

         The Company may be subject to certain types of litigation, including medical malpractice claims, claim disputes pertaining to contracts and other arrangements with providers, employer groups and their employees and individual members, and disputes relating to HMO denials of coverage for certain types of medical procedures or treatments. In addition, the Company has contingent litigation risk in connection with certain discontinued operations. Such litigation may result in losses to the Company. The Company maintains insurance coverage in amounts it believes to be adequate, including professional liability (medical malpractice) and general liability insurance. Contracting physicians are required to maintain professional liability insurance. In addition, the Company carries "stop-loss" reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its members. Nonetheless, no assurance can be given as to the future availability or cost of such insurance and reinsurance or that litigation losses will not exceed the limits of the insurance coverage and reserves. In the opinion of management and based on the facts currently known, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which became effective for both interim and annual reporting periods that ended after December 15, 1997. The Company adopted the new standard in its reporting for the quarter and the year ended December 31, 1997, including required restatement of prior periods. The adoption of this standard did not have a material impact on earnings per share.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years that began after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be reflected in the financial statements. The Company adopted SFAS 130 effective January 1, 1998. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137 ("SFAS 137"), which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS 133 (as amended by SFAS 137) will have a material effect on its future results of operations.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal

Use." SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. SOP 98-1 is effective for fiscal years that began after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

INFLATION

         Health care cost inflation has exceeded the general inflation rate and the Company has implemented cost control measures and risk sharing arrangements, which seek to reduce the effect of health care cost inflation. During 1999, the Company implemented increases in premium rates which exceeded inflationary cost increases while maintaining competitive rates within its markets.

QUARTERLY RESULTS OF OPERATIONS

       The unaudited quarterly consolidated results of operations of the Company are summarized in Item 6: Selected Consolidated Financial Data, Supplementary Financial Information.

2000 OUTLOOK

         The Company's membership in January 2000 was approximately 1,485,000 members, an increase of 6.3% over January 1999. The increase was primarily attributable to the acquisitions in North Carolina and West Virginia. Of the January 2000 membership, approximately 1,246,000 were risk members and approximately 239,000 were non-risk members.

         The Company operates in highly competitive markets, but generally believes that the pricing environment is improving in its existing markets, thus creating the opportunity for reasonable price increases. However, there is no assurance that the Company will be able to increase premiums at rates equal to or in excess of increases in its health care costs.

         For 2000, the Company continues to pursue ways to improve its underwriting processes and oversight in both risk and management services products with the objective of increasing premium yields and profitable growth in its markets. The Company's migration of certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers is expected to be completed by the end of the fourth quarter of 2000. The Company expects that the regional service centers will allow it to provide improved levels of service in a more cost effective manner. The integration of the PHC health plans has allowed the Company to strengthen its balance sheet and gain entry into additional markets. Management believes that existing markets have potential for growth for the Company's commercial and governmental products. Management believes that the foregoing should result in progressive improvements in 2000, although realization is dependent upon a variety of factors, some of which may be outside the control of the Company.

E-COMMERCE INITIATIVES

        The Company is launching several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members, and will have a distinct e-commerce solution.

PROVIDER CHANNEL. In February 2000, the Company entered into a three-year agreement with Healtheon/WebMD, the first end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. Initially, the Company will use Healtheon/WebMD's Internet services to manage the electronic submission and processing of eligibility determination, referrals and authorizations, claims submission, claim status, and reporting. Upon completion of the roll-out, Healtheon/WebMD will also provide administrative services to the providers in the Company's health plans' networks who have signed up for WebMD Practice. It is expected that this relationship will significantly improve service to our members and reduce administrative costs.

BROKER/EMPLOYER CHANNEL. In February 2000, the Company entered into a two-year agreement with Workscape, Inc. ("Workscape"), which specializes in the development of Internet solutions for the insurance industry. Workscape will focus on automating the full broker/small employer relationship, including enrolling customers, providing benefits information, generating customized proposals, registering agents, processing applications, underwriting risk, and calculating rates. The Company will initially implement this initiative in its Pittsburgh and Harrisburg, Pennsylvania markets, and then into its other markets.

MEMBER CHANNEL. In March 2000, the Company announced a one-year agreement with GeoAccess to implement GeoAccess' online healthcare directory technology. This technology makes information about health plan providers available to members. The online directories will be available in all the Company's health plans. ProviderLookup Online uses GeoAccess' proprietary distance-calculation technology, which provides precise results about the providers located closest to an individual's address. The Company's members will be able to search for providers by name, geographic proximity or specific criteria.

YEAR 2000

        The Company has been aware of the "Year 2000" issue that has the potential to affect products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company recognized the need to ensure that its business operations would not be adversely impacted by the Year 2000, and it implemented a Year 2000 readiness program to facilitate the necessary readiness preparations. Through December 31, 1999, the Company incurred approximately $13.1 million in its Year 2000 assessment and remediation program, and it does not expect to incur significant further costs in this program. Prior to the end of 1999, the Company completed its readiness assessment and its implementation of all plans for handling anticipated readiness risks. The Company's transition from 1999 to 2000 occurred without any major business disruption. With the transition into the Year 2000 complete, the Year 2000 issue has not had, and the Company believes it will not have, a material impact on the Company's business, financial condition or results of operations.

RISK FACTORS

        The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

        Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Further, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

HEALTH CARE COSTS MAY RISE FASTER THAN OUR ABILITY TO INCREASE OUR PREMIUM RATES, CAUSING OUR PROFIT MARGINS TO SHRINK WHICH MAY IN TURN REDUCE OUR NET INCOME AND ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT IN COVENTRY.

        In the future, the costs of health care services and supplies that we provide to our membership may rise faster than our ability to increase premium rates. If costs rise and we are unable to increase premium rates, our profit margins will shrink. Shrinking profit margins may reduce our net income and adversely affect the value of your investment in Coventry. Premium rates for managed care plans generally have increased in recent months, but we could experience unforeseen decreases or severely limited increases in future premium rates. Also, 27.5% of our premium revenues through February 29, 2000 were derived from governmental programs, including Medicare and Medicaid. The government generally fixes these premium rates and we cannot adjust them based on our anticipated costs. Recent legislation has limited Medicare premium rate increases substantially as compared to increases permitted in prior years. As a result, in the future the total costs of our government programs could exceed the total premiums that we receive from these programs.

IF WE ARE UNABLE TO INCREASE OUR REVENUES AND OUR PROFIT MARGINS SHRINK, OUR NET INCOME MAY DECREASE AND THE VALUE OF YOUR INVESTMENT IN COVENTRY MAY DECLINE.

        In the future, we may not be able to increase or maintain our current revenues. Since we no longer receive revenues under our agreements with Principal Life, which expired on December 31, 1999, there is a risk that we may not be able to replace the revenues generated from these fees. We recognized revenues from these agreements of $25.5 million in 1999 and $23.0 million in 1998. We may also be unable to reduce our costs or increase our premium rates. If we are faced with shrinking profit margins and are unable to increase our revenues, we will have a decline in net income, which could adversely affect the value of your investment in Coventry.

        Increases in our revenues will be generally dependent upon our ability to increase premiums and membership. In addition to the loss of revenues generated from the Principal Life fees, there are several factors that may affect our ability to maintain or increase revenues including:

-      rising costs
-      loss of membership to our competitors
-      failure to attract new members
-      inability to increase premiums due to regulatory restrictions
-      loss of membership due to increased premium rates
-      withdrawal from unprofitable markets
-      consumer preferences for lower priced health care options
-      price competition

OUR FAILURE TO ACCURATELY ESTIMATE FUTURE HEALTH CARE COSTS MAY RESULT IN PREMIUMS THAT ARE NOT SUFFICIENT TO COVER MEDICAL COSTS, WHICH MAY NEGATIVELY AFFECT OUR OPERATING RESULTS AND REDUCE THE VALUE OF YOUR INVESTMENT IN COVENTRY.

        If we underestimate the costs of health care services and supplies that we provide to our members, we may set our premium rates too low. Low premiums may result in an inability to generate revenues that are sufficient to pay future health care costs. This shortfall could significantly change our results of operations, affect profitability and adversely affect the value of your investment in Coventry. While we attempt to base the premiums we charge, at least in part on our estimate of expected health care costs over the fixed premium period, other factors may limit our ability to fully base premiums on estimated costs and could cause actual health care costs to exceed estimated health care costs. These factors could include:

-      the increased cost of individual health care services
- the type and number of individual health care services delivered exceeding our expectations
-      the occurrence of catastrophes or epidemics
-      seasonality and trends
-      general inflation
-      new mandated benefits or other regulatory changes that increase our costs
-      operational issues
-      insured population characteristics
-      competitive pressures
-      other unforeseen occurrences

FAILURE TO OBTAIN COST-EFFECTIVE AGREEMENTS WITH A SUFFICIENT NUMBER OF PROVIDERS MAY RESULT IN HIGHER MEDICAL COSTS AND LOSS OF MEMBERSHIP, WHICH COULD CAUSE A DECLINE IN THE VALUE OF YOUR INVESTMENT IN COVENTRY.

        We expect that substantially all of our members will be served by providers contracting with us to provide the requisite medical care. Our ability to contract successfully with a sufficiently large number of providers in a given geographic market will impact the relative attractiveness of managed care products in those markets. In addition, the terms of those provider contracts also have a material impact on our medical costs and our ability to control these costs.

WE MAY NOT BE ABLE TO REACH COST-EFFECTIVE AGREEMENTS WITH CERTAIN MAJOR MARKET PROVIDERS WHICH COULD REDUCE COVENTRY'S NET INCOME AND CAUSE A DECLINE IN THE VALUE OF YOUR INVESTMENT IN COVENTRY.

        In some of our markets, there are provider systems that have a major presence. Our product offerings and profitability may be adversely affected if these provider systems refuse to contract with us, place us at a competitive disadvantage or use their market position to negotiate contracts that are unfavorable to us.

THERE IS A RISK THAT PROVIDERS WITH WHOM WE HAVE CAPITATION CONTRACTS MAY BE FINANCIALLY UNABLE OR UNWILLING TO FULFILL THEIR PAYMENT OR MEDICAL CARE OBLIGATIONS UNDER CAPITATION AGREEMENTS AND THAT OUR MEMBERS MAY PREFER TO UTILIZE OTHER PROVIDERS WITH WHOM WE DO NOT HAVE CAPITATION CONTRACTS.

            Among the medical cost control techniques we have utilized are capitation agreements with providers pursuant to which we pay providers a fixed dollar amount per member per month, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to a large number of members for a fixed percentage of the premium we charge with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, we will be exposed to the risks that the provider systems are financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements. In addition, it is possible that members may prefer other providers in the market with whom we do not have capitation agreements. If our members choose to utilize providers with whom we do not have capitation agreements, we may incur higher costs. These higher costs may reduce our net income and negatively impact the value of your investment in Coventry.

PRINCIPAL LIFE AND ITS AFFILIATES' ABILITY TO EXERCISE CONTROL OVER COVENTRY COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT IN COVENTRY.

            As a result of our acquisition of the Principal Health Care plans, Principal Life owns approximately 40% of our common stock, on a fully diluted basis. Due to previously agreed upon limitations that are effective through April 2003, Principal Life may purchase additional shares of our common stock, but only to maintain its 40% ownership of our fully diluted common stock.

            In addition to its ownership position, Principal Life has designated 4 members of our 10 member Board of Directors in correspondence with its percentage ownership of our common stock. As long as Principal Life owns at least 10% of our common stock, it can designate one member of our Board of Directors for each 6% ownership of our common stock. Accordingly, Principal Life has the right to designate up to six members of our Board.

            Principal Life's ownership position and its representation on our Board of Directors, allow it to exert significant influence over the direction and operations of Coventry. In some instances, this influence could be used in a manner that is contrary to the best interests of our other stockholders, and may accordingly decrease the value of your investment in Coventry.

            It should be noted, however, that prior to April 2003, Principal Life has agreed to vote its shares in favor of any acquisition required to be approved by our shareholders, that a Special Committee of our Board of Directors has recommended, and that a majority of our shareholders, other than Principal Life, have approved. The Special Committee will consist of members of our Board of Directors that are neither management, nor designees of Principal Life.

            Additionally, prior to April 2003, Principal Life has agreed to vote its shares for the election of directors nominated by the nominating committee of the Board of Directors, and not to oppose or seek removal of any person nominated by this nominating committee.

            Once the previously agreed upon limitations imposed on Principal Life expire in April 2003, Principal Life may acquire additional shares of our common stock to the point that it exercises complete control over the Company. If Principal Life were to acquire over 50% of our common stock, it would have actual control over us, and would have a controlling vote in all actions involving a shareholder vote. As the majority shareholder, Principal Life could block transactions that were advantageous to our minority shareholders. Accordingly, the value of your investment in Coventry could decline as future investors may not consider our common stock to be an attractive stock due to the percentage of our common stock held by Principal Life.

FUTURE AND EXISTING LAWS AND RULES GOVERNING COVENTRY MAY IMPACT OUR BUSINESS AND NEGATIVELY AFFECT OUR PROFITABILITY.

            Coventry's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could force us to change how we do business and may restrict our revenue and/or enrollment growth and/or increase our health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of our products and services. Delays in obtaining or failing to obtain or maintain such approvals could adversely affect our revenue or the number of our covered lives, or could increase our costs.

OUR CONTRACTS WITH FEDERAL AND STATE GOVERNMENT AGENCIES ARE SUBJECT TO PERIODIC AUDITS THAT COULD HAVE AN ADVERSE RESULT THAT MAY LEAD TO A DECLINE IN THE VALUE OF YOUR INVESTMENT IN COVENTRY.

       Coventry contracts with various federal and state governmental agencies to provide managed health care services. These agencies include the United States Office of Personnel Management that contracts with us to provide managed health care services for federal employees under the Federal Employees Health Benefits Program; the U. S. Health Care Financing Administration that contracts with us to provide a Medicare product to eligible beneficiaries; and certain states that contract with us to provide a Medicaid product to eligible recipients. These contracts and applicable federal and state regulations, among other requirements, establish premium rating requirements or fixed premiums per member per month. These governmental agencies and states may periodically audit us to verify our compliance with their contracts and applicable federal and state laws and regulations. Such audits could result in material adjustments. An adverse audit of our contracts with governmental agencies could result in the loss of licensure, the loss of the right to participate in certain programs, the imposition of fines, penalties, and other sanctions and could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

IN THE FUTURE, WE MAY NOT BE ABLE TO MEET CERTAIN MINIMUM CAPITALIZATION LIMITS THAT MAY BE ADOPTED BY STATES IN WHICH WE DO BUSINESS.

        The National Association of Insurance Commissioners has proposed that states adopt risk-free capital standards that, if implemented, would generally require higher minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, no state where Coventry has HMO operations has adopted those standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future. We believe that cash flows from operations will be sufficient to fund any additional regulatory risk-based capital.

COSTS ASSOCIATED WITH LITIGATION MAY RESULT IN LOSSES TO US THAT COULD NEGATIVELY IMPACT THE VALUE OF YOUR INVESTMENT IN COVENTRY.

         We are susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of "stop-loss" reinsurance for costs resulting from catastrophic injuries or illnesses. Coventry has contingent litigation risk with certain discontinued operations. Such litigation may result in losses to us that could have a material adverse effect on our operations, financial performance, cash flows or future prospects and adversely affect the value of your investment in Coventry.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The Company's only material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. As of December 31, 1999, the Company has not invested in financial instruments of a hedging or derivative nature.

         The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company's investments in debt securities at December 31, 1999 was $374.5 million. Debt securities at December 31, 1999 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):



                        1999                           AMORTIZED COST      FAIR VALUE
                        ----                           --------------      ----------
 Maturities:
 Within 1 year                                              $102,126          $102,045
 1 to 5 years                                                114,850           113,517
 6 to 10 years                                                68,382            66,373
 Over 10 years                                                93,726            92,592

                                                      ----------------- -----------------
Total short-term and long-term securities                   $379,084          $374,527
                                                      ================= =================

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

         Based on the Company's debt securities portfolio and interest rates at December 31, 1999, a 100 basis point increase in interest rates would result in a decrease of $7.9 million or 2.1%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
OF COVENTRY HEALTH CARE, INC.:


            We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. (a Delaware corporation and successor-in-interest to Coventry Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Baltimore, Maryland
February 21, 2000

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       December 31,       December 31,
                                                                                           1999               1998
                                                                                       -----------        -----------

ASSETS
Cash and cash equivalents                                                              $   240,076        $   405,323
Short-term investments                                                                      88,365             46,714
Accounts receivable, net of allowance of $5,548 and $12,023 as
    of December 31, 1999 and 1998, respectively                                             53,173             43,466
Other receivables, net                                                                      42,304             23,126
Deferred income taxes                                                                       56,157             65,583
Other current assets                                                                         3,330              6,993
                                                                                       -----------        -----------
     Total current assets                                                                  483,405            591,205
Long-term investments                                                                      286,162            162,546
Property and equipment, net                                                                 37,863             35,780
Goodwill and intangible assets, net                                                        268,289            295,966
Other assets                                                                                 5,864              5,731
                                                                                       -----------        -----------
     Total assets                                                                      $ 1,081,583        $ 1,091,228
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilities                                                              $   308,095        $   330,743
Other medical liabilities                                                                   54,691             73,079
Accounts payable and other accrued liabilities                                             110,186            115,716
Deferred revenue                                                                            49,914             46,414
                                                                                       -----------        -----------
     Total current liabilities                                                             522,886            565,952
Convertible exchangeable subordinated notes                                                      -             45,538
Long-term debt                                                                                   -                781
Other long-term liabilities                                                                 31,217             42,418
                                                                                       -----------        -----------
     Total liabilities                                                                     554,103            654,689

Redeemable convertible preferred stock, $.01 par value; Series A,                           47,095                  -
      6,000,000 shares authorized; 4,709,545
      shares issued and outstanding in 1999

Stockholders' equity:
     Common stock, $.01 par value; 200,000,000 shares
       authorized; 59,643,753 shares issued and 59,148,797
       outstanding in 1999;  and 59,274,370 shares issued
       and 58,834,810 outstanding in 1998                                                      596                593
     Additional paid-in capital                                                            480,792            476,430
     Accumulated other comprehensive (loss) income                                          (2,780)               794
     Retained earnings (accumulated deficit)                                                 7,157            (36,278)
     Treasury stock, at cost, 494,956 and 439,560 shares as of December 31, 1999
        and 1998, respectively                                                              (5,380)            (5,000)
                                                                                       -----------        -----------
     Total stockholders' equity                                                            480,385            436,539
                                                                                       -----------        -----------
     Total liabilities and stockholders' equity                                        $ 1,081,583        $ 1,091,228
                                                                                       ===========        ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1999              1998                1997
                                                                --------------   ---------------   ---------------
Operating revenues:
  Managed care premiums                                         $ 2,082,075        $ 2,033,372        $ 1,208,149
  Management services                                                80,297             77,011             20,202
                                                                --------------------------------------------------
    Total operating revenues                                      2,162,372          2,110,383          1,228,351
                                                                --------------------------------------------------

Operating expenses:
  Health benefits                                                 1,792,652          1,767,374          1,039,860
  Selling, general and administrative                               297,922            291,919            170,017
  Depreciation and amortization                                      28,205             25,793             12,735
  Plan shutdown expense                                               2,020                  -                  -
  AHERF charge                                                       (6,282)            55,000                  -
  Merger costs                                                            -              6,492                  -
                                                                --------------------------------------------------
    Total operating expenses                                      2,114,517          2,146,578          1,222,612
                                                                --------------------------------------------------

Operating earnings (loss)                                            47,855            (36,195)             5,739

Other income, net                                                    29,906             27,251             24,880
Interest expense                                                     (1,761)            (8,566)           (10,275)
                                                                --------------------------------------------------

Earnings (loss) before income taxes and minority interest            76,000            (17,510)            20,344

Provision for (benefit from) income taxes                            32,565             (5,769)             8,422
Minority interest in earnings of
  consolidated subsidiary, net of income tax                              -                  -                 19
                                                                --------------------------------------------------

Net earnings (loss)                                             $    43,435        $   (11,741)       $    11,903
                                                                ==================================================

Net earnings (loss) per share:

Basic                                                           $      0.74        $     (0.22)       $      0.36
                                                                ==================================================
Diluted                                                         $      0.69        $     (0.22)       $      0.35
                                                                ==================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                                 ACCUMULATED       RETAINED
                                                   ADDITIONAL        OTHER         EARNINGS                       TOTAL
                                         COMMON     PAID-IN      COMPREHENSIVE   (ACCUMULATED      TREASURY     STOCKHOLDERS'
                                          STOCK     CAPITAL     INCOME (LOSS)      DEFICIT)     STOCK, AT COST    EQUITY
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1996                 $330       $136,142         $395         $(36,440)            $-        $100,427

Comprehensive income:
Net earnings                                                                           11,903                        11,903
Unrealized gain on securities, net
   of reclassifications                                                 197                                             197
                                                                                                              -----------------
Comprehensive income:                                                                                                12,100
Issuance of common stock,
  including exercise of options and
  warrants                                    7          7,722                                      (5,000)           2,729
Issuance of warrants                                     2,353                                                        2,353
Tax benefit of stock options exercised                     209                                                          209
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  337        146,426          592          (24,537)       (5,000)         117,818


Comprehensive (loss) income:
Net loss                                                                             (11,741)                      (11,741)
Unrealized gain on securities,
   net of reclassifications                                             202                                             202
                                                                                                              -----------------
Comprehensive loss:                                                                                                (11,539)
Issuance of common stock, including
   exercise of options and warrants         256        304,888                                                      305,144
Issuance of warrants                                    25,000                                                       25,000
Tax benefit of stock options exercised                     116                                                          116
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  593        476,430          794          (36,278)       (5,000)         436,539


Comprehensive income (loss):
Net earnings                                                                           43,435                        43,435
Unrealized loss on securities,
   net of reclassifications                                          (3,574)                                         (3,574)
                                                                                                              -----------------
Comprehensive income:                                                                                                39,861
Issuance of common stock, including
   exercise of options and warrants           3          3,931                                        (380)           3,554
Tax benefit of stock options exercised                     431                                                          431
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 $596       $480,792     $(2,780)            $7,157      $(5,380)        $480,385
===============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                            1999               1998                  1997
                                                                       ---------------- ------------------    --------------------
Cash flows from operating activities:
     Net earnings (loss)                                                    $43,435             $(11,741)              $11,903
     Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
          Depreciation and amortization                                      28,205                25,793               12,735
          Deferred income tax provision (benefit)                            14,038              (19,439)             (11,701)
          Loss on sales of medical offices & property disposals                 287                 (399)             (13,338)
          Non-cash interest on convertible debt                               1,557                 3,496                2,042
          Other                                                                 100                 3,631                (383)
     Changes in assets and liabilities, net of effects of the
        purchase of subsidiaries:
          Accounts receivable                                               (7,357)                14,163              (2,432)
          Other receivables                                                (17,265)                12,677                  715
          Prepaid expenses and other current assets                             388                 (424)                2,013
          Other assets                                                        (133)                 2,373                2,874
          Medical claims liabilities                                       (41,982)                36,184             (28,060)
          Other medical liabilities                                        (20,007)                73,079                    -
          Accounts payable and other accrued liabilities                    (7,139)              (70,741)               26,000
          Deferred revenue                                                    3,012                   516               24,205
          Other long-term liabilities                                       (8,269)                 (724)              (4,312)

                                                                       -----------------------------------------------------------
Net cash (used in) provided by operating activities                        (11,130)                68,444               22,261
                                                                       -----------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures, net                                             (14,717)               (3,196)              (7,218)
     Sales of investments                                                   253,489               122,871               37,329
     Purchases of investments & other                                     (425,109)             (141,577)             (34,137)
     Payments for acquisitions                                             (10,133)                     -                    -
     Proceeds from sales of subsidiaries & medical offices                        -                99,277               53,977
     Proceeds from sale of Renewal Rights Agreement                          19,850                     -                    -
     Cash acquired in conjunction with acquisitions                          19,730               148,600                    -

                                                                       -----------------------------------------------------------
Net cash (used in) provided by investing activities                       (156,890)               225,975               49,951
                                                                       -----------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of convertible exchangeable notes                     -                     -               40,000
     Payments on long-term debt                                               (781)              (44,491)             (48,961)
     Net proceeds from issuance of stock                                      3,554                 1,416                2,729
     Proceeds from issuance of stock warrants                                     -                     -                2,353

                                                                       -----------------------------------------------------------
Net cash provided by (used in) financing activities                           2,773              (43,075)              (3,879)
                                                                       -----------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                      (165,247)               251,344               68,333

Cash and cash equivalents at beginning of period                            405,323               153,979               85,646

                                                                       -----------------------------------------------------------
Cash and cash equivalents at end of period                                 $240,076              $405,323             $153,979
                                                                       ===========================================================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                               $     -                $3,386               $7,572
       Income taxes paid (refunded), net                                    $40,210                $9,487             $(4,456)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Coventry Health Care, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

A.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Coventry Health Care, Inc. (together with its subsidiaries, the "Company", "we", "our", or "us"), successor-in-interest to Coventry Corporation, is a managed health care company operating health plans under the names Coventry Health Care, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, SouthCare and Carelink Health Plans. The Company provides a full range of managed care products and services including health maintenance organization ("HMO"), point of service ("POS") and preferred provider organization ("PPO") products. The Company also administers self-insured plans for large employer groups. The Company was incorporated under the laws of the state of Delaware on December 17, 1997.

       The Company began operations in 1987 with the acquisition of the American Service Companies ("ASC") entities, including the Coventry Health and Life Insurance Company ("CHLIC"). In 1988, the Company acquired HealthAmerica Pennsylvania, Inc. ("HAPA"), a Pennsylvania HMO. In 1990, the Company acquired Group Health Plan, Inc. ("GHP"), a St. Louis, Missouri HMO. Southern Health Services, Inc. ("SHS"), a Richmond, Virginia HMO, was acquired by the Company in 1994. In 1995, the Company acquired HealthCare USA, Inc. ("HCUSA"), a Jacksonville, Florida-based Medicaid managed care company. In 1998, the Company acquired certain assets of Principal Health Care, Inc. ("PHC") from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company ("Principal Life"). On October 1, 1999, the Company acquired Carelink Health Plans ("Carelink") from Camcare, Inc. On November 1, 1999, the Company's subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.'s commercial membership. See Notes B and C to consolidated financial statements.

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

       Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all of its investments as available-for-sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders' equity. Realized gains and losses on the sale of these investments are determined on a specific identification basis.

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

       Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, the Company evaluates long-lived assets to be held for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making that determination, the Company considers a number of factors, including undiscounted future cash flows, prior to interest expense. The Company measures an impairment loss by comparing the fair value of the assets to their carrying value. Fair values are determined by using market prices for similar assets, if available, or discounted future estimated cash flows, prior to interest expense. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any cost of disposition.

        Goodwill and Intangible Assets - Goodwill and intangible assets consist of costs in excess of the fair value of the net assets of subsidiaries or operations acquired. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. The remaining unamortized goodwill and intangible asset balances at December 31, 1999 are as follows (in thousands):



                          ESTIMATED                              ACCUMULATED
DESCRIPTION              USEFUL LIFE           AMOUNT           AMORTIZATION           NET BOOK VALUE
-----------------------------------------------------------------------------------------------------------
Customer Lists         5 years                  $  11,700             $ 8,450               $   3,250
HMO Licenses           15-20 years                 10,700               1,202                   9,498
Goodwill               15-35 years                314,240              58,699                 255,541
                                                  -------              ------                 -------
Total                                            $336,640             $68,351                $268,289
                                                 ========             =======                ========

        Amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $14.6 million, $13.6 million and $3.8 million, respectively. In accordance with SFAS 121 and Accounting Principles Board ("APB") Opinion No.17, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income.

         Other Assets - Other assets consist of loan acquisition costs, assets related to the supplemental executive retirement plan (See Note P to consolidated financial statements), restricted assets, deferred charges and certain costs incurred to develop new service areas and new products prior to the initiation of revenues. Loan acquisition costs are amortized over the term of the related debt while the other assets are amortized over their expected periods of benefit, where applicable. Loan acquisition costs were fully amortized in 1999. The preoperational new service area and new product costs were amortized over their expected period of benefit up to eight years. Effective April 1, 1997, the Company adopted a one-year period for amortization of new service area and new product costs. $2.7 million of expense was included in selling, general and administrative expense due to this change. These costs were fully amortized at December 31, 1997. Accumulated amortization of other assets was approximately $3.5 million and $3.4 million at December 31, 1999 and 1998, respectively.

         Medical Claims Liabilities - Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

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

         Significant Customers - For the years ended 1999, 1998, and 1997, the Company received 16.0%, 15.2%, and 14.0%, respectively, of its revenue from the Federal Medicare program throughout the Company's various markets.

         Reinsurance - Premiums paid to reinsurers are reported as health benefits expense and the related reinsurance recoveries are reported as deductions from health benefits expense.

         Income Taxes - The Company files a consolidated tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note I for disclosures related to income taxes.

         Minority Interest - For 1997, the minority interest represents a joint venture interest of 51% in Pennsylvania HealthMate, Inc. ("HealthMate").

         Stock-based Compensation - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees under APB Opinion No. 25, and complies with the disclosure requirements for SFAS 123. See Note L for disclosures related to stock-based compensation.

         Earnings per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), replacing primary EPS with "basic EPS." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. All prior periods were previously restated to comply with SFAS 128. See Note S for calculation of EPS.

         Comprehensive Earnings - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the financial statements as part of comprehensive earnings. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

        Governmental products include Medicare Risk, Medicare Cost, and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment. See Note U for disclosures on segment reporting.

         Derivative Instruments - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS 133 (as amended by SFAS 137) will have a material effect on its future results of operations.

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

         Reclassifications - Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

B.       PHC ACQUISITIONS AND DISPOSITIONS

        Effective April 1, 1998, the Company completed its acquisition of certain PHC health plans from Principal Life for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company's common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million ("the Warrant") was issued that grants Principal Life the right to acquire additional shares of the Company's common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company's common stock to increase its ownership percentage above 40%.

        Coincident with the closing of the transaction, the Company entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, to manage certain of Principal Life's indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, to offer to renew such policies in force at that time. Effective June 1, 1999, the Company amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life's health insurance indemnity business located in the Company's service area. The Company received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in an after tax gain of $0.1 million.

        At the closing, the Company also entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements expired on December 31, 1999. Pursuant to the agreements, the Company recognized revenue of approximately $25.5 million and $23.0 million for the years ended December 31, 1999 and 1998, respectively.

        As a result of the acquisition, the Company assumed an agreement with Principal Life, whereby Principal Life paid a fee for access to the Company's PPO network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Effective June 1, 1999, Coventry sold the Illinois portion of the PPO network back to Principal Life. Under this agreement, the Company recognized revenue of approximately $8.0 million and $12.0 million for the years ended December 31, 1999 and 1998, respectively.

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

        The proceeds from both sales were used to retire the Company's credit facility, to assist in improving the capital position of its regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from Principal Life in April 1998.

        In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through December 31, 1999, the Company has expended approximately $29.7 million related to these reserves and expects to make payments on the remaining reserves through July 2002.

        In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of December 31, 1999, the health plan had approximately 23,000 members throughout the state. As a result of the cost associated with exiting the Indiana market, the Company recorded a reserve of $2.0 million in the fourth quarter of 1999. The Company plans to close the health plan by the end of the fourth quarter 2000 and has expended approximately $0.4 million as of December 31, 1999.

        The purchase price for certain of the PHC plans was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $174.0 million excess of purchase price over the net identified tangible assets acquired was allocated to identifiable intangible assets and goodwill. The allocated amounts, net of the Florida and Illinois health plans and net of the impact of waiving the Renewal Rights and Coinsurance Agreements and the expiration of the Marketing Services Agreement, Management Services Agreement and PPO access agreement, and their related useful lives are as follows:

                                           AMOUNT                ESTIMATED
   DESCRIPTION                         (IN THOUSANDS)           USEFUL LIFE
   -----------                         --------------           -----------
   Customer Lists                                 7,233               5 years
   HMO Licenses                                  10,000              20 years
   Goodwill                                     156,795              35 years
                                                -------

   Total                                       $174,028
                                               ========


         The following unaudited pro-forma condensed consolidated results of operations assumes the PHC acquisition and the sales of the Florida and Illinois health plans occurred on January 1, 1998 and 1997 and excludes the non-recurring charge to merger costs of $6.5 million, see Note F:

                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              DECEMBER 31,                 DECEMBER 31,
                                                  1998                         1997
                                       ---------------------------- ---------------------------
                                               (UNAUDITED)                 (UNAUDITED)
   Operating revenues                              $2,021,580                  $1,875,411
   Net loss                                          (32,165)                    (22,694)
   Loss per share, basic                               (0.55)                      (0.39)

C.     OTHER ACQUISITIONS

       Effective October 1, 1999, the Company acquired Carelink Health Plans ("Carelink"), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.3 million including transaction costs of approximately $0.3 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identified tangible assets acquired was allocated to goodwill which is amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999.

       On November 1, 1999, the Company's subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina's ("KFHPNC") commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.8 million including transaction costs.

D.     MEDICAL OFFICE DISPOSITIONS

       Effective March 31, 1997, the Company completed its sale of the medical offices associated with HealthAmerica Pennsylvania, Inc., ("HealthAmerica"), in Pittsburgh, Pennsylvania, to a major health care provider organization. The sales price was $20.0 million resulting in a pretax gain of approximately $6.0 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser which increased the globally capitated membership in western Pennsylvania to approximately 250,000 members. Under the agreement, the provider organization receives a fixed percentage of premiums to cover all of the medical treatment the globally capitated members receive. The provider organization filed for bankruptcy protection on July 21, 1998 and , as a result, the Company is no longer operating under this agreement. See Note E for AHERF Charge.

        Effective May 1, 1997, the Company completed its sale of the medical offices associated with GHP, its health plan in St. Louis, Missouri, to a major health care provider organization. The sales price was $26.9 million resulting in a pretax gain of approximately $9.6 million. Coincident with the sale, the Company entered into a long-term global capitation agreement with the purchaser covering approximately 83,000 members, pursuant to which the provider organization receives a fixed percentage of premiums to cover all of the medical treatment the globally capitated members receive.

        In August 1997, the Company entered into agreements to sell certain remaining medical offices associated with HealthAmerica in Harrisburg, Pennsylvania. The sales price was $2.4 million and the transaction resulted in a pretax loss of $0.6 million. All gains or losses resulting from medical office sales are reflected in other income, net, in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997.

E.       AHERF CHARGE

        The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation ("AHERF") were involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company's members by the hospitals as a consequence of the bankruptcy filed by AHERF on July 21, 1998. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market.

        Shortly after AHERF filed for bankruptcy protection, the Company filed a lawsuit against AHERF's non-debtor, affiliated hospitals seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company's members. The lawsuit also included additional claims for monetary damages. In response, the hospitals filed a counterclaim alleging that the Company's subsidiary, HealthAmerica Pennsylvania, Inc., was liable to the hospitals for payment of these medical services.

        As a result, the Company, which is ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

        On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital, formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System ("West Penn"), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company's members prior to July 21, 1998, the date of AHERF's bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF's failure to fulfil its contractual obligations and the Company's remaining obligations have been determined and all AHERF-related litigation has been concluded.

        As of December 31, 1999, approximately $35.4 million of the $55.0 million reserve had been paid for medical claims. As a result of the settlement, the Company released $6.3 million of the reserve, which was reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents the Company's remaining obligations under the settlement and will be expended through August 2007.

F.       MERGER COSTS

         In connection with the acquisition of the PHC health plans, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in 1998 of approximately $6.5 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. As of December 31, 1999, the Company expended approximately $6.0 million and expects to make payments through March 2003 related to these charges.

G.       PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                               1999                1998
                                                                        -------------------- -----------------
Land                                                                               $350              $481

Buildings and leasehold improvements                                             14,310            11,922

Equipment                                                                        62,567            54,313
                                                                                 ------            ------

                                                                                 77,227            66,716

Less accumulated depreciation and amortization                                 (39,364)          (30,936)
                                                                               --------          --------
Property and equipment, net                                                     $37,863           $35,780
                                                                                =======           =======

       Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was approximately $13.6 million, $12.2 million, and $8.9 million, respectively.

H.       INVESTMENTS IN DEBT SECURITIES

          The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, as other comprehensive earnings, in the stockholders' equity section of its consolidated balance sheets. As of December 31, 1999 and 1998, stockholders' equity was decreased by approximately $5.9 million and increased by $0.3 million, respectively, netted by a deferred tax benefit of approximately $2.3 million and deferred tax cost of $0.1 million, respectively, to reflect the net unrealized investment loss/ gain on securities.

         The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 1999 and 1998 (in thousands):


                    1999                        AMORTIZED COST   UNREALIZED GAIN     UNREALIZED LOSS      FAIR VALUE
--------------------------------------------- ----------------- ------------------- ------------------ -----------------

State and municipal bonds                           $107,821                $97            $(1,369)          $106,549
Asset-backed securities                               16,383                  6               (172)            16,217
Mortgage-backed securities                            63,577                424             (1,021)            62,980
US Treasury & agencies securities                     34,046                 23             (1,148)            32,921
Other debt securities                                157,257                128             (1,525)           155,860

                                              ================= =================== ================== =================
                                                    $379,084               $678            $(5,235)          $374,527
                                              ================= =================== ================== =================


                    1998                       AMORTIZED COST    UNREALIZED GAIN     UNREALIZED LOSS      FAIR VALUE
--------------------------------------------- ----------------- ------------------- ------------------ -----------------

State and municipal bonds                            $55,355               $548              $(290)           $55,613
Asset-backed securities                               10,728                 71               (174)            10,625
Mortgage-backed securities                            50,626                455               (141)            50,940
US Treasury & agencies securities                     51,246                661               (316)            51,591
Other debt securities                                 40,003                529                (41)            40,491

                                              ================= =================== ================== =================
                                                    $207,958             $2,264              $(962)          $209,260
                                              ================= =================== ================== =================


         The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 1999 and December 31, 1998 (in thousands):

1999                                                                    AMORTIZED COST                FAIR VALUE
                                                               --------------------------------------------------------
Maturities:
  Within 1 year                                                                   $102,126                 $102,045
  1 to 5 years                                                                     114,850                  113,517
  6 to 10 years                                                                     68,382                   66,373
  Over 10 years                                                                     93,726                   92,592
                                                               --------------------------------------------------------
   Total short-term and long-term securities                                      $379,084                 $374,527
                                                               ========================================================

1998                                                                    AMORTIZED COST                FAIR VALUE
                                                               --------------------------------------------------------
Maturities:
  Within 1 year                                                                    $50,773                  $50,416
  1 to 5 years                                                                      57,362                   57,949
  6 to 10 years                                                                     29,382                   29,423
  Over 10 years                                                                     70,441                   71,472
                                                               --------------------------------------------------------
   Total short-term and long-term securities                                      $207,958                 $209,260
                                                               ========================================================

          Proceeds from the sale and maturities of investments were approximately $253.5 million and $122.9 million for the years ended December 31, 1999 and 1998, respectively. Gross investment gains of approximately $1.0 million and gross investment losses of approximately $1.2 million were realized on these sales for the year ended December 31, 1999 compared to gross investment gains of approximately $0.9 million and no gross investment losses on these sales for the year ended December 31, 1998.


I.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                1999                 1998                 1997
                                         --------------------------------------------------------------
Current provision:
   Federal                                        $15,606              $12,907              $16,439
   State                                            2,921                  763                3,684

Deferred provision (benefit):
   Federal                                         11,092             (14,695)              (9,943)
   State                                            2,946              (4,744)              (1,758)
                                         --------------------------------------------------------------
                                                  $32,565             $(5,769)               $8,422
                                         ==============================================================

       The expected tax provision based on the statutory rate of 35% differs from the Company's effective tax rate as a result of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                               1999                   1998                    1997
                                                        --------------------------------------------------------------------

Statutory federal tax rate                                      35.00%                (35.00%)                  35.00%
--------------------------                              --------------------------------------------------------------------
Effect of:
   State income taxes, net of federal benefit                    4.00%                 (4.04%)                   6.15%
   Amortization of goodwill                                      4.72%                 18.60%                    5.98%
   Tax exempt interest income                                   (1.51%)               (13.77%)                  (5.54%)
   Other                                                         0.64%                  1.27%                   (0.19%)
                                                        --------------------------------------------------------------------
Income tax provision (benefit)                                  42.85%                (32.94%)                  41.40%
                                                        ====================================================================

       The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                                              DECEMBER 31,
                                                                       1999                 1998
                                                                -----------------------------------------
             Deferred tax assets:
                Deferred revenue                                         $3,005               $2,804
                Medical liabilities                                       4,748                5,799
                Accounts receivable                                       4,749                7,921
                Deferred compensation                                     4,525                4,211
                Other accrued liabilities                                 3,254                6,487
                Other assets                                              8,363                8,419
                Contingent liabilities                                   29,289               31,173
                Net operating loss carryforward                           3,769                3,769
             --------------------------------------------------------------------------------------------

                   Gross deferred tax assets                             61,702               70,583
                   Less valuation allowance                             (3,252)              (3,252)
             --------------------------------------------------------------------------------------------

             --------------------------------------------------------------------------------------------
                   Deferred tax asset                                    58,450               67,331
             --------------------------------------------------------------------------------------------

             Deferred tax liabilities:
                Property and equipment                                  (5,000)                (982)
                Intangibles                                             (2,650)             (12,562)
                Other                                                         -                (508)
             --------------------------------------------------------------------------------------------

                   Gross deferred tax liabilities                       (7,650)             (14,052)
             --------------------------------------------------------------------------------------------
             Net deferred tax asset                                     $50,800              $53,279
             ============================================================================================

The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 is $3.3 million due to the Company's belief that the realization of the deferred tax asset resulting from federal and state net operating loss carryforwards associated with certain acquisitions is doubtful.

J. CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

       During the quarter ended June 30, 1997, the Company entered into a securities purchase agreement ("Warburg Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") and Franklin Capital Associates III, L.P. ("Franklin") for the purchase of $40.0 million of the Company's 8.3% Convertible Exchangeable Senior Subordinated Notes ("Coventry Notes"), together with warrants to purchase 2.35 million shares of the Company's common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, were exchangeable at the Company's or Warburg's option for shares of redeemable convertible preferred stock.

       During the second and third quarters of 1999, the Company converted all Coventry Notes held by Warburg and Franklin totaling $47.1 million, including interest, into 4,709,545 shares of Series A redeemable convertible preferred stock ("preferred stock") at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, in an amount equal to one-third of the shares outstanding on May 15, 2002, 2003 and 2004. The stock is carried at its fair value, which equals both its redemption value and liquidation value as of December 31, 1999 and will accrue dividends only if the Board of Directors declares dividends on common stock. The dividends (per share) on the preferred stock would be equal to the dividends on the common stock. The preferred stock may be converted at any time at the holders' option into shares of common stock at a conversion price equal to the closing market price of the Company's common stock on the date of conversion, if the closing market price is less than $10 per share. If the closing market price of the Company's common stock is greater than $10 per share, the preferred stock is convertible to common stock on a share for share basis. The preferred stock is callable by the Company if the market price of the Company's common stock exceeds certain agreed upon targets.

K.     LONG-TERM DEBT

       At December 31, 1998, long-term debt of $781,000, payable to the U. S. Department of Health and Human Services, represented obligations which were assumed in the acquisition of HAPA. Under the terms of the notes, principal was payable in various annual installments through June 30, 2000 with interest payable semi-annually at rates ranging from 7.75% to 9.125%. The notes were secured by certain assets of the Company. These notes were paid in full in May 1999.

       Interest expense for the year ended December 31, 1999 was $1.6 million, substantially all of which related to the Coventry Notes.

       The fair value of the Company's long-term borrowings is based on quoted market rates. The carrying amount of the Company's borrowings approximates fair value.

L.     STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

       As of December 31, 1999, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the "1998 Plan"), with an aggregate of 7 million shares of common stock authorized for issuance thereunder to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. At April 1, 1998, the 1998 Plan assumed the obligations of six stock option plans of Coventry Corporation with total outstanding options representing 3,322,714 shares, and one stock option plan of Principal Health Care, Inc. with total outstanding options representing 750,000 shares, as a result of the acquisition of the PHC plans. Under the 1998 Plan, the terms and conditions of grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20% to 25% increments per year and expire ten years from the date of grant. The 1998 Plan is authorized to grant either incentive stock options or nonqualified stock options at the discretion of the Compensation and Benefits Committee of the Board of Directors.

       As of September 10, 1998, employees of the Company were offered an opportunity to exchange their existing options (issued at a higher exercise price) for a reduced number of new options (issued at a lower exercise price) equivalent to the same value as their existing options, based upon a Black-Scholes equal valuation model. Employees could choose to decline the offer of new options and keep their existing options. As a result, the Company canceled approximately 4,370,100 options, and reissued re-priced options equal to approximately 3,714,182 shares. The options canceled were at exercise prices ranging from a high of $22.750 to a low of $6.3750. The options were reissued in accordance with an exchange formula (using the Black-Scholes equal valuation model) that issued one-half of the new options at an exercise price of the then current market value ($5.00) and the remaining one-half at 150% of the then current market value ($7.50). The resulting value of the repriced options was the same as the exchanged options.

       During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant options and other rights with respect to the Company's common stock to officers, other key employees, consultants and outside directors of the Company. A total of 1,600,000 shares of common stock was reserved for this issuance.

       The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        1999               1998              1997
                                                                 ------------------------------------------------------
       Net income (loss):             As Reported                       $ 43,435          $(11,741)           $11,903
                                      Pro Forma                           40,098           (14,224)             8,790

       EPS, basic                     As Reported                           0.74             (0.22)              0.36
       EPS, diluted                   As Reported                           0.69             (0.22)              0.35

       EPS, basic                     Pro Forma                             0.68             (0.27)              0.26
       EPS, diluted                   Pro Forma                             0.64             (0.27)              0.26

       Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       Transactions with respect to the plans for the three years ended December 31, 1999 were as follows (shares in thousands):

                                                    1999                          1998                           1997
                                        -------------------------------------------------------------------------------------------
                                                         WEIGHTED                      WEIGHTED                       WEIGHTED
                                                         AVERAGE                       AVERAGE                        AVERAGE
                                           SHARES     EXERCISE PRICE      SHARES    EXERCISE PRICE      SHARES     EXERCISE PRICE
                                        -------------------------------------------------------------------------------------------

Outstanding at beginning of year               5,441         $8              3,261         $13             2,858          $13

Granted                                        2,339          9              7,627           8             1,584          $15

Exercised                                      (344)          9              (110)          12             (166)          $12

Canceled                                     (1,259)         11            (5,337)          13           (1,015)          $14
                                        -------------------------------------------------------------------------------------------

Outstanding at end of year                     6,177         $8              5,441          $8             3,261          $13
                                        -------------------------------------------------------------------------------------------

Exercisable at end of year                     1,655         $8                837         $11               819          $13
                                        -------------------------------------------------------------------------------------------

       The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                 OPTIONS OUTSTANDING                               OPTIONS EXCERCISABLE
                          --------------------------------------------------------------------------------------------------
                                                  WEIGHTED
                              NUMBER              AVERAGE             WEIGHTED            NUMBER               WEIGHTED
 RANGE OF EXERCISE        OUTSTANDING AT         REMAINING            AVERAGE          EXERCISABLE AT      AVERAGE EXERCISE
      PRICES                 12/31/99         CONTRACTUAL LIFE     EXERCISE PRICES        12/31/99              PRICE
----------------------------------------------------------------------------------------------------------------------------
$ 5      -     $ 7             2,910                 8.6                $  6                  752                 $  5
$ 7      -     $ 8             1,247                 7.4                   8                  530                    8
$ 8      -     $ 11            1,449                 9.4                  10                   43                    9
$ 11     -     $ 21              567                 7.5                  14                  326                   14
$ 21     -     $ 25                4                 5.0                  25                    4                   25
                               -----                 ---                ----                -----                 ----
$ 5      -     $ 25            6,177                 8.4                $  8                1,655                 $  8
                               =====                 ===                ====                =====                 ====

The fair value of the stock options included in the pro forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     1999           1998           1997
                                                     ----           ----           ----

                   Dividend yield                       0 %             0%             0%

                   Expected volatility                 74 %            73%            64%

                   Risk-free interest rate              6 %             5%             6%

                   Expected life                     4 years        4 years        5 years

       The weighted-average grant date fair values for options granted in 1999, 1998 and 1997 were $5.29, $4.53, and $8.77, respectively.

       At December 31, 1999, the Company had outstanding warrants granting holders the right to purchase 5,690,188 shares of common stock. In July 1995, 100,000 warrants were issued at a price of $14.125 and expire in July 2000. During the first half of 1996, warrants for 170,000 shares were exercised at a price of $6.75 per share.

       On July 7, 1997, the Company finalized the sale of $40 million of Coventry Convertible Exchangeable Subordinated Notes, together with warrants to purchase 2,352,941 shares at $10.625 per share of common stock. The purchase price for the warrants was $1.00 per share, valued by the Company and the purchaser. The warrants expire seven years from the purchase date.

       On April 1, 1998, the Company issued a warrant to PHC (the "Principal Warrant") to purchase that number of shares of common stock equal to 66-2/3% of the total number of shares of common stock actually issued upon the exercise or conversion of the Company's employee stock options and warrants issued and outstanding at March 31, 1998, on the same terms and conditions as set forth in the respective options and warrants. The subsequent repricing of outstanding employee stock options on September 10, 1998 (see above) did not affect the Principal Warrant. Options and warrants that terminated or expired and are not exercised, are also canceled in the Principal Warrant. At March 31, 1998, the Company had options and warrants outstanding for 5,800,480 shares of common stock, representing the right to purchase 3,866,986 shares under the Principal Warrant. On May 21, 1999 and November 11, 1999, PHC exercised a portion of the Principal Warrant pursuant to exercises of the underlying options and purchased 1,335 and 10,915 shares of common stock, respectively. At December 31, 1999, the Principal Warrant represented the right to purchase 3,017,183 shares, taking into account exercises and cancellations.

       On May 1, 1997, the Company issued warrants to certain providers to purchase a total of 24,825 shares of common stock at an exercise price of $12.625 per share, expiring in 2002. On May 18, 1998, the Company issued warrants to four individual consultants to purchase a total of 40,000 shares of common stock at an exercise price of $13.625 per share, expiring in 2003. On October 22, 1998, the Company issued warrants to certain providers to purchase a total of 10,000 shares of common stock at an exercise price of $7.625 per share, expiring in 2003. On December 21, 1998, the Company issued a warrant to an individual in connection with the acquisition of a health plan to purchase 85,239 shares of common stock at an exercise price of $8.32 per share, expiring in 2003. On December 21, 1998, the Company issued a warrant to an individual in connection with legal services to purchase 50,000 shares of common stock at an exercise price of $7.625 per share, expiring in 2009. On April 19, 1999, the Company issued a warrant to an individual in recognition of years served on the Company's Board of Directors to purchase 10,000 shares of common stock at an exercise price of $7.625 per share, expiring in 2004.

       The Company implemented an Employee Stock Purchase Plan in 1994, which allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company's common stock. At the end of each plan year, the Company will issue the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 11,416, 15,016, and 7,074, shares in 1999, 1998, and 1997 respectively.

M.     REINSURANCE

       Throughout 1997, 1998 and the first quarter of 1999, the Company had reinsurance agreements, through its subsidiary CHLIC, with American Continental Insurance Company and Continental Assurance Company for portions of the risk it has underwritten through its products. Beginning in April 1999, the Company entered into new reinsurance agreements with Continental Assurance Company and American Continental Insurance Company with greater coverages. Reinsurance premiums for the years ended December 31, 1999, 1998 and 1997 were approximately $9.9 million, $1.0 million and $0.7 million respectively. Reinsurance recoveries, including amounts receivable, for the same periods were approximately $5.9 million, $0.6 million and $0.4 million.

       These reinsurance agreements do not release the Company from its primary obligations to its membership. The Company remains liable to its membership if the reinsurers are unable to meet their contractual obligations under the reinsurance agreements. All reinsurance agreements are subject to certain limits on hospital costs per patient-day. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers on an annual basis. American Continental Insurance Company and Continental Assurance Company are both currently A rated by the A.M. Best Company.

       Medicaid risk exposures in Missouri are reinsured through the State of Missouri mandated program. Reinsurance recoveries for the years ended December 31, 1999, 1998 and 1997 were approximately $3.1 million, $2.1 million and $3.6 million, respectively.

N.     COMMITMENTS

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

       The minimum rental commitments payable and minimum sublease rentals to be received by the Company during each of the next five years ending December 31 and thereafter for noncancellable operating leases are as follows (in thousands):

                                             RENTAL              SUBLEASE
                            YEAR           COMMITMENTS            INCOME
                        ----------         -----------         ------------
                              2000         $   15,314          $     4,491
                              2001             14,342                4,367
                              2002             12,727                3,878
                              2003              9,902                3,252
                              2004              8,657                3,216
                        Thereafter              7,795                3,157
                                           ----------          -----------
                                           $   68,737          $    22,361
                                           ==========          ===========

       Total rent expense was approximately $14.5 million, $14.6 million and $8.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

O.     CONCENTRATIONS OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors which emphasize investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company's financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

       As discussed in Notes D and E to the consolidated financial statements, the Company entered into long-term global capitation arrangements with two integrated provider organizations. Global capitation agreements limit the Company's exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements. To the extent that the Company becomes a party to global capitation agreements with a single provider organization serving substantial membership, the Company becomes exposed to credit risk with respect to such organizations. The Company may utilize the following to manage such risk: 1) contract with providers with significant net worth and cash reserves;
2) require letters of credit or cash to be reserved for claims payment and 3) monitor the providers' financial condition in regard to the Company membership.

       Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base and their breakdown among geographical locations. See Note A for additional information with respect to accounting policies for accounts receivable.

       The Company believes the allowance for doubtful collections adequately provides for estimated losses as of December 31, 1999. The Company has a risk of incurring loss if such allowances are not adequate.

       As discussed in Note M to consolidated financial statements, the Company has reinsurance agreements with major insurance companies. The Company monitors the insurance companies' financial ratings to determine compliance with standards set by state law. The Company has a credit risk associated with these reinsurance agreements to the extent the reinsurers are unable to pay valid reinsurance claims of the Company.

P.     BENEFIT PLANS

       On July 1, 1994, Coventry Corporation adopted an employee defined contribution retirement plan qualifying under IRC Section 401(k), the Coventry Corporation Retirement Savings Plan (the "Plan"), which covered substantially all employees of Coventry Corporation and its subsidiaries who meet certain requirements as to age and length of service and who elect to participate in the Plan. Similar retirement savings plans offered by (1) both HAPA and GHP and (2) both Coventry Healthcare Management Corporation ("CHMC") and HCUSA were merged into the Plan effective July 1, 1994 and January 1, 1996, respectively. Effective March 31, 1998, the Company was formed as the parent company of an affiliated group of companies that includes Coventry Corporation. The Company, with the approval of Coventry Corporation, adopted and became sponsor of the Plan effective April 1, 1998. On April 1, 1998, the Coventry Health Care, Inc. Retirement Savings Plan (the "New Plan") was adopted and any prior PHC and certain affiliated participant account balances included in the assets of the former PHC qualified retirement plan were rolled over into the New Plan at the election of the former PHC employees. Effective October 1, 1998, the Plan was merged with the New Plan. All employees that were participants under the Plan became participants in the New Plan. On October 1, 1998, the assets of the Plan were merged and transferred to: (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the New Plan's participant loans and the Coventry Health Care, Inc. Common Stock. Effective October 1, 1999, pursuant to the merger of Coventry Health Plan of West Virginia, Inc. (CHC-WV), a wholly-owned subsidiary of the Company, and Carelink Health Plans, Inc. (Carelink) whereby Carelink was the surviving entity, Carelink became an adopting employer of the New Plan.

       Prior to 1998, under the Plan, participants were able to defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company made matching contributions equal to 100% of the participant's contribution on the first 3% of the participant's compensation deferral and equal to 50% of the participant's contribution on the second 3% of the participant's compensation deferral. Prior to 1998, participants vested in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. Effective January 1, 1998, under the Plan and the New Plan, participants may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company's common stock equal to 100% of the participant's contribution on the first 3% of the participant's compensation deferral and equal to 50% of the participant's contribution on the second 3% of the participant's compensation deferral. Participants will vest in the Company's matching contributions in 50% increments annually over a period of 2 years, based on length of service with the Company and/or its subsidiaries. All costs of the Plan and the New Plan are funded by the Company and participants as they are incurred.

       On July 1, 1994, Coventry Corporation adopted a supplemental executive retirement plan (the "SERP"), which covered employees of Coventry Corporation and its subsidiaries who (1) meet certain requirements as to age and management responsibilities and/or salary, (2) are designated as being eligible to participate in the SERP by the Compensation and Benefits Committee of the Board of Directors of the Company, and (3) elect to participate in the SERP and the Plan. A similar supplemental executive retirement plan offered by HAPA was merged into the SERP effective July 1, 1994. The Company, with the approval of Coventry Corporation, adopted and became sponsor of the SERP effective April 1, 1998. Effective April 1, 1998, the SERP Plan name changed to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary, and up to 100% of any bonus awarded, over and beyond the compensation deferral limits of the Plan. Effective January 1, 1999, the Company amended the SERP's definition of compensation to exclude income or proceeds from the Company's Stock Incentive Plan and relocation payments. The Company makes matching contributions equal to 100% of the participant's contribution on the first 3% of the participant's compensation deferral and 50% of the participant's contribution on the second 3% of the participant's compensation deferral. Prior to January 1, 1998, participants vested in the Company's matching contributions in 20% increments annually over a period of 5 years, based on length of service with the Company and/or its subsidiaries. Effective January 1, 1998, participants vest in the Company's matching contributions ratably over two years, based on length of service. All costs of the SERP are funded by the Company as they are incurred.

       The cost, principally employer matching contributions, of the benefit plans charged to operations for 1999, 1998 and 1997 was approximately $3.6 million, $4.0 million and $1.8 million, respectively.

Q.     STATUTORY INFORMATION

       The Company's HMO subsidiaries are required by the respective domicile states to maintain minimum statutory capital and surplus in aggregate of approximately $80.7 million at December 31, 1999. Combined statutory capital and surplus of the Company's HMOs was approximately $159.8 million. The states in which the Company's HMOs operate require HMOs to maintain deposits with the Department of Insurance. These deposits totaled $24.8 million at December 31, 1999.

       The National Association of Insurance Commissioners has proposed that states adopt risk-free capital standards that, if implemented, would generally require higher minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, no state where Coventry has HMO operations has adopted those standards.

       CHLIC's authorized control level risk-based capital is approximately $11.8 million. Total adjusted statutory capital and surplus of CHLIC as of December 31, 1999 was approximately $38.6 million. Statutory deposits for CHLIC as of December 31, 1999 totaled approximately $3.5 million.

R.     OTHER INCOME

       Other income for the years ended December 31, 1999, 1998, and 1997 includes investment income of approximately $30.3 million, $25.5 million, and $10.8 million, respectively. As described in Note D, other income includes $15.0 million in 1997 from the sale of medical offices.

S.     EARNINGS PER SHARE

       Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS, when applicable, assumes the conversion of convertible notes and the exercise of all options, warrants and redeemable convertible preferred stock using the treasury stock method. Net earnings is increased for the assumed elimination of interest expense on the convertible notes. In all cases, however, losses are not diluted.

       The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                                                                 1999
                                                           ---------------------------------------------------------
                                                             EARNINGS                SHARES
                                                           (NUMERATOR)           (DENOMINATOR)      PER SHARE AMOUNT
                                                           ---------------------------------------------------------
                 Basic EPS                                   $43,435                 59,025               $0.74

                 Effect of Dilutive Securities
                    Options and warrants                                                498
                    Convertible notes                                                 2,997
                    Redeemable convertible                                            1,639
                       preferred stock
                    Interest on convertible notes               $848
                                                     --------------------------------------------------------------

                 Diluted EPS                                 $44,283                 64,159             $0.69
                                                     ==============================================================
                                                                                 1998
                                                     --------------------------------------------------------------
                                                              LOSS               SHARES
                                                           (NUMERATOR)        (DENOMINATOR)        PER SHARE AMOUNT
                                                     --------------------------------------------------------------
                 Basic EPS                                  $(11,741)                52,477            $(0.22)

                 Effect of Dilutive Securities
                    Options and warrants
                    Convertible notes
                                                     --------------------------------------------------------------

                 Diluted EPS                                $(11,741)                52,477            $(0.22)
                                                     ==============================================================

                                                                                 1997
                                                     --------------------------------------------------------------
                                                              LOSS               SHARES
                                                           (NUMERATOR)        (DENOMINATOR)        PER SHARE AMOUNT
                                                     --------------------------------------------------------------
                 Basic EPS                                   $11,903                 33,210             $0.36

                 Effect of Dilutive Securities
                    Options and warrants                                                702
                    Convertible notes
                                                     --------------------------------------------------------------

                 Diluted EPS                                 $11,903                 33,912             $0.35
                                                     ==============================================================

T.     LEGAL PROCEEDINGS

       In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 1999 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

       Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (RICO) and federal employee benefits law (ERISA), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

       The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

       UNITY ARBITRATION. GHP, a health plan subsidiary of the Company, entered into an agreement, effective January 1, 1998, with Unity Health Network, L.L.C. ("Unity") for Unity's provider network to provide health care services to GHP's members in the southern and western areas of St. Louis County, Missouri. The agreement contained risk sharing provisions. Disputes arose under the agreement and the matter was submitted to arbitration before the American Arbitration Association ("AAA"). GHP demanded payment from Unity of $7.6 million and specific performance under the agreement. Unity demanded payment from GHP of $14.5 million, specific performance of certain provisions of the agreement and suspension of its payment obligations. On December 23, 1999, the AAA tribunal of arbitrators awarded GHP the sum of $1.1 million for deficiencies in risk fund pools for 1998, and awarded Unity the sum of $1.8 million as liquidated damages for GHP's failure to meet certain administrative performance standards, and held Unity contractually liable for funding any deficits in the risk fund pools for 1999. The only remaining issue pending is the readjudication of certain disputed claims submitted subsequent to June 30, 1999.

       BJC. Effective May 1, 1997, the Company completed its sale of the medical offices associated with Group Health Plan, Inc., its health plan in St. Louis, Missouri, to BJC Health System ("BJC"), a major provider organization in the St. Louis market, for approximately $26.9 million. Upon the sale, the Company entered into a long-term global capitation agreement with BJC, since amended, that covered approximately 33.3% of the risk membership in St. Louis at December 31, 1998. Under the agreement, BJC receives a fixed percentage of premium to cover all of the medical treatment received by the globally capitated members. Various disputes alleging breaches have arisen under the BJC global capitation agreement concerning the accuracy and timeliness of claims payments, and the accuracy of membership reconciliations that would affect the amount of premiums paid to BJC to provide its services under the agreement. BJC contends that these alleged breaches entitles it to terminate the agreement. Although the parties are obligated to arbitrate their disputes under the terms of the agreement, the parties have agreed to attempt to negotiate a resolution of the various issues while concurrently proceeding with arbitration. While the Company acknowledges certain claims payment inaccuracies, the Company denies the remaining allegations and vigorously disputes that any such claims constitute a material breach of the agreement. Management does not believe that the outcome of these disputes will have a material impact on the consolidated financial statements, although there can no assurance in this regard.

U.       SEGMENT INFORMATION

                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                (IN $000S)
                                      COMMERCIAL            GOVERNMENT PROGRAMS              TOTAL
                                ---------------------------------------------------------------------------
           Revenues                   $1,541,786                   540,289                 2,082,075
           Gross Margin                  235,084                    60,621                   295,705

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                (IN $000S)
                                      COMMERCIAL            GOVERNMENT PROGRAMS              TOTAL
                                ---------------------------------------------------------------------------
           Revenues                   $1,561,640                    471,732                2,033,372
           Gross Margin                  165,299                     45,699                  210,998

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                (IN $000S)
                                      COMMERCIAL            GOVERNMENT PROGRAMS              TOTAL
                                ---------------------------------------------------------------------------
           Revenues                     $886,237                    321,912                1,208,149
           Gross Margin                  132,340                     35,949                  168,289

       Following are reconciliations of reportable segment information to financial statement amounts:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               1999                  1998                   1997
                                                      -------------------------------------------------------------------
              Revenues
                 Reportable Segments                           $2,082,075            $2,033,372             $1,208,149
                 Management services                               80,297                77,011                 20,202
                                                      -------------------------------------------------------------------
                    Total revenues                             $2,162,372            $2,110,383             $1,228,351
                                                      ===================================================================

              Earnings (Loss) Before
                 Income Taxes:
                 Gross margin from reportable
                 segments                                        $295,705              $210,998               $168,289

                 Management services                               80,297                77,011                 20,202

                 Selling, general and administrative            (299,942)             (291,919)              (170,017)

                 Depreciation and amortization                   (28,205)              (25,793)               (12,735)

                 Merger costs                                           -               (6,492)                      -

                 Other income, net                                 29,906                27,251                 24,880

                 Interest expense                                 (1,761)               (8,566)               (10,275)
                                                      -------------------------------------------------------------------
                 Earnings (loss) before income
                 taxes and minority interest                      $76,000             $(17,510)                $20,344
                                                      ===================================================================

V.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 1999 and 1998.

                                                                                   QUARTER ENDED
                                                 MARCH 31,              JUNE 30,              SEPTEMBER 30,           DECEMBER 31,
                                                   1999                   1999                    1999                 1999 (1)(2)
                                            ----------------------------------------------------------------------------------------
Operating revenues                                  $527,848              $531,831                $529,889                $572,804
Operating earnings                                     8,683                 9,626                  11,391                  18,155
Net earnings                                           8,293                 9,157                  10,970                  15,015
Net earnings per share - basic                          0.14                  0.16                    0.19                    0.25
Net earnings per share - diluted                        0.14                  0.15                    0.17                    0.24

                                                                                   QUARTER ENDED
                                                 MARCH 31,              JUNE 30,              SEPTEMBER 30,           DECEMBER 31,
                                                   1998                1998 (3)(4)                1998                  1998 (5)
                                            ----------------------------------------------------------------------------------------
Operating revenues                                  $330,209              $583,804                $593,278                $603,092
Operating earnings (loss)                              7,178              (51,238)                   2,179                   5,686
Net earnings (loss)                                    4,707              (27,756)                   5,068                   6,240
Net earnings (loss) per share - basic                   0.14                (0.47)                    0.09                    0.11
Net earnings (loss) per share - diluted                 0.13                (0.47)                    0.09                    0.11

(1) The Company will close its subsidiary, Coventry Health Care of Indiana, Inc., by the end of the fourth quarter 2000. As a result of the cost associated with exiting the Indiana market, the Company recorded a reserve for $2.0 million in the fourth quarter of 1999.

(2) In October 1999, the Company reached a settlement with AHERF. As a result of the settlement, the Company released $6.3 million of its AHERF reserve, which was reflected as a gain in the fourth quarter.

(3) Effective April 1, 1998, the Company completed its acquisition of certain assets of PHC from Principal Life. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of PHC have been included in the Company's consolidated financial statements since the date of acquisition. As a result of the merger, an estimated reserve of $7.8 million was established for the costs related to the relocation of the corporate office from Nashville, Tennessee to Bethesda, Maryland and other merger related expenses.

(4) The second quarter 1998 operating results were affected by the establishment of a reserve as a result of the bankruptcy filing by AHERF. The establishment of the reserves resulted in a charge to earnings of $55.0 million.

(5) The merger costs were less than the reserve established in the second quarter of 1998, resulting in a credit to earnings of $1.3 million.

W.     SUBSEQUENT EVENTS

       Effective February 1, 2000, the Company completed its acquisition of The Anthem Company's West Virginia managed care subsidiary, PrimeONE, Inc. ("PrimeONE"), for the total purchase price of approximately $3.9 million including acquisition costs. The $1.5 million excess of purchase price over the net identifiable tangible assets acquired was allocated to goodwill. PrimeONE has approximately 18,000 commercial members and annual premium revenue of $32.0 million. The acquisition expands the Company's West Virginia service area and brings its total membership in the state to over 109,000 members.

       On February 3, 2000, the Company completed the acquisition of Prudential Health Care Plan, Inc.'s 11,800-member Medicaid business in St. Louis, Missouri at approximately $100 per member. The acquisition brings the Company's total Medicaid membership in St. Louis to more than 106,000 members.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information set forth under the captions "Directors and Executive Officers" and "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION.

       The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

ITEM 12: SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information set forth under the captions "Executive Compensation," "Voting Stock Outstanding and Shareholders," and "Voting Stock Ownership of Principal Shareholders and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

                                                                                            FORM 10-K
                                                                                              PAGES
                                                                                            ---------
   Report of Independent Public Accountants                                                       35

   Consolidated Balance Sheets, December 31, 1999 and 1998                                        36


   Consolidated Statements of Operations for the Years Ended December
   31, 1999, 1998 and 1997                                                                        37

   Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997                                                               38


   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997                                                               39


   Notes to Consolidated Financial Statements, December 31, 1999, 1998,
   and 1997                                                                                   40 - 62

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

4.1.1         Specimen Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 8, 1998).

4.1.2 Specimen Series A Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1999).

4.2 Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 8, 1998).

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

4.6           Amended Form of Convertible Note (Incorporated by reference to
              Exhibit 4.5 of Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

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

4.9 Amendment No. 1 to Common Stock Purchase Warrant effective as of October 29, 1998, issued to Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.10 Form of Common Stock Purchase Warrant, as amended, of Coventry Corporation issued to Warburg, Pincus Ventures, L.P. (and also to Franklin Capital Associates III, L.P. for 235,294 shares of common stock) (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K dated April 8, 1998).

4.11          Form of Common Stock Purchase Warrant.

4.12          Common Stock Purchase Warrant issued as of January 4, 1999 to John
              W. Campbell (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

4.13 Shareholders' Agreement, dated as of April 1, 1998, by and among Coventry Health Care, Inc., Principal Mutual Life Insurance Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 8-K dated April 8, 1998).

10.0 Agreement dated May 19, 1999 between the Company and Principal Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

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

10.10 Employment Agreement effective as of January 1, 1999, executed by Allen F. Wise and the Company. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11         Employment Agreement dated December 30, 1996 executed by Dale B.
              Wolf and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10 (v) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997).

10.12.1 Employment Agreement dated March 13, 1998 between Thomas McDonough and Coventry Corporation (assumed by the Company as of April 1,
              1998) (Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.12.2 Amendment to Employment Agreement dated July 12, 1999 between Thomas McDonough and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, Quarterly Report for the quarter ended September 30, 1999).

10.13.1 Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit
              10.34 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.13.2 Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1999).

10.14 Form of Company's Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Claudia Bjerre, Janet M. Stallmeyer, Francis S. Soistman, Jr., Harvey Pollack, Ronald M. Chaffin, Bernard J. Mansheim,
              M. D., Thomas Davis (included executive's right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive's right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive's right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control) (Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.15 Form of Company's Agreement (for Key Executives) dated September 12, 1995 (executed by James R. Hailey, Jan H. Hodges, and Shirley
              R. Smith) (Incorporated by reference to Exhibit (xxix) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995).

10.16 Separation Agreement and Release dated April 13, 1999 between Richard H. Jones and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

10.17 Agreement and Release dated May 29, 1998 between Robert A. Mayer, Coventry Corporation and HealthAmerica Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

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

10.25 Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (March 4, 1999) (Incorporated by reference to
              Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.26         Coventry Health Care 1999 Management Incentive Plan
              (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.27.1 Form of Coventry Health Care, Inc. Retirement Savings Plan, effective April 1, 1998. (Incorporated by reference to Exhibit
              10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.27.2 Amendment No. 1, Coventry Health Care, Inc. Retirement Savings Plan, effective October 1, 1998.

10.28.1 Coventry Corporation Supplemental Executive Retirement ("SERP") Plan effective July 1, 1994 (Incorporated by reference to Exhibit
              4.2 to Coventry Corporation's Form S-8, Registration Statement No. 33-81358).

10.28.2 First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28.3 Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28.4 Third Amendment to SERP dated April 30, 1998 (Incorporated by reference to Exhibit 10.32.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.28.5       Fourth Amendment to SERP dated November 4, 1999.

10.32 Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

10.33         Employment Agreement dated January 15, 1997 executed by Shirley R.
              Smith (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.34         Employment Agreement dated January 1, 1997 executed by Jan H.
              Hodges (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.35 Global Capitation Agreement, dated March 12, 1997, by and among Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC Health Systems. (Incorporated by reference to Exhibit 10.5 to Coventry Corporation's Form 8-K/A dated March 12, 1998).*

10.36 Second Amendment to the Global Capitation Agreement by and between Group Health Plan, Inc., HealthCare USA of Missouri, LLC, and BJC Health System dated February 26, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

11            Computation of Net Earnings Per Common and Common Equivalent Share

21            Subsidiaries of the Registrant

23            Consent of Arthur Andersen LLP (See Exhibit 23 attached to this
              Report)

27            Financial Data Schedule (for SEC use only)


(b) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.


----------

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

DATED:  MARCH 30, 2000

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                             Title (Principal Function)                  Date

             /s/ JOHN H. AUSTIN, .M.D., M.P.H.
         -------------------------------------        Chairman of the Board and                  March 30, 2000
              John H. Austin, M.D., M.P.H.            Director

            /s/ ALLEN F. WISE
         -------------------------------------        President, Chief Executive                 March 30, 2000
                     Allen F. Wise                    Officer and Director

            /s/ DALE B. WOLF
         -------------------------------------        Executive Vice President, Chief
                      Dale B. Wolf                    Financial Officer, Treasurer and           March 30, 2000
                                                      Principal Accounting Officer
            /s/ LAWRENCE N. KUGELMAN
         -------------------------------------        Director                                   March 30, 2000
                  Lawrence N. Kugelman

            /s/ EMERSON D. FARLEY, JR., M.D.
         -------------------------------------        Director                                   March 30, 2000
              Emerson D. Farley, Jr., M.D.

            /s/ JOEL  ACKERMAN
         -------------------------------------        Director                                   March 30, 2000
                     Joel  Ackerman

         -------------------------------------        Director                                   March 30, 2000
                  Elizabeth E. Tallett

         -------------------------------------        Director                                   March 30, 2000
                    Thomas L. Blair

            /s/ THOMAS J. GRAF
         -------------------------------------        Director                                   March 30, 2000
                     Thomas J. Graf

            /s/ DAVID J. DRURY
         -------------------------------------        Director                                   March 30, 2000
                     David J. Drury

            /s/ RODMAN W. MOORHEAD, III
         -------------------------------------        Director                                   March 30, 2000
                Rodman W. Moorhead, III

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
COVENTRY HEALTH CARE, INC:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Coventry Health Care, Inc. (a Delaware corporation and successor-in-interest to Coventry Corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 21, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

BALTIMORE, MARYLAND
FEBRUARY 21, 2000

                                   SCHEDULE II
                   COVENTRY HEALTH CARE INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                  ADDITIONS CHARGED TO
                                               BALANCE AT          COSTS AND EXPENSES        DEDUCTIONS (CHARGE         END OF
                                          BEGINNING OF PERIOD           (1) (2)                   OFFS) (1)(2)          PERIOD
                                          ---------------------------------------------------------------------------------------

Year ended December 31, 1999:
Allowance for doubtful accounts                   $  12,023         $     4,562                  $   (11,037)          $    5,548

Year ended December 31, 1998:
Allowance for doubtful accounts                   $   7,378         $    15,935                  $   (11,290)          $   12,023

Year ended December 31, 1997:
Allowance for doubtful accounts                   $   8,000         $     2,748                  $    (3,370)          $    7,378

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

(2) Additions to the allowance for retroactive terminations are included as contra revenue.

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

4.1.1         Specimen Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 8, 1998).

4.1.2 Specimen Series A Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1999).

4.2 Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 8, 1998).

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

4.6           Amended Form of Convertible Note (Incorporated by reference to
              Exhibit 4.5 of Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

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

4.9 Amendment No. 1 to Common Stock Purchase Warrant effective as of October 29, 1998, issued to Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.10 Form of Common Stock Purchase Warrant, as amended, of Coventry Corporation issued to Warburg, Pincus Ventures, L.P. (and also to Franklin Capital Associates III, L.P. for 235,294 shares of common stock) (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K dated April 8, 1998).

4.11          Form of Common Stock Purchase Warrant.

4.12          Common Stock Purchase Warrant issued as of January 4, 1999 to John
              W. Campbell (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

4.13 Shareholders' Agreement, dated as of April 1, 1998, by and among Coventry Health Care, Inc., Principal Mutual Life Insurance Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 8-K dated April 8, 1998).

10.0 Agreement dated May 19, 1999 between the Company and Principal Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

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

10.10 Employment Agreement effective as of January 1, 1999, executed by Allen F. Wise and the Company. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.11         Employment Agreement dated December 30, 1996 executed by Dale B.
              Wolf and Coventry Corporation (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 10 (v) to Coventry Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997).

10.12.1 Employment Agreement dated March 13, 1998 between Thomas McDonough and Coventry Corporation (assumed by the Company as of April 1,
              1998) (Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.12.2 Amendment to Employment Agreement dated July 12, 1999 between Thomas McDonough and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, Quarterly Report for the quarter ended September 30, 1999).

10.13.1 Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit
              10.34 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.13.2 Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1999).

10.14 Form of Company's Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Claudia Bjerre, Janet M. Stallmeyer, Francis S. Soistman, Jr., Harvey Pollack, Ronald M. Chaffin, Bernard J. Mansheim, M.D., Thomas Davis (included executive's right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive's right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive's right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control) (Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

10.15 Form of Company's Agreement (for Key Executives) dated September 12, 1995 (executed by James R. Hailey, Jan H. Hodges, and Shirley
              R. Smith) (Incorporated by reference to Exhibit (xxix) to Coventry Corporation's Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995)

10.16 Separation Agreement and Release dated April 13, 1999 between Richard H. Jones and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).

10.17 Agreement and Release dated May 29, 1998 between Robert A. Mayer, Coventry Corporation and HealthAmerica Pennsylvania, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).

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

10.25 Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (March 4, 1999) (Incorporated by reference to
              Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.26 Coventry Health Care 1999 Management Incentive Plan - (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.27.1 Form of Coventry Health Care, Inc. Retirement Savings Plan, effective April 1, 1998. (Incorporated by reference to Exhibit
              10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.27.2 Amendment No. 1, Coventry Health Care, Inc. Retirement Savings Plan, effective October 1, 1998.

10.28.1       Coventry Corporation Supplemental Executive Retirement
              Plan ("SERP") effective July 1, 1994 (Incorporated by reference to
              Exhibit 4.2 to Coventry Corporation's Form S-8, Registration Statement No. 33-81358).

10.28.2 First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28.3 Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.28.4 Third Amendment to SERP dated April 30, 1998 (Incorporated by reference to Exhibit 10.32.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.28.5       Fourth Amendment to SERP dated November 4, 1999.

10.32 Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).

10.33         Employment Agreement dated January 15, 1997 executed by Shirley R.
              Smith (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.34         Employment Agreement dated January 1, 1997 executed by Jan H.
              Hodges (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

10.35 Global Capitation Agreement, dated March 12, 1997, by and among Group Health Plan, Inc., HealthCare USA of Missouri, LLC and BJC Health Systems. (Incorporated by reference to Exhibit 10.5 to Coventry Corporation's Form 8-K/A dated March 12, 1998).*

10.36 Second Amendment to the Global Capitation Agreement by and between Group Health Plan, Inc., HealthCare USA of

              Missouri, LLC, and BJC Health System dated February 26, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

11            Computation of Net Earnings Per Common and Common Equivalent Share

21            Subsidiaries of the Registrant

23            Consent of Arthur Andersen LLP (See Exhibit 23 attached to this
              Report)

27            Financial Data Schedule (for SEC use only)


(b) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

----------

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.