Form 10-Q
period 2000-03-31
COVENTRY HEALTH CARE INC
filed 2000-05-12
CIK 1054833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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

                                 YES [X] NO [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at April 30, 2000
-----                                          -----------------------------
Common Stock $.01 Par Value                             58,558,772

--------------------------------------------------------------------------------

                           COVENTRY HEALTH CARE, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

            ITEM 1: Financial Statements                                                   3

                    Consolidated Balance Sheets                                            3
                    at March 31, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Operations                        4
                    for the quarters ended March 31, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows                        5
                    for the quarters ended March 31, 2000 and 1999

                    Notes to the Condensed Consolidated Financial Statements               6

            ITEM 2: Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             11

            ITEM 3: Quantitative and Qualitative Disclosures of Market Risk               22

PART II.  OTHER INFORMATION

            ITEM 1: Legal Proceedings                                                     23

            ITEMS 2, 3, 4 and 5:                                                          23

            ITEM 6: Exhibits required to be filed by Item 601 of Regulation S-K           24

            SIGNATURES                                                                    25

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            March 31,              December 31,
                                                                               2000                    1999
                                                                          --------------          --------------
                                                                           (unaudited)
    ASSETS
    Cash and cash equivalents                                             $    240,095            $    240,076
    Short-term investments                                                      72,073                  88,365
    Accounts receivable, net                                                    61,157                  53,173
    Other receivables, net                                                      46,024                  42,304
    Deferred income taxes                                                       56,192                  56,157
    Other current assets                                                         6,158                   3,330
                                                                          --------------          --------------
         Total current assets                                                  481,699                 483,405

    Long-term investments                                                      313,696                 286,162
    Property and equipment, net                                                 37,374                  37,863
    Goodwill and intangible assets, net                                        267,911                 268,289
    Other long-term assets                                                       5,899                   5,864
                                                                          --------------          --------------
         Total assets                                                     $  1,106,579            $  1,081,583
                                                                          ==============          ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Medical claim liabilities                                             $    315,793            $    308,095
    Other medical liabilities                                                   59,748                  54,691
    Accounts payable and other accrued liabilities                             109,112                 110,186
    Deferred revenue                                                            56,528                  49,914
                                                                          --------------          --------------
         Total current liabilities                                             541,181                 522,886
    Long-term liabilities                                                       31,261                  31,217
                                                                          --------------          --------------
         Total liabilities                                                     572,442                 554,103

    Redeemable convertible preferred stock, $.01 par value; Series A,
          6,000,000 shares authorized; 4,709,545
          shares issued and outstanding in 2000 and 1999                        47,095                  47,095
    Stockholders' equity:
         Common stock, $.01 par value; 200,000,000 shares
           authorized; 59,727,898 shares issued and 58,529,185
           outstanding in 2000;  and 59,643,753 shares issued
           and 59,148,797 outstanding in 1999                                      597                     596
         Treasury stock, at cost, 1,198,713 and 494,956 shares in 2000
            and 1999, respectively                                             (10,765)                 (5,380)
         Additional paid-in capital                                            481,541                 480,792
         Accumulated other comprehensive loss                                   (3,230)                 (2,780)
         Retained earnings                                                      18,899                   7,157
                                                                          --------------          --------------
         Total stockholders' equity                                            487,042                 480,385
                                                                          --------------          --------------
         Total liabilities and stockholders' equity                       $  1,106,579            $  1,081,583
                                                                          ==============          ==============

    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                Quarters Ended
                                                                  March 31,
                                                        ------------------------------
                                                           2000                1999
                                                        ----------          ----------
    Operating revenues:
       Managed care premiums                             $606,337            $507,678
       Management services                                 11,073              20,170
                                                        ----------          ----------
           Total operating revenues                       617,410             527,848
                                                        ----------          ----------

    Operating expenses:
       Health benefits                                    517,972             433,641
       Selling, general and administrative                 81,485              78,530
       Depreciation and amortization                        6,803               6,994
                                                        ----------          ----------
           Total operating expenses                       606,260             519,165
                                                        ----------          ----------

    Operating earnings                                     11,150               8,683

    Other income, net                                       9,058               7,015
    Interest expense                                          (61)             (1,007)
                                                        ----------          ----------

    Earnings before income taxes                           20,147              14,691

    Provision for income taxes                              8,405               6,398
                                                        ----------          ----------

    Net earnings                                         $ 11,742            $  8,293
                                                        ==========          ==========

    Net earnings per share:
        Basic                                            $   0.20            $   0.14
                                                        ==========          ==========
        Diluted                                          $   0.18            $   0.14
                                                        ==========          ==========

    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Quarters Ended
                                                                                 March 31,
                                                                            2000           1999
                                                                       -----------------------------
         Net cash from operating activities                            $  19,133     $  (46,854)
                                                                       -----------------------------

         Cash flows from investing activities:
              Capital expenditures, net                                  (3,617)         (2,921)
              Sales of investments                                        86,133          50,641
              Purchases of investments                                  (92,393)        (26,252)
              Payments for acquisitions, net of cash acquired            (4,405)               -

                                                                       -----------------------------
         Net cash from investing activities                             (14,282)          21,468
                                                                       -----------------------------

         Cash flows from financing activities:
              Payments on long-term debt and notes payable                     -             (48)
              Net payments for repurchase and issuance of stock          (4,832)              46

                                                                       -----------------------------
         Net cash from financing activities                              (4,832)             (2)
                                                                       -----------------------------

         Net increase (decrease) in cash and cash equivalents                 19        (25,388)

         Cash and cash equivalents at beginning of period                240,076         408,823

                                                                       -----------------------------
         Cash and cash equivalents at end of period                    $ 240,095     $   383,435
                                                                       =============================
         Supplemental disclosure of cash flow information:
              Cash paid for interest                                   $       -     $        18
              Income taxes paid, net                                   $     543     $     6,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries ("Coventry" or "the Company") contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 29, 2000.

2.    SIGNIFICANT ACCOUNTING POLICIES

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 (as amended by SFAS No. 137) will have a material effect on its future results of operations.

3.       ACQUISITIONS AND DISPOSITIONS

      Effective October 1, 1999, the Company acquired Carelink Health Plans ("Carelink"), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999.

      On November 1, 1999, the Company's subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina's commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.8 million including transaction costs.

      In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of March 31, 2000, the health plan had approximately 10,700 members throughout the state. As a result of the costs associated with exiting the Indiana market, the Company recorded a reserve of $2.0 million in the fourth quarter of 1999. The Company plans to close the health plan by the end of the fourth quarter 2000 and has expended approximately $0.3 million of the reserve as of March 31, 2000.

      Effective February 1, 2000, the Company completed its acquisition of The Anthem Company's West Virginia managed care subsidiary, PrimeONE, Inc., ("PrimeONE"), for a purchase price of $1.25 million plus statutory net worth plus transaction costs for a total approximate purchase price of $3.9 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.5 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The acquisition expands the Company's West Virginia service area and brings its total membership in the state to over 107,000 members.

      On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.'s 9,400 Medicaid members in St. Louis, Missouri at approximately $100 per member based on the members that ultimately transfer to the Company. Transferred membership will be determined after a transition period. The acquisition brings the Company's total Medicaid membership in St. Louis to more than 112,000 members as of March 31, 2000.

4. CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

      During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P. totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock ("preferred stock") at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of March 31, 2000. The holders of the preferred stock shall be entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to common stock. The preferred stock is convertible to common stock on a share for share basis and is callable by the Company if the market price of the Company's common stock exceeds certain agreed upon targets.

5.    COMPREHENSIVE INCOME

      Comprehensive income for the quarters ended March 31, 2000 and 1999 is as follows (in thousands):


                                                                 Quarters Ended
                                                        March 31, 2000   March 31, 1999
                                                        --------------   --------------
    Net earnings                                           $11,742           $8,293
    Other comprehensive loss, net of tax:
       Net unrealized losses on securities,
       net of reclassification adjustment                     (450)            (855)
                                                           -------           ------
    Comprehensive income                                   $11,292           $7,438
                                                           =======           ======

6.    EARNINGS PER SHARE

      Basic earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the year. Diluted EPS, when applicable, assumes the conversion of convertible notes and the exercise of all options, warrants and redeemable convertible preferred stock using the treasury stock method. Net earnings are increased for the assumed elimination of interest expense on the convertible notes.

      The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                                              Quarter Ended March 31, 2000
                                                      ---------------------------------------------
                                                         Earnings         Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                      ---------------------------------------------
           Basic EPS                                     $11,742           58,850        $0.20

           Effect of dilutive securities:
             Options and warrants                                             255
             Redeemable convertible preferred stock                         4,709
                                                      ---------------------------------------------

           Diluted EPS                                   $11,742           63,814        $0.18
                                                      =============================================



                                                              Quarter Ended March 31, 1999
                                                      ---------------------------------------------
                                                         Earnings         Shares        Per Share
                                                       (Numerator)     (Denominator)     Amount
                                                      ---------------------------------------------
           Basic EPS                                      $8,293           58,851        $0.14

           Effect of dilutive securities:
             Options and warrants                                             712
             Convertible notes                                              4,521
             Interest on convertible notes                   516
                                                      ---------------------------------------------

           Diluted EPS                                    $8,809           64,084        $0.14
                                                      =============================================

7.    SEGMENT INFORMATION

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

      The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company's health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include health maintenance organization ("HMO"), preferred provider organization ("PPO"), and point-of-service ("POS") products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs.

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

                                                       Quarter Ended March 31, 2000
                                                                (in thousands)
                                           Commercial      Government Programs       Total
                                         -------------------------------------------------------
                          Revenues           $439,046             $167,291          $606,337
                          Gross Margin         70,812               17,553            88,365

                                                       Quarter Ended March 31, 1999
                                                                (in thousands)
                                           Commercial     Government Programs        Total
                                         -------------------------------------------------------
                          Revenues           $384,992            $122,686           $507,678
                          Gross Margin         61,453              12,584             74,037

      Following are reconciliations of reportable segment information to financial statement amounts:

                                                                    Quarters Ended
                                                                       March 31,
                                                                 2000            1999
                                                            -------------------------------
                 Revenues
                    Reportable segments                          $606,337         $507,678
                    Management services                            11,073           20,170
                                                            -------------------------------
                      Total revenues                             $617,410         $527,848
                                                            ===============================

                 Earnings before income taxes:
                    Gross margin from reportable segments         $88,365          $74,037

                    Other revenues                                 11,073           20,170

                    Selling, general and administrative          (81,485)         (78,530)

                    Depreciation and amortization                 (6,803)          (6,994)

                    Other income, net                               9,058            7,015

                    Interest expense                                 (61)          (1,007)
                                                            -------------------------------

                    Earnings before income taxes                  $20,147          $14,691
                                                            ===============================

8.    AHERF CHARGE

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation ("AHERF") were involved in litigation during 1998 and 1999 to determine if the Company, as a consequence of the bankruptcy filed by AHERF, had the financial responsibility for medical services provided to the Company's members by the hospitals.

      Consequently, the Company, which is ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

      As a result of a settlement reached in 1999, the Company released $6.3 million of the reserve, which was reflected as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents the Company's remaining obligations under the settlement and will be expended through August 2007.

9.    LEGAL PROCEEDINGS

      In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

      Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act ("RICO") and federal employee benefits law ("ERISA"), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

      The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

      The Company is currently in dispute with Unity Health Network and with BJC Health System as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Between the filing of the Company's Form 10-K on March 29, 2000 and the filing of this Form 10-Q, arbitration proceedings have begun with respect to BJC Health System, but there have been no material developments relating to the disputes.

10.   SUBSEQUENT EVENT

      On May 5, 2000, the Company announced that its two largest shareholders, The Principal Financial Group ("Principal Life") and E.M. Warburg, Pincus & Co., L.L.C. ("Warburg") have entered into a private transaction whereby Warburg will purchase 10 million shares of Coventry common stock from Principal Life for $10 per share. Principal Life includes Principal Life Insurance Company and Principal Health Care, Inc. Upon completion of the transaction, Warburg and Principal Life will own approximately 31% and 23%, respectively, of the Company's fully diluted common shares. This transaction is subject to regulatory approval.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                     QUARTERS ENDED MARCH 31, 2000 AND 1999

GENERAL

Overview

      Coventry Health Care, Inc. (together with its subsidiaries, the "Company", "Coventry", "we", "our", or "us"), successor-in-interest to Coventry Corporation, is a managed health care company operating health plans under the names Coventry Health Care, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, SouthCare and Carelink Health Plans. The Company provides a full range of managed care products and services including health maintenance organization ("HMO"), point-of-service ("POS") and preferred provider organization ("PPO") products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the state of Delaware on December 17, 1997.

      As of March 31, 2000, Coventry had 1,267,111 members for whom it assumes underwriting risk ("risk members") and 240,301 members of self-insured employers for whom it provides management services, but does not assume underwriting risk ("non-risk members") in continuing operations. The following tables show the total number of members as of March 31, 2000 and 1999 and the percentage change in membership between those dates:

                                                                       March 31,                    Percent
                                                                  2000            1999              Change
                                                             -------------------------------     --------------
         Risk membership in continuing operations:
           Carolinas                                               38,972         21,279               83.1%
           Delaware                                                74,414         60,275               23.5%
           Georgia                                                 29,217         23,641               23.6%
           Iowa                                                    75,155         78,609               (4.4%)
           Kansas City                                             77,068         57,527               34.0%
           Louisiana                                               40,649         38,079                6.7%
           Nebraska                                                25,898         27,175               (4.7%)
           Pennsylvania                                           367,325        378,201               (2.9%)
           Richmond                                                55,402         47,733               16.1%
           St. Louis                                              346,610        325,044                6.6%
           West Virginia                                           93,990         23,505              299.9%
           Wichita                                                 42,411         39,980                6.1%
                                                             -------------------------------     --------------
             Total risk membership                              1,267,111      1,121,048               13.0%
             Total non-risk membership                            240,301        246,119               (2.4%)
                                                             -------------------------------     --------------
           Total membership in continuing operations            1,507,412      1,367,167               10.3%
           Total membership in non-continuing operations:
             Indiana                                               10,703         28,190              (62.0%)
                                                             -------------------------------     --------------
           Total membership                                     1,518,115      1,395,357                8.8%
                                                             ===============================     ==============

                                                                        March 31,                  Percent
                                                                  2000            1999             Change
                                                              ------------------------------    --------------
          Risk membership in continuing operations:
            Commercial                                          1,023,106        949,819              7.7%
            Governmental Programs                                 244,005        171,229             42.5%
                                                              ------------------------------    --------------
              Total risk membership in continuing operations    1,267,111      1,121,048             13.0%
              Total non-risk membership                           240,301        246,119             (2.4%)
                                                              ------------------------------    --------------
            Total membership in continuing operations           1,507,412      1,367,167             10.3%
          Total membership in non-continuing operations:
              Indiana                                              10,703         28,190            (62.0%)
                                                              ------------------------------    --------------
            Total membership                                    1,518,115      1,395,357              8.8%
                                                              ==============================    ==============

      The Company's operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported ("IBNR"). The Company currently believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company's medical claims liabilities, the Company employs standard actuarial reserve methods (specific to the plans' membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the changing timing of provider reimbursement practices. Underwriting, finance, accounting, and other appropriate plan and corporate personnel review calculated reserves, and judgments are then made as to the necessity for reserves in addition to the calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

Acquisitions and Dispositions

      In the fourth quarter of 1999, Coventry notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of March 31, 2000, the health plan had approximately 10,700 members throughout the state. As a result of the costs associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999. Coventry has expended approximately $0.3 million of the reserve as of March 31, 2000 and expects to close the plan by the end of the fourth quarter 2000.

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

      After the merger on April 1, 1998, between Coventry and Principal Health Care, Inc. ("PHC"), the PHC plans continued to use the Principal brand name under the terms of the License Agreement as amended, between the parties, even though the Plans were no longer subsidiaries of Principal Life. In the fourth quarter of 1999, the Company's PHC subsidiaries changed the word Principal in their names to Coventry. All aspects of the health plans' operations, such as member coverage and access, remain unchanged.

      Effective October 1, 1999, the Company acquired Carelink Health Plans ("Carelink"), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company's consolidated financial statements since October 1, 1999, the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999. Carelink is the market leader and has a broad provider network in West Virginia with a service area covering the majority of the state's population.

      On November 1, 1999, the Company's subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.'s ("KFHPNC") commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.8 million including transaction costs. The transaction more than doubles Coventry's membership in the Charlotte market.

      Effective February 1, 2000, the Company completed its acquisition of The Anthem Company's West Virginia managed care subsidiary, PrimeONE, Inc., ("PrimeONE"), for a purchase price of $1.25 million plus statutory net worth and plus transaction costs for a total approximate purchase price of $3.9 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company's consolidated financial statements since February 1, 2000, the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.5 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The acquisition expands Coventry's West Virginia service area and brings its total membership in the state to over 107,000 members. This transaction, combined with the Carelink acquisition, solidifies Coventry's market leadership position in West Virginia.

      On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.'s 9,400 Medicaid members in St. Louis, Missouri at approximately $100 per member based on the members that ultimately transfer to the Company. Transferred membership will be determined after a transition period. The acquisition brings Coventry's total Medicaid membership in St. Louis to more than 112,000 members, expanding Coventry's leading position in the market.

Joint Venture

      The Company announced in the first quarter of 2000 that it entered into an agreement with E.M. Warburg, Pincus & Co., L.L.C. ("Warburg Pincus") and Frederick C. Dunlap to fund a company that will seek to invest in emerging companies that are developing technology applications for the health care industry. After an initial working capital investment provided by Warburg Pincus, the joint venture investments will be funded 80.1% by Warburg Pincus and Frederick C. Dunlap and 19.9% by Coventry. The Company has the ability to decrease the 19.9% contribution at our discretion.

Legal Proceedings

      In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

      Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act ("RICO") and federal employee benefits law ("ERISA"), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

      The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation ("AHERF") were involved in litigation during 1998 and 1999 to determine if the Company, as a consequence of the bankruptcy filed by AHERF, had the financial responsibility for medical services provided to the Company's members by the hospitals.

      Consequently, the Company, which is ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

      As a result of a settlement reached in 1999, the Company released $6.3 million of the reserve, which was reflected, as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents the Company's remaining obligations under the settlement and will be expended through August 2007.

    The Company is currently in dispute with Unity Health Network and with BJC Health System as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Between the filing of the Company's Form 10-K on March 29, 2000 and the filing of this Form 10-Q, arbitration proceedings have begun with respect to BJC Health System, but there have been no material developments relating to the disputes.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2000 AND 1999

      Total membership increased approximately 140,000 in continuing operations compared to the first quarter of 1999. Commercial membership increased 56,208, or 5.8% from the first quarter of 1999 primarily due to the acquisitions of Carelink and PrimeONE and the membership purchase of KFHPNC in North Carolina. The government program membership increased from the first quarter of 1999 through recently expanded programs and acquisitions. Membership decreased in a small number of markets due to Coventry's efforts to adhere to a strict pricing discipline. Coventry will continue to be diligent in attempting to obtain adequate premium increases and expects premium rates to increase 10% to 12% for renewals in the second quarter of 2000.

      Managed care premiums increased by $98.7 million, or 19.4%, from the prior year's first quarter. The increase in primarily attributable to the additional revenue associated with the acquisitions of Carelink and the KFHPNC membership in the fourth quarter of 1999 and PrimeONE and the Prudential membership in the first quarter of 2000. Also contributing to the increase in premium revenue were commercial rate increases in excess of 10.5% on first quarter renewals. Total premium yields for the first quarter of 2000 increased by an average of $12.87, or 8.7%, from the prior year's first quarter on a per member per month ("PMPM") basis, to $160.44 PMPM, primarily as a result of the rate increases.

      Management services revenue decreased $9.1 million, or 45.1%, from the prior year's first quarter primarily as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases and solid acquisitions.

      Health benefits expense increased $84.3 million, or 19.4%, from the prior year's first quarter which is a direct result of acquisitions as evidenced by a medical loss ratio that is consistent with the prior year's first quarter.

      Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. Coventry is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve member access to providers.

      Medical claim liability accruals are periodically monitored and reviewed with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take six months or more to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, which are difficult to predict and may not be entirely within the Company's control. The Company continually refines its reserving practices to incorporate new cost events and trends.

      SG&A expense increased $3.0 million, or 3.8%, from the prior year's first quarter. SG&A expense, as a percent of revenue, decreased to 13.2% for the quarter ended March 31, 2000, from 14.9% in the prior year first quarter. The decrease in SG&A expense, as a percent of revenue, was attributable to solid acquisitions, which required minimal incremental SG&A expense. The decrease is also attributable to Coventry's consolidation of eighteen service centers into three regional service centers in an effort to control costs and improve customer service. All consolidation activities are expected to be fully implemented by the end of the fourth quarter of 2000.

      Depreciation and amortization decreased $0.2 million, or 2.7%, compared to the prior year's first quarter primarily due to the reduction of intangible assets resulting from cash received in exchange for waiving the Renewal Rights and Coinsurance Agreements with Principal Life.

      Other income, net of interest expense, increased $3.0 million, or 49.8%, from the prior year's first quarter. The increase in other income was primarily due to the reduction of interest expense from the conversion of debt to preferred stock and increased investment income.

      Earnings from operations increased $2.5 million, or 28.4% from the prior year's first quarter. The increase in earnings from operations is attributable to various factors mentioned above: rate increases, SG&A reductions, acquisitions, and elimination of interest on debt.

      Coventry's net earnings were $11.7 million compared to net earnings of $8.3 million for the first quarter of 1999. Net earnings per diluted share were $0.18 for the quarter ended March 31, 2000 compared to a net earnings per diluted share of $0.14 for the quarter ended March 31, 1999. The weighted average common shares outstanding were 63,814,306 and 64,083,708 on a diluted basis for the quarters ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's total cash and investments, excluding deposits of $21.2 million restricted under state regulations, increased $14.9 million to $604.7 million at March 31, 2000 from $589.8 million at December 31, 1999. This increase was attributable to the cash inflow from operating activities reduced primarily by capital expenditures of $3.6 million and stock repurchases of $5.4 million.

      The Company's investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company's working capital and liquidity; on such basis, current assets plus long-term investments less short-term liabilities increased to $254.2 million at March 31, 2000 from $246.7 million at December 31, 1999.

      The Company's HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company ("CHLIC"), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary. After considering these statutory reserve requirements, the Company's HMO subsidiaries had surplus in excess of statutory requirements of approximately $100.9 million and $102.6 million at March 31, 2000 and December 31, 1999, respectively. CHLIC had surplus in excess of statutory requirements of approximately $14.9 million and $15.0 million at March 31, 2000 and December 31, 1999, respectively.

      Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $54.9 million and $61.1 million at March 31, 2000 and December 31, 1999, respectively, which are available to pay inter-company balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary's insolvency.

      During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. ("Warburg Pincus") and Franklin Capital Associates III, L.P. totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock ("preferred stock") at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of March 31, 2000. The holders of the preferred stock shall be entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to common stock. The preferred stock is convertible to common stock on a share for share basis and is callable by the Company if the market price of the Company's common stock exceeds certain agreed upon targets.

      Projected capital investments of approximately $15.0 million in year 2000 consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of March 31, 2000 approximately $3.6 million has been spent.

      The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2000.

SHARE REPURCHASES

      As part of a program previously authorized by the Board of Directors, as of March 31, 2000, the Company purchased approximately 703,757 and 55,396 shares of its common stock in 2000 and 1999, respectively, for the treasury at an aggregate cost of $5.4 million and $0.4 million in 2000 and 1999, respectively. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. Coventry had approximately 63.8 million weighted average diluted shares of common stock outstanding as of March 31, 2000.

OTHER SHARE TRANSACTIONS

      On May 5, 2000, the Company announced that its two largest shareholders, The Principal Financial Group ("Principal Life") and Warburg Pincus have entered into a private transaction whereby Warburg Pincus will purchase 10 million shares of Coventry common stock from Principal Life for $10 per share. Principal Life includes Principal Life Insurance Company and Principal Health Care, Inc. Upon completion of the transaction, Warburg Pincus and Principal Life will own approximately 31% and 23%, respectively, of Coventry's fully diluted common shares. This transaction is subject to regulatory approval.

YEAR 2000

      The Company has been aware of the "Year 2000" issue and its potential to affect products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company recognized the need to ensure that its business operations would not be adversely affected by the year 2000, and it implemented a Year 2000 readiness program to facilitate the necessary preparations. Through March 31, 2000, the Company incurred approximately $13.1 million in its Year 2000 assessment and remediation program, and it does not expect to incur significant further costs in this program. Prior to the end of 1999, the Company completed its readiness assessment and its implementation of all plans for handling anticipated readiness risks. The Company's transition from 1999 to 2000 occurred without any major business disruption. With the transition into the Year 2000 complete, the Year 2000 issue has not had, and the Company believes it will not have, a material impact on the Company's business, financial condition or results of operations.

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

      In the future, the costs of health care services and supplies that we provide to our membership may rise faster than our ability to increase premium rates. If costs rise and we are unable to increase premium rates, our profit margins will shrink. Shrinking profit margins may reduce our net income and adversely affect the value of your investment in Coventry. Premium rates for managed care plans generally have increased in recent months, but we could experience unforeseen decreases or severely limited increases in future premium rates. Also, 27.6% of our premium revenues through March 31, 2000 were derived from governmental programs, including Medicare and Medicaid. The government generally fixes these premium rates and we cannot adjust them based on our anticipated costs. Recent legislation has limited Medicare premium rate increases substantially as compared to increases permitted in prior years. As a result, in the future the total costs of our government programs could exceed the total premiums that we receive from these programs.

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

WE MAY NOT BE ABLE TO REACH COST-EFFECTIVE AGREEMENTS WITH CERTAIN MAJOR MARKET PROVIDERS, WHICH COULD REDUCE COVENTRY'S NET INCOME AND CAUSE A DECLINE IN THE VALUE OF YOUR INVESTMENT IN COVENTRY.

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

      Among the medical cost control techniques we have utilized are capitation agreements with providers pursuant to which we pay providers a fixed dollar amount per member per month, with the provider obligated to provide all of a particular type of medical service required by the members, and global capitation agreements pursuant to which a single integrated hospital-physician provider system provides substantially all hospital and medical services to a large number of members for a fixed percentage of the premium we charge with respect to those members. While these systems may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, we will be exposed to the risks if the provider systems are financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements. In addition, it is possible that members may prefer other providers in the market with whom we do not have capitation agreements. If our members choose to utilize providers with whom we do not have capitation agreements, we may incur higher costs. These higher costs may reduce our net income and negatively impact the value of your investment in Coventry.

PRINCIPAL LIFE AND ITS AFFILIATES' ABILITY TO EXERCISE CONTROL OVER COVENTRY COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT IN COVENTRY.

      As a result of our acquisition of the health plans of Principal Health Care, Inc., a subsidiary of Principal Life, Principal Life acquired approximately 40% of our common stock, on a fully diluted basis. Due to previously agreed upon limitations that are effective through April 2003, Principal Life may purchase additional shares of our common stock, but only to maintain its 40% ownership of our fully diluted common stock.

      In addition to its ownership position, Principal Life has designated 4 members of our 10 member Board of Directors in correspondence with its current percentage ownership of our common stock. As long as Principal Life owns at least 10% of our common stock, it can designate one member of our Board of Directors for each 6% ownership of our common stock. Accordingly, Principal Life currently has the right to designate up to six members of our Board.

      Principal Life's ownership position and its representation on our Board of Directors, allow it to exert significant influence over the direction and operations of Coventry. In some instances, this influence could be used in a manner that is contrary to the best interests of our other stockholders, and may accordingly decrease the value of your investment in Coventry.

      It should be noted, however, that prior to April 2003, Principal Life agreed to vote its shares in favor of any acquisition required to be approved by our shareholders, that a Special Committee of our Board of Directors has recommended, and that a majority of our shareholders, other than Principal Life, have approved. The Special Committee will consist of members of our Board of Directors that are neither management, nor designees of Principal Life.

      Additionally, prior to April 2003, Principal Life agreed to vote its shares for the election of directors nominated by the nominating committee of the Board of Directors, and not to oppose or seek removal of any person nominated by this nominating committee.

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

      On May 5, 2000, Principal Life entered into a private transaction with Warburg Pincus whereby Warburg Pincus will purchase 10 million shares of Coventry common stock from Principal Life for $10 per share. The appropriate regulatory authorities must approve the transaction before the shares may be transferred. The parties anticipate completion of the transaction by September 2000. Upon completion of the transaction, Warburg Pincus and Principal Life will own approximately 31% and 23%, respectively, of Coventry's fully diluted common shares. Warburg Pincus may purchase additional shares of our common stock, but Warburg Pincus has agreed, effective through May 2005, not to own more than 34.9% of our common stock on a fully diluted basis.

       Accordingly, the value of your investment in Coventry could decline, as future investors may not consider our common stock to be an attractive stock due to the percentage of our common stock held by, or that may be held by, Principal Life and Warburg Pincus.

FUTURE AND EXISTING LAWS AND RULES GOVERNING COVENTRY MAY IMPACT OUR BUSINESS AND NEGATIVELY AFFECT OUR PROFITABILITY.

      Coventry's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could force us to change how we do business and may restrict our revenue and/or enrollment growth and/or increase our health care and administrative costs. Regulatory approvals must be obtained and maintained to market many of our products and services. Delay in obtaining or failing to obtain or maintain such approvals could adversely affect our revenue or the number of our covered lives, or could increase our costs.

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

IN THE FUTURE, WE MAY NOT BE ABLE TO MEET CERTAIN MINIMUM CAPITALIZATION LIMITS THAT MAY BE ADOPTED BY STATES IN WHICH WE DO BUSINESS.

      The National Association of Insurance Commissioners has proposed that states adopt risk-free capital standards that, if implemented, would generally require higher minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. Several states where Coventry has HMO operations have adopted those standards, effective either in 2001 or to be phased-in over a period of years. We do not expect this legislation to have a material impact on our consolidated financial position in the near future. We believe that cash flows from operations will be sufficient to fund any additional regulatory risk-based capital.

COSTS ASSOCIATED WITH LITIGATION MAY RESULT IN LOSSES TO US THAT COULD NEGATIVELY IMPACT THE VALUE OF YOUR INVESTMENT IN COVENTRY.

      We are susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of "stop-loss" reinsurance for costs resulting from catastrophic injuries or illnesses. Coventry has contingent litigation risk with certain discontinued operations. Such litigation may result in losses to us that could have material adverse effect on our operations, financial performance, cash flows or future prospects and adversely affect the value of your investment in Coventry.

FORWARD LOOKING STATEMENTS

      The statements contained in this Form 10-Q that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the "Risk Factors" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect the Company's business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The Company's material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities.

         The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. At March 31, 2000, the fair value of the Company's investments was $385.8 million. Securities at March 31, 2000 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):


                                                                             Amortized Cost     Fair Value
                                                                            --------------------------------
                                                                                    (in thousands)
             Maturities:
              Within 1 year                                                    $ 102,713        $ 102,670
              1 to 5 years                                                       124,291          122,449
              6 to 10 years                                                       68,259           66,065
              Over 10 years                                                       94,725           93,647
              Other securities without stated maturity                             1,154              938
                                                                            --------------------------------

             Total short-term and long-term securities                         $ 391,142        $ 385,769
                                                                               =========        =========

         The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities it holds. GNMA and FNMA insure the mortgage-backed securities.

         The Company's projections of hypothetical net losses in fair value of the Company's market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

         Based on the Company's debt securities portfolio and interest rates at March 31, 2000, a 100 basis point increase in interest rates would result in a decrease of $8.9 million, or 2.3%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      In the normal course of business, the Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company, medical malpractice, and other monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

      Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act ("RICO") and federal employee benefits law ("ERISA"), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

      The Company's industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company's operations.

      As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation ("AHERF") were involved in litigation during 1998 and 1999 to determine if the Company, as a consequence of the bankruptcy filed by AHERF, had the financial responsibility for medical services provided to the Company's members by the hospitals.

      Consequently, the Company, which is ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

      As a result of a settlement reached in 1999, the Company released $6.3 million of the reserve, which was reflected, as a gain in the fourth quarter and year-end 1999 results. The balance of the reserve represents the Company's remaining obligations under the settlement and will be expended through August 2007.

         The Company is currently in dispute with Unity Health Network and with BJC Health System as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Between the filing of the Company's Form 10-K on March 29, 2000 and the filing of this Form 10-Q, arbitration proceeding have begun with respect to BJC Health System, but there have been no material developments relating to the disputes.

ITEMS 2, 3, 4 AND 5:

      Not Applicable

ITEM 6: EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

                  Exhibit
                   No.              Description of Exhibit
                ---------------------------------------------------------------------
                    10.1            2000 Management Incentive Plan
                    11              Computation of Net Earnings Per Common and Common
                                    Equivalent Share
                    21              Subsidiaries of the Registrant
                    27              Financial data schedule (for SEC use only)

      (a)         Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  COVENTRY HEALTH CARE, INC
                                                     ----------------------------------------------------
                                                                        (Registrant)

    Date: May 12, 2000                                              By: /s/ Allen F. Wise
                                                     ----------------------------------------------------
                                                                        Allen F. Wise
                                                       President, Chief Executive Officer and Director

    Date: May 12, 2000                                              By: /s/ Dale B. Wolf
                                                     ----------------------------------------------------
                                                                        Dale B. Wolf
                                                     Executive Vice President, Chief Financial Officer,
                                                         Treasurer and Principal Accounting Officer
