Form 10-Q
period 2000-06-30
COVENTRY HEALTH CARE INC
filed 2000-08-11
CIK 1054833

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2000
Common Stock $.01 Par Value	59,102,943

COVENTRY HEALTH CARE, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I.  Financial Information

         ITEM 1: Financial Statements                                                  3

                  Consolidated Balance Sheets                                          3
                  at June 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations                                4
                  for the quarters and six months ended June 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows                      5
                  for the six months ended June 30, 2000 and 1999

                  Notes to the Condensed Consolidated Financial Statements             6

         ITEM 2: Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                12

         ITEM 3: Quantitative and Qualitative Disclosures of Market Risk              21

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                                    22

         ITEMS 2 and 3: Not Applicable                                                22

         ITEM 4: Submission of Matters to a Vote of Security Holders                  23

         ITEM 5: Not Applicable                                                       23

         ITEM 6: Exhibits and Reports on Form 8-K                                     24

         SIGNATURES                                                                   25

         Exhibit Listing                                                              26

PART I. Financial Information
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

                                                    June 30,      December 31,
                                                      2000            1999
                                                  ------------    ------------
                                                    (unaudited)
ASSETS
Cash and cash equivalents                          $   202,140    $   240,076
Short-term investments                                 110,749         88,365
Accounts receivable, net                                51,527         53,173
Other receivables, net                                  55,397         42,304
Deferred income taxes                                   56,249         56,157
Other current assets                                     7,121          3,330
                                                   -----------    -----------
     Total current assets                              483,183        483,405

Long-term investments                                  336,037        286,162
Property and equipment, net                             36,135         37,863
Goodwill and intangible assets, net                    265,848        268,289
Other long-term assets                                   6,527          5,864
                                                   -----------    -----------
     Total assets                                  $ 1,127,730    $ 1,081,583
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilities                          $   317,886    $   308,095
Other medical liabilities                               54,053         54,691
Accounts payable and other accrued liabilities         120,382        110,186
Deferred revenue                                        53,437         49,914
                                                   -----------    -----------
     Total current liabilities                         545,758        522,886
Long-term liabilities                                   32,488         31,217
                                                   -----------    -----------
     Total liabilities                                 578,246        554,103
Redeemable convertible preferred stock, $.01
     par value; Series A, 6,000,000 shares
     authorized; 4,709,545 shares issued and
     outstanding in 2000 and 1999                       47,095         47,095
Stockholders' equity:
     Common stock, $.01 par value; 200,000,000
      shares authorized; 59,823,241 shares
      issued and 58,624,528 outstanding in
      2000; and 59,643,753 shares issued
      and 59,148,797 outstanding in 1999                   598            596
     Treasury stock, at cost, 1,198,713 and
      494,956 shares in 2000 and 1999,
      respectively                                     (10,765)        (5,380)
     Additional paid-in capital                        482,449        480,792
     Accumulated other comprehensive loss               (2,046)        (2,780)
     Retained earnings                                  32,153          7,157
                                                   -----------    -----------
     Total stockholders' equity                        502,389        480,385
                                                   -----------    -----------
     Total liabilities and stockholders' equity    $ 1,127,730    $ 1,081,583
                                                   ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

                                      Quarters Ended           Six Months Ended
                                         June 30,                  June 30,
                                 -----------------------   -----------------------
                                    2000         1999         2000         1999
                                 ----------   ----------   ----------   ----------

Operating revenues:
   Managed care premiums         $  610,102   $  511,597   $1,216,439   $1,019,273
   Management services               11,092       20,234       22,165       40,405
                                 ----------   ----------   ----------   ----------
       Total operating revenues     621,194      531,831    1,238,604    1,059,678
                                 ----------   ----------   ----------   ----------

Operating expenses:
   Health benefits                  522,255      439,490    1,040,226      873,130
   Selling, general and
     administrative                  79,546       75,641      161,031      154,172
   Depreciation and amortization      6,621        7,074       13,424       14,045
                                 ----------   ----------   ----------   ----------
       Total operating expenses     608,422      522,205    1,214,681    1,041,347
                                 ----------   ----------   ----------   ----------

Operating earnings                   12,772        9,626       23,923       18,331

Other income, net                     9,339        6,788       18,335       12,773
                                 ----------   ----------   ----------   ----------

Earnings before income taxes         22,111       16,414       42,258       31,104

Provision for income taxes            8,857        7,257       17,262       13,654
                                 ----------   ----------   ----------   ----------
Net earnings                     $   13,254   $    9,157   $   24,996   $   17,450
                                 ==========   ==========   ==========   ==========

Net earnings per share:
    Basic                        $     0.23   $     0.16   $     0.43   $     0.30
    Diluted                      $     0.21   $     0.15   $     0.39   $     0.29

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                         ---------    ---------
                                                            2000         1999
                                                         ---------    ---------

Net cash from operating activities                      $   42,739    $ (91,104)
                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures, net                              (6,539)      (5,736)
     Net proceeds from sale of intangibles                     --        12,841
     Sales of investments                                   83,285      115,462
     Purchases of investments                             (148,384)    (193,801)
     Payments for acquisitions, net of cash acquired        (4,804)         --
                                                          --------     ---------
Net cash from investing activities                         (76,442)     (71,234)
                                                         ---------     ---------

Cash flows from financing activities:
     Payments on long-term debt and notes payable              --          (829)
     Net payments for repurchase and issuance of stock      (4,233)       1,457
                                                         ---------     ---------
Net cash from financing activities                          (4,233)         628
                                                         ---------     ---------

Net decrease in cash and cash equivalents                  (37,936)    (161,710)

Cash and cash equivalents at beginning of period           240,076      405,323

                                                         ---------     ---------
Cash and cash equivalents at end of period               $ 202,140    $ 243,613
                                                         =========     =========

Supplemental disclosure of cash flow information:
       Cash paid for interest                            $     --     $      25
       Income taxes paid, net                            $   5,688    $  15,300

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Coventry Health Care, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.     BASIS OF PRESENTATION

        The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries (“Coventry” or “the Company”) contained in this report are unaudited but reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“the SEC”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 29, 2000.

2.     SIGNIFICANT ACCOUNTING POLICIES

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 (as amended by SFAS No. 137) will have a material effect on its future results of operations.

3.     ACQUISITIONS AND DISPOSITIONS

        Effective October 1, 1999, the Company acquired Carelink Health Plans (“Carelink”), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999.

        On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina’s commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.9 million including transaction costs.

        In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of June 30, 2000, the health plan had approximately 980 members throughout the state. As a result of the costs associated with exiting the Indiana market, the Company recorded a reserve of $2.0 million in the fourth quarter of 1999. The Company plans to close the health plan by the end of the fourth quarter 2000 and has expended approximately $1.1 million of the reserve as of June 30, 2000.

        Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc., (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.2 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.5 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The acquisition expands the Company’s West Virginia service area and brings its total membership in the state to over 104,000 members as of June 30, 2000.

        On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.‘s Medicaid business in St. Louis, Missouri at approximately $100 per member that ultimately transfer to the Company. The transition period has now ended and final payment for the purchase of the Medicaid business of approximately 9,400 members will be made during the third quarter of 2000, pending agreement by Prudential. The acquisition brings the Company’s total Medicaid membership in St. Louis to more than 113,000 members as of June 30, 2000.

        On May 12, 2000, Coventry announced that it had signed a definitive agreement with Maxicare Health Plans, Inc. to acquire, as a stock purchase, its managed care subsidiary, Maxicare Louisiana, Inc. Maxicare Louisiana has approximately 13,500 Commercial members and 600 Medicare-risk members. The acquisition will bring Coventry’s total membership in Louisiana to more than 54,500 members. The acquisition is expected to close in the third quarter of 2000.

4.     CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE
        CONVERTIBLE PREFERRED STOCK

        During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P. totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of June 30, 2000. The holders of the preferred stock are entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to common stock. The preferred stock is convertible to common stock on a share for share basis and is callable by the Company if the market price of the Company’s common stock exceeds certain agreed upon targets. On July 20, 2000, Franklin Capital Associates III, L.P. converted all of its 473,705 shares of preferred stock to common stock of the Company on a one-for-one basis, and reduced the outstanding balance of preferred stock to 4,235,840 shares.

5.     COMPREHENSIVE INCOME

        Comprehensive income for the quarters and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                         Quarters Ended        Six Months Ended
                                             June 30,              June 30,
                                         2000       1999        2000       1999
                                       --------   --------    --------   --------
Net earnings                           $ 13,254   $  9,157    $ 24,996   $ 17,450
Other comprehensive loss, net of tax:
   Net unrealized gains (losses) on
   securities, net of reclassification
   adjustment                             1,184     (3,225)        734     (4,080)
                                       --------   --------    --------   --------
Comprehensive income                   $ 14,438   $  5,932    $ 25,730   $ 13,370
                                       ========   ========    ========   ========

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

         The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                                 Quarter Ended June 30, 2000
                                         ------------------------------------------
                                          Earnings         Shares        Per Share
                                         (Numerator)    (Denominator)      Amount
                                         ------------   -------------   -----------
Basic EPS                                   $ 13,254          58,593        $ 0.23

Effect of dilutive securities:
  Options and warrants                                           895
  Redeemable convertible preferred stock                       4,710
                                         ------------   -------------   -----------
Diluted EPS                                 $ 13,254          64,198        $ 0.21
                                         ============   =============   ===========

                                                 Quarter Ended June 30, 1999
                                        -------------------------------------------
                                         Earnings          Shares        Per Share
                                        (Numerator)     (Denominator)      Amount
                                        -------------   -------------   -----------
Basic EPS                                    $ 9,157          58,952        $ 0.16

Effect of dilutive securities:
  Options and warrants                                           762
  Convertible preferred stock                                     78
  Convertible notes                                            4,510
  Interest on convertible notes                  332
                                        -------------   -------------   -----------
Diluted EPS                                  $ 9,489          64,302        $ 0.15
                                        =============   =============   ===========

                                              Six Months Ended June 30, 2000
                                        -------------------------------------------
                                         Earnings          Shares        Per Share
                                        (Numerator)     (Denominator)      Amount
                                        -------------   --------------   ----------
Basic EPS                                   $ 24,996           58,721       $ 0.43

Effect of dilutive securities:
  Options and warrants                                            575
  Redeemable convertible preferred stock                        4,710
                                        -------------   --------------   ----------
Diluted EPS                                 $ 24,996           64,006       $ 0.39
                                        =============   ==============   ==========

                                              Six Months Ended June 30, 1999
                                        -------------------------------------------
                                         Earnings          Shares        Per Share
                                        (Numerator)     (Denominator)      Amount
                                        -------------   --------------   ----------
Basic EPS                                   $ 17,450           58,902       $ 0.30

Effect of dilutive securities:
  Options and warrants                                            737
  Convertible preferred stock                                      39
  Convertible notes                                             4,515
  Interest on convertible notes                  848
                                        -------------   --------------   ----------
Diluted EPS                                 $ 18,298           64,193       $ 0.29
                                        =============   ==============   ==========

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

         The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company’s health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include health maintenance organization ("HMO"), preferred provider organization ("PPO"), and point-of-service ("POS") products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs.

         Government products include Medicare Risk and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment.

                             Quarter Ended June 30, 2000
                                    (in thousands)
                 -----------------------------------------------------
                                      Government
                  Commercial           Programs             Total
                 -------------- ----------------------- --------------
    Revenues         $ 441,215               $ 168,887      $ 610,102
    Gross Margin        65,393                  22,454         87,847

                             Quarter Ended June 30, 1999
                                    (in thousands)
                 -----------------------------------------------------
                                      Government
                  Commercial           Programs             Total
                 -------------- ----------------------- --------------
    Revenues         $ 380,815               $ 130,782      $ 511,597
    Gross Margin        58,221                  13,886         72,107

                            Six Months Ended June 30, 2000
                                    (in thousands)
                 -----------------------------------------------------
                                      Government
                  Commercial           Programs             Total
                 -------------- ----------------------- --------------
    Revenues         $ 880,514               $ 335,925    $ 1,216,439
    Gross Margin       136,381                  39,832        176,213

                            Six Months Ended June 30, 1999
                                    (in thousands)
                 -----------------------------------------------------
                                      Government
                  Commercial           Programs             Total
                 -------------- ----------------------- --------------
    Revenues         $ 766,093               $ 253,180    $ 1,019,273
    Gross Margin       119,597                  26,546        146,143

Following are reconciliations of total reportable segment information to financial statement amounts:

                                                  Quarters Ended
                                                     June 30,
                                           -----------------------------
                                               2000           1999
                                           -------------- --------------
Revenues:
    Reportable segments                        $ 610,102      $ 511,597
    Management services                           11,092         20,234
                                           -------------- --------------
      Total revenues                           $ 621,194      $ 531,831
                                           ============== ==============

Earnings before income taxes:
    Gross margin from reportable segments       $ 87,847       $ 72,107

    Management Services                           11,092         20,234

    Selling, general and administrative          (79,546)       (75,641)

    Depreciation and amortization                 (6,621)        (7,074)

    Other income, net of interest expense          9,339          6,788
                                           -------------- --------------
    Earnings before income taxes                $ 22,111       $ 16,414
                                           ============== ==============

                                                 Six Months Ended
                                                     June 30,
                                           -----------------------------
                                               2000           1999
                                           -------------- --------------
Revenues:
    Reportable segments                      $ 1,216,439    $ 1,019,273
    Management services                           22,165         40,405
                                           -------------- --------------
    Total revenues                           $ 1,238,604    $ 1,059,678
                                           ============== ==============

Earnings before income taxes:
    Gross margin from reportable segments      $ 176,213      $ 146,143

    Management Services                           22,165         40,405

    Selling, general and administrative         (161,031)      (154,172)

    Depreciation and amortization                (13,424)       (14,045)

    Other income, net of interest expense         18,335         12,773
                                           -------------- --------------
    Earnings before income taxes                $ 42,258       $ 31,104
                                           ============== ==============

8.     LEGAL PROCEEDINGS

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

        Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (“RICO”) and federal employee benefits law (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company has not been named in such a suit and believes there is no valid basis for such a suit.

        The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant impact on the Company’s operations.

        As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarter ended March 31, 2000, the Company has been in dispute with Unity Health Network and with BJC Health System. Between the filing of the Company’s first quarter Form 10-Q filed on May 12, 2000 and the filing of this Form 10-Q, the Company instituted arbitration proceedings against Unity Health Network for deficits in the risk fund pools for 1999. With respect to the dispute with BJC Health System, the arbitrator issued a ruling on May 25, 2000, finding that the agreement between BJC Health System and the Company could be terminated upon a breach of a material term of the agreement not cured within a specified time. While the arbitrator found that the Company had breached certain material terms of the agreement, such breaches were cured within the time period required by the arbitrator. In order to determine whether the Company is now in compliance with the claims processing standards required by the agreement, the arbitrator has ordered the parties to perform an audit. The Company anticipates completion of the audit by the fourth quarter of 2000, at which time the results will be submitted to the arbitrator for a final ruling.

9.     SUBSEQUENT EVENT

        On July 7, 2000, the Company announced that it had signed a definitive agreement with Duke University to acquire its managed care subsidiary, WellPath Community Health Plans (“WellPath”). WellPath has approximately 152,000 members and serves over 50 counties in North and South Carolina with concentration in the Raleigh-Durham, Charlotte and Greensboro markets. The acquisition will bring Coventry’s total membership in North Carolina to approximately 170,000 and is expected to close in the third quarter of 2000, subject to regulatory and other customary approvals.

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2000 and 1999

GENERAL

Overview

        Coventry Health Care, Inc. (together with its subsidiaries, “the Company”, “Coventry”, “we”, “our”, or “us”), successor-in-interest to Coventry Corporation, is a managed health care company operating health plans under the names Coventry Health Care, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, SouthCare and Carelink Health Plans. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”) and preferred provider organization (“PPO”) products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the state of Delaware on December 17, 1997.

        As of June 30, 2000, in continuing operations, Coventry had 1,270,963 members for whom it assumes underwriting risk (“risk members”) and 240,969 members of self-insured employers for whom it provides management services, but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of June 30, 2000 and 1999 and the percentage change in membership between those dates:

                                                        June 30,            Percent
                                                   2000          1999        Change
                                               ------------  ------------  ---------
Risk membership in continuing operations:
     Carolinas                                      37,236        19,874      87.4%
     Delaware                                       78,721        58,784      33.9%
     Georgia                                        30,221        25,206      19.9%
     Iowa                                           74,332        77,908      (4.6%)
     Kansas City                                    79,293        60,006      32.1%
     Louisiana                                      41,920        37,486      11.8%
     Nebraska                                       25,721        27,794      (7.5%)
     Pennsylvania                                  369,578       372,684      (0.8%)
     Richmond                                       54,866        52,284       4.9%
     St. Louis                                     345,260       331,371       4.2%
     West Virginia                                  91,095        22,802     299.5%
     Wichita                                        42,720        40,508       5.5%
                                               ------------  ------------  ---------
          Total risk membership                  1,270,963     1,126,707      12.8%
          Total non-risk membership                240,969       242,839      (0.8%)
                                               ------------  ------------  ---------
     Total membership in continuing operations   1,511,932     1,369,546      10.4%
Total membership in non-continuing operations:
     Indiana                                           980        25,022     (96.1%)
                                               ------------  ------------  ---------
          Total membership                       1,512,912     1,394,568       8.5%
                                               ============  ============  =========

                                                        June 30,            Percent
                                                 2000            1999        Change
                                               ------------  ------------  ---------
Risk membership in continuing operations:
     Commercial                                  1,023,831       942,993       8.6%
     Governmental Programs                         247,132       183,714      34.5%
                                               ------------  ------------  ---------
          Total risk membership in continuing
                operations                       1,270,963     1,126,707      12.8%
          Total non-risk membership                240,969       242,839      (0.8%)
                                               ------------  ------------  ---------
     Total membership in continuing operations   1,511,932     1,369,546      10.4%
Total membership in non-continuing operations:
     Indiana                                           980        25,022     (96.1%)
                                               ------------  ------------  ---------
          Total membership                       1,512,912     1,394,568       8.5%
                                               ============  ============  =========

        The Company’s operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported (“IBNR”). The Company currently believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company’s medical claims liabilities, the Company employs standard actuarial reserve methods (specific to the plans’ membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the changing timing of provider reimbursement practices. Underwriting, finance, accounting, and other appropriate plan and corporate personnel review calculated reserves, and judgments are then made as to the necessity for reserves in addition to the calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

Acquisitions and Dispositions

        In the fourth quarter of 1999, Coventry notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of June 30, 2000, the health plan had approximately 980 members throughout the state. As a result of the costs associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999. Coventry has expended approximately $1.1 million of the reserve as of June 30, 2000 and expects to close the plan by the end of the fourth quarter 2000.

        The Indiana health plan was not operating profitably or demonstrating good prospects for future growth. Although closing the plan will not have a substantial impact on consolidated earnings, it will allow Coventry to focus resources and management attention on its other markets. Coventry’s transition plan gives employers and members ample time to obtain health care coverage through one of the many other companies operating in Indiana.

        After the merger on April 1, 1998, between Coventry and Principal Health Care, Inc. (“PHC”), the PHC plans continued to use the Principal brand name under the terms of the License Agreement as amended, between the parties, even though the Plans were no longer subsidiaries of Principal Life. In the fourth quarter of 1999, the Company’s PHC subsidiaries changed the word Principal in their names to Coventry. All aspects of the health plans’ operations, such as member coverage and access, remained unchanged.

        Effective October 1, 1999, the Company acquired Carelink Health Plans (“Carelink”), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company’s consolidated financial statements since October 1, 1999, the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $4.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years. The final purchase price may be adjusted subject to the results of the final determination of the balance sheet of Carelink as of October 1, 1999. Carelink is the market leader and has a broad provider network in West Virginia with a service area covering the majority of the state’s population.

        On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.’s (“KFHPNC”) commercial membership in Charlotte, North Carolina. The total purchase price was approximately $1.9 million including transaction costs. The transaction more than doubles Coventry’s membership in the Charlotte market.

        Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc., (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.2 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company’s consolidated financial statements since February 1, 2000, the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.5 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. The acquisition expands Coventry’s West Virginia service area and brings its total membership in the state to over 104,000 members as of June 30, 2000. This transaction, combined with the Carelink acquisition, solidifies Coventry’s market leadership position in West Virginia.

        On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.’s (“Prudential”) Medicaid business in St. Louis, Missouri at approximately $100 per member that ultimately transfer to the Company. The transition period has now ended and final payment for the purchase of the Medicaid business of approximately 9,400 members will be made during the third quarter of 2000, pending agreement by Prudential. The acquisition brings Coventry’s total Medicaid membership in St. Louis to more than 113,000 members, expanding Coventry’s leading position in the market.

        On May 12, 2000, Coventry announced that it had signed a definitive agreement with Maxicare Health Plans, Inc. to acquire its managed care subsidiary, Maxicare Louisiana, Inc. Maxicare Louisiana has approximately 13,500 Commercial members, 600 Medicare-risk members. The acquisition will bring Coventry’s total membership in Louisiana to more than 54,500 members. The acquisition is expected to close in the third quarter of 2000.

Joint Venture

        The Company announced in the first quarter of 2000 that it entered into an agreement with E.M. Warburg, Pincus & Co., L.L.C. (“Warburg Pincus”) and Frederick C. Dunlap to fund a company that will seek to invest in emerging companies that are developing technology applications for the health care industry. After an initial working capital investment provided by Warburg Pincus, the joint venture investments will be funded 80.1% by Warburg Pincus and Frederick C. Dunlap and 19.9% by Coventry. Coventry has the ability to decrease the 19.9% contribution at its discretion and, through June 30, 2000, less than $1,000 has been contributed by Coventry.

Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

        Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (“RICO”) and federal employee benefits law (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company has not been named in such a suit and believes there is no valid basis for such a suit.

        The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant impact on the Company’s operations.

        As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarter ended March 31, 2000, the Company has been in dispute with Unity Health Network and with BJC Health System. Between the filing of the Company’s first quarter Form 10-Q filed on May 12, 2000 and the filing of this Form 10-Q, the Company has instituted arbitration proceedings against Unity Health Network for deficits in the risk fund pools for 1999. With respect to the dispute with BJC Health System, the arbitrator issued a ruling on May 25, 2000, finding that the agreement between BJC Health System and the Company could be terminated upon a breach of a material term of the agreement not cured within a specified time. While the arbitrator found that the Company had breached certain material terms of the agreement, such breaches were cured within the time period required by the arbitrator. In order to determine whether the Company is now in compliance with the claims processing standards required by the agreement, the arbitrator has ordered the parties to perform an audit. The Company anticipates completion of the audit by the fourth quarter of 2000, at which time the results will be submitted to the arbitrator for a final ruling.

RESULTS OF OPERATIONS

Quarters Ended June 30, 2000 and 1999

        Total membership, as of June 30, 2000, increased approximately 142,000, or 10.4%, in continuing operations compared to June 30, 1999. Of the 10.4% increase, 6.8% was due to acquisitions and 3.6% was due to same store growth. Commercial membership increased approximately 81,000, or 8.6% from the second quarter of 1999 primarily due to the acquisitions of Carelink and PrimeONE and the membership purchase of KFHPNC in North Carolina. Government program membership increased approximately 63,000 from the second quarter of 1999 through recently expanded programs and acquisitions. Membership decreased in a small number of markets due to Coventry’s efforts to adhere to a strict pricing discipline.

        Managed care premiums increased $98.5 million, or 19.3%, from the prior year’s second quarter. The increase is attributable to same store rate increases, same store membership growth, and acquisitions. The increase in same store rates is primarily due to commercial rate increases which included an increase in excess of 13.0% on second quarter renewals. Total premium yields for the second quarter of 2000 increased by an average of $12.19, or 8.1%, from the prior year’s second quarter on a per member per month (“PMPM”) basis, to $161.72 PMPM. The increase in premium revenue from acquisitions was a result of the purchases of Carelink and the KFHPNC membership in the fourth quarter of 1999 and PrimeONE and the Prudential membership in the first quarter of 2000.

        Management services revenue decreased $9.1 million, or 45.2%, from the prior year’s second quarter primarily as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases, and solid acquisitions.

        Health benefits expense increased $82.8 million, or 18.8%, from the prior year’s second quarter which was a result of acquisitions and medical trend. The increase in medical expense was lower than the increase in premium revenue as evidenced by a medical loss ratio that was 0.3% lower than the prior year’s second quarter.

        Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. Coventry is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve member access to providers.

        Medical claim liability accruals are periodically monitored and reviewed. Differences for actual settlements from reserves are reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take six months or more to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, which can be difficult to predict and may not be entirely within the Company’s control. The Company continually refines its actuarial practices to incorporate new cost events and trends.

        SG&A expense increased $3.9 million, or 5.2%, from the prior year’s second quarter. SG&A expense as a percent of revenue decreased to 12.8% for the quarter ended June 30, 2000, from 14.2% in the prior year’s second quarter. The decrease in SG&A expense as a percent of revenue is partially attributable to solid acquisitions, which required minimal incremental SG&A expense. In fact, total employee headcount has decreased from prior year’s second quarter while membership increased 10%. The decrease in SG&A was also attributable to Coventry’s consolidation of eighteen service centers into three regional service centers in an effort to control costs and improve customer service. Consolidation activities are substantially complete and the remaining functions are expected to be transferred by the end of the first quarter of 2001.

        Depreciation and amortization decreased $0.5 million, or 6.4%, compared to the prior year’s second quarter primarily due to intangible assets relating to the Principal acquisition that were fully amortized by the end of 1999. The decrease in intangible asset amortization was partially offset by an increase in computer software and hardware asset depreciation.

        Other income, net of interest expense, increased $2.6 million, or 37.6%, from the prior year’s second quarter. The increase in other income was primarily due to the increase in investment income. Also contributing to the increase of other income was a reduction of interest expense due to the conversion of debt to preferred stock.

        Earnings from operations increased $3.1 million, or 32.7%, from the prior year’s second quarter. The increase in earnings from operations was attributable to various factors mentioned above: premium increases, SG&A reductions, and acquisitions.

        Coventry’s net earnings were $13.3 million compared to net earnings of $9.2 million for the second quarter of 1999. Net earnings per diluted share were $0.21 for the quarter ended June 30, 2000 compared to a net earnings per diluted share of $0.15 for the quarter ended June 30, 1999. The weighted average common shares outstanding were 64,198,032 and 64,301,823 on a diluted basis for the quarters ended June 30, 2000 and 1999, respectively.

Six Months Ended June 30, 2000 and 1999

        Managed care premiums increased $197.2 million, or 19.3%, from the six months ended June 30, 1999. The increase was attributable to same store rate increases, same store membership growth, and acquisitions. The increase in same store rates was primarily due to commercial rate increases which include those in excess of 10.5% on first quarter renewals and 13.0% on second quarter renewals. Total premium yields for the six months ended June 30, 2000 increased by an average of $12.53, or 8.4%, from the corresponding period of 1999 on a PMPM basis, to $161.08 PMPM. The increase in premium revenue from acquisitions was a result of the purchases of Carelink and the KFHPNC membership in the fourth quarter of 1999 and PrimeONE and the Prudential membership in the first quarter of 2000.

        Management services revenue decreased $18.2 million, or 45.1%, from the six months ended June 30, 1999 primarily as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases and solid acquisitions.

        Health benefits expense increased $167.1 million, or 19.1%, from the six months ended June 30, 1999 as a result of acquisitions and medical trend. The increase in medical expense was lower than the increase in premium revenue as evidenced by a medical loss ratio that is 0.2% lower for the six months ended June 30, 2000 than the corresponding period of 1999.

        SG&A expense increased $6.9 million, or 4.4%, for the six months ended June 30, 2000 from the corresponding period in 1999. SG&A expense as a percent of revenue decreased to 13.0%, from 14.5% in the corresponding period. The decrease in SG&A expense as a percent of revenue was primarily attributable to increased revenue, including that from solid acquisitions, which required minimal incremental SG&A expense. The decrease is also attributable to costs Coventry incurred in 1999 relating to its consolidation of eighteen service centers into three regional service centers in an effort to control costs and improve customer service.

        Depreciation and amortization decreased $0.6 million, or 4.4%, compared to the corresponding period in 1999 primarily due to intangible assets relating to the Principal acquisition that were fully amortized by the end of 1999. The decrease in intangible asset amortization was partially offset by an increase in computer software and hardware asset depreciation.

        Other income, net of interest expense, increased $2.6 million, or 37.6%, from the six months ended June 30, 1999. The increase in other income was primarily due to the increase in investment income. Also contributing to the increase of other income was a reduction of interest expense due to the conversion of debt to preferred stock.

        Earnings from operations increased $5.6 million, or 31.0% from the six months ended June 30, 1999. The increase in earnings from operations was attributable to various factors mentioned above: premium increases, SG&A reductions, and acquisitions.

        Coventry’s net earnings were $25.0 million compared to net earnings of $17.5 million for the six months ended June 30, 1999. Net earnings per diluted share were $0.39 for the six months ended June 30, 2000 compared to a net earnings per diluted share of $0.29 for the six months ended June 30, 1999. The weighted average common shares outstanding were 64,006,169 and 64,193,229 on a diluted basis for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s total cash and investments, excluding deposits of $20.8 million restricted under state regulations, increased $38.3 million to $628.1 million at June 30, 2000 from $589.8 million at December 31, 1999. This increase was attributable to the cash inflow from operating activities reduced primarily by capital expenditures of $6.5 million.

        The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity; on such basis, current assets plus long-term investments less short-term liabilities increased to $273.5 million at June 30, 2000 from $246.7 million at December 31, 1999.

        The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CHLIC”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary. After considering these statutory reserve requirements, the Company’s HMO subsidiaries had surplus in excess of statutory requirements of approximately $99.7 million and $102.6 million at June 30, 2000 and December 31, 1999, respectively. CHLIC had surplus in excess of statutory requirements of approximately $10.7 million and $15.0 million at June 30, 2000 and December 31, 1999, respectively. The decrease in surplus of the Company’s HMOs and CHLIC is due to dividends that were declared and paid in the second quarter of 2000 by the Company’s HMOs and CHLIC to the parent company.

        Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $72.1 million and $61.1 million at June 30, 2000 and December 31, 1999, respectively, which are available to pay inter-company balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to ensure the subsidiaries meet statutory equity requirements.

        During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. (“Warburg Pincus”) and Franklin Capital Associates III, L.P. totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share, plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of June 30, 2000. The holders of the preferred stock are entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to common stock. The preferred stock is convertible to common stock on a share for share basis and is callable by the Company if the market price of the Company’s common stock exceeds certain agreed upon targets. On July 20, 2000, Franklin Capital Associates III, L.P. converted all of its 473,705 shares of preferred stock for common stock of the Company on a one-for-one basis, and reduced the outstanding balance of preferred stock to 4,235,840 shares.

        Projected capital investments of approximately $15.0 million in year 2000 consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of June 30, 2000 approximately $6.5 million has been spent.

        The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2000.

SHARE REPURCHASES

        As part of a program previously authorized by the Board of Directors the Company repurchased, as of June 30, 2000, approximately 703,757 and 55,396 shares of its common stock in 2000 and 1999, respectively, at an aggregate cost of $5.4 million and $0.4 million in 2000 and 1999, respectively. The repurchased stock may be reissued. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. Coventry had approximately 64.0 million year-to-date weighted average diluted shares of common stock outstanding as of June 30, 2000.

OTHER SHARE TRANSACTIONS

        On May 5, 2000, the Company announced that its two largest shareholders, The Principal Financial Group (“Principal Life”) and Warburg Pincus have entered into a private transaction whereby Warburg Pincus will purchase 10 million shares of Coventry common stock from Principal Life for $10 per share. Principal Life includes Principal Life Insurance Company and Principal Health Care, Inc. Upon completion of the transaction, Warburg Pincus and Principal Life will own approximately 31% and 23%, respectively, of Coventry’s fully diluted common shares. This transaction is subject to regulatory approval.

YEAR 2000

        The Company has been aware of the “Year 2000” issue and its potential to affect products and systems that were not designed to properly handle the transition between the twentieth and twenty-first centuries. The Company recognized the need to ensure that its business operations would not be adversely affected by the year 2000, and it implemented a Year 2000 readiness program to facilitate the necessary preparations. Prior to the end of 1999, the Company completed its readiness assessment and its implementation of all plans for handling anticipated readiness risks. The Company’s transition from 1999 to 2000 occurred without any major business disruption. Through June 30, 2000, the Company incurred approximately $13.1 million in its Year 2000 assessment and remediation program, and it does not expect to incur significant further costs in this program. With the transition into the Year 2000 complete, the Year 2000 issue has not had, and the Company believes it will not have, a material impact on the Company’s business, financial condition or results of operations.

E-COMMERCE INITIATIVES

        The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members, and will have a distinct e-commerce solution.

Provider Channel. In February 2000, the Company entered into a three-year agreement with Healtheon/WebMD, the first end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. The Company will use Healtheon/WebMD’s Internet services to manage the electronic submission and processing of eligibility determination, referrals and authorizations, claims submission, claim status, and reporting. The Company is currently rolling out this service in its St Louis, Missouri and Central & Southern Illinois markets, to be followed by its other markets. It is expected that this relationship will significantly improve service to our members.

Broker/Employer Channel. In February 2000, the Company entered into a two-year agreement with Workscape, Inc., (“Workscape”), which specializes in the development of Internet solutions for the insurance industry. Workscape is focusing on automating the full broker/small employer relationship, including enrolling customers, providing benefits information, generating customized proposals, registering agents, processing applications, underwriting risk, and calculating rates. The Company is currently rolling out this initiative in its Pittsburgh and Harrisburg, Pennsylvania markets, to be followed by its other markets.

Member Channel. In July 2000, the Company entered into a three-year agreement with US Internetworking ("USi") for web site design through implementation and hosting services. The USi project will replace all of the Company’s current corporate and health plan web sites with professionally designed ‘customer centric’ web sites, easily navigated by members, employers, physicians and brokers for rich health plan and health care information and on-line customer service transaction functionality. Members and employers will have the ability to access their own health care information, including: benefit inquiry; claim or authorization inquiry; ID cards/other materials request; eligibility inquiry; and change primary care physician request, through the use of a secure ID and password. The site will link to Coventry’s Provider Channel: WebMD, and our Broker Channel: Workscape. Additionally, the Company has expanded their relationship with Healtheon/WebMD to provide health care and medical information through a co-branding arrangement with the WebMD Consumer Portal. In March 2000, the Company announced a one-year agreement with GeoAccess to implement GeoAccess’ online healthcare directory technology. This technology makes information about health plan providers available to members. The online directories are currently being rolled out on all the Company’s existing health plan web sites, and will be available in the future on the new web sites developed by USi.

LEGISLATION AND REGULATION

        Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company’s ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company and its results of operations in the short-term.

FORWARD LOOKING STATEMENTS

        The statements contained in this Form 10-Q that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the “Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect the Company’s business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, imposition of regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

        The Company’s material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities.

        The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. At June 30, 2000, the fair value of the Company’s investments was $446.8 million. Securities at June 30, 2000 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                                Amortized         Fair
                                                   Cost           Value
                                                     (in thousands)
                                              ----------------------------
Maturities:
    Within 1 year                                $ 151,497      $ 151,430
    1 to 5 years                                   134,838        132,817
    6 to 10 years                                   69,721         67,798
    Over 10 years                                   95,787         94,741
    Other securities without stated maturity             -              -
                                              -------------   ------------
Total short-term and long-term securities        $ 451,843      $ 446,786
                                              =============   ============

        The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities it holds. GNMA and FNMA insure the mortgage-backed securities.

        The Company’s projections of hypothetical net losses in fair value of the Company’s market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

        Based on the Company’s debt securities portfolio and interest rates at June 30, 2000, a 100 basis point increase in interest rates would result in a decrease of $10.1 million, or 2.3%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

        Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act (“RICO”) and federal employee benefits law (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company has not been named in such a suit and believes there is no valid basis for such a suit.

        The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant impact on the Company’s operations.

        As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarter ended March 31, 2000, the Company has been in dispute with Unity Health Network and with BJC Health System. Between the filing of the Company’s first quarter Form 10-Q filed on May 12, 2000 and the filing of this Form 10-Q, the Company instituted arbitration proceedings against Unity Health Network for deficits in the risk fund pools for 1999. With respect to the dispute with BJC Health System, the arbitrator issued a ruling on May 25, 2000, finding that the agreement between BJC Health System and the Company could be terminated upon a breach of a material term of the agreement not cured within a specified time. While the arbitrator found that the Company had breached certain material terms of the agreement, such breaches were cured within the time period required by the arbitrator. In order to determine whether the Company is now in compliance with the claims processing standards required by the agreement, the arbitrator has ordered the parties to perform an audit. The Company anticipates completion of the audit by the fourth quarter of 2000, at which time the results will be submitted to the arbitrator for a final ruling.

ITEMS 2 and 3:

        Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 8, 2000, and solicited votes by proxy in connection with such meeting. The following proposals were adopted by a majority of the shares voting as follows:

1. To elect three Class III Directors to serve until the annual meeting of shareholders in 2003: (a) Directors Elected to Serve as Class III Non-Series A Directors
                                              NUMBER OF SHARES OF COMMON
                                            STOCK AND SERIES A CONVERTIBLE
                                                 PREFERRED STOCK VOTED
                                       -----------------------------------------
                     NAME                       FOR                 WITHHELD
    ---------------------------------  ---------------------  ------------------
    John H. Austin, M.D., Chairman              57,570,952          2,115,513
    Thomas J. Graf                              57,531,184          2,155,281
(b) Director Elected to Serve as Class III Series A Director
                                             NUMBER OF SHARES OF SERIES A
                                          CONVERTIBLE PREFERRED STOCK VOTED
                                       -----------------------------------------
                     NAME                       FOR                  WITHHELD
    ---------------------------------  ----------------------  -----------------
    Rodman W. Moorhead, III                       4,709,545                --
2. To amend the Amended and Restated 1998 Stock Incentive Plan to increase the number of shares reserved for issuance from 7,000,000 shares to 9,000,000 shares:
                     FOR                  41,129,291
                     AGAINST              18,514,647
                     ABSTAIN                  42,527
                     BROKER NON-VOTES              -
3. To ratify the selection of Arthur Andersen LLP, certified public accountants, as the Company’s independent auditors for the year ending December 31, 2000:
                     FOR                  59,682,242
                     AGAINST                  82,422
                     ABSTAIN                  21,801
                     BROKER NON-VOTES              -

ITEM 5:

        Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

   (a)      Exhibit
            No.       Description of Exhibit
            -----------------------------------------------------------

            10.1      2000 Management Incentive Plan
            10.2      Coventry Health Care, Inc. Amended and Restated
                      1998 Stock Incentive Plan (June 8, 2000)
            27        Financial data schedule (for SEC use only)

    (b)     Reports on Form 8-K

            On May 11, 2000,  the Company filed a report on Form 8-K  disclosing that on May 5, 2000,  the Company  announced that its two largest shareholders,  The Principal Financial Group and E. M. Warburg,
            Pincus & Co., L.L.C. entered into a private  transaction  whereby
            Warburg would  purchase 10 million  shares of Coventry  common stock from The Principal for $10.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COVENTRY HEALTH CARE, INC
                        ----------------------------------------------
                                        (Registrant)

Date: August 10, 2000               By: /s/ Allen F. Wise
                        ----------------------------------------------
                                        Allen F. Wise
                        President, Chief Executive Officer and Director

Date: August 10, 2000               By: /s/ Dale B. Wolf
                        ----------------------------------------------
                                        Dale B. Wolf
                       Executive Vice President, Chief Financial Officer,
                                        and Treasurer

Exhibit Listing

            Exhibit
            No.       Description of Exhibit
            -----------------------------------------------------------

            10.1      2000 Management Incentive Plan
            10.2      Coventry Health Care, Inc. Amended and Restated
                      1998 Stock Incentive Plan (June 8, 2000)
            27        Financial data schedule (for SEC use only)

Links

PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    Overview
    Results of Operations
    Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Not Applicable
  Item 3. Not Applicable
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures