Form 10-Q
period 2000-09-30
COVENTRY HEALTH CARE INC
filed 2000-11-13
CIK 1054833

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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

(301) 581-0600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2000
Common Stock $.01 Par Value	59,413,477

COVENTRY HEALTH CARE, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1: Financial Statements

                 Consolidated Balance Sheets                                   3
                 at September 30, 2000 and December 31, 1999

                 Consolidated Statements of Operations                         4
                 for the quarters and nine months ended
                 September 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows               5
                 for the nine months ended September 30, 2000 and 1999

                 Notes to the Condensed Consolidated Financial Statements      6

         ITEM 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12

         ITEM 3: Quantitative and Qualitative Disclosures of Market Risk      20

PART II. OTHER INFORMATION

         ITEM 1: Legal Proceedings                                            21

         ITEMS 2, 3, 4 and 5: Not Applicable                                  21

         ITEM 6: Exhibits and Reports on Form 8-K                             22

         SIGNATURES                                                           23

         EXHIBIT LISTING                                                      24

PART I. Financial Information
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

                                                    September 30,   December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (unaudited)
ASSETS
Cash and cash equivalents                            $   173,322    $   240,076
Short-term investments                                    80,064         88,365
Accounts receivable, net                                  59,089         53,173
Other receivables, net                                    60,550         42,304
Deferred income taxes                                     56,157         56,157
Other current assets                                       6,315          3,330
                                                     -----------    -----------
     Total current assets                                435,497        483,405

Long-term investments                                    369,343        286,162
Property and equipment, net                               39,020         37,863
Goodwill and intangible assets, net                      265,801        268,289
Other long-term assets                                     6,926          5,864
                                                     -----------    -----------
     Total assets                                    $ 1,116,587    $ 1,081,583
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilities                            $   321,717    $   308,095
Other medical liabilities                                 48,672         54,691
Accounts payable and other accrued
liabilities                                              136,011        110,186
Deferred revenue                                          19,666         49,914
                                                     -----------    -----------
     Total current liabilities                           526,066        522,886
Long-term liabilities                                     22,305         31,217
                                                     -----------    -----------
     Total liabilities                                   548,371        554,103
Redeemable convertible preferred stock,
      $.01 par value; Series A, 6,000,000
      shares authorized; 4,709,545 shares
      issued and 4,235,840 outstanding in
      2000; and 4,709,545 issued and
      outstanding in 1999                                 42,358         47,095
Stockholders' equity:
     Common stock, $.01 par value; 200,000,000
       shares authorized; 60,552,791 shares
       issued and 59,340,088 outstanding in 2000;
       and 59,643,753 shares issued and 59,148,797
       outstanding in 1999                                   606            596
     Treasury stock, at cost, 1,212,703 and 494,956
       shares in 2000 and 1999, respectively             (10,989)        (5,380)
     Additional paid-in capital                          489,875        480,792
     Accumulated other comprehensive loss                 (1,193)        (2,780)
     Retained earnings                                    47,559          7,157
                                                     -----------    -----------
     Total stockholders' equity                          525,858        480,385
                                                     -----------    -----------
     Total liabilities and stockholders' equity      $ 1,116,587    $ 1,081,583
                                                     ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

                                     Quarters Ended         Nine Months Ended
                                      September 30,           September 30,
                                   -------------------   -----------------------
                                     2000       1999        2000         1999
                                   --------   --------   ----------   ----------

Operating revenues:
   Managed care premiums           $635,361   $509,815   $1,851,800   $1,529,088
   Management services               12,256     20,074       34,421       60,479
                                   --------   --------   ----------   ----------
       Total operating revenues     647,617    529,889    1,886,221    1,589,567
                                   --------   --------   ----------   ----------

Operating expenses:
   Health benefits                  544,019    437,674    1,584,245    1,310,804
   Selling, general and
       administrative                81,819     73,790      242,850      227,962
   Depreciation and amortization      6,852      7,034       20,276       21,079
                                   --------   --------   ----------   ----------
       Total operating expenses     632,690    518,498    1,847,371    1,559,845
                                   --------   --------   ----------   ----------

Operating earnings                   14,927     11,391       38,850       29,722

Other income, net                    10,742      7,805       29,078       20,578
                                   --------   --------   ----------   ----------

Earnings before income taxes         25,669     19,196       67,928       50,300

Provision for income taxes           10,263      8,226       27,525       21,880
                                   --------   --------   ----------   ----------

Net earnings                       $ 15,406   $ 10,970   $   40,403   $   28,420
                                   ========   ========   ==========   ==========

Net earnings per share:
    Basic                          $   0.26   $   0.19   $     0.69   $     0.48
    Diluted                        $   0.23   $   0.17   $     0.62   $     0.46

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------

Net cash from operating activities                       $  19,401    $ (66,759)
                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures, net                             (13,766)      (8,999)
     Net proceeds from sale of intangibles                    --         12,841
     Sales of investments                                  318,379      171,863
     Purchases of investments                             (388,586)    (331,397)
     Payments for acquisitions, net of cash acquired           440         --

                                                         ---------    ---------
Net cash from investing activities                         (83,533)    (155,692)
                                                         ---------    ---------

Cash flows from financing activities:
     Payments on long-term debt and notes payable             --           (829)
     Net payments for repurchase and issuance of stock      (2,622)       3,366

                                                         ---------    ---------
Net cash from financing activities                          (2,622)       2,537
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (66,754)    (219,914)

Cash and cash equivalents at beginning of period           240,076      405,323

                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 173,322    $ 185,409
                                                         =========    =========

Supplemental disclosure of cash flow information:
       Cash paid for interest                            $    --      $      25
       Income taxes paid, net                            $   8,500    $  23,920

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

2.     SIGNIFICANT ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not believe that adoption of SFAS No. 133 (as amended by SFAS No. 137) will have a material affect on its future results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principals to revenue recognition, presentation and disclosure in financial statements. Subsequently, the SEC has amended the implementation dates so that the Company is required to adopt the provisions of SAB No. 101 in the fourth quarter of 2000. The Company does not believe the impact of SAB No. 101 will materially affect its future results of operations or financial position.

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

     On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina’s commercial membership, of approximately 31,000, in Charlotte, North Carolina. The total purchase price was approximately $2.1 million including transaction costs.

     In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of September 30, 2000, the health plan had approximately 500 members throughout the state. As a result of the costs associated with exiting the Indiana market, the Company recorded a reserve of $2.0 million in the fourth quarter of 1999. The Company plans to close the health plan by the end of the fourth quarter 2000 and has expended approximately $1.0 million of the reserve as of September 30, 2000.

     Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc., (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.3 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.9 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years.

     On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.’s Medicaid business in St. Louis, Missouri for approximately $100 per member that ultimately transferred to the Company. The transition period has ended and final payment for the purchase of the Medicaid business of approximately 9,400 members was made during the third quarter of 2000.

     On August 1, 2000, Coventry completed the acquisition of Maxicare Louisiana, Inc. (“Maxicare”) for a purchase price of $550,000 plus statutory net worth and transaction costs for a total approximate purchase price of $3.5 million. As of the purchase date, Maxicare had approximately 14,000 members. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Maxicare have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for Maxicare was allocated to the assets, including identifiable intangible assets, and liabilities based on the estimated fair values. The $1.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years.

4.     CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P. (“Franklin”) totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share (subject to adjustment for any stock dividend, stock split, stock distribution or combination thereof), plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of September 30, 2000. The holders of the preferred stock are entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to holders of common stock. The preferred stock is convertible to common stock on a share-for-share basis, subject to adjustment for anti-dilution, and is callable by the Company if the market price of the Company’s common stock exceeds certain agreed upon targets. On July 20, 2000, Franklin converted all of its 473,705 shares of preferred stock into common stock of the Company on a one-for-one basis, thus reducing the outstanding balance of preferred stock to 4,235,840 shares.

5.     COMPREHENSIVE INCOME

     Comprehensive income for the quarters and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                          September 30,         September 30,
                                         2000      1999        2000      1999
                                       -------   --------    -------   --------
Net earnings                           $15,406   $ 10,970    $40,403   $ 28,420
Other comprehensive gain (loss),
  net of tax:
   Net unrealized gains (losses)
   on securities, net of
   reclassification adjustment             853       (722)     1,587     (4,802)
                                       -------   --------    -------   --------
Comprehensive income                   $16,259   $ 10,248    $41,990   $ 23,618
                                       =======   ========    =======   ========

6.     EARNINGS PER SHARE

     Basic earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the year. Diluted EPS, when applicable, assumes the conversion of convertible notes and the exercise of all options, warrants and redeemable convertible preferred stock using the treasury stock method. Net earnings are increased for the assumed elimination of interest expense on the convertible notes.

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

                                             Quarter Ended September 30, 2000
                                         -----------------------------------------
                                          Earnings        Shares        Per Share
                                         (Numerator)   (Denominator)      Amount
                                         ------------  --------------  -----------
Basic EPS                                   $ 15,406          59,223      $ 0.26

Effect of dilutive securities:
  Options and warrants                                         3,257
  Redeemable convertible preferred stock                       4,236
                                         ------------  --------------

Diluted EPS                                 $ 15,406          66,716      $ 0.23
                                         ============  ==============

                                             Quarter Ended September 30, 1999
                                         -----------------------------------------
                                          Earnings        Shares        Per Share
                                         (Numerator)   (Denominator)      Amount
                                         ------------  --------------  -----------
Basic EPS                                   $ 10,970          59,102      $ 0.19

Effect of dilutive securities:
  Options and warrants                                           517
  Redeemable convertible preferred stock                       1,717
  Convertible notes                                            2,993
                                         ------------  --------------

Diluted EPS                                 $ 10,970          64,329      $ 0.17
                                         ============  ==============

                                            Nine Months Ended September 30, 2000
                                         -----------------------------------------
                                          Earnings        Shares        Per Share
                                         (Numerator)   (Denominator)      Amount
                                         ------------  --------------  -----------
Basic EPS                                   $ 40,403          58,889      $ 0.69

Effect of dilutive securities:
  Options and warrants                                         1,470
  Redeemable convertible preferred stock                       4,550
                                         ------------  --------------

Diluted EPS                                 $ 40,403          64,909      $ 0.62
                                         ============  ==============

                                            Nine Months Ended September 30, 1999
                                         -----------------------------------------
                                          Earnings        Shares        Per Share
                                         (Numerator)   (Denominator)      Amount
                                         ------------  --------------  -----------
Basic EPS                                   $ 28,420          58,972      $ 0.48

Effect of dilutive securities:
  Options and warrants                                           663
  Redeemable convertible preferred stock                         605
  Convertible notes                                            4,035
  Interest on convertible notes                  848
                                         ------------  --------------

Diluted EPS                                 $ 29,268          64,275      $ 0.46
                                         ============  ==============

7.     SEGMENT INFORMATION

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

     The Company has two reportable segments: commercial products and government products. The products are provided to a cross section of employer groups and individuals through the Company’s health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point-of-service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs.

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

                          Quarter Ended September 30, 2000
                                   (in thousands)
                  --------------------------------------------------
                                     Government
                    Commercial        Programs           Total
                  ---------------- ---------------- ----------------
    Revenues            $ 459,724        $ 175,637        $ 635,361
    Gross Margin           64,198           27,144           91,342

                          Quarter Ended September 30, 1999
                                   (in thousands)
                  --------------------------------------------------
                                     Government
                    Commercial        Programs           Total
                  ---------------- ---------------- ----------------
    Revenues            $ 371,115        $ 138,700        $ 509,815
    Gross Margin           53,142           18,999           72,141

                        Nine Months Ended September 30, 2000
                                   (in thousands)
                  --------------------------------------------------
                                     Government
                    Commercial        Programs           Total
                  ---------------- ---------------- ----------------
    Revenues          $ 1,340,237        $ 511,563      $ 1,851,800
    Gross Margin          200,579           66,976          267,555

                        Nine Months Ended September 30, 1999
                                   (in thousands)
                  --------------------------------------------------
                                     Government
                    Commercial        Programs           Total
                  ---------------- ---------------- ----------------
    Revenues          $ 1,137,208        $ 391,880      $ 1,529,088
    Gross Margin          172,740           45,544          218,284

Following are reconciliations of total reportable segment information to financial statement amounts:

                                              Quarters Ended        Nine Months Ended
                                               September 30,           September 30,
                                          --------------------   ------------------------
                                             2000       1999         2000         1999
                                          ---------  ---------   -----------  -----------
Revenues:
    Reportable segments                   $ 635,361  $ 509,815   $ 1,851,800  $ 1,529,088
    Management services                      12,256     20,074        34,421       60,479
                                          ---------  ---------   -----------  -----------
      Total revenues                      $ 647,617  $ 529,889   $ 1,886,221  $ 1,589,567
                                          =========  =========   ===========  ===========

Earnings before income taxes:
    Gross margin from reportable segments $  91,342  $  72,141   $   267,555  $   218,284

    Management Services                      12,256     20,074        34,421       60,479

    Selling, general and administrative     (81,819)   (73,790)     (242,850)    (227,962)

    Depreciation and amortization            (6,852)    (7,034)      (20,276)     (21,079)

    Other income, net                        10,742      7,805        29,078       20,578

                                          ---------  ---------   -----------  -----------
    Earnings before income taxes          $  25,669  $  19,196   $    67,928  $    50,300
                                          =========  =========   ===========  ===========

8.     LEGAL PROCEEDINGS

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material, adverse effect on the financial position or results of operations of the Company.

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

     As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarters ended March 31 and June 30, 2000, the Company has been in dispute with Unity Health Network (“Unity”) and with BJC Health System (“BJC”). In the second quarter of 2000, the Company initiated arbitration proceedings against Unity for deficits in the risk fund pools for 1999. On October 10, 2000, the parties entered into a settlement agreement pursuant to which Unity will pay the Company’s subsidiary, Group Health Plan (“GHP”), approximately $7.4 million to fund the risk pool deficits.

     With respect to the dispute with BJC, on October 12, 2000 the parties settled the arbitration and all related matters by mutual agreement. As part of the settlement, BJC will receive approximately $4.0 million from the Company’s subsidiaries GHP and HealthCare USA (“HCUSA”), an amount for which the Company had previously reserved. Effective January 1, 2001, the current global capitation contract between GHP and BJC covering approximately 63,000 members will terminate and be replaced by a new 2-year fee-for-service provider contracts with BJC and Washington University Physician Network (“WUPN”). Also, effective January 1, 2001, the current global capitation contract between HCUSA and BJC covering approximately 27,000 members will terminate and be replaced by a new 2-year fee-for-service provider contract with BJC, and a 1-year provider agreement with WUPN. As the Company has for some time anticipated a restructuring of these provider contracts, and priced its products based upon underlying costs, the new contracts are expected to have an immaterial impact on the Company’s 2001 financial results.

9.     SUBSEQUENT EVENTS

     On October 2, 2000, Coventry completed the acquisition of WellPath Community Health Plans (“WellPath”), the managed care subsidiary of Duke University Health System, located in Chapel Hill, North Carolina. The purchase price was $20.7 million and WellPath had approximately 151,000 members as of September 30, 2000.

     On October 26, 2000, Coventry signed a definitive agreement to acquire Health Partners of the Midwest’s (“Health Partners”) commercial membership and certain provider agreements for approximately $4.5 million. Health Partners is a St. Louis based, not-for-profit health plan affiliated with BJC and Washington University School of Medicine (“WUSM”). Coventry expects to retain approximately 42,000 fully insured commercial members and 25,000 self-insured members. As part of the acquisition, GHP will enter into provider contracts with BJC and WUPN for health care services for the Health Partners membership and a three-year contract to administer BJC’s self-funded managed care health benefit program for employees. The acquisition will be accounted for as an asset purchase and is expected to close in the first quarter of 2001, subject to receipt of regulatory and other customary approvals.

ITEM 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Nine Months Ended September 30, 2000 and 1999

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

GENERAL

Overview

     Coventry Health Care, Inc. (together with its subsidiaries, “the Company”, “Coventry”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, Southern Health, Carelink Health Plans, and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) products, and Medicare Risk and Medicaid products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     As of September 30, 2000, in continuing operations, Coventry had 1,314,277 members for whom it assumes underwriting risk (“risk members”) and 236,307 members of self-insured employers for whom it provides management services, but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of September 30, 2000 and 1999 and the percentage change in membership between those dates:

                                                      September 30,     Percent
                                                    2000        1999     Change
                                                 ---------   ---------   -----
Risk membership in continuing operations:
     Carolinas                                      37,170      19,139    94.2%
     Delaware                                       80,644      57,048    41.4%
     Georgia                                        32,263      26,314    22.6%
     Iowa                                           71,376      76,703    (6.9%)
     Kansas City                                    83,019      64,148    29.4%
     Louisiana                                      56,943      36,267    57.0%
     Nebraska                                       31,732      26,686    18.9%
     Pennsylvania                                  382,243     369,815     3.4%
     Richmond                                       54,409      52,302     4.0%
     St. Louis                                     348,030     311,893    11.6%
     West Virginia                                  93,865      21,824   330.1%
     Wichita                                        42,583      39,976     6.5%
                                                 ---------   ---------   -----
          Total risk membership                  1,314,277   1,102,115    19.3%
          Total non-risk membership                236,307     237,903    (0.7%)
                                                 ---------   ---------   -----
     Total membership in continuing operations   1,550,584   1,340,018    15.7%
Total membership in non-continuing operations:
     Indiana                                           511      23,985   (97.9%)
                                                 ---------   ---------   -----
          Total membership                       1,551,095   1,364,003    13.7%
                                                 =========   =========   =====

                                                      September 30,     Percent
                                                    2000        1999     Change
                                                 ---------   ---------   -----
Risk membership in continuing operations:
     Commercial                                  1,059,795     910,466    16.4%
     Governmental Programs                         254,482     191,649    32.8%
                                                 ---------   ---------   -----
          Total risk membership in continuing
                operations                       1,314,277   1,102,115    19.3%
          Total non-risk membership                236,307     237,903    (0.7%)
                                                 ---------   ---------   -----
     Total membership in continuing operations   1,550,584   1,340,018    15.7%
Total membership in non-continuing operations:
     Indiana                                           511      23,985   (97.9%)
                                                 ---------   ---------   -----
          Total membership                       1,551,095   1,364,003    13.7%
                                                 =========   =========   =====

     The Company’s operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported (“IBNR”). The Company currently believes that the estimates for IBNR liabilities relating to its businesses are adequate in order to satisfy its ultimate claims liability with respect thereto. In determining the Company’s medical claims liabilities, the Company employs standard actuarial reserve methods (specific to the plans’ membership, product characteristics, geographic territories and provider networks) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the changing timing of provider reimbursement practices. Underwriting, finance, accounting, and other appropriate plan and corporate personnel review calculated reserves, and judgments are then made as to the necessity for reserves in addition to the calculated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company periodically monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, differences are reflected in current operations.

Acquisitions and Dispositions

     After the merger on April 1, 1998, between Coventry and Principal Health Care, Inc. (“PHC”), the PHC plans continued to use the Principal brand name under the terms of the License Agreement, as amended, between the parties even though the Plans were no longer subsidiaries of Principal Life. In the fourth quarter of 1999, the Company’s PHC subsidiaries changed the word Principal in their names to Coventry. All aspects of the health plans’ operations, such as member coverage and access, remained unchanged.

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

     On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.‘s (“KFHPNC”) commercial membership, of approximately 31,000, in Charlotte, North Carolina. The total purchase price was approximately $2.1 million including transaction costs. The transaction more than doubles Coventry’s membership in the Charlotte market.

     In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. As of September 30, 2000, the health plan had approximately 500 members throughout the state. As a result of the costs associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999. Coventry has expended approximately $1.0 million of the reserve as of September 30, 2000 and expects to close the plan by the end of the fourth quarter 2000.

     Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc., (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.3 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.9 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years. This transaction, combined with the Carelink acquisition, solidifies Coventry’s market leadership position in West Virginia.

     On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.‘s (“Prudential”) Medicaid business in St. Louis, Missouri for approximately $100 per member that ultimately transferred to the Company. The transition period has ended and final payment for the purchase of the Medicaid business of approximately 9,400 members was made during the third quarter of 2000.

     On August 1, 2000, Coventry completed the acquisition of Maxicare Louisiana, Inc., (“Maxicare”), for a purchase price of $550,000 plus statutory net worth and transaction costs for a total approximate purchase price of $3.5 million. As of the purchase date, Maxicare had approximately 14,000 members. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Maxicare have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for Maxicare was allocated to the assets, including identifiable intangible assets, and liabilities based on the estimated fair values. The $1.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years.

Joint Venture

     The Company announced in the first quarter of 2000 that it entered into an agreement with E.M. Warburg, Pincus & Co., L.L.C. (“Warburg Pincus”) and Frederick C. Dunlap to fund a company that will seek to invest in emerging companies that are developing technology applications for the health care industry. After an initial working capital investment provided by Warburg Pincus, the joint venture investments will be funded 80.1% by Warburg Pincus and Frederick C. Dunlap and 19.9% by Coventry. Coventry has the ability to decrease the 19.9% contribution at its discretion and, through September 30, 2000, less than $1,000 has been contributed by Coventry.

Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material, adverse effect on the financial position or results of operations of the Company.

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

     As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarters ended March 31 and June 30, 2000, the Company has been in dispute with Unity Health Network (“Unity”) and with BJC Health System (“BJC”). In the second quarter of 2000, the Company initiated arbitration proceedings against Unity for deficits in the risk fund pools for 1999. On October 10, 2000, the parties entered into a settlement agreement pursuant to which Unity will pay the Company’s subsidiary, Group Health Plan (“GHP”), approximately $7.4 million to fund the risk pool deficits. The settlement will have an immaterial impact on the Company’s 2001 financial results.

     With respect to the dispute with BJC, on October 12, 2000 the parties settled the arbitration and all related matters by mutual agreement. As part of the settlement, BJC will receive approximately $4.0 million from the Company’s subsidiaries GHP and HealthCare USA (“HCUSA”), an amount for which the Company had previously reserved. Effective January 1, 2001, the current global capitation contract between GHP and BJC covering approximately 63,000 members will terminate and be replaced by a new 2-year fee-for-service provider contracts with BJC and Washington University Physician Network (“WUPN”). Also, effective January 1, 2001, the current global capitation contract between HCUSA and BJC covering approximately 27,000 members will terminate and be replaced by a new 2-year fee-for-service provider contract with BJC, and a 1-year provider agreement with WUPN. As the Company has for some time anticipated a restructuring of these provider contracts, and priced its products based upon underlying costs, the new contracts are expected to have an immaterial impact on the Company’s 2001 financial results.

RESULTS OF OPERATIONS

Quarters Ended September 30, 2000 and 1999

     Total membership, as of September 30, 2000, increased approximately 211,000, or 15.7%, in continuing operations compared to September 30, 1999. Of the 15.7% increase, 9.9% is due to the acquisitions of Carelink, PrimeONE, and Maxicare and the membership purchases of KFHPNC in North Carolina and Prudential in St. Louis, Missouri. The remaining increase is the result of continued strong enrollment across all product areas. Commercial membership increased approximately 149,000, or 16.4%, and government program membership increased approximately 63,000, or 32.8%, from the third quarter of 1999. Membership decreased in a small number of markets due to Coventry’s efforts to adhere to a strict pricing discipline.

     Managed care premiums increased $125.5 million, or 24.6%, from the prior year’s third quarter. The increase is attributable to rate increases, same store membership growth, and acquisitions. The increase in rates is primarily due to commercial rate increases that included an increase in excess of 12.5% on third quarter renewals. Total premium yields for the third quarter of 2000 increased by an average of $11.18, or 7.3%, from the prior year’s third quarter on a per member per month (“PMPM”) basis, to $163.86 PMPM. The increase in premium revenue from acquisitions was a result of the purchases of Carelink and the KFHPNC membership in the fourth quarter of 1999, the purchase of PrimeONE and the Prudential membership in the first quarter of 2000, and the purchase of Maxicare in the third quarter of 2000.

     Management services revenue decreased $7.8 million, or 38.9%, from the prior year’s third quarter primarily as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases, and solid acquisitions.

     Health benefits expense increased $106.3 million, or 24.3%, from the prior year’s third quarter, but the medical loss ratio (“MLR”) is 0.2% lower than the prior year’s third quarter. The lower MLR was driven by a lower Medicare MLR, as a result of a seasonably lower third quarter and emerging favorable experience. Excluding acquisitions, the MLR would be more favorable this quarter than reported.

     Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. Coventry is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve member access to providers.

     Medical claim liability accruals are monitored and reviewed monthly. Differences for actual settlements from reserves are reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take six months or more to fully develop. Medical costs are affected by a variety of factors, including the severity and frequency of claims, which can be difficult to predict and may not be entirely within the Company’s control. The Company continually refines its actuarial practices to incorporate new cost events and trends.

     Selling, General, and Administrative (“SG&A”) expense increased $8.0 million, or 10.9%, from the prior year’s third quarter. SG&A expense as a percent of revenue decreased to 12.6% for the quarter ended September 30, 2000, from 13.9% in the prior year’s third quarter. The decrease in SG&A expense as a percent of revenue was due to increased revenue, primarily attributable to the rate increases mentioned above and to acquisitions, which required minimal incremental SG&A expense. Total employee headcount per thousand members has decreased by 10.5% from the prior year’s third quarter.

     Other income, net of interest expense, increased $2.9 million, or 37.6%, from the prior year’s third quarter. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company’s short-term and long-term investments compared to the third quarter of 1999.

     Earnings from operations increased $3.5 million, or 31.0%, from the prior year’s third quarter. The increase in earnings from operations was attributable to various factors mentioned above: premium increases, SG&A reductions, and acquisitions.

Nine Months Ended September 30, 2000 and 1999

     Managed care premiums increased $322.7 million, or 21.1%, from the nine months ended September 30, 1999. The increase was attributable to rate increases, same store membership growth, and acquisitions. The increase in rates was primarily due to commercial rate increases that include those in excess of 10.5% on first quarter renewals, 13.0% on second quarter renewals, and 12.5% on third quarter renewals. Total premium yields for the nine months ended September 30, 2000 increased by an average of $12.12, or 8.1%, from the corresponding period of 1999 on a PMPM basis, to $162.02 PMPM. The increase in premium revenue from acquisitions was a result of the purchases of Carelink and the KFHPNC membership in the fourth quarter of 1999, the purchase of PrimeONE and the Prudential membership in the first quarter of 2000, and the purchase of Maxicare in the third quarter of 2000.

     Management services revenue decreased $26.1 million, or 43.1%, from the nine months ended September 30, 1999 primarily as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases and solid acquisitions.

     Health benefits expense increased $273.4 million, or 20.9%, from the nine months ended September 30, 1999, due to acquisitions and medical trend. Despite the increase in expense, the medical loss ratio is 0.1% lower than the corresponding period in 1999. The lower MLR was driven by premiums increasing at a greater pace than that of health benefits. Excluding acquisitions, the MLR would be more favorable this year than reported.

     SG&A expense increased $14.9 million, or 6.5%, for the nine months ended September 30, 2000 from the corresponding period in 1999. SG&A expense as a percent of revenue decreased to 12.9%, from 14.3% in the corresponding period in 1999. The decrease in SG&A expense as a percent of revenue was primarily attributable to the premium rate increases, improved operational efficiencies driven by consolidation of eighteen service centers into three regional service centers and continued management scrutiny of monthly expenses.

     Other income, net of interest expense, increased $8.5 million, or 41.3%, from the nine months ended September 30, 1999. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company’s short-term and long-term investments compared to the third quarter of 1999.

     Earnings from operations increased $9.1 million, or 30.7% from the nine months ended September 30, 1999. The increase in earnings from operations was attributable to various factors mentioned above: premium increases, SG&A reductions, and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash and investments, excluding deposits of $17.0 million restricted under state regulations, increased $15.9 million to $605.7 million at September 30, 2000 from $589.8 million at December 31, 1999. This increase was attributable to the cash inflow from operating activities reduced primarily by capital expenditures of $13.8 million, and the change in deposits restricted under state regulations. The change in deposits included a $5.9 million decrease when funds were released by the State of Florida in relation to the Company’s sale of Principal Health Care of Florida, Inc.

     The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity; on such basis, current assets plus long-term investments less short-term liabilities increased to $278.8 million at September 30, 2000 from $246.7 million at December 31, 1999.

     The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary. After considering these statutory reserve requirements, the Company’s HMO subsidiaries had surplus in excess of statutory requirements of approximately $104.7 million and $102.6 million at September 30, 2000 and December 31, 1999, respectively. CH&L had surplus in excess of statutory requirements of approximately $3.1 million and $15.0 million at September 30, 2000 and December 31, 1999, respectively. The decrease in the CH&L surplus was due to a tax settlement with the Internal Revenue Service, for prior tax periods, made in the third quarter of 2000, and due to a dividend that was declared and paid in the second quarter of 2000 by CH&L to the parent company.

     Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $79.3 million and $61.1 million at September 30, 2000 and December 31, 1999, respectively, which are available to pay inter-company balances to regulated subsidiaries and for general corporate purposes. Of the $18.2 million increase from the year ended December 31, 1999, approximately $11.0 million is a result of dividends declared and paid from regulated subsidiaries to the parent company. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the impairment of the subsidiary’s net worth.

     During the second and third quarters of 1999, the Company converted all the Convertible Exchangeable Senior Subordinated Notes held by Warburg, Pincus Ventures, L.P. (“Warburg Pincus”) and Franklin Capital Associates III, L.P. (“Franklin”) totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock is subject to mandatory redemption at a price of $10 per share (subject to adjustment for any stock dividend, stock split, stock distribution or combination thereof), plus accrued dividends, on May 15, 2002, 2003 and 2004 in an amount equal to one-third of the shares outstanding on the first redemption date, or such lesser number of shares as shall then be outstanding. The preferred stock is carried at its fair value, which equals both its redemption value and liquidation value as of September 30, 2000. The holders of the preferred stock shall be entitled to receive, when and as declared, dividends payable in additional shares of preferred stock, before any dividends shall be set apart for or paid to holders of common stock. The preferred stock is convertible to common stock on a share-for-share basis, subject to adjustment for anti-dilution, and is callable by the Company if the market price of the Company’s common stock exceeds certain agreed upon targets. On July 20, 2000, Franklin converted all of its 473,705 shares of preferred stock into common stock of the Company on a one-for-one basis, thus reducing the outstanding balance of preferred stock to 4,235,840 shares.

     Projected capital investments of approximately $15.0 million in year 2000 consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of September 30, 2000 approximately $13.8 million has been spent.

     The Company believes that cash flows generated from operations, cash on hand and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2001.

SHARE REPURCHASES

     As part of a program previously authorized by the Board of Directors the Company repurchased, as of September 30, 2000, approximately 840,190 and 55,396 shares of its common stock in 2000 and 1999, respectively, and reissued approximately 122,443 shares of its common stock in 2000, at an aggregate cost of $5.6 million and $0.4 million in 2000 and 1999, respectively. The repurchased stock may be reissued. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. Coventry had approximately 64.9 million year-to-date weighted average diluted shares of common stock outstanding as of September 30, 2000.

OTHER SHARE TRANSACTIONS

     On May 5, 2000, the Company announced that its two largest shareholders, The Principal Financial Group (“Principal Life”) and Warburg Pincus, have entered into a private transaction whereby Warburg Pincus will purchase 10 million shares of Coventry common stock from Principal Life for $10 per share. Principal Life includes Principal Life Insurance Company and Principal Health Care, Inc. All required regulatory approvals were obtained and the transaction was completed on September 8, 2000, and, as a result, Warburg Pincus and Principal Life own approximately 31% and 23%, respectively, of Coventry’s fully diluted common shares.

E-COMMERCE INITIATIVES

     The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members, and will have a distinct e-commerce solution.

Provider Channel. In February 2000, the Company entered into a three-year agreement with WebMD, Inc., (“WebMD”), the first end-to-end Internet health care company connecting physicians and consumers to the entire health care industry. The Company is using WebMD’s Internet services to manage the electronic submission and processing of eligibility determination, referrals and authorizations, claims submission, claim status, and reporting. The Company is continuing to roll out this service in its St Louis, Missouri, Central & Southern Illinois markets and has begun rolling out the WebMD services in its Central and Western Pennsylvania markets, to be followed by its other markets. It is expected that this relationship will significantly improve service to our members.

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

Member/Employer Channel. In July 2000, the Company entered into a three-year agreement with US Internetworking (“USi”) for web site design through implementation and hosting services. The USi project will replace all of the Company’s current corporate and health plan web sites with professionally designed “customer centric” web sites, easily navigated by members, employers, physicians and brokers for rich health plan and health care information and on-line customer service transaction functionality. Members and employers will have the ability to access their own health care information, including: benefit inquiry; claim or authorization inquiry; ID cards/other materials request; eligibility inquiry; and change primary care physician request, through the use of a secure ID and password. The site will link to Coventry’s Provider Channel: WebMD, and Coventry’s Broker Channel: Workscape. Additionally, the Company has expanded their relationship with WebMD to provide health care and medical information through a co-branding arrangement with the WebMD Consumer Portal. The new sites begin rolling out in November of 2000 and will continue rolling out into early 2001. In March 2000, the Company announced a one-year agreement with GeoAccess to implement GeoAccess’ online health care directory technology. This technology makes information about health plan providers available to members. The online directories are currently live on the majority of the Company’s health plan web sites.

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

     The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. At September 30, 2000, the fair value of the Company’s investments was $449.4 million. Securities at September 30, 2000 mature according to their contractual terms, as follows (actual maturities may differ because of call or prepayment rights):

                                               Amortized         Fair
                                                  Cost           Value
                                                    (in thousands)
                                              ----------------------------
Maturities:
    Within 1 year                                $ 155,954      $ 155,915
    1 to 5 years                                   232,851        233,004
    6 to 10 years                                   54,661         53,771
    Over 10 years                                    6,618          6,717
    Other securities without stated maturity             -              -
                                              -------------   ------------

Total short-term and long-term securities        $ 450,084      $ 449,407
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

     Based on the Company’s debt securities portfolio and interest rates at September 30, 2000, a 100 basis point increase in interest rates would result in a decrease of $14.8 million, or 3.3%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material, adverse effect on the financial position or results of operations of the Company.

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

     As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and updated in its Form 10-Q for the quarters ended March 31 and June 30, 2000, the Company has been in dispute with Unity Health Network (“Unity”) and with BJC Health System (“BJC”). In the second quarter of 2000, the Company instituted arbitration proceedings against Unity for deficits in the risk fund pools for 1999. On October 10, 2000, the parties entered into a settlement agreement pursuant to which Unity will pay the Company’s subsidiary, Group Health Plan (“GHP”), approximately $7.4 million to fund the risk pool deficits. The settlement will have an immaterial impact on the Company’s 2001 financial results.

     With respect to the dispute with BJC, on October 12, 2000 the parties settled the arbitration and all related matters by mutual agreement. As part of the settlement, BJC will receive approximately $4.0 million from the Company’s subsidiaries GHP and HealthCare USA (“HCUSA”), an amount for which the Company had previously reserved. Effective January 1, 2001, the current global capitation contract between GHP and BJC covering approximately 63,000 members will terminate and be replaced by a new 2-year fee-for-service provider contracts with BJC and Washington University Physician Network (“WUPN”). Also, effective January 1, 2001, the current global capitation contract between HCUSA and BJC covering approximately 27,000 members will terminate and be replaced by a new 2-year fee-for-service provider contract with BJC, and a 1-year provider agreement with WUPN. As the Company has for some time anticipated a restructuring of these provider contracts, and priced its products based upon underlying costs, the new contracts are expected to have an immaterial impact on the Company’s 2001 financial results.

ITEMS 2, 3, 4 and 5:  Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

(a)   Exhibit
      No.       Description of Exhibit
      ------------------------------------------------------------------------------

      4.1   Shareholders' Agreement dated as of May 5, 2000, by and among
            Coventry Heath Care, Inc., a Delaware corporation, Warburg, Pincus
            Ventures, L.P., a Delaware limited partnership, Warburg, Pincus
            Netherlands Equity Partners II, C.V., a Netherlands limited partnership, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands
            limited partnership.
      27    Financial data schedule (for SEC use only)

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30,
            2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COVENTRY HEALTH CARE, INC
                              ------------------------------------------------
                                               (Registrant)

   Date: November 10, 2000                 By: /s/ Allen F. Wise
                              ------------------------------------------------
                                               Allen F. Wise
                              President, Chief Executive Officer and Director

   Date: November 10, 2000                 By: /s/ Dale B. Wolf
                              ------------------------------------------------
                                               Dale B. Wolf
                              Executive Vice President, Chief Financial Officer,
                                               and Treasurer

Links

PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    Overview
    Results of Operations
    Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2, 3, 4 and 5 Not Applicable
  Item 6. Exhibits and Reports on Form 8-K
Signatures

Exhibit Listing

(a)   Exhibit
      No.       Description of Exhibit
      ------------------------------------------------------------------------------

      4.1   Shareholders' Agreement dated as of May 5, 2000, by and among
            Coventry Heath Care, Inc., a Delaware corporation, Warburg, Pincus
            Ventures, L.P., a Delaware limited partnership, Warburg, Pincus
            Netherlands Equity Partners II, C.V., a Netherlands limited partnership, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands
            limited partnership.
      27    Financial data schedule (for SEC use only)