Form 10-K
period 2000-12-31
COVENTRY HEALTH CARE INC
filed 2001-03-29
CIK 1054833

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000

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
Common Stock, $.01 par value
Common Stock purchase rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of February 28, 2001 (computed by reference to the closing sales price of such stock on the Nasdaq® stock market on such date) was $1,200,985,700.25.

     As of February 28, 2001, there were 65,359,766 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant’s Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in items 10 through 13 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

     The statements contained in this Form 10-K that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect the Company’s business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, regulatory restrictions, issues relating to marketing of products or accreditation or certification of the products by private or governmental bodies, difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

Item 1: Business

General

     Coventry Health Care, Inc. (together with its subsidiaries, “the Company”, “Coventry”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans, and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) products, and Medicare and Medicaid products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     As of December 31, 2000, in continuing operations, the Company had 1,436,618 members for whom it assumes underwriting risk (“risk members”) and 276,416 members of self-insured employers for whom it provides management services but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of December 31, 2000 and 1999 and the percentage change in membership between these dates. The December 31, 2000 membership figures for continuing operations reflect the Company’s acquisitions of PrimeONE, Maxicare Louisiana, WellPath Community Health Plans, and Prudential’s St. Louis, Missouri Medicaid membership, all of which occurred in 2000.

	December 31,		Percent
	2000	1999	Change

Risk membership in continuing operations:
Carolinas	132,004	48,205	173.8%
Delaware	83,441	56,700	47.2%
Georgia	34,585	27,485	25.8%
Iowa	72,310	76,205	(5.1%)
Kansas City	85,934	66,753	28.7%
Louisiana	59,903	37,837	58.3%
Nebraska	33,048	26,927	22.7%
Pennsylvania	390,565	376,416	3.8%
Richmond	58,688	53,333	10.0%
St. Louis	345,300	314,298	9.9%
West Virginia	97,381	78,968	23.3%
Wichita	43,459	39,177	10.9%

Total risk membership	1,436,618	1,202,304	19.5%
Total non-risk membership	276,416	237,635	16.3%

Total membership in continuing operations	1,713,034	1,439,939	19.0%
Total membership in non-continuing operations:
Indiana	--	23,434	(100.0%)

Total membership	1,713,034	1,463,373	17.1%

	December 31,		Percent
	2000	1999	Change

Risk membership in continuing operations:
Commercial	1,170,239	987,181	18.5%
Governmental programs	266,379	215,123	23.8%

Total risk membership in continuing operations	1,436,618	1,202,304	19.5%
Total non-risk membership	276,416	237,635	16.3%

Total membership in continuing operations:	1,713,034	1,439,939	19.0%
Total membership in non-continuing operations:
Indiana	--	23,434	(100.0%)

Total membership	1,713,034	1,463,373	17.1%

Products

     Commercial

Health Maintenance Organizations

     The Company’s HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, and ancillary diagnostic and therapeutic services. In general, a fixed monthly enrollment fee covers all HMO services although some benefit plans require copayments or deductibles in addition to the basic enrollment fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies.

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

     Governmental Programs

Medicare

     Under the Company’s Medicare and Medicare+Choice contracts, the Company receives a county-specific fixed premium per member per month from the U.S. Health Care Financing Administration (“HCFA”), which reflects certain county-specific demographics of the Medicare population of each region. However, since no out-of-pocket costs are borne by members, these products also carry the risk of higher utilization and related medical costs than commercial products and the possibility of regulatory or legislative changes that may reduce premiums or increase mandated benefits in the future. The Company is also subject to increased government regulation and reporting requirements related to these products.

     Under the Company’s Medicare+Choice contract, of the total monthly premium, ten percent is based on individually determined health risk adjusters based on previous hospitalization. In addition, HCFA may audit the cost reports of the cost contracts and the Health Care Prepayment Plans (“HCPP”) that have been closed and, as a result, the company may be at risk for less than full reimbursement.

     In late 1995, the Company introduced a Medicare product, for which the Company assumes risk, under the name “Advantra”, in the St. Louis market. In 1996, the Company began marketing this product in its western and central Pennsylvania markets. The Company introduced a Medicare product in Kansas City and Delaware effective July 1, 1999 and January 1, 2000, respectively. Effective January 1, 2000, the Company exited three counties in central Pennsylvania, representing less than 900 members, because the reimbursement rates were not adequate.

     Effective December 31, 2000, the Company closed its Iowa Medicare Cost contract and withdrew from the market in Iowa. The Company reduced the Medicare service area in St. Louis by five counties affecting 1,800 members, in central Pennsylvania by six counties affecting 3,500 members and obtained a capacity waiver for the remaining county. In the remaining markets the Company increased premiums and segmented markets due to inadequate federal reimbursement.

Medicaid

     The Company offers health care coverage to Medicaid recipients in St. Louis and central Missouri; Richmond, Virginia; Delaware; North Carolina; West Virginia and Iowa. Medicaid recipients in the St. Louis, central Missouri, North Carolina, Delaware and Richmond, Virginia markets are generally required to choose a managed care provider. In West Virginia and Iowa, enrollment with a Medicaid managed care provider is voluntary. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, and eligibility category of the recipients enrolled in the Company’s plans.

     Management Services

     The Company’s health plans offer management services to large employers who self-insure their employee health benefits. Under related contracts, employers who fund their own health plans receive the benefit of provider pricing arrangements from the Company. The Company also provides a variety of administrative services such as claims processing, utilization review and quality assurance for the employers. The Company receives an administrative fee for these services but does not assume the healthcare cost underwriting risk. Certain of the Company’s management services contracts include performance and utilization management standards that affect the fees received for these services. As a result of the acquisition of certain Principal Health Care, Inc. (“PHC”) health plans from Principal Life, the Company recognized revenue under a Marketing Services Agreement, Management Services Agreement and PPO Access Agreement with Principal Life through December 1999. The Company also offers a PPO product to other third-party payors under which the Company provides rental of and access to the Company’s PPO network, claims repricing and utilization review. The Company does not accept underwriting risk for this product and the non-risk membership in the tables above does not reflect membership attributable to this product.

Delivery Systems

     The Company’s health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers, rather than providing reimbursement to the member for the charges of such providers. Because the health plans receive the same amount of revenue from their members regardless of the cost of healthcare services provided, they must manage both the utilization of services and the unit cost of the services.

     All of the Company’s health plans currently offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of the Company’s health plans.

     Some of the Company’s health plans have entered into global capitation agreements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Global capitation agreements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements. From 1998 to 2000, the Company had two significant global capitation agreements: Allegheny Health, Education and Research Foundation (“AHERF”) and Barnes Jewish Christian Health System (“BJC”). The Company ceased to operate under the global capitation agreement with AHERF in 1998 and with BJC in 2000. For more information concerning AHERF, refer to Note D of the notes to the consolidated financial statements.

Health Care Provider Compensation

     Most contracting primary care and specialist physicians are compensated under a discounted fee-for-service arrangement; a small minority is contracted under capitation arrangements. In the latter arrangement, some physicians may also receive additional compensation from risk-sharing and other incentive arrangements. The majority of the Company’s contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service or a per case basis. The Company pays ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates. The Company no longer has significant membership covered by global capitation arrangements.

Quality Assurance

     The Company has established systems to monitor the availability, appropriateness and effectiveness of the patient care it provides. Monitoring the quantity of physicians and support personnel needed for the number of enrollees served assists in determining and maintaining the availability of care at appropriate levels. Utilization data, collected and disseminated in the context of controlling costs, serves as a valuable indicator of over or under utilization of services, and helps the Company’s health plans provide appropriate care for their members.

     The Company’s health plans also have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. Studies are regularly conducted to discover possible adverse medical outcomes for both quality and risk management purposes. Appointment availability, member waiting times and environments are monitored. A member services department is responsible for monitoring and maintaining member satisfaction, and the Company’s health plans continually conduct membership surveys of both existing and former members concerning services furnished and suggestions for improvement.

Utilization Management and Review

     Each of the Company’s health plans either employs physicians or contracts with physicians as Medical Directors who oversee the delivery of medical services. The Medical Directors supervise Medical Managers who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines. Medical Managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress, and perform quality assurance and utilization functions.

     Medical Directors also monitor the utilization of diagnostic services and encourage use of outpatient surgery and testing where appropriate. Data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and presented to the health plan’s physicians. These results are monitored by the Medical Directors in an attempt to ensure the use of cost-effective, medically appropriate services.

Marketing

     The Company’s commercial health plans are marketed primarily to employer groups as alternatives to conventional fee-for-service health care and indemnity health insurance programs. Employers generally pay all or part of their employees’ health care premiums, and many continue to offer their employees a conventional insurance plan even if one or more of the Company’s products are offered.

     Commercial marketing is generally a two-step process in which presentations are made first to employers and then directly to employees. Once selected by an employer, the Company solicits members from the employee base directly. During periodic “open enrollments,” in which employees are permitted to change health care programs, the Company may use direct mail, worksheet presentations, and radio and television advertisements to contact prospective members. The Company also markets through independent insurance brokers, agents, and employee benefits consultants. Virtually all of the Company’s employer group contracts are renewable annually, and enrollment is continuously affected by employee turnover within employer groups.

     The Company’s Medicaid products are marketed directly to individuals while its Medicare products are marketed to both individuals and employer group retirees. Individual marketing to Medicare beneficiaries is conducted through use of a direct sales force and advertising efforts that include television, radio, newspaper, billboards, and direct mail. The Company also markets Medicare products through independent insurance brokers and agents. The Company’s Medicaid and Medicare contracts are renewable annually. Medicare enrollees may disenroll monthly. Medicaid enrollees may disenroll, depending on the jurisdiction, either monthly or annually.

     Each of the Company’s health plans employs a full-time sales and marketing staff. Some individuals are responsible for selling to new employers while others are responsible for servicing existing customers. The marketing staff uses advertising and promotional material prepared internally and/or by advertising firms.

     The Company received 27.3% of its consolidated revenues in 2000 from its Medicaid and Medicare programs throughout its various markets. For the year ended December 31, 2000, HealthCare USA of Missouri, L.L.C. (“HCUSA”), a subsidiary, received approximately $161.8 million or 100% of its revenues from the State of Missouri for Medicaid members. Also, the Company’s health plan in Wichita received approximately $43.1 million, or 59.9% of its revenues from one employer group.

Competition

     The Company’s health plans operate in highly competitive environments and compete with other HMOs, PPOs, indemnity insurance carriers and physician-hospital organizations. While competitive pressures in 1998 had an adverse affect on premiums from the Company’s commercial products, the environment has generally improved in 1999 and 2000, allowing the Company to implement average rate increases of 8% to 15% in 1999 and 2000 on commercial business. In some cases, employer groups have moved from the traditional commercial HMO plans toward the lower premium flexible provider products. To meet this demand, the Company has introduced “Direct Access” versions of many of its benefit plans. While not available in all the health plans, “Direct Access” allows members to seek care directly from many providers without an authorization. There are specific services, however, which still require authorization. “Direct Access” has become increasingly popular with employers, brokers, and providers and may also be offered by the company’s competitors.

     The Company believes that the principal factors influencing an employer group’s decision to choose among health care options are the price of the benefit plans offered, locations of the health care providers, reputation for quality care, financial stability, comprehensiveness of coverage, diversity of product offerings, and improved access to care.

     The Company also competes with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts with hospitals and other providers of services to the Company’s health plans.

Government Regulation

     The Company’s HMOs are required to file periodic reports with, and are subject to periodic review by, state and federal authorities that regulate them. The HMOs are required by state law to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends under certain circumstances. They are also required to provide their members with certain mandated benefits. The HMOs are required to have quality assurance and education programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making.

     Pursuant to a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandate, the Department of Health and Human Services (“HHS”) released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, effective April 14, 2003. The primary purposes of the final rule are (1) to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and (2) to improve the efficiency and effectiveness of health care delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations and individuals. Health plans, providers and health care clearinghouses have until February 26, 2003 to come into compliance with the final rule. The Company has instituted a process to assure that it will be in compliance with the final rule by that date.

     HHS also released its final rule for electronic data standards on August 17, 2000, effective October 17, 2000. This rule establishes the standard data content and format for submitting electronic claims and other administrative health transactions. Health plans, providers and health care clearinghouses have two years from the effective date to comply with the standards. The Company has instituted a process to assure that it will be in compliance with the final rule by that date.

     The U.S. Department of Labor’s (“DOL”) Pension and Welfare Benefits Administration, the Internal Revenue Service and HHS issued two regulations on January 5, 2001 providing guidance on HIPAA nondiscrimination provisions as they relate to health factors and wellness programs. HIPAA’s nondiscrimination provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor.

     On November 21, 2000, DOL issued in final form a rule relating to benefit claims and appeal procedures for the Employee Retirement Income Security Act of 1974 (“ERISA”) plans, disability plans and other employee benefit plans. It shortens the time allowed for health and disability plans to respond to claims and appeals, establishes new requirements for plan responses to appeals and expands required disclosures to participants and beneficiaries. The rule applies to claims filed on or after January 1, 2002.

     DOL also published a final regulation on November 21, 2000 regarding summary plan descriptions (“SPDs”). The regulation applies to ERISA benefit plans and health plans that provide coverage to ERISA benefit plans. The regulation expands the amount of information required to be included in SPDs and requires that certain information be available to participants and beneficiaries upon request, free of charge. The final regulation will be effective on the first day of the second plan year beginning on or after January 22, 2001.

     All of the Company’s HMOs that contract with HCFA to provide services to Medicare beneficiaries pursuant to a Medicare+Choice contract are subject to federal laws and regulations. These HMOs may also be subject to state laws governing Medicare contracting. HCFA has the right to audit any health plan operating under a Medicare+Choice contract to determine the plan’s compliance with the requirements established by peer review organizations (“PROs”), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare beneficiaries and under contract with certain states to monitor the quality of health care received by Medicaid patients. In addition, cost reimbursement reports are required with respect to Medicare cost contracts and are subject to audit and revision.

     As a result of the Medicare+Choice and Medicaid products offered by the Company, the Company is subject to regulatory and legislative changes in those two government programs. The Balanced Budget Refinement Act of 1999 (“BBRA”) was enacted into law on November 29, 1999. This law modified the Balanced Budget Act of 1997, which had made substantial revisions to the Medicare and Medicaid programs. Specifically, the BBRA revised the Medicare+Choice Program’s enrollment rules and risk adjustment methodology. Additionally, the BBRA offers limited incentives to health plans to participate in Medicare+Choice plans in areas which currently do not have Medicare+Choice plans. The BBRA also allows Medicare+Choice plans greater flexibility in structuring benefit packages for enrollees in the same service area. At this time, the management of the Company does not believe that the BBRA will have a material effect on the Company and its operations.

     The United States Congress enacted the Benefits Improvement and Protection Act of 2000 (“BIPA”) in December 2000. BIPA increases Medicare and Medicaid provider payments and enhances the benefit package for Medicare beneficiaries. The increased payment amounts are effective March 1, 2001. These amounts may only be used by Medicare+Choice plans to increase funds to reduce beneficiary premiums or copayments, enhance benefits, stabilize or widen the network of health care providers available to beneficiaries, or reserve funds to help offset the premium increases or reduced benefits in the future. At this time, the management of the Company does not believe that BIPA will have a material effect on the Company and its operations.

     All of the Company’s HMOs that contract with states to provide services to Medicaid recipients are subject to state and federal laws and regulations. HCFA and the appropriate state regulatory agency have the right to audit any health plan operating under a Medicaid managed care contract to determine the plan’s compliance with state and federal law. In some instances, states engage PROs to perform quality assurance and utilization review oversight of Medicaid managed care plans. The Company’s HMOs are required to abide by the PRO standards.

     HCFA issued a final Medicaid managed care rule on January 19, 2001. The final rule includes strengthened beneficiary protections and new provisions designed to protect the rights of participants in the Medicaid program. Specifically, the final rule requires states to assure continuous access to care for beneficiaries with ongoing health care needs who transfer from one health plan to another. The new rule also requires states and plans to identify enrollees with special health care needs and to assess the quality and appropriateness of their care.

     The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program including, but not limited to, Medicare, Medicaid and Civilian Health and Medical Program of the Uniformed Services (“CHAMPUS”) programs. The law and the related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement. In 1996, as part of HIPAA, Congress adopted a statutory exception for certain risk-sharing arrangements which was interpreted by the Office of the Inspector General (“OIG”) as an interim final rule. The OIG has published two safe harbors addressing shared-risk arrangements. The Company believes that its risk agreements satisfy the requirements of these safe harbors.

     In addition, the OIG has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the federal anti-kickback statute. The Company believes that the incentives offered by its HMOs to Medicare and Medicaid beneficiaries and the discounts its plans receive from contracting health care providers should satisfy the requirements of the safe harbor regulations. However, failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the safe harbor regulations provide that the arrangement must be analyzed on the basis of its specific facts and circumstances. The Company believes that its arrangements do not violate the federal or similar state anti-kickback laws.

     The Company contracts with the United States Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employees Health Benefits Program (“FEHBP”). These contracts with OPM and applicable government regulations establish premium rating requirements for the FEHBP. OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under OPM contracts are established in compliance with the community rating and other requirements under FEHBP. Such audits could result in material adjustments.

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. Some proposals, if enacted, could, among other things, limit Coventry’s ability to control medical costs, increase Coventry’s exposure to liability to members for coverage denials or delays, require certain coverage and impose other requirements on managed care companies. Although the provisions of legislation that may be adopted at the state level cannot be accurately and completely predicted at this time, Coventry’s management believes that the ultimate outcome of currently proposed legislation and state legislation enacted to date should not have a material effect on its operations. On the federal level, Coventry expects that some form of managed health care reform may be enacted. At this time, it is unclear when such legislation might be enacted as well as the content of any new provisions. Coventry’s management believes that the ultimate outcome of such federal legislation should not have a material adverse effect on its operations.

Risk Management

     The Company maintains general liability and professional liability (Managed Care Errors and Omissions) as well as medical excess “stop loss” insurance coverage in amounts the Company believes to be adequate. Contracting physicians are also required to maintain professional liability coverage. No assurance can be given as to the future availability or costs of such insurance or that the liability will not exceed the limit of the insurance coverage.

Employees

     At March 9, 2001, the Company employed approximately 3,150 persons, none of whom are covered by a collective bargaining agreement.

Trademarks

     The Company has the right in perpetuity to use the federally registered name “HealthAmerica” in Illinois, Missouri, Pennsylvania and West Virginia. The Company has federal and/or state registered service marks for “HealthAssurance,” “GHP Access,” “Healthcare USA,” “Doc Bear,” “Carelink,” “Carelink health plans,” “CarePlus,” “Coventry,” “Advantra,” “SouthCare,” “SouthCare Medical Alliance,” “CareNet,” “WellPath Select,” “WellPath 65,” “Partners in Pregnancy” and “WellPath Community Health Plans.” The Company has pending applications for federal registration of the service marks “HealthAssurance FLEX,” “Coventry Healthy Choices Program” and for a torch logo design. Effective December 31, 1999, the Company ceased using the names “Principal Health Care,” “The Principal,” “The Principal Financial Group,” “Principal Health Care 65,” and “PrinChoice,” pursuant to an agreement entered into with Principal Life on May 19, 1999.

Item 2: Properties

     As of December 31, 2000, the Company leased approximately 83,000 square feet of space for its corporate office in Bethesda, Maryland, of which approximately 38% is subleased. The Company also leased approximately 558,000 aggregate square feet for office space, subsidiary operations, and customer service centers in the various markets where the Company’s health plans operate. The Company’s leases expire at various dates from 2001 through 2009. The Company also owns a building in Richmond, Virginia with approximately 45,000 square feet, which is used for administrative services related to its health plan in that market, of which approximately 46% is leased to others. The Company believes that its facilities are adequate for its operations.

Item 3: Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), and the Employee Retirement Income Security Act of 1974 (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company’s operations.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2000.

PART II

Item 5: Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The Company’s common stock is traded on the National Market of the Nasdaq® stock market under the symbol “CVTY.” The following table sets forth the quarterly range of high and low closing sales prices of the common stock on Nasdaq® during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily present actual transactions:

	2000		1999

	HIGH	LOW	HIGH	LOW

First Quarter	$ 9.06	$ 6.94	$ 11.38	$ 7.50
Second Quarter	14.63	8.56	14.88	7.13
Third Quarter	17.63	12.75	11.50	9.50
Fourth Quarter	29.19	15.00	7.94	5.13

     On March 12, 2001, the Company had approximately 645 shareholders of record, not including beneficial owners of shares held in nominee name. On March 12, 2001, the Company’s closing price was $16.88.

Dividends

     The Company has not paid any cash dividends on its common stock and expects for the foreseeable future to retain all of its earnings to finance the development of its business. The Company’s ability to pay dividends is also restricted by insurance regulations applicable to its subsidiaries. Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 6: Selected Consolidated Financial Data
     (in thousands, except per share data)

Operations Statement Data (1)	December 31,

	2000	1999	1998	1997	1996

Operating revenues	$ 2,604,910	$ 2,162,372	$ 2,110,383	$ 1,228,351	$ 1,057,129
Operating earnings (loss)	62,515	47,855	(36,195)	5,739	(91,346)
Net earnings (loss)	61,340	43,435	(11,741)	11,903	(61,287)
Net earnings (loss) per share - basic (2)	1.03	0.74	(0.22)	0.36	(1.87)
Net earnings (loss) per share - diluted (2)	0.93	0.69	(0.22)	0.35	(1.87)
Weighted average common shares outstanding - basic (2)	59,521	59,025	52,477	33,210	32,818
Weighted average common shares outstanding - diluted (2)	65,757	64,159	52,477	33,912	32,818

Balance Sheet Data (1)	December 31,

	2000	1999	1998	1997	1996

Cash and investments	$ 752,450	$ 614,603	$ 614,583	$ 240,091	$ 168,423
Total assets	1,239,036	1,081,583	1,091,228	487,182	448,945
Long-term obligations and notes payable
(including current maturities)	6,443	10,445	88,737	109,268	102,985
Redeemable convertible preferred stock	--	47,095	--	--	--
Stockholder's equity and partners' capital (3)	600,430	480,385	436,539	117,818	100,427

(1)	Balance Sheet Data for 1998 reflect the acquisition of the Principal Life Insurance Company health plans as of December 31, 1998 and Operations Statement Data for 1998 include the results of operations of the acquired PHC health plans beginning April 1, 1998, the date of acquisition.
(2)	Restated to comply with SFAS 128, “Earnings Per Share.”
(3)	Predecessor company of a wholly owned subsidiary of the Company was an S Corporation.

Supplementary Financial Information

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2000 and 1999:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000 (1)

Operating revenues	$ 617,410	$ 621,194	$ 647,617	$ 718,689
Operating earnings	11,150	12,772	14,927	23,666
Net earnings	11,742	13,254	15,406	20,938
Net earnings per share - basic	0.20	0.23	0.26	0.34
Net earnings per share - diluted	0.18	0.21	0.23	0.31
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999 (1)(2)

Operating revenues	$ 527,848	$ 531,831	$ 529,889	$ 572,804
Operating earnings	8,683	9,626	11,391	18,155
Net earnings	8,293	9,157	10,970	15,015
Net earnings per share - basic	0.14	0.16	0.19	0.25
Net earnings per share - diluted	0.14	0.15	0.17	0.24

(1)	In October 1999, the Company reached a settlement with AHERF. As a result of the settlement, the Company released $6.3 million of its AHERF reserve that was reflected as a gain in the fourth quarter of 1999. The Company also recorded a gain in the fourth quarter of 2000, which included a $4.1 million settlement from AHERF’s bankruptcy proceedings and a $4.3 million release of the Company’s AHERF reserve.
(2)	The Company closed its subsidiary, Coventry Health Care of Indiana, Inc., at the end of the fourth quarter of 2000. As a result of the cost associated with exiting the Indiana market, the Company recorded a reserve for $2.0 million in the fourth quarter of 1999.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

Results of Operations

     The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the results of the Company’s operations for each of the three years in the period ended December 31, 2000.

	2000			1999			1998

		Percent of	Percent		Percent of	Percent		Percent of
		Operating	Increase		Operating	Increase		Operating
	Amount	Revenue	(Decrease)	Amount	Revenue	(Decrease)	Amount	Revenue

Operating revenues:
Managed care premiums	$2,556,953	98.2%	22.8%	$2,082,075	96.3%	2.4%	$2,033,372	96.4%
Management services	47,957	1.8%	(40.3%)	80,297	3.7%	4.3%	77,011	3.6%

Total operating revenues	2,604,910	100.0%	20.5%	2,162,372	100.0%	2.5%	2,110,383	100.0%

Operating expenses:
Medical expense (1)	2,192,899	84.2%	22.3%	1,792,652	82.9%	1.4%	1,767,374	83.7%
Selling, general and administrative	330,899	12.7%	11.1%	297,922	13.8%	2.1%	291,919	13.8%
Depreciation and amortization	27,026	1.0%	(4.2%)	28,205	1.3%	9.4%	25,793	1.2%
Plan shutdown expense	--	--	--	2,020	0.1%	--	--	--
AHERF charge	(8,429)	(0.3%)	34.2%	(6,282)	(0.3%)	(111.4%)	55,000	2.6%
Merger costs	--	--	--	--	--	--	6,492	0.3%

Total operating expenses	2,542,395	97.6%	20.2%	2,114,517	97.8%	(1.5%)	2,146,578	101.7%

Operating earnings (loss)	62,515	2.4%	30.6%	47,855	2.2%	232.2%	(36,195)	(1.7%)
Other income, net	39,553	1.5%	32.3%	29,906	1.4%	9.7%	27,251	1.3%
Interest expense	--	--	--	(1,761)	(0.1%)	(79.4%)	(8,566)	(0.4%)

Earnings (loss) before income taxes	102,068	3.9%	34.3%	76,000	3.5%	(534.0%)	(17,510)	(0.8%)
Provision for (benefit from) income taxes	40,728			32,565			(5,769)

Net earnings (loss)	61,340			43,435			(11,741)

Membership at December 31:
Commercial	1,170,239			1,010,282			1,000,699
Governmental Programs	266,379			215,123			166,342
Non-Risk	276,416			237,968			218,273

Total	1,713,034			1,463,373			1,385,314

(1)	The medical loss ratio (medical expense as a percentage of managed care premiums) was 85.8%, 86.1%, and 86.9% in 2000, 1999 and 1998, respectively.

General Overview

     Coventry Health Care, Inc. (together with its subsidiaries, “the Company”, “Coventry”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, Southern Health, and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”), and Medicare Risk and Medicaid products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     The Company’s commercial managed care premium revenues during the three years ended December 31, 2000 were comprised of premiums from its commercial HMO products and flexible provider products, including PPO and POS products for which the Company assumes full underwriting risk. Premiums for such commercial PPO and POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and copayments that are required from the PPO and POS members. Premium rates for commercial HMO products are reviewed by various state agencies based on rate filings. While the Company has not had such filings modified, no assurance can be given that approvals for rate submissions will continue.

     The public sector managed care premium revenues consist of premiums from the Company’s Medicare and Medicaid products. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. Premium rates for the Medicaid and Medicare products are established by governmental regulatory agencies and may be reduced by regulatory action.

     During the three years ended December 31, 2000, the Company experienced substantial growth in operating revenues due primarily to membership increases. Much of the growth was in 1998 and was attributable to the acquisition of the Principal Health Care, Inc. (“PHC”) health plans effective April 1, 1998. Additional membership growth was achieved through marketing efforts, acquisitions, geographic expansion and increased product offerings. One such product offering is the expansion of the Company’s PPO risk product to all of its health plans in 2000.

     The Company’s management services revenues result from operations in which the Company’s health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected HMO coverage. The Company receives an administrative fee for these services, but does not assume underwriting risk. In addition, the Company offers a PPO product to other third party payors, under which it provides rental of and access to the Company’s PPO network, claims repricing and utilization review, and does not assume underwriting risk. A significant portion of the Company’s management services revenue in 1999 and 1998 was a result of the acquisition of certain PHC health plans from Principal Life Insurance Company (“Principal Life”). The Company recognized revenue under a Marketing Services Agreement, Management Services Agreement and PPO Access Agreement with Principal Life. These agreements have either expired or have been terminated as of December 31, 1999.

     As of December 31, 2000, Coventry had 1,436,618 members for whom it assumes underwriting risk (“risk members”) and 276,416 members of self-insured employers for whom it provides management services but does not assume underwriting risk (“non-risk members”) in continuing operations. The following tables show the total number of members in continuing operations as of December 31, 2000, 1999 and 1998.

	Commercial Risk		Governmental Risk

2000	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Carolinas	91,871	32,761	2,890	4,482	38,702	170,706
Delaware	30,180	11,086	21	42,154	60,689	144,130
Georgia	16,122	18,463	--	--	12,189	46,774
Iowa	66,876	3,288	--	2,146	12,524	84,834
Kansas City	58,192	22,473	5,269	--	--	85,934
Louisiana	27,319	31,788	796	--	--	59,903
Nebraska	19,864	13,184	--	--	3,665	36,713
Pennsylvania	159,215	207,457	23,893	--	112,056	502,621
Richmond	37,090	10,341	--	11,257	--	58,688
St. Louis	122,045	67,130	36,726	119,399	23,384	368,684
West Virginia	63,239	16,796	2,372	14,974	12,908	110,289
Wichita	14,034	29,425	--	--	299	43,758

Total	706,047	464,192	71,967	194,412	276,416	1,713,034

	Commercial Risk		Governmental Risk

1999	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Carolinas	43,989	--	--	4,216	--	48,205
Delaware	35,529	139	--	21,032	59,978	116,678
Georgia	27,485	--	--	--	--	27,485
Iowa	73,901	--	686	1,618	12,145	88,350
Kansas City	64,893	45	1,815	--	1,844	68,597
Louisiana	37,837	--	--	--	57	37,894
Nebraska	26,927	--	--	--	3,651	30,578
Pennsylvania	172,221	181,371	22,824	--	102,808	479,224
Richmond	37,650	7,268	--	8,415	14,345	67,678
St. Louis	104,773	69,748	42,317	97,460	28,872	343,170
West Virginia	44,937	19,291	990	13,750	13,636	92,604
Wichita	39,177	--	--	--	299	39,476

Total	709,319	277,862	68,632	146,491	237,635	1,439,939

	Commercial Risk		Governmental Risk

1998	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Carolinas	21,575	--	--	--	--	21,575
Delaware	37,500	--	--	16,829	58,062	112,391
Georgia	20,273	--	--	--	748	21,021
Iowa	77,912	--	--	1,394	10,778	90,084
Kansas City	51,993	--	--	--	5,526	57,519
Louisiana	39,730	--	--	--	161	39,891
Nebraska	34,598	--	--	--	720	35,318
Pennsylvania	200,688	175,919	25,571	--	88,785	490,963
Richmond	51,980	264	--	3,015	14,812	70,071
St. Louis	138,031	62,615	38,028	81,505	23,029	343,208
West Virginia	6,379	18,620	--	--	14,503	39,502
Wichita	35,342	--	--	--	399	35,741

Total	716,001	257,418	63,599	102,743	217,523	1,357,284

     For January 2001, the Company added about 12,100 members to December 2000 results. Commercial risk membership grew by about 17,300 members primarily due to the acquisition of Health Partners of the Midwest’s (“Health Partners”) commercial membership, in our St. Louis market, offset by the loss of one large group. Medicare membership decreased by about 19,100, due to the loss of membership resulting from a change in benefits. Medicaid membership increased by about 3,600 members mainly due to normal growth in the HealthCare USA plan. The remaining 10,250 member increase was a result of modest growth in non-risk membership due to the Health Partners acquisition offset by several large group terminations.

     Coventry’s operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported (“IBNR”). Coventry currently believes that the estimates for IBNR liabilities are adequate to satisfy its ultimate medical claims liability after all medical claims have been reported. In determining the Company’s IBNR liabilities, Coventry employs plan by plan standard actuarial reserve methods (specific to the plan’s membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the timing of provider reimbursements. Reserve estimates are reviewed by underwriting, finance and accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. Coventry continually monitors and reviews its IBNR reserves, and as actual settlements are made or accruals adjusted, reflects these differences in current operations.

PHC Acquisitions and Dispositions

     Effective April 1, 1998, Coventry completed its acquisition of certain health plans of PHC from Principal Mutual Life Insurance Company, now known as Principal Life, for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in Coventry’s consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of Coventry’s common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million (“the Warrant”) was issued that grants Principal Life the right to acquire additional shares of Coventry’s common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of Coventry’s common stock to increase its ownership percentage above 40%. As of December 31, 2000, Principal Life had exercised a portion of the Warrant to purchase 59,783 shares of the Company’s common stock.

     Coincident with the closing of the transaction, Coventry entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, to manage certain of Principal Life’s indemnity health insurance policies in the markets where Coventry does business and, on December 31, 1999, to offer to renew such policies in force at that time. Effective June 1, 1999, Coventry amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life’s health insurance indemnity business located in Coventry’s service area. Coventry received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in a gain of $0.1 million.

     At the closing, Coventry also entered into a License Agreement, which was amended effective June 1, 1999, a Marketing Services Agreement and a Management Services Agreement with Principal Life. All three agreements expired on December 31, 1999. Pursuant to the latter two agreements, Coventry recognized revenue of approximately $25.5 million and $23.0 million for the years ended December 31, 1999 and 1998, respectively. Coventry no longer receives revenue under these agreements. In anticipation of the loss of these fees, Coventry commenced reducing selling, general and administrative (“SG&A”) costs through cost savings from service center consolidation, headcount reductions and across-the-board reductions in administrative expenses. In addition to SG&A reductions, Coventry plans to increase its gross margin through acquisitions and by implementing rate increases.

     As a result of the acquisition, Coventry assumed an agreement with Principal Life, whereby Principal Life pays a fee for access to Coventry’s PPO network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Effective June 1, 1999, Coventry sold the Illinois portion of the PPO network back to Principal Life. Under this agreement, Coventry recognized revenue of approximately $8.0 million and $12.0 million for the years ended December 31, 1999 and 1998, respectively.

     Effective November 30, 1998, Coventry sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and 2,400 non-risk members as of November 30, 1998.

     On December 31, 1998, Coventry sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and 5,500 non-risk members as of December 31, 1998.

     The proceeds from both sales were used to retire Coventry’s credit facility, to assist in improving the capital position of its regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from Principal Life in April 1998.

     In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, Coventry established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves were primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through December 31, 2000, Coventry has expended the entire $33.0 million related to these reserves.

     In the fourth quarter of 1999, Coventry notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc., formerly Principal Health Care of Indiana, Inc. As of December 31, 2000, the health plan had no remaining members throughout the state. As a result of the cost associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999. Coventry had expended approximately $1.3 million as of December 31, 2000 and closed the plan in the fourth quarter 2000.

     The Indiana health plan did not operate profitably or demonstrate good prospects for future growth. Although closing the plan did not have a substantial effect on consolidated earnings, it did allow Coventry to focus resources and management attention on its other markets. Coventry’s transition plan gave employers and members ample time to obtain health care coverage through one of the many other companies operating in Indiana.

     In the fourth quarter of 1999, the Company’s PHC subsidiaries changed the word Principal in their names to Coventry. All aspects of the health plans’ operations, such as member coverage and access, remain unchanged. After the merger on April 1, 1998, the PHC plans continued to use the Principal brand name under the terms of the License Agreement as amended, between the parties, even though the Plans were no longer subsidiaries of Principal Life.

Other Acquisitions

     Effective October 1, 1999, the Company acquired Carelink Health Plans (“Carelink”), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.0 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years. Carelink is the market leader and has a broad provider network in West Virginia with a service area covering the majority of the state’s population.

     On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina, Inc.‘s (“KFHPNC”) commercial membership, of approximately 31,000, in Charlotte, North Carolina. The total purchase price was approximately $2.1 million including transaction costs. The transaction more than doubled Coventry’s membership in the Charlotte market.

     Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc., (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.3 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $0.3 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years. This transaction, combined with the Carelink acquisition, solidifies Coventry’s market leadership position in West Virginia.

     On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.‘s (“Prudential”) Medicaid business in St. Louis, Missouri for approximately $100 per member. The final payment for the purchase of the Medicaid business of approximately 9,400 members was made during the third quarter of 2000.

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

     On October 2, 2000, Coventry completed the acquisition of WellPath Community Health Plans (“WellPath”), for a purchase price of $21.2 million including transition costs of $0.5 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of WellPath have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price for WellPath was allocated to the assets, including identifiable intangible assets, and liabilities based on the estimated fair values. The $5.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is being amortized over a useful life of 25 years.

Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), and the Employee Retirement Income Security Act of 1974 (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant effect on the Company’s operations.

Comparison of 2000 to 1999

     Managed care premium revenues increased in 2000 over 1999 as a result of rate increases that occurred throughout both years and as a result of member growth, both organic and through acquisitions. Premium rate increasing by an average of $12.31 over 1999 on a per member per month (“PMPM”) basis, to $163.14 PMPM is the primary reason for the increased revenues. Coventry will continue to be diligent in attempting to obtain adequate premium increases and expects premium rates to increase more than 12.5% for renewals in the first quarter of 2001. The acquisitions that contributed to the increase in premium revenues occurred in the fourth quarter of 1999 and in the first, third, and fourth quarters of 2000. Membership, and thus premium revenues, in the Medicare and Medicaid program continues to grow not only through acquisitions, but also organically. More than half of the increase in Governmental program membership came from growth in existing markets.

     Management services revenue decreased in 2000 from the prior year as a result of the expiration of the PPO Access, Marketing Services and Management Services Agreements with Principal Life. The expiration of these agreements was anticipated and was offset by reduced SG&A expenses as a percentage of revenue, premium rate increases and strategic acquisitions.

     Medical expense increased in 2000 compared to 1999 due almost equally to the additional expenses associated with acquisitions and medical trends. Despite the increase in expense, the medical loss ratio, excluding charges, decreased to 85.8% from 86.1% in 1999 due to medical expenses increasing at a lessor pace than that of premium rates.

     Medical claim liability accruals are continually monitored and reviewed, with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take more than six months to develop fully. Medical costs are affected by a variety of factors, including the severity and frequency of claims, that are difficult to predict and may not be entirely within the Company’s control. The Company continually refines its actuarial practices to incorporate new cost events and trends.

     SG&A expense increased due primarily to the additional expense associated with the acquired Carelink, PrimeONE, Maxicare and WellPath health plans. SG&A expense, as a percent of revenue, decreased to 12.7% in 2000, compared to 13.8% in 1999 due to improved operational efficiencies driven by the consolidation of eighteen service centers into three regional service centers and continued management scrutiny of administrative expenses.

     Depreciation and amortization decreased compared to the prior year primarily due to intangible assets relating to the Principal health plan acquisition that were fully amortized by the end of 1999. The decrease of intangible asset amortization was partially offset by an increase in amortization of goodwill relating to acquisitions and an increase in computer software and hardware depreciation.

     Other income, net of interest expense, increased in 2000 from 1999 due to increased investment income as a result of an increase in the Company’s long-term investments compared to the prior year. The Company incurred no interest expense in 2000 due to the extinguishment of all outstanding debt in 1999.

Comparison of 1999 to 1998

     Managed care premium revenues increased in 1999 over 1998 primarily due to the additional revenue associated with the acquisitions of Carelink and the KFHPNC membership in the fourth quarter of 1999 and also due to the increase in Medicare and Medicaid membership of 34,345, or 20.6%, in continuing markets. In addition to the increase in risk membership, premiums increased by an average of $9.00, or 6.3%, over 1998 on a PMPM basis, to $150.83 PMPM, as a result of rate increases. The Medicare and Medicaid programs continued to grow in existing markets through expanded programs. On a same store basis, the increase in Medicare and Medicaid membership was offset by a decrease in commercial membership of 57,321, or 5.7%. The decrease in commercial membership occurred primarily in the western Pennsylvania market, attributable to the disruption caused by the AHERF bankruptcy filing and the conversion of a large group from a commercial risk product to a self-funded product. Membership also decreased in other markets due to Coventry’s efforts to adhere to a strict pricing discipline.

     Management services revenue increased in 1999 from 1998 primarily due to an increase in self-funded membership of 19,695, or 9.0%, including the conversion of a large group from a commercial risk product to a self-funded product.

     Medical expense increased in 1999 compared to 1998 due primarily to the additional expenses associated with the acquisitions of Carelink and KFHPNC membership. Exclusive of the Carelink and KFHPNC transactions, health benefits expense decreased $4.0 million. Coventry’s medical loss ratio decreased slightly to 86.1% from 86.9% in 1998 due to premium rate increases, which were a result of Coventry’s efforts to maintain a strict pricing discipline.

     SG&A expense, as a percent of revenue, remained unchanged at 13.8% in 1999, compared to 1998. The increase in SG&A expense was primarily attributable to additional expense associated with the acquired Carelink health plan and Coventry’s consolidation of eighteen service centers into three regional service centers. In an effort to control costs and improve customer service, Coventry transferred certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers.

     Depreciation and amortization increased compared to 1998 primarily as a result of the depreciation related to the net capital expenditures of $14.7 million in 1999 and the additional amortization related to the intangibles recorded as part of the acquisition of the PHC health plans in April 1998.

     Other income, net of interest expense, increased from 1998, primarily due to the reduction of interest expense from the reduction of debt and increased investment income resulting from the increase in invested assets subsequent to the acquisition of the PHC health plans.

Liquidity and Capital Resources

     The Company’s total cash and investments, excluding deposits of $22.4 million restricted under state regulations, increased $140.3 million to $730.1 million at December 31, 2000 from $589.8 million at December 31, 1999. The increase was primarily due to the Company’s $88.4 million of net earnings excluding depreciation and amortization. The increase was also due in part to the cash and investments acquired of $33.3 million, net of purchase price, net worth and transactions costs, for acquisitions of PrimeONE, Maxicare, and WellPath in the year 2000.

     The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $285.9 million at December 31, 2000 from $225.9 million at December 31, 1999.

     The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary. After giving effect to these statutory reserve requirements, the Company’s HMO subsidiaries had surplus in excess of statutory requirements of approximately $114.3 million and $102.6 million at December 31, 2000 and December 31, 1999, respectively. If all states adopt a policy that would require the health plans to maintain a statutory reserve equal to 200% of their Risk-Based Capital (“RBC”), the Company’s HMO subsidiaries would have a surplus in excess of statutory requirements of approximately $41.1 million at December 31, 2000. CH&L had surplus in excess of statutory requirements of approximately $7.9 million and $9.8 million at December 31, 2000 and amended 1999, respectively. The decrease was due primarily to statutory RBC requirements changing from 200% to 250% of authorized control level RBC. Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $79.1 million and $61.1 million at December 31, 2000 and December 31, 1999, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary’s impairment of net worth requirements.

     During the quarter ended June 30, 1997, the Company entered into a securities purchase agreement (“Warburg Agreement”) with Warburg, Pincus Ventures, L.P. (“Warburg”) and Franklin Capital Associates III, L.P. (“Franklin”) for the purchase of $40.0 million of the Company’s 8.3% Convertible Exchangeable Senior Subordinated Notes (“Coventry Notes”), together with warrants to purchase 2.35 million shares of the Company’s common stock for $42.4 million. The original amounts of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, were exchangeable at the Company’s or Warburg’s option for shares of redeemable convertible preferred stock.

     During the second and third quarters of 1999, the Company converted all Coventry Notes held by Warburg and Franklin totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock was convertible to common stock on a share-for-share basis, subject to adjustment for anti-dilution, and was callable by the Company if the market price of the Company’s common stock exceeded certain agreed upon targets. On July 20, 2000, Franklin converted all of its 473,705 shares of preferred stock into 473,752 shares of common stock of the Company on a one-for-one basis as adjusted for anti-dilution in January 2001. On December 26, 2000, Warburg converted all of its 4,235,840 shares of preferred stock into 4,236,263 shares of common stock of the Company on a one-for-one basis adjusted for anti-dilution, thus eliminating all outstanding shares of preferred stock.

     Projected capital investments in 2001 of approximately $12.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

     The Company believes that cash flows generated from operations, cash and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2001.

Share Repurchase Program

     On December 20, 1999, the Company announced a program to purchase up to 5% of its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. The Company purchased 826,200 and 55,396 shares of its common stock in 2000 and 1999, respectively, for the treasury at an aggregate cost of $6.4 million and $0.4 million in 2000 and 1999, respectively. Coventry had approximately 65.8 million diluted shares of common stock outstanding as of December 31, 2000.

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

Litigation and Insurance

     The Company may be subject to certain types of litigation, including medical malpractice claims, claim disputes pertaining to contracts and other arrangements with providers, employer groups and their employees and individual members, and disputes relating to HMO denials of coverage for certain types of medical procedures or treatments. In addition, the Company has contingent litigation risk in connection with certain discontinued operations. Such litigation may result in losses to the Company. The Company maintains insurance coverage in amounts it believes to be adequate, including professional liability (medical malpractice) and general liability insurance. Contracting physicians are required to maintain professional liability insurance. In addition, the Company carries “stop-loss” reinsurance to reimburse it for costs resulting from catastrophic injuries or illnesses to its members. Nonetheless, no assurance can be given as to the future availability or cost of such insurance and reinsurance or that litigation losses will not exceed the limits of the insurance coverage and reserves. In the opinion of management and based on the facts currently known, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, at December 31, 2000, will be recorded in the first of quarter 2001 related to one financial instrument classified as derivative in nature.

     In February 2001, the FASB issued a revised Exposure Draft entitled “Business Combinations and Intangibles — Accounting for Goodwill.” This proposed Statement would prohibit registrants from using the pooling method of accounting for business combinations. This guidance would also continue to require recognition of purchased goodwill as an asset but would prohibit amortization of such goodwill. Goodwill would instead be tested for impairment on an ongoing basis using a fair-value-approach, and any adjustments thereto would result in a separate charge to earnings in the period in which the impairment took place. The Statement would become effective at the beginning of the fiscal quarter immediately following the date of issuance. Earlier application would not be permitted, nor would retroactive application to financial statements of prior periods. The effect, on the Company, of the adoption of this proposed Statement would be to eliminate goodwill amortization expense.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 must be adopted no later than the fourth quarter of fiscal year 2000. The adoption of SAB No.101 did not have a material effect on the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25.” FIN No. 44 clarifies the application of Accounting Principles Board Opinion (“APB”) No. 25 for certain issues including: (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

     The FASB has also issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. Effective December 31, 1998, the Company adopted SFAS No. 131.

     In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. SOP 98-1 was effective for fiscal years that began after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company’s consolidated financial statements.

Inflation

     Health care cost inflation has exceeded the general inflation rate and the Company has implemented cost control measures that include patient care management and provider contracting, which seek to reduce the effect of health care cost inflation. During 2000, the Company implemented increases in premium rates, which exceeded inflationary cost increases while maintaining competitive rates within its markets.

Quarterly Results of Operations

     The unaudited quarterly consolidated results of operations of the Company are summarized in Item 6: “Selected Consolidated Financial Data, Supplementary Financial Information” of this Form 10-K.

2001 Outlook

     The Company’s membership in January 2001 was approximately 1,725,000 members, an increase of 16.2% over January 2000. The increase was primarily attributable to acquisitions in North Carolina, Louisiana and West Virginia. Of the January 2001 membership, approximately 1,438,000 were risk members and 287,000 were non-risk members.

     The Company operates in highly competitive markets, but generally believes that the pricing environment is improving in its existing markets, thus creating the opportunity for reasonable price increases. However, there is no assurance that the Company will be able to increase premiums at rates equal to or in excess of increases in its health care costs.

     For 2001, the Company continues to pursue ways to improve its underwriting processes and oversight in both risk and management services products with the objective of increasing premium yields and profitable growth in its markets. The Company’s migration of certain of its operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers is expected to provide improved levels of service in a more cost-effective manner. Management believes that existing markets have potential for growth for the Company’s commercial and governmental products. Management believes that the foregoing should result in progressive improvements in 2001, although realization is dependent upon a variety of factors, some of which may be outside the control of the Company.

E-Commerce Initiatives

     The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members, and will have a distinct e-commerce solution. The Company's e-commerce initiatives are extending the Company's core business functions directly to the customers in an effort to deliver increased customer value, in a complex and rapidly changing business and regulatory environment.

     Provider Channel. The Company continues to work with WebMD, Inc., (“WebMD”), and to roll out WebMD’s full suite of services to health care providers in the Company’s multiple markets. The Company is currently implementing WebMD’s Internet services to manage the electronic submission and processing of eligibility determination, referrals and authorizations, claims submission, claim status, and reporting in two markets: Group Health Plan in St Louis, Missouri, central and southern Illinois; and HealthAmerica in central and western Pennsylvania, to be followed by the Company’s other health plans in 2001 and early 2002. In early 2001, the Company will benefit from the integration of WebMD Transaction Services, (formerly Envoy), with WebMD’s Internet services and will deliver many of the transactions formerly available only through the Internet, to any WebMD connected appliance. The Company expects to gain administrative savings from expanded real-time transaction processing, as well as enhanced provider connectivity and increased provider satisfaction. It is expected that this relationship will improve service to all our health care providers as well as the members they serve.

     Broker/Employer Channel. The Company continues to work with the iSolutions Group at Workscape, Inc., (“Workscape”), for the delivery of Internet solutions that automate the entire sales and enrollment process for the Company’s small group insurance market. Workscape’s iSolutions Express product is a web-based application that streamlines the end-to-end process of quoting, enrollment, underwriting, case installation and renewal for employee benefits providers, their sales representatives, agents and customers. The Company is currently live with Workscape Express at its HealthAmerica plan in central and western Pennsylvania and is currently about to go live at Group Health Plan in St Louis, Missouri, central and southern Illinois. These implementations will be followed by the Company’s other health plans in 2001 and 2002.

     Member/Employer Channel. The Company continues to work with US Internetworking (“USi”) for web site design through implementation and hosting services. The USi project replaced all of the Company’s legacy corporate and health plan web sites with professionally designed “customer centric” web sites, easily navigated by members, employers, physicians and brokers for rich health plan and health care information and on-line customer service transaction functionality. The Company is also live with a new online formulary, which is being used internally by the Company’s customer support services, as well as externally by the Company’s customers.

     The rollout of secure web transaction functionality for the Company’s health plan members is underway. The ‘normal business hours’ restriction no longer applies to servicing Coventry members. Members can now access eligibility, benefit, claim and referral information online as well as request ID cards. Primary care physician and address change requests may also be submitted via the web, all through the use of a secure ID and password. Additionally, the Company provides links to health care and medical information on the Internet, including the WebMD Consumer Portal.

     Later in 2001, the Company will go live with employer functionality that will allow employers to view billing and eligibility information online. This functionality will enable them to reconcile billing statements and verify eligibility without a phone call. GeoAccess continues to provide the Company with their online health care directory technology, which makes information about health plan providers available to members. GeoAccess is now live on all Company health plan web sites.

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

     Health care costs may rise faster than our ability to increase our premium rates, causing our gross profit margin and net income to shrink.

     In the future, the costs of health care services and supplies that we provide to our membership may rise faster than our ability to increase premium rates. If costs rise and we are unable to increase premium rates, our gross profit margin will shrink. A shrinking gross profit margin may reduce our net income and adversely affect the value of your investment in Coventry.

     Premium rates for managed care plans generally have increased in recent months, but we could experience severely limited increases in future premium rates. Also, we derived 27.3% of our premium revenues for the year ended December 31, 2000 from governmental programs, including Medicare and Medicaid. The government generally calculates these premium rates and we cannot adjust them based on our anticipated costs. Recent legislation has limited Medicare premium rate increases substantially as compared to increases permitted in prior years. As a result, in the future the total costs of our government programs could exceed the total premiums that these programs pay to us.

     If we are unable to increase our revenues and our gross profit margin shrinks, or if we are unable to maintain our revenues, our net income may decrease.

     In the future, we may not be able to increase or maintain our current revenues. Increases in our revenues will generally be dependent upon our ability to increase premiums and membership. Several factors may affect our ability to maintain or increase revenues, including:

  loss of membership to our competitors
  failure to attract new members
  inability to increase premiums due to regulatory restrictions loss of membership due to increased premium rates
  withdrawal from unprofitable markets
  consumer preferences for lower priced health care options
  price competition

     Our failure to accurately estimate future health care costs may result in premiums that are insufficient to cover medical costs, which may negatively affect our operating results.

     If we underestimate the costs of health care services and supplies that we provide to our members, we may set our premium rates too low. Low premiums may render us unable to generate revenues sufficient to pay future health care costs. This shortfall could significantly change our results of operations, affect profitability and adversely affect the value of your investment in us. While we attempt to base the premiums we charge, at least in part, on our estimate of expected health care costs over the fixed premium period, various factors may limit our ability to fully base premiums on estimated costs and could cause actual health care costs to exceed estimated health care costs. These factors could include:

  the increased cost of individual health care services
  the type and number of individual health care services delivered the occurrence of catastrophes or epidemics
  seasonality and trends
  general inflation
  new mandated benefits or other regulatory changes that increase our costs competitive pressures
  other unforeseen occurrences

     Failure to obtain cost-effective agreements with a sufficient number of providers may result in higher medical costs and loss of membership.

     We expect that providers contracting with us will serve substantially all of our members by providing the required medical care. Our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will impact the relative attractiveness of our managed care products in those markets. In addition, the terms of those provider contracts also have a material affect on our medical costs and our ability to control these costs.

     In some of our markets, there are provider systems that have a major presence. These provider systems could adversely affect our product offerings and profitability if they refuse to contract with us, place us at a competitive disadvantage or use their market position to negotiate contracts that are unfavorable to us.

     Providers with whom we have capitation contracts may be financially unable or unwilling to fulfill their payment or medical care obligations under capitation agreements and our members may prefer to utilize other providers with whom we do not have capitation contracts.

     Medical cost control techniques we have utilized include capitation agreements with providers. Under these agreements, we pay providers a fixed dollar amount per member per month. In exchange for these fixed payments, providers agree to provide all of a particular type of medical service required by our members. Under these agreements, a single integrated hospital-physician provider system provides almost all hospital and medical services to a large number of members for a fixed percentage of the premium we charge for those members. While these arrangements may shift to the contracting provider system the risk that medical costs will exceed the amounts anticipated, we will be exposed to the risks if the provider systems are financially unable or unwilling to fulfill their payment or medical care obligations under the capitation agreements. In addition, members may prefer other providers in the market with whom we do not have capitation agreements. If our members choose to utilize providers with whom we do not have capitation agreements, we may incur higher costs. These higher costs may negatively affect our operating results.

     Significant shareholders may have the ability to exercise control over us.

     As a result of our acquisition of the health plans of Principal Health Care, Inc., a subsidiary of Principal Life, in 1998, Principal Life acquired approximately 40% of our common stock, on a fully diluted basis. On September 8, 2000, Principal Life sold 10 million shares of Coventry’s common stock to affiliates of Warburg, Pincus Ventures, L.P. (“Warburg”) in a private transaction. As a result of this sale, Principal Life’s ownership interest was reduced to approximately 23.2% of our common stock. Because of previously agreed upon limitations effective through April 2003, Principal Life may purchase additional shares of our common stock up to, but not more than, 40% ownership of our fully diluted common stock.

     In addition to its ownership position, Principal Life currently has four designated members serving on our ten-member board of directors. As long as Principal Life owns at least 10% of our outstanding common stock, it has the right to designate one member of our board of directors for each 6% of our outstanding common stock that it holds. On September 8, 2000, Principal Life sold 10 million shares of our outstanding common stock to Warburg in a private transaction. As a result, Principal Life’s ownership percentage decreased from approximately 39.7% to approximately 23.2% of our outstanding common stock. Accordingly, Principal Life’s right to designate members on our board of directors has correspondingly decreased and Principal Life currently has the right to designate up to at least three members of our board of directors.

     Principal Life’s current ownership position and its representation on our board of directors allow it to exert significant influence over the direction and operations of Coventry. This influence could be used in a manner that is contrary to the best interests of our other shareholders and may accordingly decrease the value of your investment in Coventry.

     Principal Life has agreed that, prior to April 2003, it will vote its shares of common stock in favor of any acquisition required to be approved by our shareholders, that a special committee of our board of directors has recommended and a majority of our shareholders, other than Principal Life, has approved. The special committee will consist of members of our board of directors that are neither management nor designees of Principal Life. Prior to April 2003, Principal Life has also agreed to vote its shares for the election of directors nominated by the nominating committee of the board of directors and not to oppose or seek removal of any person nominated by this nominating committee. Once the previously agreed upon limitations imposed on Principal Life expire in April 2003, Principal Life could acquire additional shares of our common stock to the point that it exercises virtually complete control over the Company.

     When Warburg purchased the 10 million shares of our common stock from Principal Life in September 2000, Warburgs’ ownership interest increased to approximately 29.5% of our fully diluted common shares. Warburg may purchase additional shares of our common stock, but Warburg has agreed, effective through May 2005, not to own more than 34.9% of our common stock on a fully diluted basis. Once the previously agreed upon limitations imposed on Warburg expire in May 2003, Warburg could acquire additional shares of our common stock to the point that it exercises virtually complete control over the Company.

     In addition to its ownership position, Warburg has designated two directors currently serving on our board of directors. Warburg had the right to designate at least two directors of our board of directors until such time as Warburg converted its shares of our Series A convertible preferred stock into shares of our common stock, which occurred on December 26, 2000. As long as Warburg retains ownership of at least 50% of the shares of our common stock it beneficially owned at the time of its original investment in our common stock in 1997, Warburg has the right to designate at least one member on our board of directors. As of March 12, 2001, Warburg continues to hold all shares represented by its original investment in Coventry and, therefore, currently has the right to designate one member of our board of directors.

     Warburg and Principal Life currently own approximately 29.5% and 23.2%, respectively, of our outstanding common shares, and could individually or together exert significant influence over the direction and operations of Coventry. The value of your investment in Coventry could decline as future investors may not consider our common stock to be an attractive stock due to the percentage of our common stock held by, or that may be held by, Principal Life and Warburg.

     Future and existing laws and regulations may impact our business and negatively affect our profitability.

     Our industry is heavily regulated and the laws and regulations governing the industry and interpretations of those laws and regulations are subject to frequent change. Existing or future laws could force us to change how we do business and may restrict our revenue and/or enrollment growth and/or increase our health care and administrative costs. We must obtain and maintain regulatory approvals to market many of our products and services. Delay in obtaining or failing to obtain or maintain these approvals could adversely affect our revenue or the number of our covered lives, or could increase our costs.

     We face periodic audits under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

     Coventry contracts with various federal and state governmental agencies to provide managed health care services. These agencies include:

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

     These contracts and applicable federal and state regulations, among other requirements, establish premium rating requirements or fixed premiums per member per month. These governmental agencies and states may periodically audit us to verify our compliance with their contracts and applicable federal and state laws and regulations. These audits could result in material adjustments. An adverse audit of our contracts with governmental agencies could result in the loss of licensure, the loss of the right to participate in programs, the imposition of fines, penalties, and other sanctions and could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

     In the future, we may not be able to meet certain minimum capitalization requirements that may be adopted by states in which we do business.

     The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. Several states where we have HMO operations have adopted those standards, effective either in 2001 or to be phased-in over a period of years. While we do not expect the legislation enacted to date to have a material impact on our consolidated financial position in the near future, we cannot assure that additional legislation of this type will not unduly burden our financial resources.

     Costs associated with litigation may result in losses to us that could negatively affect us.

     We are susceptible to litigation and insurance risks, including medical malpractice liability, disputes relating to the denial of coverage and the adequacy of “stop-loss” reinsurance for costs resulting from catastrophic injuries or illnesses. We also face contingent litigation risk from discontinued operations. These litigation and insurance risks may result in losses to us that could have a material adverse effect on our operations, financial performance, cash flows or future prospects.

Item 7A: Quantitative and Qualitative Disclosures of Market Risk

     The Company’s only material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. Effective January 1, 2001, the Company adopted SFAS 133 (as amended by SFAS 137 and SFAS 138). Accordingly, a transition gain of $0.9 million, net of tax, based on the valuation at December 31, 2000, will be recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature.

     The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company’s investments in debt securities at December 31, 2000 was $496.2 million. Debt securities at December 31, 2000 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
2000
Maturities:
Within 1 year	$ 171,707	$ 171,953
1 to 5 years	240,124	243,193
6 to 10 years	60,392	61,958
Over 10 years	18,569	19,117

Total short-term and long-term securities	$ 490,792	$ 496,221

     The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities it holds. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration (“GNMA”) and Federal National Mortgage Administration (“FNMA”).

     The Company’s projections of hypothetical net losses in fair value of the Company’s market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

     Based on the Company’s debt securities portfolio and interest rates at December 31, 2000, a 100 basis point increase in interest rates would result in a decrease of $10.8 million or 2.2%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors
     of Coventry Health Care, Inc.:

     We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

     Baltimore, Maryland
     February 1, 2001

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2000	1999

ASSETS
Cash and cash equivalents	$ 256,229	$ 240,076
Short-term investments	84,659	88,365
Accounts receivable, net of allowance of $4,886 and $5,548
as of December 31, 2000 and 1999, respectively	59,654	53,173
Other receivables, net	59,226	42,304
Deferred income taxes	41,111	56,157
Other current assets	5,621	3,330

Total current assets	506,500	483,405
Long-term investments	411,562	286,162
Property and equipment, net	38,066	37,863
Goodwill and intangible assets, net	261,840	268,289
Other long-term assets	21,068	5,864

Total assets	$ 1,239,036	$ 1,081,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Medical claim liabilites	$ 388,051	$ 308,095
Other medical liabilities	56,836	54,691
Accounts payable and other accrued liabilities	146,304	130,958
Deferred revenue	40,972	49,914

Total current liabilities	632,163	543,658
Long-term liabilities	6,443	10,445

Total liabilities	638,606	554,103
Redeemable convertible preferred stock, $.01 par value;
Series A, 6,000,000 shares authorized; no shares issued
or outstanding in 2000; and 4,709,545 shares issued
and outstanding in 1999	--	47,095
Stockholders' equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 66,306,880 shares issued and 65,102,006
outstanding in 2000; and 59,643,753 shares issued
and 59,148,797 outstanding 1999	663	596
Treasury stock, at cost, 1,204,874 and 494,956 shares
in 2000 and 1999, respectively	(10,810)	(5,380)
Additional paid-in capital	538,804	480,792
Accumulated other comprehensive income (loss)	3,276	(2,780)
Retained earnings	68,497	7,157

Total stockholders' equity	600,430	480,385

Total liabilities and stockholders' equity	$ 1,239,036	$ 1,081,583

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998

Operating revenues:
Managed care premiums	$2,556,953	$2,082,075	$2,033,372
Management services	47,957	80,297	77,011

Total operating revenues	2,604,910	2,162,372	2,110,383

Operating expenses:
Medical expense	2,192,899	1,792,652	1,767,374
Selling, general and administrative	330,899	297,922	291,919
Depreciation and amortization	27,026	28,205	25,793
Plan shutdown expense	--	2,020	--
AHERF charge	(8,429)	(6,282)	55,000
Merger costs	--	--	6,492

Total operating expenses	2,542,395	2,114,517	2,146,578

Operating earnings (loss)	62,515	47,855	(36,195)
Other income, net	39,553	29,906	27,251
Interest expense	--	(1,761)	(8,566)

Earnings (loss) before income taxes	102,068	76,000	(17,510)
Provision for (benefit from) income taxes	40,728	32,565	(5,769)

Net earnings (loss)	$ 61,340	$ 43,435	$ (11,741)

Net earnings (loss) per share:
Basic	$ 1.03	$ 0.74	$ (0.22)
Diluted	$ 0.93	$ 0.69	$ (0.22)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2000, 1999 and 1998
(in thousands)

			Accumulated	(Accumulated
		Additional	Other	Deficit)	Treasury	Total
	Common	Paid-In	Comprehensive	Retained	Stock, at	Stockholders'
	Stock	Capital	Income (Loss)	Earnings	Cost	Equity

Balance, December 31, 1997	$ 337	$ 146,426	$ 592	$ (24,537)	$ (5,000)	$ 117,818

Comprehensive loss:
Net loss				(11,741)		(11,741)
Other comprehensive (loss) income:
Holding loss			(543)
Reclassification adjustment			859

						316
Tax provision			(114)			(114)

Comprehensive loss						(11,539)
Issuance of common stock, including
exercise of options and warrants	256	304,888				305,144
Issuance of warrants		25,000				25,000
Tax benefit of stock options exercised		116				116

Balance, December 31, 1998	593	476,430	794	(36,278)	(5,000)	436,539

Comprehensive income:
Net earnings				43,435		43,435
Other comprehensive (loss) income:
Holding loss			(6,026)
Reclassification adjustment			167

						(5,859)
Tax benefit			2,285			2,285

Comprehensive income						39,861

Issuance (purchase) of common stock,
including exercise of options and warrants	3	3,931			(380)	3,554
Issuance of warrants						--
Tax benefit of stock options exercised		431				431

Balance, December 31, 1999	596	480,792	(2,780)	7,157	(5,380)	480,385

Comprehensive income:
Net earnings				61,340		61,340
Other comprehensive income:
Holding gain			9,030
Reclassification adjustment			956

						9,986
Tax provision			(3,930)			(3,930)

Comprehensive income						67,396
Issuance (purchase) of common stock,
including exercise of options and warrants	67	54,654			(5,430)	49,291
Issuance of warrants						--
Tax benefit of stock options exercised		3,358				3,358

Balance, December 31, 2000	$ 663	$ 538,804	$ 3,276	$ 68,497	$ (10,810)	$ 600,430

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2000	1999	1998

Cash flows from operating activities:
Net earnings (loss)	$ 61,340	$ 43,435	$ (11,741)
Adjustments to reconcile net earnings (loss) to
cash provided by operating activities:
Depreciation and amortization	27,026	28,205	25,793
Deferred income tax provision (benefit)	15,787	14,038	(19,439)
Loss (gain) on sales of medical offices & property disposals	--	287	(399)
Non-cash interest on convertible note	--	1,557	3,496
Other	(2,118)	100	3,631
Changes in assets and liabilites,
net of effects of the purchase of subsidiaries
Accounts receivable	(524)	(7,357)	14,163
Other receivables	(16,043)	(17,265)	12,677
Other current assets	(1,899)	388	(424)
Other assets	500	(133)	2,373
Medical claims liabilities	34,578	(41,982)	36,184
Other medical liabilities	(11,549)	(20,007)	73,079
Accounts payable and other accrued liabilities	10,690	(7,139)	(70,741)
Deferred revenue	(12,252)	3,012	516
Other long-term liabilities	(94)	(8,269)	(724)

Net cash provided by (used in) operating activities	105,442	(11,130)	68,444

Cash flows from investing activities:
Capital expenditures, net	(16,024)	(14,717)	(3,196)
Sales of investments	425,292	253,489	122,871
Purchases of investments & other	(524,040)	(425,109)	(141,577)
Payments for acquisitions	(30,441)	(10,133)	--
Proceeds from sales of subsidiaries & medical offices	--	--	99,277
Proceeds from sale of Renewal Rights Agreement	--	19,850	--
Cash acquired in conjunction with acquisitions	55,423	19,730	148,600

Net cash (used in) provided by investing activities	(89,790)	(156,890)	225,975

Cash flows from financing activities:
Payments on long-term debt	--	(781)	(44,491)
Net proceeds from issuance of stock	7,090	3,934	1,416
Net payments for repurchase and issuance of stock	(6,589)	(380)	--

Net cash provided by (used in) financing activities	501	2,773	(43,075)

Net increase (decrease) in cash and cash equivalents	16,153	(165,247)	251,344
Cash and cash equivalents at beginning of period	240,076	405,323	153,979

Cash and cash equivalents at end of period	$ 256,229	$ 240,076	$ 405,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ --	$ 3,386
Income taxes paid, net	$ 20,941	$ 40,210	$ 9,487

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Coventry Health Care, Inc. (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) products. The Company also administers self-insured plans for large employer groups. The Company was incorporated under the laws of the state of Delaware on December 17, 1997, and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     The Company began operations in 1987 with the acquisition of the American Service Companies (“ASC”) entities, including the Coventry Health and Life Insurance Company (“CH&L”). In 1988, the Company acquired HealthAmerica Pennsylvania, Inc. (“HAPA”), a Pennsylvania HMO. In 1990, the Company acquired Group Health Plan, Inc. (“GHP”), a St. Louis, Missouri HMO. Southern Health Services, Inc. (“SHS”), a Richmond, Virginia HMO, was acquired by the Company in 1994. In 1995, the Company acquired HealthCare USA, Inc. (“HCUSA”), a Jacksonville, Florida based Medicaid managed care company. In 1998, the Company acquired certain assets of Principal Health Care, Inc. (“PHC”) from Principal Mutual Life Insurance Company, now known as Principal Life Insurance Company (“Principal Life”). On October 1, 1999, the Company acquired Carelink Health Plans (“Carelink”) from Camcare, Inc. On February 1, 2000, the Company acquired PrimeONE, Inc. from The Anthem Company. On August 1, 2000, the Company acquired Maxicare Louisiana, Inc. (“Maxicare”), a Louisiana HMO. On October 1, 2000, the Company acquired WellPath Community Health Plans (“WellPath”), the managed care subsidiary of Duke University Health System. See Notes B and C to consolidated financial statements for additional information on acquisitions.

     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Interests of other investors in the Company’s majority owned (or otherwise effectively-controlled) subsidiaries are accounted for as minority interests and are included in other long-term liabilities for financial reporting purposes.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents – Cash and cash equivalents consist principally of overnight repurchase agreements, money market funds, commercial paper and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

     Investments – The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company considers all of its investments as available-for-sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders’ equity. Realized gains and losses on the sale of these investments are determined on a specific identification basis.

     Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes, and obligations of various states and municipalities. Long-term investments have original maturities in excess of one year and primarily consist of debt securities.

     Other Receivables – Other receivables include interest receivable, reinsurance claims receivable, receivables from providers and suppliers and any other receivables that do not relate to premiums.

     Property and Equipment – Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

     Long-lived Assets – The Company has adopted SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” In accordance with SFAS No. 121, the Company evaluates long-lived assets to be held for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making that determination, the Company considers a number of factors, including undiscounted future cash flows, prior to interest expense. The Company measures an impairment loss by comparing the fair value of the assets to their carrying value. Fair values are determined by using market prices for similar assets, if available, or discounted future estimated cash flows, prior to interest expense. Assets held for sale are recorded at the lower of the carrying amount or fair value, less any cost of disposition.

     Goodwill and Intangible Assets – Goodwill and intangible assets consist of costs in excess of the fair value of the net assets of subsidiaries or operations acquired. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. The remaining unamortized goodwill and intangible asset balances at December 31, 2000 are as follows (in thousands):

	Estimated		Accumulated
Description	Useful Life	Amount	Amortization	Net Book Value

Customer Lists	5 years	$ 7,233	$ 4,983	$ 2,250
HMO Licenses	15 - 20 years	10,700	1,748	8,952
Goodwill	15 - 35 years	317,952	67,314	250,638

Total		$ 335,885	$ 74,045	$ 261,840

     Goodwill amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $8.6 million, $8.0 million, and $8.2 million, respectively. All other amortization was approximately $1.6 million, $6.6 million, and $5.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. In accordance with SFAS 121 and Accounting Principles Board Opinion (“APB”) No. 17 “Accounting for Intangible Assets”, the Company periodically evaluates the realizability of goodwill and intangible assets and the reasonableness of the related lives in light of factors such as industry changes, individual market competitive conditions, and operating income.

     Other Long-term Assets – Other assets consist primarily of assets related to the supplemental executive retirement plan (See Note N to consolidated financial statements).

     Medical Claims Liabilities – Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

     Revenue Recognition – Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice. Management services revenues are recognized in the period in which the related services are performed. Premiums for services to federal employee groups are subject to audit and review by the Office of Personnel Management (“OPM”) on a periodic basis. Such audits are usually a number of years in arrears. The Company provides reserves, on an estimated basis annually, based on the appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 must be adopted no later than the fourth quarter of fiscal year 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

     Significant Customers – For the years ended 2000, 1999, and 1998, the Company received 15.8%, 16.0%, and 15.2%, respectively, of its revenue from the Federal Medicare program throughout the Company’s various markets.

     Reinsurance – Premiums paid to reinsurers are reported as medical expense and the related reinsurance recoveries are reported as deductions from medical expense.

     Income Taxes – The Company files a consolidated tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note H for disclosures related to income taxes.

     Stock-based Compensation – The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation to employees under APB No. 25, and complies with the disclosure requirements for SFAS No. 123. See Note J for disclosures related to stock-based compensation.

     In March 2000, the FASB issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25.” FIN No. 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

     Comprehensive Income – Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires that changes in the amounts of certain items, including unrealized gains and losses on certain securities, be shown in the financial statements as part of comprehensive income. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     Segment reporting – Effective December 31, 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The Company has two reportable segments: Commercial products and Government products. The products are provided to a cross section of employer groups through the Company’s health plans in the Midwest, Mid-Atlantic, and Southeastern United States.

     Commercial products include HMO, PPO, and POS products. HMO products provide comprehensive health care benefits to enrollees through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for an increase in out-of-pocket costs to the member.

     Governmental products include Medicare Risk and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment. See Note S for disclosures on segment reporting.

     Derivative Instruments – In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, will be recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment will be shown separately as a cumulative effect of a change in accounting principle.

     Computer Software – Effective January 1, 1999, the Company adopted Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” issued by the American Institute of Certified Public Accountants (“AICPA”). SOP 98-1 provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for internal applications, such as external direct costs of materials and services, payroll costs for employees and certain interest costs. Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company’s consolidated financial statements.

     Business Combinations and Intangibles, Accounting for Goodwill – In February 2001, the FASB issued a revised Exposure Draft entitled “Business Combinations and Intangibles — Accounting for Goodwill.” This proposed Statement would prohibit registrants from using the pooling method of accounting for business combinations. This guidance would also continue to require recognition of purchased goodwill as an asset but would prohibit amortization of such goodwill. Goodwill would instead be tested for impairment on an ongoing basis using a fair-value-approach, and any adjustments thereto would result in a separate charge to earnings in the period in which the impairment took place. The Statement would become effective at the beginning of the fiscal quarter immediately following the date of issuance. Earlier application would not be permitted, nor would retroactive application to financial statements of prior periods. The effect, on the Company, of the adoption of this proposed Statement would be to eliminate goodwill amortization expense, the annual amounts of which are shown previously in this Note.

     Reclassifications – Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

B.   PHC ACQUISITIONS AND DISPOSITIONS

     Effective April 1, 1998, the Company completed its acquisition of certain PHC health plans from Principal Life for a total purchase price of approximately $330.2 million including transaction costs of approximately $5.7 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PHC have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price consisted of 25,043,704 shares of the Company’s common stock at an assigned value of $11.96 per share. In addition, a warrant valued at $25.0 million (“the Warrant”) was issued that grants Principal Life the right to acquire additional shares of the Company’s common stock in the event that its ownership percentage of such common stock is diluted below 40%. The Warrant is included as a component of additional paid-in capital in the accompanying consolidated financial statements. Through April 2003, Principal Life is restricted from buying additional shares of the Company’s common stock to increase its ownership percentage above 40%.

     Coincident with the closing of the transaction, the Company entered into a Renewal Rights Agreement and a Coinsurance Agreement with Principal Life, to manage certain of Principal Life’s indemnity health insurance policies in the markets where the Company does business and, on December 31, 1999, to offer to renew such policies in force at that time. Effective June 1, 1999, the Company amended these agreements with Principal Life and waived its rights to reinsure and renew Principal Life’s health insurance indemnity business located in the Company’s service area. The Company received $19.8 million in cash in exchange for waiving these rights. At the date of the amendment, the Renewal Rights and Coinsurance Agreements had a net book value of $19.7 million resulting in a gain of $0.1 million.

     At the closing, the Company also entered into a Marketing Services Agreement and a Management Services Agreement with Principal Life. Both agreements expired on December 31, 1999. Pursuant to the agreements, the Company recognized revenue of approximately $25.5 million and $23.0 million for the years ended December 31, 1999 and 1998, respectively.

     As a result of the acquisition, the Company assumed an agreement with Principal Life, whereby Principal Life paid a fee for access to the Company’s PPO network based on a fixed rate per employee entitled to access the PPO network and a percentage of savings realized by Principal Life. Effective June 1, 1999, Coventry sold the Illinois portion of the PPO network back to Principal Life. Under this agreement, the Company recognized revenue of approximately $8.0 million and $12.0 million for the years ended December 31, 1999 and 1998, respectively.

     Effective November 30, 1998, the Company sold its subsidiary, Principal Health Care of Illinois, Inc., for $4.3 million in cash. The Illinois health plan accounted for approximately 56,000 risk members and approximately 2,400 non-risk members as of November 30, 1998.

     On December 31, 1998, the Company sold its subsidiary, Principal Health Care of Florida, Inc., for $95.0 million in cash. The Florida health plan accounted for approximately 156,000 risk members and 5,500 non-risk members as of December 31, 1998.

     The proceeds from both sales were used to retire the Company’s credit facility, to assist in improving the capital position of its regulated subsidiaries, and for other general corporate purposes. Given the short time period between the respective acquisition and sale dates and the lack of events or other evidence which would indicate differing values, no gain or loss was recognized on the sales of the Florida and Illinois health plans, as the sale prices were considered by management to be equivalent to the fair values allocable to these plans at the date of their acquisition from Principal Life in April 1998.

     In connection with the acquisition of certain PHC health plans and the sales of the Florida and Illinois plans, the Company established reserves of approximately $33.0 million for the estimated transition costs of the PHC health plans. These reserves are primarily comprised of severance costs related to involuntary terminations of former PHC employees, relocation costs of former PHC personnel, lease termination costs and contract termination costs. Through December 31, 2000, the Company has expended the entire $33.0 million related to these reserves.

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

	Amount	Estimated
Description	(in thousands)	Useful Life

Customer Lists	$ 7,233	5 years
HMO Licenses	10,000	20 years
Goodwill	156,795	35 years

Total	$ 174,028

     The following unaudited pro-forma condensed consolidated results of operations assumes the PHC acquisition and the sales of the Florida and Illinois health plans occurred on January 1, 1998, and excludes the non-recurring charge to merger costs of $6.5 million (see Note E), in thousands, except per share data.

December 31, 1998
(unaudited)

Operating revenues	$ 2,021,580
Net loss	(32,165)
Loss per share, basic	(0.55)

     In the fourth quarter of 1999, the Company notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc., formerly Principal Health Care of Indiana, Inc. As of December 31, 2000, the health plan had no remaining members throughout the state. As a result of the cost associated with exiting the Indiana market, the Company recorded a reserve of $2.0 million in the fourth quarter of 1999. The Company closed the health plan in the fourth quarter of 2000 and had expended approximately $1.3 million of the reserve as of December 31, 2000.

C.   OTHER ACQUISITIONS

     Effective October 1, 1999, the Company acquired Carelink Health Plans (“Carelink”), the managed care subsidiary of Camcare, Inc., for a total purchase price of approximately $8.4 million including transaction costs of approximately $0.4 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of Carelink have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for Carelink was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $1.0 million excess of purchase price over the net identified tangible assets acquired was allocated to goodwill which is amortized over a useful life of 25 years.

     On November 1, 1999, the Company’s subsidiary, Coventry Health Care of the Carolinas, Inc., acquired Kaiser Foundation Health Plan of North Carolina’s (“KFHPNC”) commercial membership in Charlotte, North Carolina. The total purchase price was approximately $2.1 million including transaction costs.

     Effective February 1, 2000, the Company completed its acquisition of The Anthem Company’s West Virginia managed care subsidiary, PrimeONE, Inc. (“PrimeONE”), for a purchase price of $1.25 million plus statutory net worth and transaction costs for a total approximate purchase price of $4.3 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PrimeONE have been included in the Company's consolidated financial statements since the date of the acquisition. The purchase price for PrimeONE was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The $0.3 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years.

     On February 3, 2000, Coventry completed the acquisition of Prudential Health Care Plan, Inc.’s Medicaid business in St. Louis, Missouri for approximately $100 per member. The final payment for the purchase of the Medicaid business of approximately 9,400 members was made during the third quarter of 2000.

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

     On October 2, 2000, Coventry completed the acquisition of WellPath Community Health Plans (“WellPath”), for a purchase price of $21.2 million including transaction costs of $0.5 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of WellPath have been included in the Company’s consolidated financial statements since the date of the acquisition. The purchase price for WellPath was allocated to the assets, including identifiable intangible assets, and liabilities based on the estimated fair values. The $5.7 million excess of purchase price over the net identifiable assets acquired was allocated to goodwill, which is amortized over a useful life of 25 years.

     The following unaudited pro-forma condensed consolidated results of operations assumes the acquisitions of Carelink, PrimeONE, Maxicare and WellPath health plans occurred on January 1, 1999 and 2000, and is in thousands, except per share data.

	December 31, 2000	December 31, 1999
	(unaudited)	(unaudited)

Operating revenues	$ 2,798,818	$ 2,486,506
Net earnings	47,495	28,690
Earnings per share, basic	0.80	0.49
Earnings per share, diluted	0.72	0.46

D.   AHERF CHARGE

     The Company and certain affiliated hospitals of Allegheny Health, Education and Research Foundation (“AHERF”) were involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company’s members by the hospitals as a consequence of the bankruptcy filed by AHERF on July 21, 1998. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market.

     Shortly after AHERF filed for bankruptcy protection, the Company filed a lawsuit against AHERF’s non-debtor, affiliated hospitals seeking a declaratory judgment that the Company was not obligated to pay in excess of $21.5 million to the hospitals for medical services provided by them to the Company’s members. The lawsuit also included additional claims for monetary damages. In response, the hospitals filed a counterclaim alleging that the Company’s subsidiary, HealthAmerica Pennsylvania, Inc., was liable to the hospitals for payment of these medical services.

     As a result, the Company, which is ultimately responsible for medical costs delivered to its members, notwithstanding the global capitation agreement, recorded a charge of $55.0 million in the second quarter of 1998 to establish a reserve for, among other things, the medical costs incurred by its members under the AHERF global capitation agreement at the time of the bankruptcy filing.

     On July 22, 1999, the Company reached a settlement with the hospitals, including Allegheny General Hospital, formerly owned by AHERF, and its new owner, Western Pennsylvania Health Care System (“West Penn”), whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company’s members prior to July 21, 1998, the date of AHERF’s bankruptcy filing. Simultaneous with the settlement, the Company signed a new three-year provider contract with West Penn. The conditions to execute the settlement and the provider contract were finalized in October 1999 and, as a result, all liability issues surrounding AHERF’s failure to fulfill its contractual obligations and the Company’s remaining obligations have been determined and all AHERF-related litigation has been concluded.

     As of December 31, 2000, approximately $40.7 million of the $55.0 million reserve had been paid for medical claims and lease expenses. As a result of the settlement, the Company released $6.3 million and $4.3 million of the reserve, which were reflected as gains in the fourth quarter and year-end 1999 and 2000 results, respectively. The balance of the reserve represents the Company’s remaining obligations under the settlement and will be expended through August 2007. As a result of recoveries from the AHERF bankruptcy proceedings, the Company recorded an additional gain of $4.1 million in the fourth quarter of 2000.

E.   MERGER COSTS

     In connection with the acquisition of the PHC health plans, the Company relocated its corporate headquarters from Nashville, Tennessee to Bethesda, Maryland. As a result, the Company established a one-time reserve in 1998 of approximately $6.5 million for the incurred and anticipated costs related to the relocation of the corporate office and other direct merger related costs. The reserve is primarily comprised of severance costs related to involuntary terminations, relocation costs for management personnel, and lease costs, net of sublease income, related to the unused space remaining at the old headquarters location. As of December 31, 2000, the Company expended approximately $6.2 million and expects to make payments through March 2003 related to these charges.

F.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following (in thousands):

	December 31,

	2000	1999

Land	$ 350	$ 350
Buildings and leasehold improvements	11,524	14,310
Equipment	80,123	62,567

Sub-Total	91,997	77,227
Less accumulated depreciation and amortization	(53,931)	(39,364)

Property and equipment, net	$ 38,066	$ 37,863

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was approximately $16.9 million, $13.6 million, and $12.2 million, respectively.

G.   INVESTMENTS IN DEBT SECURITIES

     The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, as other comprehensive income, in the stockholders’ equity section of its consolidated balance sheets. As of December 31, 2000 and 1999, stockholders’ equity was increased by approximately $10.0 million and decreased by $5.9 million, respectively, netted by a deferred tax provision of approximately $3.9 million and a deferred tax benefit of $2.3 million, respectively, to reflect the net unrealized investment loss/gain on securities.

     The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2000 and 1999 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
2000	Cost	Gain	Loss	Value

State and municipal bonds	$ 121,932	$ 696	$ (112)	$ 122,516
Asset-backed securities	34,278	661	(27)	34,912
Mortgage-backed securities	81,245	1,713	(143)	82,815
US Treasury & agencies securities	24,128	189	(7)	24,310
Other debt securities	229,209	2,713	(254)	231,668

	$ 490,792	$ 5,972	$ (543)	$ 496,221

	Amortized	Unrealized	Unrealized	Fair
1999	Cost	Gain	Loss	Value

State and municipal bonds	$ 107,821	$ 97	$ (1,369)	$ 106,549
Asset-backed securities	16,383	6	(172)	16,217
Mortgage-backed securities	63,577	424	(1,021)	62,980
US Treasury & agencies securities	34,046	23	(1,148)	32,921
Other debt securities	157,257	128	(1,525)	155,860

	$ 379,084	$ 678	$ (5,235)	$ 374,527

     The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2000 and December 31, 1999 (in thousands):

	Amortized	Fair
	Cost	Value
2000
Maturities:
Within 1 year	$ 171,707	$ 171,953
1 to 5 years	240,124	243,193
6 to 10 years	60,392	61,958
Over 10 years	18,569	19,117

Total short-term and long-term securities	$ 490,792	$ 496,221

	Amortized	Fair
	Cost	Value
1999
Maturities:
Within 1 year	$ 102,126	$ 102,045
1 to 5 years	114,850	113,517
6 to 10 years	68,382	66,373
Over 10 years	93,726	92,592

Total short-term and long-term securities	$ 379,084	$ 374,527

     Proceeds from the sale and maturities of investments were approximately $425.3 million and $253.5 million for the years ended December 31, 2000 and 1999, respectively. Gross investment gains of approximately $0.1 million and gross investment losses of approximately $1.1 million were realized on these sales for the year ended December 31, 2000. This compares to gross investment gains of approximately $1.0 million and gross investment losses of approximately $1.2 million on these sales for the year ended December 31, 1999.

H.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998

Current provision:
Federal	$ 21,996	$ 15,606	$ 12,907
State	2,945	2,921	763
Deferred provision (benefit):
Federal	13,358	11,092	(14,695)
State	2,429	2,946	(4,744)

Total	$ 40,728	$ 32,565	$ (5,769)

     The expected tax provision based on the statutory rate of 35% differs from the Company’s effective tax rate as a result of the following:

	Years Ended December 31,
	2000	1999	1998

Statutory federal tax rate	35.00%	35.00%	(35.00%)

Effect of:
State income taxes, net of federal taxes	3.06%	4.00%	(4.04%)
Amortization of goodwill	3.13%	4.72%	18.60%
Tax exempt interest income	(1.44%)	(1.51%)	(13.77%)
Other	0.15%	0.64%	1.27%

Income tax provision (benefit)	39.90%	42.85%	(32.94%)

     The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

	December 31,
	2000	1999

Deferred tax assets:
Deferred revenue	$ 2,922	$ 3,005
Medical liabilities	5,749	4,748
Accounts receivable	1,900	2,158
Deferred compensation	4,102	4,525
Other accrued liabilities	31,145	32,543
Other assets	7,554	10,954
Net operating loss carryforward	15,854	3,769

Gross deferred tax assets	69,226	61,702
Less valuation allowance	(3,252)	(3,252)

Deferred tax asset	65,974	58,450

Deferred tax liabilities:
Property and equipment	(5,302)	(5,000)
Intangibles and other	(5,302)	(2,650)

Gross deferred tax liabilities	(10,604)	(7,650)

Net deferred tax asset	$ 55,370	$ 50,800

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 is $3.3 million due to the Company’s belief that the realization of the deferred tax asset resulting from federal and state net operating loss carryforwards associated with certain acquisitions is doubtful.

I.   CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During the quarter ended June 30, 1997, the Company entered into a securities purchase agreement (“Warburg Agreement”) with Warburg, Pincus Ventures, L.P. (“Warburg”) and Franklin Capital Associates III, L.P. (“Franklin”) for the purchase of $40.0 million of the Company’s 8.3% Convertible Exchangeable Senior Subordinated Notes (“Coventry Notes”), together with warrants to purchase 2.35 million shares of the Company’s common stock for $42.35 million. The original amount of the Coventry Notes, $36.0 million held by Warburg and $4.0 million held by Franklin, were exchangeable at the Company’s or Warburg’s option for shares of redeemable convertible preferred stock.

     During the second and third quarters of 1999, the Company converted all the Coventry Notes held by Warburg and Franklin totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) at a price of $10 per share. The preferred stock was convertible to common stock on a share-for-share basis, subject to adjustment for anti-dilution, and was callable by the Company if the market price of the Company’s common stock exceeded certain agreed upon targets. On July 20, 2000, Franklin converted all of its 473,705 shares of preferred stock into 473,752 shares of common stock of the Company on a one-for-one basis, as adjusted for anti-dilution in January 2001. On December 26, 2000, Warburg converted all of its remaining shares of preferred stock into 4,236,263 shares of common stock of the Company on a one-for-one basis, adjusted for anti-dilution, thus eliminating all outstanding shares of preferred stock.

J.   STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

     As of December 31, 2000, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”) under which shares of the Company’s common stock are authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock based awards. Under the 1998 Plan, the terms and conditions of grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20% to 25% increments per year and expire ten years from the date of grant. The 1998 Plan is authorized to grant either incentive stock options or nonqualified stock options at the discretion of the Compensation and Benefits Committee of the Board of Directors. At April 1, 1998, the 1998 Plan assumed the obligations of six stock option plans of Coventry Corporation with total outstanding options representing 3,322,714 shares, and one stock option plan of Principal Health Care, Inc. with total outstanding options representing 750,000 shares, as a result of the acquisition of the PHC plans. At the annual meeting of shareholders held on June 8, 2000, the Company’s shareholders voted to increase the shares of common stock authorized for issuance under the 1998 Plan from an aggregate of 7 million shares to an aggregate of 9 million shares. At December 31, 2000, the 1998 Plan had total outstanding options representing 5,203,846 shares of common stock.

     As of September 10, 1998, employees of the Company were offered an opportunity to exchange their existing options (issued at a higher exercise price) for a reduced number of new options (issued at a lower exercise price) equivalent to the same value as their existing options, based upon a Black-Scholes equal valuation model. Employees could choose to decline the offer of new options and keep their existing options. As a result, the Company cancelled approximately 4,370,100 options, and reissued re-priced options equal to approximately 3,714,182 shares. The options canceled were at exercise prices ranging from a high of $22.75 to a low of $6.38. The options were reissued in accordance with an exchange formula (using the Black-Scholes equal valuation model) that issued one-half of the new options at an exercise price of the then current market value ($5.00) and the remaining one-half at 150% of the then current market value ($7.50). The resulting value of the repriced options was the same as the exchanged options.

     The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

		Years Ended December 31,
		2000	1999	1998

Net Earnings (loss):	As Reported	$ 61,340	$ 43,435	$ (11,741)
	Pro Forma	57,251	40,098	(14,224)

EPS, basic	As Reported	1.03	0.74	(0.22)
EPS, diluted	As Reported	0.93	0.69	(0.22)

EPS, basic	Pro Forma	0.96	0.68	(0.27)
EPS, diluted	Pro Forma	0.87	0.64	(0.27)

     The fair value of the stock options included in the pro-forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998

Dividend yield	0%	0%	0%
Expected volatility	74%	74%	73%
Risk-free interest rate	5%	6%	5%
Expected life	4 years	4 years	4 years

     Transactions with respect to the plans for the three years ended December 31, 2000 were as follows (shares in thousands):

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,177	$ 8	5,441	$ 8	3,261	$ 13

Granted	299	11	2,339	9	7,627	8
Exercised	(881)	8	(344)	9	(110)	12
Canceled	(391)	8	(1,259)	11	(5,337)	13

Outstanding at end of year	5,204	$ 8	6,177	$ 8	5,441	$ 8

Exercisable at end of year	2,380	$ 8	1,655	$ 8	837	$ 11

	Options Outstanding		Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2000	Contractual Life	Exercise Prices	12/31/2000	Exercise Price

$ 5.00 - $ 6.99	1,921	6.4	$ 6	900	$ 5
$ 7.00 - $ 8.99	1,803	6.3	$ 8	1,010	$ 8
$ 9.00 - $ 11.99	1,077	8.4	$ 10	241	$ 11
$ 12.00 - $ 21.99	399	6.4	$ 15	225	$ 15
$ 22.00 - $ 25.00	4	4.0	$ 25	4	$ 25

$ 5.00 - $ 25.00	5,204	6.6	$ 8	2,380	$ 8

     The weighted-average grant date fair values for options granted in 2000, 1999 and 1998 were $6.01, $5.29, and $4.53, respectively.

     At December 31, 2000, the Company had warrants outstanding granting holders the right to purchase 3,609,449 shares of common stock.

     On July 7, 1997, the Company finalized the sale of $40 million of Coventry Convertible Exchangeable Subordinated Notes, together with warrants to purchase 2,352,941 shares at $10.63 per share of common stock. The purchase price for the warrants was $1.00 per share, valued by the Company and the purchaser. In December 2000, 2,117,647 of the warrants were exercised and 1,026,614 shares of the Company’s common stock were issued in a net exercise. The remaining warrants were exercised in January 2001.

     On April 1, 1998, the Company issued a warrant to PHC (the “Principal Warrant”) to purchase that number of shares of common stock equal to 66-2/3% of the total number of shares of common stock actually issued upon the exercise or conversion of the Company’s employee stock options and warrants issued and outstanding at March 31, 1998, on the same terms and conditions as set forth in the respective options and warrants. The subsequent repricing of outstanding employee stock options on September 10, 1998 (see above) did not affect the Principal Warrant. Options and warrants that terminated or expired and are not exercised, are also canceled in the Principal Warrant. At March 31, 1998, the Company had options and warrants outstanding for 5,800,480 shares of common stock, representing the right to purchase 3,866,986 shares under the Principal Warrant. On May 21, 1999, November 11, 1999 and March 31, 2000, PHC exercised a portion of the Principal Warrant pursuant to exercises of the underlying options and purchased 1,335, 10,915, and 47,533 shares of common stock, respectively. At December 31, 2000, the Principal Warrant represented the right to purchase approximately 3.1 million shares, taking into account exercises and cancellations.

     On May 18, 1998, the Company issued warrants to four individual consultants to purchase a total of 40,000 shares of common stock at an exercise price of $13.63 per share, expiring in 2003. On October 22, 1998, the Company issued warrants to certain providers to purchase a total of 10,000 shares of common stock at an exercise price of $7.63 per share, expiring in 2003. On December 21, 1998, the Company issued a warrant to an individual in connection with the acquisition of a health plan to purchase 85,239 shares of common stock at an exercise price of $8.32 per share, expiring in 2003. On December 21, 1998, the Company issued a warrant to an individual in connection with legal services to purchase 50,000 shares of common stock at an exercise price of $7.63 per share, expiring in 2009. On April 19, 1999, the Company issued a warrant to an individual in recognition of years served on the Company’s Board of Directors to purchase 10,000 shares of common stock at an exercise price of $7.63 per share, expiring in 2004. Warrants issued to West Penn Hospital to purchase 100,000 shares of common stock at $14.13 expired on July 1, 2000.

     The Company’s Employee Stock Purchase Plan, implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 7,883, 11,416, and 15,016, shares in 2000, 1999, and 1998 respectively.

K.   REINSURANCE

     Throughout 1998, 1999 and 2000, the Company had reinsurance agreements with American Continental Insurance Company and Continental Assurance Company for portions of the risk it has underwritten through its products. Reinsurance premiums for the years ended December 31, 2000, 1999 and 1998 were approximately $14.3 million, $9.9 million, and $1.0 million respectively. Reinsurance recoveries, including estimated amounts receivable, for the same periods were approximately $21.5 million, $5.9 million, and $0.6 million.

     These reinsurance agreements do not release the Company from its primary obligations to its membership. The Company remains liable to its membership if the reinsurers are unable to meet their contractual obligations under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvency, the Company evaluates the financial condition of its reinsurers on an annual basis. American Continental Insurance Company and Continental Assurance Company are both currently A rated by the A.M. Best Company.

     Medicaid risk exposures on approximately 83% of Missouri Medicaid members were reinsured through the State of Missouri mandated program. Reinsurance premiums for the years ended December 31, 2000, 1999 and 1998 were approximately $2.6 million, $2.3 million and $1.6 million, respectively. Reinsurance recoveries through the mandated program for the years ended December 31, 2000, 1999 and 1998 were approximately $3.6 million, $3.1 million and $2.1 million, respectively. In 2001, HCUSA will be reinsured by the Company’s subsidiary Coventry Health and Life Insurance Company.

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

     The minimum rental commitments payable and minimum sublease rentals to be received by the Company during each of the next five years ending December 31 and thereafter for noncancellable operating leases are as follows (in thousands):

	Rental	Sublease
Year	Commitments	Income

2001	$ 14,298	$ 2,513
2002	12,750	1,968
2003	9,762	1,095
2004	8,450	988
2005	7,292	887
Thereafter	9,699	813

	$ 62,251	$ 8,264

     Total rent expense was approximately $14.0 million, $14.5 million, and $14.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

M.   CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors which emphasize investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful collections adequately provides for estimated losses as of December 31, 2000. The Company has a risk of incurring loss if such allowances are not adequate.

     As discussed in Note K to the consolidated financial statements, the Company has reinsurance agreements with major insurance companies. The Company monitors the insurance companies’ financial ratings to determine compliance with standards set by state law. The Company has a credit risk associated with these reinsurance agreements to the extent the reinsurers are unable to pay valid reinsurance claims of the Company.

N.   BENEFIT PLANS

     On July 1, 1994, Coventry Corporation adopted an employee defined contribution retirement plan qualifying under Internal Revenue Code Section 401(k), the Coventry Corporation Retirement Savings Plan (the “Plan”), which covered substantially all employees of Coventry Corporation and its subsidiaries who meet certain requirements as to age and length of service and who elect to participate in the Plan. Effective March 31, 1998, the Company was formed as the parent company of an affiliated group of companies that includes Coventry Corporation. The Company, with the approval of Coventry Corporation, adopted and became sponsor of the Plan effective April 1, 1998. On April 1, 1998, the Coventry Health Care, Inc. Retirement Savings Plan (the “New Plan”) was adopted and any prior PHC and certain affiliated participant account balances included in the assets of the former PHC qualified retirement plan were rolled over into the New Plan at the election of the former PHC employees. Effective October 1, 1998, the Plan was merged with the New Plan. All employees that were participants under the Plan became participants in the New Plan. On October 1, 1998, the assets of the Plan were merged and transferred to: (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the New Plan’s participant loans and the Coventry Health Care, Inc. Common Stock. Effective October 1, 1999, pursuant to the merger of Coventry Health Plan of West Virginia, Inc. (“CHC-WV”), a wholly-owned subsidiary of the Company, and Carelink Health Plans, Inc. (“Carelink”) whereby Carelink was the surviving entity, Carelink became an adopting employer of the New Plan. Immediately upon participation in the New Plan, all participant account balances included in the assets of the former Carelink qualified retirement plan were rolled over into the New Plan. Effective February 1, 2000, pursuant to the acquisition approved by Coventry Health Care Development Corporation (“CHCDC”) and the Company, whereby PrimeONE, Inc. (“PrimeONE”) merged with and into Carelink, and Carelink was the surviving entity, PrimeONE became an adopting employer of the New Plan. Immediately upon participation in the New Plan, all participant account balances included in the assets of the former PrimeONE qualified retirement plan were rolled over into the New Plan. Effective August 1, 2000, pursuant to the merger of Coventry Health Care of Louisiana, Inc. (“CHC-LA”), a wholly-owned subsidiary of the Company, and Maxicare, Louisiana, Inc. (“Maxicare”) whereby CHC-LA was the surviving entity, all former Maxicare employees commenced participation in the New Plan. Effective October 1, 2000, pursuant to the acquisition of WellPath Community Health Plans, L.L.C. (“WellPath”) by the Company, WellPath became an adopting employer of the New Plan. Upon participation in the New Plan, all participant account balances included in the assets of the WellPath qualified retirement plans will be rolled over into the New Plan.

     Under the New Plan, as merged, participants may defer up to 15% of their compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation deferral and equal to 50% of the participant’s contribution on the second 3% of the participant’s compensation deferral. Participants will vest in the Company’s matching contributions in 50% increments annually over a period of two years, based on length of service with the Company and/or its subsidiaries. All costs of the New Plan, as merged, are funded by the Company and participants as they are incurred.

     On July 1, 1994, Coventry Corporation adopted a supplemental executive retirement plan (the “SERP”), which covered employees of Coventry Corporation and its subsidiaries who (1) meet certain requirements as to age and management responsibilities and/or salary, (2) are designated as being eligible to participate in the SERP by the Compensation and Benefits Committee of the Board of Directors of the Company, and (3) elect to participate in the SERP and the Plan. A similar supplemental executive retirement plan offered by HAPA was merged into the SERP effective July 1, 1994. The Company, with the approval of Coventry Corporation, adopted and became sponsor of the SERP effective April 1, 1998. Effective April 1, 1998, the SERP Plan name changed to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary, and up to 100% of any bonus awarded, over and beyond the compensation deferral limits of the Plan. Effective January 1, 1999, the Company amended the SERP’s definition of compensation to exclude income or proceeds from the Company’s Stock Incentive Plan and relocation payments. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation deferral and 50% of the participant’s contribution on the second 3% of the participant’s compensation deferral. Participants vest in the Company’s matching contributions ratably over two years, based on length of service. All costs of the SERP are funded by the Company as they are incurred.

     The cost, principally employer matching contributions, of the benefit plans charged to operations for 2000, 1999 and 1998 was approximately $3.7 million, $3.6 million, $4.0 million, respectively.

O.   STATUTORY INFORMATION

     The Company’s HMO subsidiaries are required by the respective domicile states to maintain minimum statutory capital and surplus in aggregate of approximately $88.5 million at December 31, 2000. Combined statutory capital and surplus of the Company’s HMOs was approximately $203.4 million at December 31, 2000. The states in which the Company’s HMOs operate require HMOs to maintain deposits with the Department of Insurance. These deposits, as part of cash equivalents and investments, totaled $22.4 million at December 31, 2000.

     The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. Several states where we have HMO operations have adopted those standards, effective either in 2001 or to be phased-in over a period of years. We do not expect the legislation enacted to date to have a material impact on our consolidated financial position in the near future.

     CH&L’s authorized control level risk-based capital is approximately $12.8 million. Total adjusted statutory capital and surplus of CH&L as of December 31, 2000 was approximately $39.9 million. Statutory deposits for CH&L as of December 31, 2000 totaled approximately $3.5 million.

P.   OTHER INCOME

     Other income for the years ended December 31, 2000, 1999, and 1998 includes investment income of approximately $41.2 million, $30.3 million, and $25.5 million, respectively.

Q.   EARNINGS PER SHARE

     Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS, when applicable, assumes the conversion of convertible notes and the exercise of all options, warrants and redeemable convertible preferred stock using the treasury stock method. Net earnings is increased for the assumed elimination of interest expense on the convertible notes. In all cases, however, losses are not diluted.

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

	Year Ended December 31, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 61,340	59,521	$ 1.03
Effect of dilutive securities:
Options and warrants		2,123
Redeemable convertible preferred stock		4,113

Diluted EPS	$ 61,340	65,757	$ 0.93

	Year Ended December 31, 1999

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 43,435	59,025	$ 0.74
Effect of dilutive securities:
Options and warrants		498
Redeemable convertible preferred stock		1,639
Convertible notes		2,997
Interest on convertible notes	848

Diluted EPS	$ 44,283	64,159	$ 0.69

	Year Ended December 31, 1998

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ (11,741)	52,477	$ (0.22)
Effect of dilutive securities:
Options and warrants
Redeemable convertible preferred stock

Diluted EPS	$ (11,741)	52,477	$ (0.22)

R.   LEGAL PROCEEDINGS

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2000 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     Other managed care companies have been sued recently in class action lawsuits claiming violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of a similar suit, the Company believes there is no valid basis for such a suit.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company’s operations.

S.   SEGMENT INFORMATION

	Year Ended December 31, 2000
	(in thousands)

		Government
	Commercial	Programs	Total

Revenues	$ 1,859,155	$ 697,798	$ 2,556,953
Gross Margin	280,457	92,026	372,483

	Year Ended December 31, 1999
	(in thousands)

		Government
	Commercial	Programs	Total

Revenues	$ 1,541,786	$ 540,289	$ 2,082,075
Gross Margin	235,084	60,621	295,705

	Year Ended December 31, 1998
	(in thousands)

		Government
	Commercial	Programs	Total

Revenues	$ 1,561,640	$ 471,732	$ 2,033,372
Gross Margin	165,299	45,699	210,998

     Following are reconciliations of reportable segment information to financial statement amounts, in thousands:

	Years Ended December 31,
	2000	1999	1998

Revenues:
Reportable segments	$ 2,556,953	$ 2,082,075	$ 2,033,372
Management services	47,957	80,297	77,011

Total revenues	$ 2,604,910	$ 2,162,372	$ 2,110,383

Earnings (loss) before income taxes:
Gross margin from reportable segments	$ 372,483	$ 295,705	$ 210,998
Management services	47,957	80,297	77,011
Selling, general and administrative	(330,899)	(299,942)	(291,919)
Depreciation and amortization	(27,026)	(28,205)	(25,793)
Merger costs	--	--	(6,492)
Other income, net	39,553	29,906	27,251
Interest expense	--	(1,761)	(8,566)

Earnings (loss) before income taxes	$ 102,068	$ 76,000	$ (17,510)

T.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2000 and 1999.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000 (1)

Operating revenues	$ 617,410	$ 621,194	$ 647,617	$ 718,689
Operating earnings	11,150	12,772	14,927	23,666
Net earnings	11,742	13,254	15,406	20,938
Net earnings per share - basic	0.20	0.23	0.26	0.34
Net earnings per share - diluted	0.18	0.21	0.23	0.31
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	1999	1999	1999	1999 (1)(2)

Operating revenues	$ 527,848	$ 531,831	$ 529,889	$ 572,804
Operating earnings	8,683	9,626	11,391	18,155
Net earnings	8,293	9,157	10,970	15,015
Net earnings per share - basic	0.14	0.16	0.19	0.25
Net earnings per share - diluted	0.14	0.15	0.17	0.24

(1)	In October 1999, the Company reached a settlement with AHERF. As a result of the settlement, the Company released $6.3 million of its AHERF reserve that was reflected as a gain in the fourth quarter of 1999. The Company also recorded a gain in the fourth quarter of 2000, which included a $4.1 million settlement from AHERF’s bankruptcy proceedings and a $4.3 million release of the Company’s AHERF reserve.
(2)	The Company closed its subsidiary, Coventry Health Care of Indiana, Inc., at the end of the fourth quarter of 2000. As a result of the cost associated with exiting the Indiana market, the Company recorded a reserve for $2.0 million in the fourth quarter of 1999.

U.   SUBSEQUENT EVENTS

     Effective January 1, 2001, the Company completed its acquisition of Health Partners of the Midwest’s commercial membership, for a total purchase price of approximately $4.5 million. This acquisition brings the Company’s total risk membership in St. Louis to more than 346,000 and total self-insured membership to more than 48,000.

     On January 18, 2001, the Company announced that its subsidiary, Coventry Health Care of Kansas, Inc., had signed a definitive agreement to acquire Kaiser Foundation Health Plan of Kansas City, Inc.’s, (“Kaiser”) membership in Kansas City. Kaiser’s Kansas City operation has approximately 50,000 commercial and 5,000 Medicare members. The acquisition will ultimately bring Coventry’s total membership in Kansas City to approximately 110,000 members.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10:    Directors and Executive Officers of the Registrant.

     The information set forth under the captions “Directors and Executive Officers” and “Election of Directors” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

Item 11:    Executive Compensation.

     The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated herein by reference.

Item 12:   Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the captions “Executive Compensation,” “Voting Stock Outstanding and Shareholders,” and “Voting Stock Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

Item 13:    Certain Relationships and Related Transactions.

     The information set forth under the caption “Certain Transactions” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders, which the Company intends to file within 120 days after its fiscal year-end, is incorporated by reference herein.

PART IV

Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements	Form 10-K
			Pages

		Report of Independent Public Accountants	32
		Consolidated Balance Sheets, December 31, 2000 and 1999	33
		Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998	34
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 1999, and 1998	35
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998	36
		Notes to Consolidated Financial Statements, December 31, 2000, 1999, and 1998	37 - 57

	2.	Financial Statement Schedules
		Report of Independent Public Accountants	S - 1
		Schedule V - Valuation and Qualifying Accounts	S - 2

	3.	Exhibits Required To Be Filed By Item 601 Of Regulations S-K

Exhibit No.	Description of Exhibit

2.1	Capital Contribution and Merger Agreement dated as of November 3, 1997 (“Combination Agreement”) by and among Coventry Corporation, Coventry Health Care, Inc., Principal Mutual Life Insurance Company, Principal Holding Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4, Registration Statement No. 333-45821, of Coventry Health Care, Inc.)
2.2	Agreement and Plan of Merger by and among Coventry Corporation, Coventry Health Care, Inc. and Coventry Merger Corporation (Incorporated by reference to Exhibit 2.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
3.2	Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
4.1.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 1998).
4.1.2	Specimen Series A Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.2.1	Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 1998).
4.2.2	Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 21, 1998).
4.2.3	Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C..
4.3.1	Amended and Restated Securities Purchase Agreement dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P., together with Exhibit A (Form of Convertible Note), Exhibit B (Form of Warrant) and Exhibit C (Form of Certificate of Designation of Series A Preferred Stock) (Incorporated by reference to Exhibit 10 to Coventry Corporation’s Form 8-K dated May 7, 1997).
4.3.2	Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
4.4	Amended Form of Convertible Note (Incorporated by reference to Exhibit 4.5 of Coventry Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).
4.5	Consent to the Combination Agreement of Warburg, Pincus Ventures, L.P. dated December 18, 1998 (Incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K dated April 8, 1998).
4.6.1	Common Stock Purchase Warrant dated as of April 1, 1998 issued to Principal Health Care, Inc. pursuant to the Combination Agreement (Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K dated April 8, 1998).
4.6.2	Amendment No. 1 to Common Stock Purchase Warrant effective as of October 29, 1998, issued to Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
4.7	Form of Common Stock Purchase Warrant, as amended, of Coventry Corporation issued to Warburg, Pincus Ventures, L.P. (and also to Franklin Capital Associates III, L.P. for 235,294 shares of common stock) (assumed by the Company as of April 1, 1998) (Incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K dated April 8, 1998).
4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
4.9	Common Stock Purchase Warrant issued as of January 4, 1999 to John W. Campbell (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).
4.10	Shareholders’ Agreement, dated as of April 1, 1998, by and among Coventry Health Care, Inc., Principal Mutual Life Insurance Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K dated April 8, 1998).
4.11	Shareholders’ Agreement dated as of May 5, 2000, by and among Coventry Health Care, Inc., Warburg, Pincus Ventures, L.P., a Delaware limited partnership, Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a Netherlands limited partnership, Warburg, Pincus Netherlands Equity Partners II, C.V., a Netherlands limited partnership, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands limited partnership. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, Quarterly Report for the quarter ended September 30, 2000.)
10.1	Agreement dated May 19, 1999 between the Company and Principal Life Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).
10.2	Form of Coinsurance Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.2 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.3	Form of Renewal Rights Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.3 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.4	Form of Transition Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.4 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.5	Form of Management Services Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.5 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.6	Form of Tax Benefit Restitution Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.7 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.7	Form of License Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.8 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.8	Form of Marketing Service Agreement executed as of April 1, 1998, pursuant to the Combination Agreement (Incorporated by reference to Exhibit 10.9 to Form S-4, Registration Statement No. 333-45821 of Coventry Health Care, Inc.).
10.9	Principal Health Care of Florida, Inc. Stock Purchase Agreement dated as of October 14, 1998, by and among Coventry Health Care, Inc., as Seller, Blue Cross and Blue Shield of Florida, Inc., Principal Health Care of Florida, Inc. and Health Options, Inc., as Buyer (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.10	Stock Purchase Agreement dated October 2, 1998, between Coventry Health Care, Inc., as Seller, and First American Group of Companies, Inc., as Buyer (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.11	Employment Agreement effective as of January 1, 2001, between Allen F. Wise and the Company.
10.12	Employment Agreement effective as of January 1, 2001 between Thomas P. McDonough and the Company.
10.13	Employment Agreement effective as of January 1, 2001 between Dale B. Wolf and the Company.
10.14.1	Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).
10.14.2	Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 1999).
10.15	Form of Company’s Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Claudia Bjerre, Janet M. Stallmeyer, Francis S. Soistman, Jr., Harvey Pollack, Ronald M. Chaffin, Bernard J. Mansheim, M. D., Thomas Davis (included executive’s right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), J. Stewart Lavelle (includes executive’s right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate), and Harvey C. DeMovick, Jr. (includes executive’s right to terminate and receive severance if there is a significant change in his position or reporting relationship as a result of a change in control) (Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q, Quarterly Report, for the quarter ended June 30, 1998).
10.16	Employment Agreement dated January 1, 1997 executed by Jan H. Hodges (Incorporated by reference to Exhibit 10 (xxvii) to Coventry Corporation’s Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).
10.17	Employment Agreement dated January 15, 1997 executed by Shirley R. Smith (Incorporated by reference to Exhibit 10 (xxiv) to Coventry Corporation’s Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).
10.18	Form of Company’s Agreement (for Key Executives) dated September 12, 1995 (executed by James R. Hailey, Jan H. Hodges, and Shirley R. Smith) (Incorporated by reference to Exhibit (xxix) to Coventry Corporation’s Form 10-Q, Quarterly Report, for the quarter ended September 30, 1995).
10.19	Separation Agreement and Release dated April 13, 1999 between Richard H. Jones and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, Quarterly Report for the quarter ended June 30, 1999).
10.20	Second Amended and Restated 1987 Statutory-Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation’s Form 10-K for fiscal year ended December 31, 1993).
10.21	Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10.22	1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.23	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.24	Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.25	Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.26	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (February 22, 2001).
10.27	2000 Management Incentive Plan (Incorporated by reference to the Company’s Form 10-Q, Quarterly Report, for the quarter ended June 30, 2000).
10.28	Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of September 1, 2000.
10.29.1	Form of Coventry Health Care, Inc. Retirement Savings Plan, effective April 1, 1998. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.29.2	Amendment No. 1, Coventry Health Care, Inc. Retirement Savings Plan, effective October 1, 1998. (Incorporated by reference to Exhibit 10.27.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.30.1	Coventry Corporation Supplemental Executive Retirement (“SERP”) Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Coventry Corporation’s Form S-8, Registration Statement No. 33-81358).
10.30.2	First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.30.3	Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.30.4	Third Amendment to SERP dated April 30, 1998 (Incorporated by reference to Exhibit 10.32.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.30.5	Fourth Amendment to SERP dated November 4, 1999. (Incorporated by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.31.1	Global Capitation Agreement, dated March 12, 1997, by and among Group Health Plan, Inc., HealthCare USA of Missouri, L.L.C. and BJC Health Systems. (Incorporated by reference to Exhibit 10.5 to Coventry Corporation’s Form 8-K/A dated March 12, 1998).*
10.31.2	Second Amendment to the Global Capitation Agreement by and between Group Health Plan, Inc., HealthCare USA of Missouri, L.L.C., and BJC Health System dated February 26, 1999. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).*
21	Subsidiaries of the Registrant.
23	Consent of Arthur Andersen LLP.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     * Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: March 28, 2001	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: March 28, 2001	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 28, 2001	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (Principal Function)	Date

By: /s/ John H. Austin, M.D.	Chairman of the Board and Director	March 28, 2001

John H. Austin, M.D.

By: /s/ Allen F. Wise	President, Chief Executive Officer	March 28, 2001
and Director
Allen F. Wise

By: /s/ Dale B. Wolf	Executive Vice President, Chief	March 28, 2001
Financial Officer and Treasurer
Dale B. Wolf

By: /s/ Lawrence N. Kugelman	Director	March 28, 2001

Lawrence N. Kugelman

Director

Emerson D. Farley, Jr., M.D.

By: /s/ Joel Ackerman	Director	March 28, 2001

Joel Ackerman

By: /s/ Elizabeth E. Tallett	Director	March 28, 2001

Elizabeth E. Tallett

Director

Thomas L. Blair

By: /s/ Thomas J. Graf	Director	March 28, 2001

Thomas J. Graf

By: /s/ David J. Drury	Director	March 28, 2001

David J. Drury

Director

Rodman W. Moorhead, III

S-1

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors
     of Coventry Health Care, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Coventry Health Care, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 1, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

     Baltimore, Maryland
     February 1, 2001

S-2

SCHEDULE V
COVENTRY HEALTH CARE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions Charged to	Deductions	Balance at
	Beginning of Period	Income Statement (1)	(Charge Offs)(1)	End of Period

Year ended December 31, 2000:
Allowance for doubtful accounts	$ 5,548	$ 5,848	$ (6,510)	$ 4,886

Year ended December 31, 1999:
Allowance for doubtful accounts	$ 12,023	$ 4,562	$ (11,037)	$ 5,548

Year ended December 31, 1998:
Allowance for doubtful accounts	$ 7,378	$ 15,935	$ (11,290)	$ 12,023

(1)	Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge-offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

4.2.3	Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C..
10.11	Employment Agreement effective as of January 1, 2001, between Allen F. Wise and the Company.
10.12	Employment Agreement effective as of January 1, 2001 between Thomas P. McDonough and the Company.
10.13	Employment Agreement effective as of January 1, 2001 between Dale B. Wolf and the Company.
10.26	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan (February 22, 2001).
10.28	Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of September 1, 2000.
21	Subsidiaries of the Registrant.
23	Consent of Arthur Andersen LLP.

Note: This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” of this Form 10-K.

Links

PART I:
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II:
  Item 5. Market for the Registrant's Commone Equity and Related Stokholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES

INDEX TO EXHIBITS