Form 10-Q
period 2001-03-31
COVENTRY HEALTH CARE INC
filed 2001-05-14
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES ☑ NO ☐

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001
Common Stock $.01 Par Value	64,743,698

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 248,958	$ 256,229
Short-term investments	93,967	84,659
Accounts receivable, net	62,984	59,654
Other receivables, net	60,337	59,226
Deferred income taxes	41,111	41,111
Other current assets	7,617	5,621

Total current assets	514,974	506,500

Long-term investments	448,158	411,562
Property and equipment, net	35,592	38,066
Goodwill and intangible assets, net	262,623	261,840
Other long-term assets	21,237	21,068

Total assets	$ 1,282,584	$ 1,239,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claim liabilites	$ 402,310	$ 388,051
Other medical liabilities	55,162	56,836
Accounts payable and other accrued liabilities	149,949	146,304
Deferred revenue	51,138	40,972

Total current liabilities	658,559	632,163

Long-term liabilities	7,870	6,443

Total liabilities	666,429	638,606

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized;
66,932,186 shares issued and 65,119,474 outstanding in 2001;
and 66,306,880 shares issued and 65,102,006 outstanding 2000	665	663
Treasury stock, at cost, 1,812,712 and 1,204,874 shares
in 2001 and 2000, respectively	(19,568)	(10,810)
Additional paid-in capital	540,430	538,804
Accumulated other comprehensive income	6,662	3,276
Retained earnings	87,966	68,497

Total stockholders’ equity	616,155	600,430

Total liabilities and stockholders’ equity	$ 1,282,584	$ 1,239,036

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,

	2001	2000

Operating revenues:
Managed care premiums	$736,461	$606,337
Management services	14,950	11,073

Total operating revenues	751,411	617,410

Operating expenses:
Medical costs	634,809	517,972
Selling, general and administrative	91,334	81,485
Depreciation and amortization	6,402	6,803

Total operating expenses	732,545	606,260

Operating earnings	18,866	11,150
Other income, net	11,369	8,997

Earnings before income taxes	30,235	20,147
Provision for income taxes	11,644	8,405

Cummulative effect of change in accounting
principle - SFAS 133, net of tax	878	--

Net earnings	$ 19,469	$ 11,742

Net earnings per share:
Basic before Cumulative effect - SFAS 133	$ 0.29	$ 0.20
Cumulative effect - SFAS 133	$ 0.01	$ -

Basic EPS	$ 0.30	$ 0.20

Diluted before Cumulative effect - SFAS 133	$ 0.27	$ 0.18
Cumulative effect - SFAS 133	$ 0.02	$ -

Diluted EPS	$ 0.29	$ 0.18

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,

	2001	2000

Net cash provided by operating activities	$ 46,077	$ 19,133

Cash flows from investing activites:
Capital expenditures, net	(1,602)	(3,617)
Sales of investments	95,922	86,133
Purchases of investments	(135,886)	(92,393)
Payments for acquisitions, net of cash acquired	(2,889)	(4,405)

Net cash used in investing acitivies	(44,455)	(14,282)

Cash flows from financing activities:
Net payments for repurchase and issuance of stock	(8,893)	(4,832)

Net cash used in financing activities	(8,893)	(4,832)

Net (decrease) increase in cash and cash equivalents	(7,721)	19
Cash and cash equivalents at beginning of period	256,229	240,076

Cash and cash equivalents at end of period	$ 248,958	$ 240,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ --
Income taxes paid, net	$ 671	$ 543

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

2.  SIGNIFICANT ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of the derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. In June 1999, the FASB also issued SFAS No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, which amends SFAS No. 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment was shown separately as a cumulative effect of a change in accounting principle.

     In February 2001, the FASB issued a revised Exposure Draft entitled “Business Combinations and Intangibles Accounting for Goodwill.” This proposed Statement would prohibit registrants from using the pooling method of accounting for business combinations. This guidance would also continue to require recognition of purchased goodwill as an asset but would prohibit amortization of such goodwill. Goodwill would instead be tested for impairment on an ongoing basis using a fair-value-approach, and any adjustments thereto would result in a separate charge to earnings in the period in which the impairment took place. A final effective date has not yet been decided. Earlier application would not be permitted, nor would retroactive application to financial statements of prior periods. The effect, on the Company, of the adoption of this proposed Statement would be to eliminate goodwill amortization expense.

3.  ACQUISITIONS AND DISPOSITIONS

     On January 1, 2001, the Company completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price of approximately $4.5 million. This acquisition brings the Company’s total risk membership in St. Louis to more than 349,000 and total self-insured membership to more than 49,000.

4.  COMPREHENSIVE INCOME

     Comprehensive income for the quarters ended March 31, 2001 and 2000 is as follows (in thousands):

	Quarters Ended March 31,

	2001	2000

Net earnings	$ 19,469	$ 11,742
Other comprehensive gain (loss):
Holding gain (loss)	6,851	(579)
Reclassification adjustment	139	(159)
Cumulative effect - SFAS 133	(1,439)

Sub-Total	5,551	(738)
Tax (Provision) Benefit	(2,165)	288

Comprehensive Income	$ 22,855	$ 11,292

5.  EARNINGS PER SHARE

     Basic earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes the exercise of all options, warrants and redeemable convertible preferred stock using the treasury stock method.

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

	Quarter Ended March 31, 2001

	Earnings	Shares	Per Share
Basic EPS	(Numerator)	(Denominator)	Amount

Earnings before cumulative effect - SFAS 133	$ 18,591	65,119	$ 0.29
Cumulative effect - SFAS 133	878		0.01

Basic EPS	$ 19,469		$ 0.30

Diluted EPS
Earnings before cumulative effect - SFAS 133	$ 18,591	65,119
Effect of dilutive securities:
Options and warrants		2,789

	$ 18,591	67,908	$ 0.27
Cumulative effect - SFAS 133	878		0.02

Diluted EPS	$ 19,469		$ 0.29

	Quarter Ended March 31, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 11,742	58,850	$ 0.20
Effect of dilutive securities:
Options and warrants		255
Redeemable convertible preferred stock		4,709

Diluted EPS	$ 11,742	63,814	$ 0.18

6.  SEGMENT INFORMATION

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

     Government products include Medicare and Medicaid. The Company provides comprehensive health benefits to members participating in government programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment.

	Quarter Ended March 31, 2001
	(in thousands)

		Government
	Commercial	Programs	Total

Revenues	$ 565,725	$ 170,736	$ 736,461
Gross Margin	74,993	26,659	101,652

	Quarter Ended March 31, 2000
	(in thousands)

		Government
	Commercial	Programs	Total

Revenues	$ 439,046	$ 167,291	$ 606,337
Gross Margin	70,812	17,553	88,365

     Following are reconciliations of total reportable segment information to financial statement amounts:

	Quarters Ended March 31,

	2001	2000

Revenues:
Reportable segments	$ 736,461	$ 606,337
Management services	14,950	11,073

Total revenues	$ 751,411	$ 617,410

Earnings before income taxes:
Gross margin from reportable segments	$ 101,652	$ 88,365
Management services	14,950	11,073
Selling, general, and administrative	(91,334)	(81,485)
Depreciation and amortization	(6,402)	(6,803)
Other income, net	11,369	8,997

Earnings before income taxes	$ 30,235	$ 20,147

7. LEGAL PROCEEDINGS

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of the “prompt pay” statutes in certain states, and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     It is possible that the Company may be the target of other similar lawsuits involving RICO, and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant effect on the Company’s operations.

8. SUBSEQUENT EVENTS

     Effective April 1, 2001, Coventry Health Care of Kansas, Inc. completed its acquisition of Kaiser Foundation Health Plan of Kansas City, Inc.‘s commercial and Medicare+Choice membership located in Kansas City. The acquisition brings Coventry’s total membership in Kansas City to approximately 140,000.

     On May 3, 2001, Coventry Health Care, Inc. announced that its Board of Directors has approved plans to transfer Coventry’s listing to the New York Stock Exchange (“NYSE®”). Coventry has filed an application with the NYSE® and trading is expected to begin on the NYSE® on Wednesday, May 16, 2001 under the new ticker symbol “CVH”. Until that time, Coventry will continue trading on the Nasdaq® stock market.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2001 and 2000

     The statements contained in this Form 10-Q that are not historical are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect the Company’s business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, marketing of products or accreditation or certification of the products by private or governmental bodies and imposition of regulatory restrictions. Other factors that may materially affect the Company’s business include issues relating to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

GENERAL

     Overview

     Coventry Health Care, Inc. (together with its subsidiaries, the “Company”, “Coventry”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans, and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) products, and Medicare and Medicaid products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     As of March 31, 2001, in continuing operations, Coventry had 1,436,688 members for whom it assumes underwriting risk (“risk members”) and 287,889 members of self-insured employers for whom it provides management services, but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of March 31, 2001 and 2000 and the percentage change in membership between those dates:

	March 31,		Percent
	2001	2000	Change

Risk membership in continuing operations:
Carolinas	114,557	38,972	193.9%
Delaware	85,097	74,414	14.4%
Georgia	36,051	29,217	23.4%
Iowa	74,496	75,155	(0.9%)
Kansas City	89,402	77,068	16.0%
Louisiana	58,786	40,649	44.6%
Nebraska	41,415	25,898	59.9%
Pennsylvania	390,333	367,325	6.3%
Richmond	56,919	55,402	2.7%
St. Louis	349,263	346,610	0.8%
West Virginia	96,345	93,990	2.5%
Wichita	44,024	42,411	3.8%

Total risk membership	1,436,688	1,267,111	13.4%
Total non-risk membership	287,889	240,301	19.8%

Total membership in continuing operations	1,724,577	1,507,412	14.4%
Total membership in non-continuing operations:
Indiana	--	10,703	(100.0%)

Total membership	1,724,577	1,518,115	13.6%

	March 31,		Percent
	2001	2000	Change

Risk membership in continuing operations:
Commercial	1,181,901	1,023,106	15.5%
Governmental programs	254,787	244,005	4.4%

Total risk membership in continuing operations	1,436,688	1,267,111	13.4%
Total non-risk membership	287,889	240,301	19.8%

Total membership in continuing operations:	1,724,577	1,507,412	14.4%
Total membership in non-continuing operations:
Indiana	--	10,703	(100.0%)

Total membership	1,724,577	1,518,115	13.6%

     The Company’s operating expenses are primarily medical costs, including medical claims under contractual relationships with a wide variety of providers, and capitation payments. Medical claims expense also includes an estimate of claims incurred but not reported (“IBNR”). The Company currently believes that the estimates for IBNR liabilities are adequate in order to satisfy its ultimate medical claims liability with respect thereto. In determining the Company’s medical claims liabilities, the Company employs plan by plan standard actuarial reserve methods (specific to the plans’ membership, product characteristics, geographic territories and provider network) that consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical costs, as well as claim payment backlogs and the timing of provider reimbursements. Reserve estimates are reviewed by underwriting, finance, accounting, and other appropriate plan and corporate personnel and judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. The Company continually monitors and reviews its IBNR reserves, and, as actual settlements are made or accruals adjusted, reflects these differences in current operations.

Acquisitions and Dispositions

     On January 1, 2001, the Company completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price of approximately $4.5 million. This acquisition brings the Company’s total risk membership in St. Louis to more than 349,000 and total self-insured membership to more than 49,000.

     On April 2, 2001, Coventry Health Care of Kansas, Inc. completed its acquisition of Kaiser Foundation Health Plan of Kansas City, Inc.‘s commercial and Medicare+Choice membership located in Kansas City. The acquisition brings Coventry’s total membership in Kansas City to approximately 140,000, making it one of the largest health plans in the market.

Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of the “prompt pay” statutes in certain states, and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     It is possible that the Company may be the target of other similar lawsuits involving RICO, and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant effect on the Company’s operations.

RESULTS OF OPERATIONS

     Quarters Ended March 31, 2001 and 2000

     Total membership increased by 13.6% from the prior year’s first quarter, of which 13.1% was attributable to the acquisitions of WellPath, Health Partners, and Maxicare. The Company has experienced a recent decline in Medicare membership as a result of exiting certain markets and changes being made to the rate and benefit structures, effective January 1, 2001. This has been offset by a steady increase in Commercial and Medicaid membership.

     Managed care premium revenue increased from the prior year’s first quarter by 21.5% as a result of the acquisitions previously mentioned and as a result of rate increases that occurred throughout the year 2000 and the first quarter of 2001. Commercial yields increased by an average of 11.5% over first quarter 2000 on a per member per month (“PMPM”) basis, to $159.95 PMPM. Premiums for Government programs decreased by an average of 3.2% over first quarter 2000 to $225.07 PMPM, due to the decline in the Medicare membership as a percent of the total membership in Government programs. Coventry will continue to be diligent in attempting to obtain adequate premium increases and expects a continuation of the current positive rate environment for the balance of the year, including Commercial rate increases on renewals consistent with the first quarter level of 12.5%.

     Management services revenue increased from the prior year’s first quarter primarily due to the increase in non-risk membership as a result of the acquisitions of WellPath and Health Partners.

     Medical costs increased from the prior year’s first quarter due primarily to the additional expenses associated with acquisitions and medical trends. The increase in medical costs associated with the acquisitions had a negative impact on the Company’s medical loss ratio (“MLR”) causing an 0.8% increase from the prior year’s first quarter, to 86.2%. Excluding the two most recent acquisitions, the MLR would have been more favorable at 85.0% for the quarter.

     Coventry continues to focus on ways to control its medical costs, including implementation of best practices to reduce inpatient days and improvement of the overall quality and level of care. Coventry is also continuously monitoring and renegotiating with its provider networks to improve reimbursement rates and improve member access to providers.

     Medical claim liability accruals are continually monitored and reviewed, with differences for actual settlements from reserves reflected in current operations. In addition to the procedures for determining reserves as discussed above, the Company reviews the actual payout of claims relating to prior period accruals, which may take more than six months to develop fully. Medical costs are affected by a variety of factors, including the severity and frequency of claims that are difficult to predict and may not be entirely within the Company’s control. The Company continually refines its actuarial practices to incorporate new cost events and trends.

     Selling, general and administrative (“SG&A”) expense increased primarily due to the previously mentioned acquisitions. SG&A as a percentage of revenue decreased from the prior year’s first quarter by 1.0% to 12.2% for the quarter ended March 31, 2001. The decrease in SG&A expense as a percent of revenue was due to increased revenue, primarily attributable to the rate increases mentioned above and to acquisitions, which required minimal incremental SG&A expense.

     Other income, net of interest expense, increased from the prior year’s first quarter. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company’s short-term and long-term investments compared to the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company’s total cash and investments, excluding deposits of $10.1 million restricted under state regulations, increased $50.9 million to $781.0 million at March 31, 2001 from $730.1 million at December 31, 2000. The increase was primarily attributable to the cash inflow from operating activities reduced by capital expenditures of $1.6 million.

     The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities improved to $304.6 million at March 31, 2001 from $285.9 million at December 31, 2000.

     The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary, CH&L. The majority of states in which the Company operates health plans have adopted a Risk-Based Capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is equal to 200% of their RBC. Although not all states in which the Company operates have adopted the RBC policy, the total surplus in excess of 200% of RBC for all of the Coompany’s HMO subsidiaries is approximately $50.6 million, up from $41.1 million at December 31, 2000. The increae is due partially from income from the current quarter and partially from a capital contribution made by the parent company to one of the HMO subsidiaries in order to comply with the newly adopted RBC policy for that state.

     CH&L had excess surplus of approximately $11.1 million and $7.9 million at March 31, 2001 and December 31, 2000, respectively. The improvement was due entirely to CH&L’s first quarter net income.

     Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $74.8 million and $79.1 million at March 31, 2001 and December 31, 2000, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary’s impairment of net worth requirements.

     Projected capital investments in 2001 of approximately $12.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of March 31, 2001, approximately $1.6 million has been spent.

     The Company believes that cash flows generated from operations, cash and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2001.

SHARE REPURCHASES

     As part of a program previously authorized by the Board of Directors, the Company repurchased 679,500 and 826,200 shares of its common stock during the quarter ended March 31, 2001 and in 2000, respectively, at an aggregate cost of $9.4 million and $6.4 million in 2001 and 2000, respectively. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions.

E-COMMERCE INITIATIVES

     The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members. The Company’s e-commerce initiatives are extending the Company’s core business functions directly to the customers in an effort to deliver increased customer value, in a complex and rapidly changing business and regulatory environment.

     Provider Channel. The Company continues to work to roll out a full suite of services to health care providers in the Company’s multiple markets. The Company is currently implementing Internet services to manage the electronic submission and processing of eligibility determination, referrals and authorizations, claims submission, claim status, and reporting. The Company expects to gain administrative savings from expanded real-time transaction processing, as well as enhanced provider connectivity and increased provider satisfaction.

     Broker/Employer Channel. The Company continues to work for the delivery of Internet solutions that automate the entire sales and enrollment process for the Company’s small group insurance market. This product is a web-based application that streamlines the end-to-end process of quoting, enrollment, underwriting, case installation and renewal for employee benefits providers, their sales representatives, agents and customers. The Company is currently live with the product in a few of its markets. The Company’s remaining health plans will follow these implementations in 2001 and 2002.

     Member/Employer Channel. The Company continues to work on web site design through implementation and hosting services. The Company replaced all of the its legacy web sites with professionally designed “customer centric” web sites, easily navigated by members, employers, physicians and brokers for rich health plan and health care information and on-line customer service transaction functionality. The Company is also live with a new online formulary, which is being used internally by the Company’s customer support services, as well as externally by the Company’s customers.

     The rollout of secure web transaction functionality for the Company’s health plan members is underway. Members can now access eligibility, benefit, claim and referral information online as well as request ID cards at any time. Primary care physician and address change requests may also be submitted via the web, all through the use of a secure ID and password. Additionally, the Company provides links to health care and medical information on the Internet.

     Later in 2001, the Company will go live with employer functionality that will allow employers to view billing and eligibility information online. This functionality will enable them to reconcile billing statements and verify eligibility without a phone call. The Company continues to provide online health care directory technology, which makes information about its health plan providers available to members.

LEGISLATION AND REGULATION

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict the Company’s ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management of the Company believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on the Company or its results of operations in the short-term.

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

     The Company’s only material risk in investments in financial instruments is in its debt securities portfolio. The Company invests primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage-backed debt securities. Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, based on the valuation at December 31, 2000, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature.

     The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company’s investments at March 31, 2001 was $542.1 million. Investments at March 31, 2001 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$ 119,588	$ 119,977
1 to 5 years	210,869	216,314
6 to 10 years	54,777	56,670
Over 10 years	145,911	149,164

Total short-term and long-term securities	$ 531,145	$ 542,125

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

     Based on the Company’s investment portfolio and interest rates at March 31, 2001, using a weighted average of investment duration, a 100 basis point increase in interest rates would result in a decrease of $13.1 million or 2.4%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), violations of the “prompt pay” statutes in certain states, and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     It is possible that the Company may be the target of other similar lawsuits involving RICO, and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although it is possible that the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant effect on the Company’s operations.

ITEMS 2, 3, 4 and 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

     (a) Exhibit Listing

Exhibit No.	Description of Exhibit

10.1	2001 Management Incentive Plan

     (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: May 11, 2001	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: May 11, 2001	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 11, 2001	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

EXHIBIT LISTING

Exhibit No.	Description of Exhibit

10.1	2001 Management Incentive Plan

Links

PART I: FINANCIAL INFORMATION
  ITEM 1: Financial Statements
  ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
    Overview
    Results of Operations
    Liquidity and Capital Resources
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
PART II: OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2, 3, 4 and 5: Not Applicable
  ITEM 6: Exhibits and Reports on Form 8-K
  Signatures
  Exhibits