Form 10-Q
period 2001-06-30
COVENTRY HEALTH CARE INC
filed 2001-08-13
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

YES ☑ NO ☐

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001
Common Stock $.01 Par Value	65,296,586

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 234,229	$ 256,229
Short-term investments	80,507	84,659
Accounts receivable, net	74,577	59,654
Other receivables, net	54,664	59,226
Deferred income taxes	41,111	41,111
Other current assets	8,366	5,621

Total current assets	493,454	506,500
Long-term investments	495,097	411,562
Property and equipment, net	33,618	38,066
Goodwill and intangible assets, net	264,351	261,840
Other long-term assets	21,100	21,068

Total assets	$ 1,307,620	$ 1,239,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claim liabilites	$ 408,935	$ 388,051
Other medical liabilities	47,721	56,836
Accounts payable and other accrued liabilities	150,028	146,304
Deferred revenue	58,253	40,972

Total current liabilities	664,937	632,163
Long-term liabilities	6,739	6,443

Total liabilities	671,676	638,606

Stockholders' equity:
Common stock, $.01 par value; 200,000,000 shares authorized;
66,548,801 shares issued and 64,787,246 outstanding in 2001;
and 66,306,880 shares issued and 65,102,006 outstanding in 2000	665	663
Treasury stock, at cost, 1,761,555 and 1,204,874 shares
in 2001 and 2000, respectively	(19,016)	(10,810)
Additional paid-in capital	540,922	538,804
Accumulated other comprehensive income	4,989	3,276
Retained earnings	108,384	68,497

Total stockholders' equity	635,944	600,430

Total liabilities and stockholders' equity	$ 1,307,620	$ 1,239,036

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues:
Managed care premiums	$770,623	$610,102	$1,507,085	$1,216,439
Management services	16,076	11,092	31,026	22,165

Total operating revenues	786,699	621,194	1,538,111	1,238,604

Operating expenses:
Medical costs	663,736	522,255	1,298,546	1,040,226
Selling, general and administrative	95,511	79,546	186,845	161,031
Depreciation and amortization	6,433	6,621	12,835	13,424

Total operating expenses	765,680	608,422	1,498,226	1,214,681

Operating earnings	21,019	12,772	39,885	23,923
Other income, net	11,916	9,339	23,285	18,335

Earnings before income taxes	32,935	22,111	63,170	42,258
Provision for income taxes	12,517	8,857	24,161	17,262

Cummulative effect of change in accounting
principle - SFAS 133, net of tax	--	--	878	--

Net earnings	$ 20,418	$ 13,254	$ 39,887	$ 24,996

Net earnings per share:
Basic before cumulative effect - SFAS 133	$ 0.32	$ 0.23	$ 0.60	$ 0.43
Cumulative effect - SFAS 133	$ -	$ -	$ 0.01	$ -

Basic EPS	$ 0.32	$ 0.23	$ 0.61	$ 0.43

Diluted before cumulative effect - SFAS 133	$ 0.30	$ 0.21	$ 0.58	$ 0.39
Cumulative effect - SFAS 133	$ -	$ -	$ 0.01	$ -

Diluted EPS	$ 0.30	$ 0.21	$ 0.59	$ 0.39

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Net cash provided by operating activities	$ 71,403	$ 42,739

Cash flows from investing activites:
Capital expenditures, net	(3,645)	(6,539)
Sales of investments	184,585	83,285
Purchases of investments	(260,683)	(148,384)
Payments for acquisitions, net of cash acquired	(4,862)	(4,804)

Net cash used in investing acitivies	(84,605)	(76,442)

Cash flows from financing activities:
Net payments for repurchase and issuance of stock	(8,798)	(4,233)

Net cash used in financing activities	(8,798)	(4,233)

Net decrease in cash and cash equivalents	(22,000)	(37,936)
Cash and cash equivalents at beginning of period	256,229	240,076

Cash and cash equivalents at end of period	$ 234,229	$ 202,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ --
Income taxes paid, net	$ 11,463	$ 5,688

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

2.  SIGNIFICANT ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued two Statements of Financial Accounting Standards (“SFAS”). The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement concludes that virtually all business combinations are acquisitions, thus should be accounted for in the same way that other asset acquisitions are accounted for -- based on the values exchanged. Therefore, the pooling-of-interest method of accounting for business combinations for registrants is prohibited. The Company currently uses the purchase method of accounting for business combinations, and, therefore, management believes the Company will not be significantly affected by the implementation of this statement.

     The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, noncompete agreements, and customer lists. Intangible assets that have indefinite lives will not be amortized, but instead will be subject to an impairment test. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning January 1, 2002 with the exception that goodwill and intangible assets acquired after June 30, 2001 will not be subject to amortization. Impairment reviews may result in future periodic write-downs in the period in which the impairment took place.

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment was shown separately as a cumulative effect of a change in accounting principle.

3.  ACQUISITIONS AND DISPOSITIONS

     On January 1, 2001, the Company’s subsidiary, Group Health Plan (“GHP”), completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price, including transaction costs, of approximately $4.6 million. This acquisition brings the Company’s total risk membership in the St. Louis area to more than 354,000 and total non-risk membership to more than 49,000.

     On April 2, 2001, the Company’s subsidiary, Coventry Health Care of Kansas, Inc., acquired Kaiser Foundation Health Plan of Kansas City, Inc.’s (“Kaiser – KC”) commercial and Medicare+Choice membership located in Kansas City. The final purchase price will be determined one year from the date of acquisition. The acquisition brings Coventry’s total membership in the Kansas City area to approximately 142,000.

     On May 17, 2001, GHP reached an agreement with Aetna Inc. whereby GHP will act as the replacement carrier for Aetna’s St. Louis area commercial HMO customers. Aetna’s St. Louis area HMO members will be directly marketed to by GHP as Aetna winds down its St. Louis area operations. The agreement with Aetna is exclusive to GHP and is subject to regulatory and other customary approvals.

     On June 11, 2001, the Company’s subsidiary, Coventry Health Care of Louisiana (“CHCLA”), reached an agreement with Aetna Inc. whereby CHCLA will act as a replacement carrier for Aetna’s Louisiana commercial HMO customers. Aetna’s Louisiana HMO customers will be directly marketed to by CHCLA as Aetna winds down its Louisiana HMO operations. The agreement with Aetna is exclusive to CHCLA.

4.  COMPREHENSIVE INCOME

     Comprehensive income for the quarters and six months ended June 30, 2001 and 2000 is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net earnings	$ 20,418	$ 13,254	$ 39,887	$ 24,996
Other comprehensive (loss) gain:
Holding (loss) gain	(1,888)	1,903	5,020	1,324
Reclassification adjustment	(855)	38	(773)	(121)
Cumulative effect - SFAS 133	--	--	(1,439)	--

Sub-Total	(2,743)	1,941	2,808	1,203
Tax Benefit (Provision)	1,070	(757)	(1,095)	(469)

Comprehensive income	$ 18,745	$ 14,438	$ 41,600	$ 25,730

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

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

	Quarter Ended June 30, 2001

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 20,418	64,767	$ 0.32
Effect of dilutive securities:
Options and warrants		2,624

Diluted EPS	$ 20,418	67,391	$ 0.30

	Quarter Ended June 30, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 13,254	58,593	$ 0.23
Effect of dilutive securities:
Options and warrants		895
Redeemable convertible preferred stock		4,710

Diluted EPS	$ 13,254	64,198	$ 0.21

	Six Months Ended June 30, 2001

	Earnings	Shares	Per Share
Basic EPS	(Numerator)	(Denominator)	Amount

Earnings before Cumulative effect - SFAS 133	$ 39,009	64,942	$ 0.60
Cumulative effect - SFAS 133	878		0.01

Basic EPS	$ 39,887		$ 0.61

Diluted EPS
Earnings before Cumulative effect - SFAS 133	$ 39,009	64,942
Effect of dilutive securities:
Options and warrants		2,707

	$ 39,009	67,649	$ 0.58
Cumulative effect - SFAS 133	878		0.01

Diluted EPS	$ 39,887		$ 0.59

	Six Months Ended June 30, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 24,996	58,721	$ 0.43
Effect of dilutive securities:
Options and warrants		575
Redeemable convertible preferred stock		4,710

Diluted EPS	$ 24,996	64,006	$ 0.39

6.  SEGMENT INFORMATION

     The Company has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals through the Company’s health plans in the Midwest, Mid-Atlantic, and Southeastern United States. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point-of-service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs.

     The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments. The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment.

	Quarter Ended June 30, 2001
	(in thousands)

	Commercial	Medicare	Medicaid	Total

Revenues	$ 588,536	$ 88,987	$ 93,100	$ 770,623
Gross Margin	78,761	9,437	18,689	106,887

	Quarter Ended June 30, 2000
	(in thousands)

	Commercial	Medicare	Medicaid	Total

Revenues	$ 441,215	$ 97,486	$ 71,401	$ 610,102
Gross Margin	65,393	9,782	12,672	87,847

	Six Months Ended June 30, 2001
	(in thousands)

	Commercial	Medicare	Medicaid	Total

Revenues	$ 1,154,262	$ 172,873	$ 179,950	$ 1,507,085
Gross Margin	153,754	23,570	31,215	208,539

	Six Months Ended June 30, 2000
	(in thousands)

	Commercial	Medicare	Medicaid	Total

Revenues	$ 880,514	$ 194,634	$ 141,291	$ 1,216,439
Gross Margin	136,381	17,099	22,733	176,213

     Following are reconciliations of total reportable segment information to financial statement amounts:

	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Earnings before income taxes:
Gross margin from reportable segments	$ 106,887	$ 87,847	$ 208,539	$ 176,213

Management services	16,076	11,092	31,026	22,165

Selling, general and administrative	(95,511)	(79,546)	(186,845)	(161,031)

Depreciation and amortization	(6,433)	(6,621)	(12,835)	(13,424)

Other income, net	11,916	9,339	23,285	18,335

Earnings before income taxes	$ 32,935	$ 22,111	$ 63,170	$ 42,258

7.  LEGAL PROCEEDINGS

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

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

8.  SUBSEQUENT EVENTS

     On July 30, 2001, the Company announced that it had signed a definitive agreement to acquire Blue Ridge Health Alliance, Inc. (“Blue Ridge”) and its HMO subsidiary, QualChoice of Virginia Health Plan, Inc. Blue Ridge has approximately 110,000 commercial members, of which approximately 70,000 are fully insured, in the southwest and central Virginia markets. The acquisition will bring Coventry’s total membership in Virginia to approximately 160,000 members and is expected to close in the third quarter of 2001, subject to regulatory and other customary approvals.

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

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the condensed financial statements and other data presented herein as well as “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

     Overview

     Coventry Health Care, Inc. (together with its subsidiaries, the “Company”, “Coventry”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans, and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”), Medicare, and Medicaid products. The Company also administers self-insured plans for large employer groups. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     On May 16, 2001, the Company began trading on the New York Stock Exchange® under the new ticker symbol “CVH”. Previously, the Company had been trading on Nasdaq® under the ticker symbol “CVTY”.

     As of June 30, 2001, in continuing operations, Coventry had 1,495,992 members for whom it assumes underwriting risk (“risk members”) and 282,893 members of self-insured employers for whom it provides management services, but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of June 30, 2001 and 2000 and the percentage change in membership between those dates:

	June 30,		Percent
	2001	2000	Change

Membership in continuing operations:
Carolinas	142,332	37,236	282.2%
Delaware	151,137	138,890	8.8%
Georgia	50,756	42,032	20.8%
Iowa	87,856	86,368	1.7%
Kansas City	142,466	79,293	79.7%
Louisiana	60,717	41,920	44.8%
Nebraska	44,924	29,453	52.5%
Pennsylvania	489,861	481,694	1.7%
St. Louis	402,750	368,223	9.4%
Virginia	56,966	59,474	(4.2%)
West Virginia	104,779	104,344	0.4%
Wichita	44,341	43,005	3.1%

Total membership in continuing operations	1,778,885	1,511,932	17.7%
Total membership in non-continuing operations:
Indiana	--	980	(100.0%)

Total membership	1,778,885	1,512,912	17.6%

	June 30,		Percent
	2001	2000	Change

Risk membership in continuing operations:
Commercial	1,229,182	1,023,831	20.1%
Medicare	52,522	67,284	(21.9%)
Medicaid	214,288	179,848	19.1%

Total risk membership in continuing operations	1,495,992	1,270,963	17.7%
Total non-risk membership	282,893	240,969	17.4%

Total membership in continuing operations	1,778,885	1,512,932	17.7%
Total membership in non-continuing operations:
Indiana	--	980	(100.0%)

Total membership	1,778,885	1,511,912	17.6%

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

     Acquisitions and Dispositions

     On January 1, 2001, the Company’s subsidiary, Group Health Plan (“GHP”), completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price, including transaction costs, of approximately $4.6 million. This acquisition brings the Company’s total risk membership in the St. Louis area to more than 354,000 and total non-risk membership to more than 49,000.

     On April 2, 2001, the Company’s subsidiary, Coventry Health Care of Kansas, Inc., acquired Kaiser Foundation Health Plan of Kansas City, Inc.‘s (“Kaiser – KC”) commercial and Medicare+Choice membership located in Kansas City. The final purchase price will be determined one year from the date of acquisition. The acquisition brings Coventry’s total membership in the Kansas City area to approximately 142,000.

     On May 17, 2001, GHP reached an agreement with Aetna Inc. whereby GHP will act as the replacement carrier for Aetna’s St. Louis area commercial HMO customers. Aetna’s St. Louis area HMO members will be directly marketed to by GHP as Aetna winds down its St. Louis area HMO operations. The agreement with Aetna is exclusive to GHP and is subject to regulatory and other customary approvals.

     On June 11, 2001, the Company’s subsidiary, Coventry Health Care of Louisiana (“CHCLA”), reached an agreement with Aetna Inc. whereby CHCLA will act as a replacement carrier for Aetna’s Louisiana commercial HMO customers. Aetna’s Louisiana HMO customers will be directly marketed to by CHCLA as Aetna winds down its Louisiana HMO operations. The agreement with Aetna is exclusive to CHCLA.

     On July 30, 2001, the Company announced that it had signed a definitive agreement to acquire Blue Ridge Health Alliance, Inc. (“Blue Ridge”) and its HMO subsidiary, QualChoice of Virginia Health Plan, Inc. Blue Ridge has approximately 110,000 commercial members, of which approximately 70,000 are fully insured, in the southwest and central Virginia markets. The acquisition will bring Coventry’s total membership in Virginia to approximately 160,000 members and is expected to close in the third quarter of 2001, subject to regulatory and other customary approvals.

     Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), violations of the "prompt pay" statutes in certain states, and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

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

RESULTS OF OPERATIONS

     Quarters Ended June 30, 2001 and 2000

     Total membership increased by 17.6% from the prior year’s second quarter, almost all of which was attributable to the acquisitions of WellPath, Health Partners and Kaiser – KC. On a same store basis, the Company experienced a decline in Medicare membership, predominantly in the first quarter of 2001, which was a result of exiting certain markets and changes being made to the rate and benefit structures, effective January 1, 2001. Offsetting this decline were increases in both Commercial and Medicaid membership. The majority of the Medicaid increase was in Missouri due to an expansion into additional counties in Missouri and the withdrawal of a competitor.

     Managed care premium revenue increased from the prior year’s second quarter by 26.3%, primarily as a result of the acquisitions previously mentioned, but also as a result of rate increases that occurred throughout the years 2001 and 2000 and as a result of growth in existing markets. Commercial yields increased by an average of 10.8% over second quarter 2000 on a per member per month (“PMPM”) basis, to $161.24 PMPM. Coventry will continue to be diligent in attempting to obtain adequate premium increases, and expects Commercial rate increases to exceed 13.5% for the entire year.

     Management services revenue increased from the prior year’s second quarter primarily due to the increase in non-risk membership as a result of the acquisitions of WellPath and Health Partners.

     Medical costs increased from the prior year’s second quarter due primarily to the additional expenses associated with acquisitions, but also due to medical trend. The increase in medical costs associated with the acquisitions had a negative impact on the Company’s medical loss ratio (“MLR”) causing an 0.5% increase from the prior year’s second quarter, to 86.1%. Excluding the three most recent acquisitions, the MLR would have been 85.0% for the quarter, a 0.6% improvement over the prior year’s second quarter.

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

     Selling, general and administrative (“SG&A”) expense increased from the prior year’s second quarter, primarily due to acquisitions. SG&A as a percentage of revenue decreased from the prior year’s second quarter by 0.7% to 12.1% for the quarter ended June 30, 2001. The decrease in SG&A expense as a percent of revenue was due to increased revenue, primarily attributable to the rate increases mentioned above and to acquisitions, which required minimal incremental SG&A expense.

     Other income, net of interest expense, increased from the prior year’s second quarter. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company’s short-term and long-term investments compared to the second quarter of 2000 and also to a gain recorded on a derivative during the quarter.

     Six Months Ended June 30, 2001 and 2000

     Managed care premium revenue increased by 23.9% from the six months ended June 30, 2000. Approximately half of the increase was attributable to acquisitions and the rest was attributable to rate increases and same store membership growth. The increase in premium revenue from acquisitions was primarily a result of the purchase of WellPath in the fourth quarter of 2000, and the membership purchases of Health Partners and Kaiser – KC in the first and second quarters of 2001, respectively. The increase in rates was primarily due to commercial rate increases, including average rate increases in excess of 12.5% on first quarter renewals and 17.0% on second quarter renewals. Commercial premium yields for the six months ended June 30, 2001 increased by an average of $16.09 PMPM, or 11.1%, from the corresponding period of 2000 to $160.61PMPM. Total premium yields for the six months ended June 30, 2001 increased by an average of $11.39 PMPM, or 7.1%, from the corresponding period of 2000 to $172.47 PMPM. The total premium yields were negatively affected by the decline in the high yield Medicare membership as noted above.

     Management services revenue increased from the six months ended June 30, 2000 primarily due to the increase in non-risk membership as a result of the acquisitions of WellPath and Health Partners.

     Medical costs increased from the six months ended June 30, 2000; approximately half of the increase was due to the acquisitions previously mentioned and the remaining change was attributable to same store growth and medical trend. The increase in medical costs associated with the acquisitions had a negative impact on the Company's MLR causing an 0.7% increase from the prior year, to 86.2%. Excluding the three most recent acquisitions, the MLR would have been 85.0% for the year, a 0.5% improvement over the prior year.

     SG&A expense increased for the six months ended June 30, 2001 from the corresponding period in 2000 primarily due to acquisitions. SG&A expense as a percent of revenue decreased to 12.1%, from 13.0% in the corresponding period in 2000. The decrease in SG&A expense as a percent of revenue was primarily attributable to the premium rate increases mentioned above and to acquisitions, which required minimal incremental SG&A expense.

     Other income, net of interest expense, increased from the six months ended June 30, 2000. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company's short-term and long-term investments compared to the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s total cash and investments, excluding deposits of $15.4 million restricted under state regulations, increased $64.3 million to $794.4 million at June 30, 2001 from $730.1 million at December 31, 2000. The increase was primarily attributable to the cash inflow from operating activities reduced by net payments for the repurchase and issuance of stock, payments for acquisitions, and payments for capital expenditures.

     The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities improved to $323.6 million at June 30, 2001 from $285.9 million at December 31, 2000.

     The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the Company may receive from its HMOs and its insurance company subsidiary, CH&L. The majority of states in which the Company operates health plans have adopted a Risk-Based Capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is equal to 200% of their RBC. Although not all states in which the Company operates have adopted the RBC policy, the total surplus in excess of 200% of RBC for all of the Company’s HMO subsidiaries is approximately $66.4 million, up from $41.1 million at December 31, 2000. The increase is primarily due to income from the current year and from capital contributions made by the parent company to HMO subsidiaries in order to comply with the newly adopted RBC policies or to prevent the impairment of the subsidiaries’ net worth, and offset by dividends paid to the parent company.

     CH&L had excess surplus of approximately $14.5 million and $7.9 million at June 30, 2001 and December 31, 2000, respectively. The improvement is primarily due to CH&L’s net income for the year of 2001.

     Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $82.6 million and $79.1 million at June 30, 2001 and December 31, 2000, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company also has entered into agreements with certain of its regulated subsidiaries to provide additional capital if necessary to prevent the subsidiary’s impairment of net worth requirements.

     Projected capital investments in 2001 of approximately $12.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of June 30, 2001, approximately $3.6 million has been spent.

     The Company believes that cash flows generated from operations, cash and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2001.

E-COMMERCE INITIATIVES

     The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members. The Company’s e-commerce initiatives are extending the Company’s core business functions directly to the customers in an effort to deliver increased customer value.

     Company e-Services. Earlier this year the Company replaced all of the its legacy web sites with professionally designed web sites. The Company also has a new on-line formulary, which is being used internally by the Company’s customer support services, as well as externally by the Company’s customers, and will shortly install a tool allowing physicians to download the Company’s formulary to pocket PC devices. The Company continues to add tools to enhance its on-line services, and will soon provide a searchable pharmacy locator. The Company also provides on-line health care directory services, which makes information about its health plan providers available to all customers.

     Provider Channel. The Company continues to work to roll out a full suite of services to health care providers in the Company’s multiple markets. The Company is currently implementing Internet services to manage the electronic submission and processing of eligibility determination, authorization submission and status, claims submission and status, and reporting. The Company expects to gain administrative savings from expanded real-time transaction processing, as well as enhanced provider connectivity and increased provider satisfaction. The Company currently has Provider Channel services in its two largest markets and will provide these to its remaining health plans in 2001 and 2002.

     Broker/Employer Channel. The Company continues to automate the entire sales and enrollment process for the Company’s small group insurance market by implementing a web-based application. This application streamlines the end-to-end process of quoting, enrollment, underwriting, case installation and renewal for employee benefits providers, their sales representatives, agents and customers. The Company currently provides this product in two of its largest markets. It will be made available to the Company’s remaining health plans in 2001 and 2002.

     Member/Employer Channel. The Company is currently completing the rollout of secure web transaction functionality for the Company’s health plan members. This initiative targeted high volume services for members, which once required a phone call, and automated those services with web-based password-protected functionality. The initial transaction types available to members include: status transactions (claim, authorization, eligibility, benefits); change information (address, phone, primary care physician); request items (ID card, ID card image, brochures); notify us (other insurance, life event). These services are available seven days a week, twenty-four hours a day through the use of a secure ID and password. Additionally, the Company provides connections to health care and medical information on the Internet.

     Later in 2001, the Company will provide employer functionality that will allow employers to view roster, billing and eligibility information on-line. This functionality will enable them to reconcile billing statements and verify eligibility without a phone call.

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

     The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company’s investments at June 30, 2001 was $575.6 million. Investments at June 30, 2001 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$ 113,813	$ 114,222
1 to 5 years	221,871	226,460
6 to 10 years	73,091	74,220
Over 10 years	158,651	160,702

Total short-term and long-term securities	$ 567,426	$ 575,604

     The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities it holds. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

     The Company’s projections of hypothetical net losses in fair value of the Company’s market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

     Based on the Company’s investment portfolio and interest rates at June 30, 2001, using a weighted average of investment duration, a 100 basis point increase in interest rates would result in a decrease of $14.9 million or 2.6%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), violations of the "prompt pay" statutes in certain states, and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

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

ITEMS 2 and 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on June 7, 2001. An aggregate of 60,768,471 shares of Common Stock, or 93.89% of the Company’s outstanding shares, was represented at the meeting either in person or by proxy and, accordingly, the meeting was duly constituted. The following proposals were adopted by a majority of the shares voting as follows:

  To elect three Class I Directors to serve until the annual meeting of shareholders in 2004:
	NUMBER OF SHARES OF COMMON STOCK

NAME	FOR	WITHHELD

David J. Drury	59,472,961	1,295,510
Elizabeth E. Tallett	60,460,436	308,035
Allen F. Wise	54,325,440	6,443,031

  To ratify the selection of Arthur Andersen LLP, certified public accountants, as the Company’s independent auditors for the year ending December 31, 2001:
FOR	60,672,074
AGAINST	90,910
ABSTAIN	5,487

ITEM 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

     (a) None

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: August 10, 2001	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: August 10, 2001	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 10, 2001	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

Links

PART I: FINANCIAL INFORMATION
  ITEM 1: Financial Statements
  ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
    Overview
    Results of Operations
    Liquidity and Capital Resources
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
PART II: OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2 and 3: Not Applicable
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 5: Not Applicable
  ITEM 6: Exhibits and Reports on Form 8-K
  Signatures
  Exhibits