Form 10-Q
period 2001-09-30
COVENTRY HEALTH CARE INC
filed 2001-11-09
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES ☑ NO☐

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001
Common Stock $.01 Par Value	65,562,957

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements	3

Consolidated Balance Sheets	3
at September 30, 2001 and December 31, 2000

Consolidated Statements of Operations	4
for the three months and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows	5
for the nine months ended September 30, 2001 and 2000

Notes to the Condensed Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk	19

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	20

ITEMS 2, 3, 4 and 5: Not Applicable	20

ITEM 6: Exhibits and Reports on Form 8-K	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 236,319	$ 256,229
Short-term investments	113,438	84,659
Accounts receivable, net	74,362	59,654
Other receivables, net	54,668	59,226
Deferred income taxes	41,111	41,111
Other current assets	7,598	5,621

Total current assets	527,496	506,500

Long-term investments	542,475	411,562
Property and equipment, net	32,480	38,066
Goodwill and intangible assets, net	265,403	261,840
Other long-term assets	25,740	21,068

Total assets	$ 1,393,594	$ 1,239,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Medical claim liabilites	$ 443,367	$ 388,051
Other medical liabilities	60,393	56,836
Accounts payable and other accrued liabilities	159,273	146,304
Deferred revenue	50,362	40,972

Total current liabilities	713,395	632,163

Long-term liabilities	11,454	6,443

Total liabilities	724,849	638,606

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized;
66,731,318 shares issued and 65,548,138 outstanding in 2001;
and 66,306,880 shares issued and 65,102,006 outstanding 2000	667	663
Treasury stock, at cost, 1,183,180 and 1,204,874 shares
in 2001 and 2000, respectively	(12,828)	(10,810)
Additional paid-in capital	539,607	538,804
Accumulated other comprehensive income	11,265	3,276
Retained earnings	130,034	68,497

Total stockholders’ equity	668,745	600,430

Total liabilities and stockholders’ equity	$ 1,393,594	$ 1,239,036

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues:
Managed care premiums	$778,562	$635,361	$2,285,646	$1,851,800
Management services	16,120	12,256	47,146	34,421

Total operating revenues	794,682	647,617	2,332,792	1,886,221

Operating expenses:
Medical costs	668,844	544,019	1,967,390	1,584,245
Selling, general and administrative	95,048	81,819	281,892	242,850
Depreciation and amortization	6,574	6,852	19,409	20,276

Total operating expenses	770,466	632,690	2,268,691	1,847,371

Operating earnings	24,216	14,927	64,101	38,850

Other income, net	10,703	10,742	33,988	29,078

Earnings before income taxes	34,919	25,669	98,089	67,928
Provision for income taxes	13,269	10,263	37,430	27,525

Cummulative effect of change in accounting
principle - SFAS No. 133, net of tax	--	--	878	--

Net earnings	$ 21,650	$ 15,406	$ 61,537	$ 40,403

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 0.33	$ 0.26	$ 0.93	$ 0.69
Cumulative effect - SFAS No. 133	-	-	0.02	-

Basic EPS	$ 0.33	$ 0.26	$ 0.95	$ 0.69

Diluted before cumulative effect - SFAS No. 133	$ 0.32	$ 0.23	$ 0.89	$ 0.62
Cumulative effect - SFAS No. 133	-	-	0.02	-

Diluted EPS	$ 0.32	$ 0.23	$ 0.91	$ 0.62

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Net cash provided by operating activities	$ 107,097	$ 19,401

Cash flows from investing activites:
Capital expenditures, net	(5,520)	(13,766)
Sales of investments	271,464	318,379
Purchases of investments	(415,048)	(388,586)
Payments for acquisitions, net of cash acquired	28,965	440

Net cash used in investing acitivies	(120,139)	(83,533)

Cash flows from financing activities:
Net payments for repurchase and issuance of stock	(6,868)	(2,622)

Net cash used in financing activities	(6,868)	(2,622)

Net decrease in cash and cash equivalents	(19,910)	(66,754)
Cash and cash equivalents at beginning of period	256,229	240,076

Cash and cash equivalents at end of period	$ 236,319	$ 173,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ --
Income taxes paid, net	$ 22,884	$ 8,500

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

2.   SIGNIFICANT ACCOUNTING POLICIES

        In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment for Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe this statement will have a material impact on its results of operations.

        In June 2001, the FASB issued SFAS No. 143 – “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a material impact on its results of operations.

        In June 2001, the FASB issued two SFAS related to business combinations. The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations, initiated after June 30, 2001, to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. The Company currently uses the purchase method of accounting for all business combinations, and, therefore, management believes the Company will not be significantly affected by the implementation of this statement.

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

3.  ACQUISITIONS AND DISPOSITIONS

        On January 1, 2001, the Company’s subsidiary, Group Health Plan (“GHP”), completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price, including transaction costs, of approximately $4.8 million. This acquisition brings the Company’s total risk membership in the St. Louis area to approximately 388,000.

        On April 2, 2001, the Company’s subsidiary, Coventry Health Care of Kansas, Inc., acquired Kaiser Foundation Health Plan of Kansas City, Inc.’s commercial and Medicare+Choice membership located in Kansas City. Although the Company has paid a $1 million deposit, the final purchase price will be determined based upon members that ultimately transfer to the Company. The acquisition brings Coventry’s total membership in the Kansas City area to more than 142,000.

        On May 17, 2001, GHP reached an agreement with Aetna Inc. whereby GHP will act as the replacement carrier for Aetna’s St. Louis area commercial health maintenance organization (“HMO”) customers. Aetna’s St. Louis area HMO members will be directly marketed to by GHP as Aetna winds down its St. Louis area operations. The final purchase price will be determined based upon members that ultimately transfer to the Company. The agreement with Aetna is exclusive to GHP.

        On June 11, 2001, the Company’s subsidiary, Coventry Health Care of Louisiana (“CHCLA”), reached an agreement with Aetna Inc. whereby CHCLA will act as a replacement carrier for Aetna’s Louisiana commercial HMO customers. Aetna’s Louisiana HMO customers will be directly marketed to by CHCLA as Aetna winds down its Louisiana HMO operations. A nominal deposit has been paid, and the final purchase price will be determined based upon members that ultimately transfer to the Company. The agreement with Aetna is exclusive to CHCLA.

        On September 4, 2001, the Company announced the completed acquisition of Blue Ridge Health Alliance, Inc. and its HMO subsidiary, QualChoice of Virginia Health Plan, Inc., for a total purchase price, including transaction costs, of approximately $14.9 million, effective September 1, 2001. The acquisition brings Coventry’s total membership in southwest and central Virginia to more than 165,000.

4.  COMPREHENSIVE INCOME

        Comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net earnings	$ 21,650	$ 15,406	$ 61,537	$ 40,403
Other comprehensive gain:
Holding gain, net	10,492	1,533	13,337	2,858
Reclassification adjustment	(204)	(135)	1,199	(256)
Cumulative effect - SFAS No. 133	--	--	(1,439)	--

Sub-Total	10,288	1,398	13,097	2,602
Tax Provision	(4,012)	(545)	(5,108)	(1,015)

Comprehensive income	$ 27,926	$ 16,259	$ 69,526	$ 41,990

5.   RESTRICTED STOCK AWARDS

        Under the Coventry 1998 Stock Incentive Plan (the “Plan”), as amended and restated, the Company may grant stock options, restricted stock and other stock-based awards to key employees, consultants and directors as a form of compensation. As part of the Plan, no more than nine million shares of the Company’s stock may be issued for such rewards. In addition, no more than three percent (3%) of the total number of shares of the Company’s common stock outstanding may be issued as shares of restricted stock under this Plan.

        In the third quarter of 2001, the Company awarded 483,500 shares of restricted stock with varying vesting periods through July 2005. The fair value of the restricted shares, at the date of grant, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $18.80 per share.

6.   EARNINGS PER SHARE

        Basic earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes the exercise of all options, warrants, restricted stock and redeemable convertible preferred stock using the treasury stock method.

        The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30, 2001

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 21,650	64,969	$ 0.33
Effect of dilutive securities:
Options and warrants		3,117

Diluted EPS	$ 21,650	68,086	$ 0.32

	Three Months Ended September 30, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 15,406	59,223	$ 0.26
Effect of dilutive securities:
Options and warrants		3,257
Redeemable convertible preferred stock		4,236

Diluted EPS	$ 15,406	66,716	$ 0.23

	Nine Months Ended September 30, 2001

	Earnings	Shares	Per Share
Basic EPS	(Numerator)	(Denominator)	Amount

Earnings before cumulative effect - SFAS No. 133	$ 60,659	64,951	$ 0.93
Cumulative effect - SFAS No. 133	878		0.02

Basic EPS	$ 61,537		$ 0.95

Diluted EPS
Earnings before Cumulative effect - SFAS No. 133	$ 60,659	64,951
Effect of dilutive securities:
Options and warrants		2,844

	$ 60,659	67,795	$ 0.89
Cumulative effect - SFAS No. 133	878		0.02

Diluted EPS	$ 61,537		$ 0.91

	Nine Months Ended September 30, 2000

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$ 40,403	58,889	$ 0.69
Effect of dilutive securities:
Options and warrants		1,470
Redeemable convertible preferred stock		4,550

Diluted EPS	$ 40,403	64,909	$ 0.62

7.   SEGMENT INFORMATION

        The Company has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals throughout the Company’s health plans. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point-of-service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment. The following tables summarize the Company’s reportable segments through gross margin (in thousands):

	Three Months Ended September 30, 2001

	Commercial	Medicare	Medicaid	Total

Revenues	$ 592,111	$ 89,751	$ 96,700	$ 778,562
Gross Margin	88,156	8,646	12,916	109,718

	Three Months Ended September 30, 2000

	Commercial	Medicare	Medicaid	Total

Revenues	$ 459,724	$ 102,205	$ 73,432	$ 635,361
Gross Margin	64,198	12,957	14,187	91,342

	Nine Months Ended September 30, 2001

	Commercial	Medicare	Medicaid	Total

Revenues	$ 1,746,372	$ 262,624	$ 276,650	$ 2,285,646
Gross Margin	241,910	32,216	44,130	318,256

	Nine Months Ended September 30, 2000

	Commercial	Medicare	Medicaid	Total

Revenues	$ 1,340,237	$ 296,840	$ 214,723	$ 1,851,800
Gross Margin	200,579	30,056	36,920	267,555

Following are reconciliations of total reportable segment information to financial statement amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Earnings before income taxes:
Gross margin from reportable segments	$ 109,718	$ 91,342	$ 318,256	$ 267,555

Management services	16,120	12,256	47,146	34,421

Selling, general, and administrative	(95,048)	(81,819)	(281,892)	(242,850)

Depreciation and amortization	(6,574)	(6,852)	(19,409)	(20,276)

Other income, net	10,703	10,742	33,988	29,078

Earnings before income taxes	$ 34,919	$ 25,669	$ 98,089	$ 67,928

8.   LEGAL PROCEEDINGS

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

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

9.   SUBSEQUENT EVENTS

         At the time of this filing, no such events have occurred.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The statements contained in this Form 10-Q that are not historical are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. These forward-looking statements may be affected by a number of factors, including the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect the Company’s business are potential increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, marketing of products or accreditation or certification of the products by private or governmental bodies and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues relating to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies and litigation risk.

        The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the condensed financial statements and other data presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

        As of September 30, 2001, in continuing operations, Coventry had 1,532,568 members for whom it assumes underwriting risk (“risk members”) and 319,242 members of self-insured employers for whom it provides management services, but does not assume underwriting risk (“non-risk members”). The following tables show the total number of members as of September 30, 2001 and 2000 and the percentage change in membership between those dates:

	September 30,		Percent
	2001	2000	Change

Membership in continuing operations:
Carolinas	134,790	37,170	262.6%
Delaware	154,139	140,685	9.6%
Georgia	54,218	44,249	22.5%
Iowa	90,526	83,703	8.2%
Kansas City	142,474	83,019	71.6%
Louisiana	60,298	56,943	5.9%
Nebraska	44,507	35,340	25.9%
Pennsylvania	485,798	493,905	(1.6%)
St. Louis	387,518	371,064	4.4%
Virginia	165,146	54,409	203.5%
West Virginia	89,158	107,233	(16.9%)
Wichita	43,238	42,864	0.9%

Total membership in continuing operations	1,851,810	1,550,584	19.4%
Total membership in non-continuing operations:
Indiana	--	511	(100.0%)

Total membership	1,851,810	1,551,095	19.4%

	September 30,		Percent
	2001	2000	Change

Risk membership in continuing operations:
Commercial	1,260,942	1,059,795	19.0%
Medicare	52,017	70,267	(26.0%)
Medicaid	219,609	184,215	19.2%

Total risk membership in continuing operations	1,532,568	1,314,277	16.6%
Total non-risk membership	319,242	236,307	35.1%

Total membership in continuing operations	1,851,810	1,550,584	19.4%
Total membership in non-continuing operations:
Indiana	--	511	(100.0%)

Total membership	1,851,810	1,551,095	19.4%

        Acquisitions and Dispositions

        On January 1, 2001, the Company’s subsidiary, Group Health Plan (“GHP”), completed its acquisition of Health Partners of the Midwest’s commercial membership for a total purchase price, including transaction costs, of approximately $4.8 million. This acquisition brings the Company’s total risk membership in the St. Louis area to approximately 388,000.

        On April 2, 2001, the Company’s subsidiary, Coventry Health Care of Kansas, Inc., acquired Kaiser Foundation Health Plan of Kansas City, Inc.’s (“Kaiser – KC”) commercial and Medicare+Choice membership located in Kansas City. Although the Company has paid a $1 million deposit, the final purchase price will be determined based upon members that ultimately transfer to the Company. The acquisition brings Coventry’s total membership in the Kansas City area to more than 142,000.

        On May 17, 2001, GHP reached an agreement with Aetna Inc. whereby GHP will act as the replacement carrier for Aetna’s St. Louis area HMO customers. Aetna’s St. Louis area HMO members will be directly marketed to by GHP as Aetna winds down its St. Louis area operations. The final purchase price will be determined based upon members that ultimately transfer to the Company. The agreement with Aetna is exclusive to GHP.

        On June 11, 2001, the Company’s subsidiary, Coventry Health Care of Louisiana (“CHCLA”), reached an agreement with Aetna Inc. whereby CHCLA will act as a replacement carrier for Aetna’s Louisiana commercial HMO customers. Aetna’s Louisiana HMO customers will be directly marketed to by CHCLA as Aetna winds down its Louisiana HMO operations. A nominal deposit has been paid, and the final purchase price will be determined based upon members that ultimately transfer to the Company. The agreement with Aetna is exclusive to CHCLA.

        On September 4, 2001, the Company announced the completed acquisition of Blue Ridge Health Alliance, Inc. (“Blue Ridge”) and its HMO subsidiary, QualChoice of Virginia Health Plan, Inc., for a total purchase price, including transaction costs, of approximately $14.9 million, effective September 1, 2001. The acquisition brings Coventry’s total membership in southwest and central Virginia to more than 165,000.

        Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

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

        Quarters Ended September 30, 2001 and 2000

        Total membership increased by 19.4% from the prior year’s third quarter, almost all of which was attributable to the acquisitions of WellPath, Health Partners, Kaiser – KC and Blue Ridge. On a same store basis, the Company experienced a slight decline in both Commercial and Medicare membership. The decline in Commercial membership was a result of the loss of a large group in each of the St. Louis and West Virginia markets. The majority of the Medicare decline was a result of exiting certain markets and changes being made to the rate and benefit structures, effective January 1, 2001. Offsetting this decline was an increase in the Medicaid membership, primarily in Missouri, due to an expansion into additional counties and the withdrawal of a competitor.

        Managed care premium revenue increased from the prior year’s third quarter by 22.5%, primarily as a result of the acquisitions previously mentioned, and also as a result of rate increases that occurred throughout all markets. Commercial yields increased by an average of 11.3% over third quarter 2000 on a per member per month (“PMPM”) basis, to $163.77 PMPM. Coventry will continue to be diligent in attempting to obtain adequate premium increases, and expects Commercial rate increases to exceed 14% for the entire year. Medicare yields increased by an average of 17.0% over third quarter 2000 on a PMPM basis as a result of changes being made to rate and benefit structures as mentioned above, as well as changes in demographics.

        Management services revenue increased from the prior year’s third quarter almost entirely due to the increase in non-risk membership as a result of the acquisitions of WellPath, Health Partners and Blue Ridge.

        Medical costs increased from the prior year’s third quarter due primarily to the additional expenses associated with acquisitions, and also due to medical trend. The increase in medical costs of $124.8 million included $84.5 million from acquisitions. The increase associated with the acquisitions had a negative impact on the Company’s medical loss ratio (“MLR”) causing a 0.3% increase from the prior year’s third quarter, to 85.9%. Excluding the four most recent acquisitions, the MLR would have been 84.8% for the quarter, a 0.8% improvement over the prior year’s third quarter.

        Selling, general and administrative (“SG&A”) expense increased from the prior year’s third quarter primarily due to the acquisitions mentioned above. Although these acquisitions resulted in additional SG&A expense, there was a decrease in SG&A as a percentage of revenue due to an increased revenue base and efficiencies gained through our streamlined administrative functions.

         Nine Months Ended September 30, 2001 and 2000

         Managed care premium revenue increased by 23.4% from the nine months ended September 30, 2000. Approximately half of the increase was attributable to acquisitions and the rest was attributable to rate increases on renewals. Commercial premium yields for the nine months ended September 30, 2001 increased by an average of $16.24 PMPM, or 11.2%, from the corresponding period of 2000 to $161.66 PMPM. Total premium yields for the nine months ended September 30, 2001 increased by an average of $11.65 PMPM, or 7.2%, from the corresponding period of 2000 to $173.67 PMPM. The total premium yields did not increase as much as commercial yields due to the decline in the high yield Medicare membership noted earlier.

         Management services revenue increased from the nine months ended September 30, 2000 primarily due to the increase in non-risk membership as a result of the acquisitions of WellPath and Health Partners.

         Medical costs increased from the nine months ended September 30, 2000 primarily due to the acquisitions previously mentioned and due to medical trend. The increase in medical costs associated with the acquisitions had a negative impact on the Company's MLR causing a 0.5% increase from the prior year, to 86.1%. Excluding the four most recent acquisitions, the MLR would have been 84.8% for the year, a 0.8% improvement over the prior year.

         SG&A expense increased for the nine months ended September 30, 2001 from the corresponding period in 2000 primarily due to acquisitions. SG&A expense as a percent of revenue decreased to 12.1%, from 12.9% in the corresponding period in 2000. The decrease in SG&A expense as a percent of revenue was primarily attributable to the premium rate increases mentioned above and to acquisitions, which required minimal incremental SG&A expense.

         Other income, net of interest expense, increased from the nine months ended September 30, 2000. The increase in other income was primarily due to the increase in investment income, as a result of an increase in the Company's short-term and long-term investments compared to the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s total cash and investments, excluding deposits of $22.4 million restricted under state regulations, increased $139.8 million to $869.9 million at September 30, 2001 from $730.1 million at December 31, 2000. The increase was primarily attributable to the cash inflow from operating activities and cash and investments acquired through acquisitions reduced by net payments for the repurchase and issuance of stock, payments for acquisitions, and payments for capital expenditures.

        The Company’s investment guidelines emphasize investment grade fixed income instruments in order to provide short-term liquidity and minimize the risk to principal. The Company believes that since its long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing the Company’s working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities improved to $356.6 million at September 30, 2001 from $285.9 million at December 31, 2000.

        The Company’s HMOs and its insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs and CH&L. The majority of states in which the Company operates health plans have adopted a Risk-Based Capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is equal to 200% of their RBC. Although not all states in which the Company operates have adopted the RBC policy, the total surplus in excess of 200% of RBC for all of the Company’s HMO subsidiaries was approximately $76.2 million at September 30, 2001, up from $41.1 million at December 31, 2000. The increase is primarily due to income from the current year and from capital contributions made by the parent company to HMO subsidiaries in order to comply with the newly adopted RBC policies or to prevent the impairment of the subsidiaries’ net worth, and offset by dividends paid to the parent company.

        CH&L had excess surplus of approximately $18.1 million and $7.9 million at September 30, 2001 and December 31, 2000, respectively. The improvement is primarily due to CH&L’s net income for the year of 2001.

        Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $96.2 million and $79.1 million at September 30, 2001 and December 31, 2000, respectively, which are available to pay intercompany balances to regulated subsidiaries and for general corporate purposes. The Company has entered into agreements with certain of its regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements.

        Projected capital investments in 2001 of approximately $10.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of September 30, 2001, approximately $5.5 million has been spent.

        The Company believes that cash flows generated from operations, cash and investments, and excess funds in certain of its regulated subsidiaries will be sufficient to fund continuing operations through December 31, 2002.

E-COMMERCE INITIATIVES

        The Company has launched several e-commerce initiatives. Each initiative is intended to reach a segment of our core business customers: providers, brokers, employers and members. The Company’s e-commerce initiatives are extending the Company’s core business functions directly to the customers in an effort to deliver increased customer value.

        Company e-Services. Earlier this year the Company replaced all of its legacy web sites with professionally designed web sites. Coventry has a new on-line formulary, which is being used internally by the Company’s customer support services, as well as externally by the Company’s customers. Soon, a tool will be installed that will allow physicians to download the Company’s formulary to pocket PC devices. The Company continues to add tools to enhance its on-line services. The Company also provides on-line health care directory services, which makes information about its health plan providers available to all customers.

        Provider Channel. The Company continues to work to roll out a full suite of services to health care providers in the Company’s multiple markets. Coventry is currently implementing Internet services to manage the electronic submission and processing of eligibility determination, authorization submission and status, claims submission and status, and reporting. We expect to gain some administrative savings from expanded real-time transaction processing, as well as enhanced provider connectivity and increased provider satisfaction. The Company currently has Provider Channel services in five of its largest markets and will provide these to its remaining health plans in 2001 and 2002.

        Broker/Employer Channel. The Company continues to automate the entire sales and enrollment process for our small group insurance market by implementing a web-based application. This application streamlines the process of quoting, enrollment, underwriting, case installation and renewal for employee benefits providers, their sales representatives, agents and customers. We currently provide this product in three of our largest markets. It will be made available to our remaining health plans in 2001 and 2002.

        Member/Employer Channel. Coventry has completed the rollout to the majority of its plans for secure web transaction functionality for the Company’s health plan members. This initiative provides automated services with web-based password-protected functionality. The initial transaction types available to members include: status transactions (claim, authorization, eligibility, benefits); change information (address, phone, primary care physician); request items (ID card, ID card image, brochures); and notify us (other insurance, life event). These services are available seven days a week, 24 hours a day using a secure ID and password. Additionally, we provide connections to health care and medical information on the Internet.

        The Company recently launched employer web transaction functionality in the St. Louis market that will allow employers to view roster, billing and eligibility information on-line. This functionality will enable employers to reconcile billing statements and verify eligibility without a phone call. Employer functionality will be deployed to our remaining health plans in 2001 and 2002.

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

        Pursuant to a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandate, the Department of Health and Human Services (“HHS”) released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, effective April 14, 2003. The Company has established a HIPAA Project Team, with representation from Senior Management, Information Systems and our Customer Service Organization, and is expected to institute all necessary modifications to systems and business processes by the compliance date.

        HHS also released its final rule for electronic data standards on August 17, 2000, effective October 17, 2000. The Company’s HIPAA Project Team expects to institute all necessary modifications to systems and business processes by the compliance date, October 17, 2002.

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

        The Company has established policies and procedures to manage its exposure to changes in the fair value of its investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. The Company has classified all of its investments as available-for-sale. The fair value of the Company’s investments at September 30, 2001 was $655.9 million. Investments at September 30, 2001 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$ 150,257	$ 151,062
1 to 5 years	230,822	240,895
6 to 10 years	77,935	80,652
Over 10 years	178,378	183,304

Total short-term and long-term securities	$ 637,392	$ 655,913

        The Company believes its investment portfolio is diversified and expects no material loss to result from the failure to perform by the issuer of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

        The Company’s projections of hypothetical net losses in fair value of the Company’s market rate sensitive instruments, should potential changes in market rates occur, are presented below. While the Company believes that the potential market rate change is reasonably possible, actual results may differ.

        Based on the Company’s investment portfolio and interest rates at September 30, 2001, using a weighted average of investment duration, a 100 basis point increase in interest rates would result in a decrease of $16.0 million or 2.4%, in the fair value of the portfolio. Changes in interest rates may affect the fair value of the debt securities portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of the investments.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims-made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

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

ITEMS 2, 3, 4 and 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

     (a) Exhibit Listing

Exhibit No.	Description of Exhibit

10.1	Employment Agreement effective as of September 1, 2001 between Harvey C. DeMovick, Jr. and the Company
10.2	Employment Agreement effective as of September 1, 2001 between Thomas Zielinski and the Company

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: November 9, 2001	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: November 9, 2001	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 9, 2001	By: /s/ John J. Ruhlmann

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