Form 10-K
period 2001-12-31
COVENTRY HEALTH CARE INC
filed 2002-03-21
CIK 1054833

8 — Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10–K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1–16477

COVENTRY HEALTH CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52–2073000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6705 Rockledge Drive, Suite 900, Bethesda, Maryland 20817
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301) 581–0600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Common Stock purchase rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

     The aggregate market value of the registrant’s voting Common Stock held by non–affiliates of the registrant as of February 28, 2002 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $ 1,353,197,834.36

     As of February 28, 2002, there were 58,681,606 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10–K Report are incorporated by reference in items 10 through 13 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10–K

TABLE OF CONTENTS

PART I

     The statements contained in this Form 10–K that are not historical are forward–looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward–looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or similar expressions. These forward–looking statements include all statements that are not statements of historical fact as well as those regarding Coventry’s intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss and future operations.

     These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10–K. Actual operations and results may differ materially from those expressed in this Form 10–K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, issues relating to marketing of products or accreditation or certification of our products by private or governmental bodies and imposition of regulatory restrictions, cost, or penalties. Other factors that may materially affect the Company’s business include issues related to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates, issues relating to continued growth through acquisitions, and litigation risk. Unless this Form 10–K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10–K refer to Coventry Health Care, Inc. and its subsidiaries.

Item 1: Business

General

     We are a leading publicly traded managed health care company with approximately 1.84 million members operating health plans under the names Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, Southern Health, and WellPath. We operate a diversified portfolio of local market health plans serving 14 states, primarily in the Mid–Atlantic, Midwest and Southeast regions. Our health plans generally are located in small to mid–sized metropolitan areas. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. On May 16, 2001, we began trading on the New York Stock Exchange® under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.”

     We operate our health plans with a local focus and the management expertise, resources and economies of scale of a large, well–established and well–capitalized company. We believe the delivery of health care benefits and services is best managed on a market–by–market basis. Each of our health plans operates under its local market name and has local management, sales and marketing, medical management, contracting and provider relations personnel that design and manage health benefits to meet the needs of our individual markets. We believe that our local focus enables us to adapt our products and services to the needs of individual markets, react quickly to changes in our markets and maintain strong relationships with our employer customers, members and health care providers. We operate four regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions for our plans. Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices at each of our plans and capitalize on the benefits of our integrated information technology systems. We centralize the underwriting and product pricing functions for our health plans at the corporate level, which allows us to utilize our underwriting expertise and a disciplined pricing strategy at each of our plans. We believe our centralization of certain administrative functions at the corporate and regional levels gives us a competitive advantage over local market health plans that lack our resources.

     We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members, and our members’ access to providers without referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we recently began offering defined contribution health plans. Our risk products also include state–sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non–risk” products to employers that self–insure employee health benefits. The management services we provide typically include provider contracting, claims processing, utilization review and quality assurance. For our non–risk products, we receive fees for access to our provider networks and the management services we provide, but we do not have underwriting risk.

Operating and Growth Strategy

     Maintaining Leading Positions in our Markets

     We operate health plans with strong competitive positions in most of our markets. Based on the number of HMO members enrolled in our health plans as of January 1, 2001, we believe our health plans rank among the top two in six of our 12 markets and among the top three in eight of our markets. We believe our local focus enables us to compete effectively with large national competitors that operate in the markets we serve, and our management expertise, resources and economies of scale give us a competitive advantage over small, local market health plans. We believe the combination of our local strengths and our resources as a large company makes our plans attractive to employers and members, and thereby enhances our competitive positions in the markets in which we operate. We believe our strong market positions enable us to negotiate competitive contracts with providers and realize operating efficiencies.

     Pursuing Strategic Acquisitions

     The managed care industry continues to be highly fragmented, with approximately 560 health plans in operation in the United States during 2000. Our strategy is to acquire plans that we believe will benefit from our management expertise and provide opportunities for improved operations and cost savings through our management practices and economies of scale. During the last several years, we have acquired under–performing plans at attractive valuations relative to plans with superior operating performance. We believe that there will be additional acquisition opportunities in the future as a result of the continued consolidation of the managed care industry and the increasing difficulties that small, local plans will face in competing with larger companies that have greater access to capital, superior information systems, lower administrative costs and more effective medical management techniques and management practices. We intend to continue to pursue acquisitions in our existing markets and in new markets as attractive opportunities arise.

     Achieving Margin Improvements

     We typically have acquired health plans with poor operating performance. Following each acquisition, we undertake an extensive review of the rates, cost structure, provider arrangements and medical management practices of the acquired plan. Generally, we have been able to improve the operating margins of our acquired plans within six to 24 months after we have completed the acquisition through strict pricing discipline, improved provider arrangements, more effective medical management techniques and reductions in overhead costs resulting from operating efficiencies and our economies of scale. We believe that we can continue to improve the operating margins at our recently acquired plans as well as our other plans through continued pricing discipline, improvements in medical management techniques and additional operating efficiencies and economies of scale.

     As of December 31, 2001, we had 1,522,198 members for whom we assume underwriting risk (“risk members”) and 318,528 members of self–insured employers for whom we provide management services but do not assume underwriting risk (“non–risk members”). The following tables show the total number of members as of December 31, 2001 and 2000 and the percentage change in membership between these dates.

	December 31,		Percent
	2001	2000	Change

Membership by market:
Carolinas	97,508	170,706	(42.9%)
Delaware	156,547	144,130	8.6%
Georgia	55,188	46,774	18.0%
Iowa	90,741	84,834	7.0%
Kansas City	144,210	85,934	67.8%
Louisiana	59,529	59,903	(0.6%)
Nebraska	43,466	36,713	18.4%
Pennsylvania	516,755	502,621	2.8%
St. Louis	382,712	368,684	3.8%
Virginia	162,159	58,688	176.3%
West Virginia	88,990	110,289	(19.3%)
Wichita	42,921	43,758	(1.9%)

Total membership	1,840,726	1,713,034	7.5%

	December 31,		Percent
	2001	2000	Change

Risk membership:
Commercial	1,210,739	1,170,239	3.5%
Medicare	53,543	71,967	(25.6%)
Medicaid	257,916	194,412	32.7%

Total risk membership	1,522,198	1,436,618	6.0%
Non–risk membership	318,528	276,416	15.2%

Total membership	1,840,726	1,713,034	7.5%

Products

     Commercial Risk

     We offer employers a full range of commercial risk products, including HMO, PPO and POS products. Recently, we also began offering defined contribution health plans pursuant to which employers pay for all or a portion of the health care plan premiums and contribute a fixed amount toward the employee’s out–of–pocket health benefit costs. The employee can use the employer contribution to pay copayments, deductibles or the cost of certain non–covered benefits.

     We design our products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which we operate. Our products vary with respect to the level of benefits provided, the costs to be paid by employers and members, including deductibles and copayments, and our members’ access to providers without referral or preauthorization requirements. We had 1,210,739 commercial members that accounted for $2.3 billion in annual revenue, as of December 31, 2001.

Health Maintenance Organizations

     Our HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, dental, optical, mental health, and ancillary diagnostic and therapeutic services. In general, a fixed monthly membership fee covers all HMO services although some benefit plans require co–payments or deductibles in addition to the basic membership fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies.

Preferred Provider Organizations and Point of Service

     Our PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and allow members to use providers that do not participate in our managed care networks. If a member chooses a non–participating provider, deductibles, copayments and other out–of–pocket costs to the member generally are higher than if the member chooses a participating provider. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out–of–pocket costs borne by the members.

     Governmental Programs

Medicare

     We had six Medicare+Choice contracts in seven states covering 53,543 members, and accounting for $352.1 million in annual revenue, as of December 31, 2001. Under the Medicare+Choice contracts the Company receives a county–specific fixed premium per member per month from the Centers for Medicare and Medicaid Services, formerly known as the U.S. Health Care Financing Administration. This premium reflects certain county–specific demographics of the Medicare population of each region. Ten percent of the Centers for Medicare and Medicaid Services’ premium is based on individually determined health risk adjusters in 2001 and again in 2002. The average rate of increase in the Centers for Medicare and Medicaid Services’ rates in 2001 was 3.0%. This includes a 2.0% statutory increase as of January 1, 2001 and an additional 1.0% increase in March 2001 under the Benefit Improvement and Protection Act of 2000. The Benefit Improvement and Protection Act increase was used to improve benefits and stabilize the Company’s provider contracts.

     During 2001, we significantly increased member premiums in the St. Louis market, which was the primary reason for a 54.7% membership loss in that market. In February 2001, we sold our Louisiana Medicare business with approximately 800 members. In April 2001, we acquired approximately 5,000 members in our Kansas City market through the acquisition of Kaiser – KC. Effective December 31, 2000, we closed our Iowa Medicare Cost contract and withdrew from the Iowa market.

Medicaid

     We offer health care coverage to Medicaid recipients in seven states covering 257,916 members, and accounting for $383.1 million in annual revenue, as of December 31, 2001. The Medicaid Management Care agreement is a contract with each individual state. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member.

     During 2001, our Medicaid membership grew 32.7% and revenue increased 30.4%. Medicaid members in the St. Louis, Delaware and Pennsylvania markets represent 85.1% of the total Medicaid membership.

     Management Services

     We offer management services and access to our provider networks to employers that self–insure their employee health benefits. These management services accounted for $64.4 million for the year ended December 31, 2001. The management services we provide typically include provider contracting, claims processing, utilization review and quality assurance. We typically provide these management services for a fixed fee, but certain of our management services contracts provide that our fees are based, in part, upon certain performance and utilization management standards. We also offer a product to third–party payors under which we provide access to our provider networks for their employees, as well as the benefits of our provider pricing arrangements and claims repricing and utilization review services. We do not have any underwriting risk for these services.

Provider Networks

     Our health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers, rather than providing reimbursement to the member for the charges of such providers. Because the health plans receive the same amount of revenue from their members regardless of the cost of healthcare services provided, they must manage both the utilization of services and the unit cost of the services.

     All of our health plans currently offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of our health plans.

     A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation agreements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, we, who are responsible for the coverage of our members pursuant to our customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the global capitation agreements.

     Most contracted primary care and specialist physicians are compensated under a discounted fee–for–service arrangement. The majority of our contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee–for–service or a per case basis. We pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates.

Medical Management

     We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over–utilization or under–utilization of services and assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate office monitors the medical management policies of our plans and assists our plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. We review all new medical technologies in advance to ensure that only safe and effective new medical procedures are used. We regularly conduct studies to discover possible adverse medical outcomes for both quality and risk management purposes.

     We have developed a comprehensive disease management program that identifies those members having certain chronic diseases, such as asthma and diabetes. Our case managers proactively work with members and their physicians to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. We believe that our disease management program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

     Each of our health plans either employs or contracts with physicians as medical directors who oversee the delivery of medical services. The medical directors supervise medical managers who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence–based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

     Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and presented to the health plan’s physicians. The medical directors monitor these results in an attempt to ensure the use of cost–effective, medically appropriate services.

     We also focus on the satisfaction of our members. We monitor appointment availability, member–waiting times, provider environments and overall member satisfaction. Our health plans continually conduct membership surveys of both existing and former members concerning the quality of services furnished and suggestions for improvement.

Information Technology

     We believe that integrated and reliable information technology systems are critical to our success. We use our information systems to improve the operating efficiency of our health plans, collect data that we use in connection with medical management, underwriting and quality assurance decisions and improve communication with our employer customers, members and providers. We use standardized information systems at each of our health plans for processing eligibility, enrollment, premium billing and claims data and for general ledger, financial reporting and human resources functions. We have dedicated in–house teams that convert acquired health plans to our information systems as soon as possible following the closing of the acquisition.

     We operate a main data center in Cranberry, Pennsylvania that houses all of our mainframe and network servers. Our data center collects information from our health plans that we use in medical management and to make decisions regarding underwriting, product pricing, quality assurance, sales and marketing and contracting functions.

     Our information technology systems also enable us to use the Internet and electronic commerce to communicate with members, providers and employers. We provide on–line health care directory services that make information about our health plan providers available to all members. In addition, we currently are completing the rollout of a secure web–based transaction services system for our health plans that will enable members to:

  check on the status of claim, authorization, eligibility and benefit requests;
  notify us of certain changes to the member’s status;
  change the member’s primary care physician; and
  request identification cards or other information.

     These services are available seven days a week, twenty–four hours a day and enable members to more easily handle many issues that we have historically managed via telephone or written communication. Our website also provides links to other health care and medical information. We also provide a list of approved pharmaceuticals on–line and intend to install a searchable pharmacy locator.

     We currently are implementing web–based services to manage the electronic submission and processing of eligibility determination, authorization submission and status, claims submission and status and reporting. We expect to achieve some administrative savings from expanded real–time transaction processing, as well as enhanced communication with our providers and increased provider satisfaction. We currently provide these services in five of our largest markets and expect to provide these services in our remaining markets in the remainder of 2002.

     We also are continuing to automate the sales and enrollment process for our small group insurance market. We are implementing a web–based application that streamlines the end–to–end process of quoting, enrollment, underwriting, processing member data and renewal for employee benefits providers, their sales representatives, agents and customers. We currently provide this product in three of our largest markets and expect to begin making it available in our remaining markets in the remainder of 2002. We also provide employer services that enable employers to view roster, billing and eligibility information on–line. This service enables them to reconcile billing statements and verify eligibility without a telephone call.

     The Health Insurance Portability and Accountability Act of 1996 imposes new requirements relating to, among other things, the standardization of certain electronic codes and provider identifiers. We have completed a company–wide assessment of our information technology systems and the flow of health care data and information within our company. We have also reviewed the ways that information is accessed by or shared with third parties. We are updating our information technology systems and organizational practices, and we expect our systems and processes to be compliant with the new requirements by the mandatory compliance date.

Marketing

     Our health plans market commercial HMO, POS and PPO products to employer group purchasers on both a fully insured and self–funded basis. Among small and medium size employers, our commercial products are most commonly offered on an exclusive basis. In the large group segment, our products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay all or part of their employees’ health care premiums, and virtually all employer group contracts renew annually.

     To respond to market demand in all size segments, our health plans have expanded the number of lower cost product options made available to group purchasers. We have also launched a consumer–directed care program, HealthAssurance Flex, a product that promotes increased employee cost sharing and choice, and features a pre–funded debit card to help pay for eligible health care expenses.

     We market our managed care products and services through our own direct sales staff of approximately 400 employees and a network of more than 2,400 independent brokers and agents. Our local direct sales staff and independent brokers and agents market our health plans to recruit new employer customers and members and retain our existing employer customers and members. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

     Our direct sales staff and independent brokers and agents typically market our managed care products and services to employers in a two–step process in which presentations are made first to employers to secure contracts to provide health benefits. Once selected by an employer, our direct sales staff solicits members from the employee base during periodic “open enrollments” during which employees are permitted to change health care programs. We use workplace presentations, direct mail and radio and television advertisements to contact prospective members.

     Our Medicaid products are marketed to Medicaid recipients by state Medicaid authorities. We market our Medicare+Choice products to both individuals and retirees of employer groups that provide benefits to retirees through television, radio, newspaper and billboard advertising and direct mail. Our Medicaid and Medicare+Choice contracts are renewable annually. Medicare enrollees may disenroll monthly. Medicaid enrollees may disenroll monthly or annually, depending on the jurisdiction.

Significant Customers

     Our commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our consolidated revenue. We received 11.4% of our consolidated revenues in 2001 from our Medicare programs throughout our various markets.

Competition

     The managed care industry is highly competitive, both nationally and in the individual markets we serve. Generally, we compete against Blue Cross Blue Shield affiliated health plans, locally–owned plans and provider sponsored plans. In certain markets, we also compete with national health plans. We compete for members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies. We maintain an active presence in the communities served by our health plans through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in the communities we serve.

Government Regulation

     We are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction, and changes are frequently considered and implemented.

     State Regulation

     The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance company and HMO subsidiaries. Our insurance company subsidiary, CH&L, offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not offer traditional indemnity insurance.

     CH&L and the HMO subsidiaries are required by state law to file periodic reports and meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. The HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Several states impose requirements with respect to the prompt payment of claims and provider selection permitting “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our costs of assembling and administering provider networks.

     We also are subject to the insurance holding company regulations in the states in which the insurance company and HMO subsidiaries operate. These laws and associated regulations generally require registration with the state department of insurance and the filing of reports describing capital structure, ownership, financial condition, certain inter–company transactions and business operations. Most state insurance holding company laws and regulations require prior regulatory approval or, in some states, prior notice, of acquisitions or similar transactions involving regulated companies, and of certain transactions between regulated companies and their parents. In connection with obtaining regulatory approvals of acquisitions, we may be required to agree to maintain capital of regulated subsidiaries at specified levels or to guarantee the solvency of such subsidiaries.

     Most states now impose risk–based or other net worth–based capital requirements on our insurance company and HMO subsidiaries. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

     Health Insurance Portability and Accountability Act of 1996

     The Health Insurance Portability and Accountability Act of 1996 imposes new requirements relating to a variety of issues that affect the Company’s business, including the privacy of medical information, limits on exclusions based on preexisting conditions for certain plans, guaranteed renewability of health care coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform health care provider, payor and employer identifiers. Various agencies of the federal government have issued regulations to implement certain sections of this act. This law is far reaching and complex, and proper interpretation and practice under the law continues to evolve. Because the rules implementing this law are still evolving, we cannot assure you that the costs of compliance with this law will not adversely affect our results of operations or cause us to significantly change the way we operate our business.

     On December 20, 2000, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information. The primary purposes of the final rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of health care delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations and individuals. The final rule was effective April 2001. Health plans, providers and health care clearinghouses have until April 14, 2003 to come into compliance with the final rule. We have instituted a process to ensure our compliance with the final rule by that date.

     The Department of Health and Human Services published a proposed rule containing security standards in August 1998. A final security rule has not been published, but the proposed rule would require health plans, providers and health care clearinghouses to implement organizational and technical practices to protect the security of electronically maintained or transmitted health–related information. We cannot predict the final form that the security rule will take or the impact that the final rule will have on us.

     The Department of Health and Human Services also released its final rule for electronic data standards under the Health Insurance Portability and Accountability Act of 1996 on August 17, 2000, effective October 17, 2000. This rule establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. Compliance with these regulations is required by October 16, 2002. Recently enacted legislation would extend the compliance date until October 16, 2003 for entities that file a plan with the Department of Health and Human Services that demonstrates how they intend to comply with the regulations by the extended deadline. We have instituted a process to ensure our compliance with the final rule by the mandatory compliance date.

     On January 5, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the Internal Revenue Service and the Department of Health and Human Services issued two regulations that provide guidance on the nondiscrimination provisions under the Health Insurance Portability and Accountability Act of 1996 as they relate to health factors and wellness programs. These nondiscrimination provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. We currently do not believe that these regulations will have a material adverse effect on our business.

     Employee Retirement Income Security Act of 1974

     The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee benefit plans that are covered by ERISA.

     On November 21, 2000, the U.S. Department of Labor issued a final rule relating to benefit claims and appeal procedures for plans under ERISA, disability plans and other employee benefit plans. The rule shortens the time allowed for health and disability plans to respond to claims and appeals, establishes new requirements for plan responses to appeals and expands required disclosures to participants and beneficiaries. The rule applies to claims filed under a group health plan on or after the first day of the first plan year beginning on or after July 1, 2002 and not later than January 1, 2003. We have instituted a process to ensure our compliance with the rule by the mandatory compliance date. We currently do not believe that the rule will have a material adverse effect on our business.

     Medicaid and Medicare+Choice

     Some of our HMOs contract with the Centers for Medicare and Medicaid Services to provide services to Medicare beneficiaries pursuant to the Medicare+Choice program. Some of our HMOs also contract with states to provide health benefits to Medicaid recipients. As a result, we are subject to extensive federal and state regulation. The Centers for Medicare and Medicaid Services may audit any health plan operating under a Medicare+Choice contract to determine the plan’s compliance with federal regulations and contractual obligations. In addition, we must file cost reimbursement reports for the Medicare cost contracts, which are subject to audit and revision.

     As a result of the Medicare+Choice and Medicaid products we offer, we are subject to regulatory and legislative changes in those two government programs. The Balanced Budget Refinement Act of 1999 was enacted on November 29, 1999. This law modifies the Balanced Budget Act of 1997, which had made substantial revisions to the Medicare and Medicaid programs. Specifically, the Balanced Budget Refinement Act of 1999 revised the enrollment rules and risk adjustment methodology of the Medicare+Choice Program. Additionally, this law offers limited incentives to health plans to offer Medicare+Choice plans in areas which currently do not have Medicare+Choice plans. The Balanced Budget Refinement Act of 1999 also allows Medicare+Choice plans greater flexibility in structuring benefit packages for enrollees in the same service area. At this time, we do not believe that the Balanced Budget Refinement Act of 1999 will have a material effect on our operations.

     The United States Congress enacted the Benefit Improvement and Protection Act of 2000 in December 2000. This law increases Medicare and Medicaid provider payments and enhances the benefit package for Medicare beneficiaries. The increased payment amounts were effective March 1, 2001. These amounts may only be used by Medicare+Choice plans to increase funds to reduce beneficiary premiums or copayments, enhance benefits, stabilize or widen the network of health care providers available to beneficiaries or reserve funds to help offset premium increases or reduced benefits in the future. At this time, management does not believe that the Benefit Improvement and Protection Act of 2000 will have a material effect on our operations.

     The Centers for Medicare and Medicaid Services and the appropriate state regulatory agency have the right to audit any health plan operating under a Medicaid managed care contract to determine the plan’s compliance with state and federal law. In some instances, states engage peer review organizations to perform quality assurance and utilization review oversight of Medicaid managed care plans. Our HMOs are required to abide by the peer review organizations standards.

     The Centers for Medicare and Medicaid Services issued a final Medicaid managed care rule on January 19, 2001. The final rule includes strengthened beneficiary protections and new provisions designed to protect the rights of participants in the Medicaid program. Specifically, the final rule requires states to assure continuous access to care for beneficiaries with ongoing health care needs who transfer from one health plan to another. The new rule also requires states and plans to identify enrollees with special health care needs and to assess the quality and appropriateness of their care. We currently do not believe that the rule will have a material adverse effect on our business.

     The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including the Medicare, Medicaid and Federal Employees Health Benefits Programs (“FEHBP”). The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or part, by any federal health care program. Similar anti–kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

     In 1996, as part of the Health Insurance Portability and Accountability Act of 1996, Congress adopted a statutory exception for certain risk–sharing arrangements. The Office of the Inspector General has published two safe harbors addressing these risk–sharing arrangements. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our HMOs to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers should satisfy the requirements of these safe harbor regulations. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti–kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our arrangements do not violate the federal or similar state anti–kickback laws.

     Federal Employees Health Benefits Program

     We contract with the United States Office of Personnel Management (“OPM”) to provide managed health care services under the FEHBP. These contracts with the OPM and applicable government regulations establish premium rating requirements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under the FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. As a result, these audits could result in material adjustments.

     HealthAmerica Pennsylvania, Inc., our Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned subscription charges paid to HealthAmerica under the FEHBP. The draft audit reports questioned approximately $31.1 million of subscription charges paid to HealthAmerica with respect to contract years 1993 through 1999 as possibly constituting overcharges resulting from defective pricing in violation of HealthAmerica’s FEHBP contract. The reports also recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. HealthAmerica responded to the draft audit reports in May 2000 and August 2000, accepting certain of the draft audit reports’ recommendations but disagreeing with others. In August 2001, the U.S. Attorney for the District of Columbia sent HealthAmerica a letter indicating that the audit reports had been referred to the Office of the U.S. Attorney for consideration of a possible civil action against HealthAmerica under the Federal False Claims Act with respect to the FEHBP contract years 1993 through 1997. The letter stated that HealthAmerica may have knowingly overcharged the FEHBP approximately $21.1 million as a result of alleged discounts provided to other groups that also should have been provided for the FEHBP. In the event of such an overcharging, the letter also stated that HealthAmerica would be responsible for an additional approximately $5.9 million in interest through December 31, 2000 with further interest accruing to the date of repayment. Violations of the Federal False Claims Act could subject HealthAmerica to liability for civil penalties and treble damages. Since receipt of the letter from the U.S. Attorney, HealthAmerica has responded to the letter and provided supplemental information in support of its position. The pending inquiry may be resolved by agreement with the Office of the U.S. Attorney or the OPM with a payment to the government. If an agreement is not reached, the U.S. Attorney or the OPM may commence a legal action against HealthAmerica. Although we cannot predict the ultimate outcome of the pending inquiry or any related litigation that may arise in this matter, management does not believe that the ultimate resolution of this matter will have a material adverse effect on our business or results of operations.

     Recent Federal Managed Care Legislative Proposals

     On August 8, 2001, the House of Representatives passed a version of the Patients’ Bill of Rights legislation (an amended version of the Ganske–Dingell bill) that would permit health plans to be sued in state court for coverage determinations. The current administration has indicated a willingness to pass some form of patient protection legislation which could adversely affect the health benefits business, and the bill adopted by the House was the result of a compromise reached by President Bush and Representative Charles Norwood of Georgia. Under the bill, a claim would be permitted for a wrongful coverage denial that is the proximate cause of personal injury to, or the death of, a patient. Medically reviewable claims against health insurers would be tried in state court but under federal law. Patients would be required to exhaust external review before filing suit. Patients who lose an external review decision would have to overcome a rebuttable presumption that the insurer made the correct decision. The bill caps non–economic damages at $1.5 million. Punitive damages would be available only if insurers do not follow an external review decision and would be capped at an additional $1.5 million. The bill also limits class action lawsuits (both future suits and pending suits where a class has not yet been certified) against health insurers under both ERISA and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) to group health plans established by a single plan sponsor.

     The Senate version of the Patients’ Bill of Rights legislation (the McCain–Edwards bill) was passed on June 29, 2001 and contains broader liability provisions than the House bill. The Senate bill would permit patients to sue health plans in state court over medical judgments or in federal court over contractual issues, and it would not cap damages in state courts. In federal court, punitive damages would be allowed, up to $5.0 million, and there would be no limit on economic and non–economic damages. President Bush has stated that he will veto any Patients’ Bill of Rights legislation that contains liability provisions similar to the Senate bill. The House and Senate versions of the bill are expected to be reconciled in the Conference Committee. We cannot predict the provisions of the Patients’ Rights legislation that may emerge from the Conference Committee, if any, and whether any Patients’ Bill of Rights legislation will be enacted into law. We also cannot predict what impact any Patients’ Bill of Rights or other federal legislation would have on our business and operations.

     Numerous other proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. The provisions of legislation that may be adopted at the state level cannot be accurately and completely predicted at this time, and we therefore cannot predict the effect on our operations of proposed legislation. On the federal level, we expect that some form of managed health care reform may be enacted. At this time, it is unclear as to when any legislation might be enacted or the content of any new legislation, and we cannot predict the effect on our operations of the proposed legislation or any other legislation that may be adopted.

Risk Management

     We maintain general liability and professional liability insurance coverage in amounts that we believe is appropriate. Until recently, we also maintained medical excess “stop–loss” reinsurance coverage covering a portion of the medical risk we had underwritten through our risk products. We no longer maintain “stop–loss” reinsurance coverage because we do not believe it is cost efficient to maintain it in light of current conditions in the insurance market.

Employees

     At March 11, 2002, we employed approximately 3,242 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

     We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”). We have grown substantially through acquisitions. The table below summarizes all of our acquisitions. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Location	Type of Business	Year Acquired

American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	St. Louis, Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Richmond, Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser – NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	St. Louis, Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Charlottesville, Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	St. Louis, Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser – KC”)	Kansas City, Missouri	HMO	2001

Service Marks and Trademarks

     We have the right in perpetuity to use the federally registered name “HealthAmerica” in Illinois, Missouri, Pennsylvania and West Virginia and “HealthCare USA” in Missouri, Illinois, Kansas and Florida. We have federal and/or state registered service marks for “Advantra,” “Carelink,” “Carelink Health Plans” logos, “CareNet,” “CarePlus,” “Coventry,” “Doc Bear,” “GHP,” “GHP” logo, “GHP Network Connection,” “HealthAssurance,” “HealthCare Preferred,” “It’s That Simple,” “Sensicare,” “SouthCare Medical Alliance” logo, sun design logo, “WellPath Select,” “WellPath 65,” “WellPath Community Health Plans” and for our torch logo design. We have pending applications for federal registration of the service marks “HealthAssurance FLEX,” “Coventry Healthy Choices Program,” “Senior Life Management,” “SouthCare,” and “NurseAccess.”

Executive Officers of Our Company

     The following table sets forth information with respect to the current executive officers of our Company:

Name	Age	Position
Allen F. Wise	59	President, Chief Executive Officer and Director
Thomas P. McDonough	53	Executive Vice President and Chief Operating Officer
Dale B. Wolf	47	Executive Vice President, Chief Financial Officer and Treasurer
Ronald M. Chaffin	45	Senior Vice President
Thomas A. Davis	41	Senior Vice President
Harvey C. DeMovick, Jr.	55	Senior Vice President, Customer Service Operations and Chief Information Officer
Davina C. Lane	55	Senior Vice President
J. Stewart Lavelle	48	Senior Vice President, Sales and Marketing
Bernard J. Mansheim, M.D.	55	Senior Vice President and Chief Medical Officer
James E. McGarry	43	Senior Vice President
John J. Ruhlmann	39	Vice President and Corporate Controller
Francis S. Soistman, Jr.	45	Senior Vice President
Janet M. Stallmeyer	53	Senior Vice President
Charles R. Stark	57	Senior Vice President
Thomas C. Zielinski	51	Senior Vice President and General Counsel

     Allen F. Wise has been a director and President and Chief Executive Officer of our Company since March 1998. He was a director and President and Chief Executive Officer of Coventry Corporation, our predecessor in interest, from October 1996 to June 2000. From October 1994 to October 1995, he was Executive Vice President of MetraHealth Companies, Inc., a managed health care company that was acquired by UnitedHealth Group, Incorporated in October 1995. From October 1995 to October 1996, he was Executive Vice President of UnitedHealth Group, Incorporated. From January 1994 to October 1994, he was President and Chief Executive Officer of Wise Health System, a health care investment company. From 1991 to 1994, Mr. Wise was President and Chief Executive Officer of Keystone Health Plan, a managed health care company, and also Chief Operating Officer of Independence Blue Cross, a health care insurance company. He is a director of NCO Group, Inc., a provider of accounts receivable management and other outsourced services.

     Thomas P. McDonough was elected Executive Vice President of our Company in April 1998 and Chief Operating Officer in July 1998. Prior to joining us in April 1998, he was with Uniprise of UnitedHealth Group, Incorporated, and served as its Chief Executive Officer from November 1997 until he joined our company; Executive Vice President, Customer Services Group from February 1997 to November 1997; and Senior Vice President, Claim Services from August 1995 through February 1997. Prior to 1995, he was the President of Harrington Service Corporation, an insurance services company, and the Chief Operating Officer of Jardine Group Services Corporation, an insurance brokerage company and third party administrator.

     Dale B. Wolf was elected Executive Vice President, Chief Financial Officer and Treasurer of our Company in April 1998. He was Senior Vice President, Chief Financial Officer and Treasurer of Coventry Corporation from December 1996 to June 2000. From August 1995 to December 1996, he was Executive Vice President of SpectraScan Health Services, Inc., a women’s health care services company. From January 1995 to August 1995, Mr. Wolf was Senior Vice President, Business Development of MetraHealth Companies, Inc. From August 1988 to December 1994, Mr. Wolf was Vice President, Specialty Operations of the Managed Care and Employee Benefits Operations of The Travelers, an insurance company.

     Ronald M. Chaffin was elected Senior Vice President of our Company in April 1998 and President and Chief Executive Officer of Coventry Health Care of Delaware, Inc., our Delaware health plan, in December 1998. Prior to that time, he was a Regional Vice President of one of Principal’s subsidiaries from 1995 to April 1998. From 1994 to 1995, he was Executive Director of Principal Health Care of Nebraska, Inc., a wholly owned subsidiary of one of Principal’s subsidiaries. From 1992 to 1994, Mr. Chaffin was Vice President, Operations, of HealthMark Health Plan, a managed care company.

     Thomas A. Davis was elected Senior Vice President of our Company in April 1998 and President and Chief Executive Officer of Coventry Health Care of Georgia, Inc., our Georgia health plan, in May 1998. Prior to that time, he was the Chief Executive Officer of UnitedHealth Group’s Utah operations from 1996 to 1998. From 1995 to 1996, Mr. Davis was Vice President, Operations, of MetraHealth Companies, Inc. From 1992 to 1994, he was Director, HMO Operations, of Prudential Health Care System. Prior to 1992, Mr. Davis held various positions in health care venture capital and management consulting firms.

     Harvey C. DeMovick, Jr. was elected Senior Vice President of our Company in April 1998. He has served as our Chief Information Officer since April 2001 and as our Senior Vice President, Customer Service Operations since September 2001. From April 2001 to September 2001, he served as our Senior Vice President, Organizational Development, Human Resources and Compliance. From April 1998 to April 2001, he was Senior Vice President, Government Programs, Compliance, Information Systems and Human Resources of our Company. He was Senior Vice President, Medical and Government Programs of Coventry Corporation from July 1997 to April 1998. From October 1995 to July 1997, Mr. DeMovick was Senior Vice President, Customer Administrative Services, of UnitedHealth Group, Incorporated, and from October 1994 through October 1995 he was Vice President, Managed Care Operations, of MetraHealth Companies, Inc.

     Davina C. Lane was elected Senior Vice President of our Company in April 1999. She was elected President and Chief Executive Officer of HealthCare USA of Missouri, LLC, one of our Missouri health plans, in October 2001. She served as President and Chief Executive Officer of Group Health Plan, Inc., one of our Missouri health plans, from April 1999 to October 2001. She was Vice President of Coventry Corporation from July 1997 to April 1998. She was the President and Chief Executive Officer of HealthCare USA, Inc. and its subsidiaries, our Medicaid operations, from August 1996 to April 1999. From April 1993 to August 1996, she was Vice President of Marketing and Contracting of Healthcare Practice Enhancement Network, Inc., a company that provides services to payors and providers in the health care industry.

     J. Stewart Lavelle was elected Senior Vice President, Sales and Marketing, of our Company in April 1998. He was the Chief Executive Officer of Southern Health Services, our Virginia health plan, from January 1998 to December 1999. From 1996 to November 1997, Mr. Lavelle was President of Riscorp Health Plans, a managed health care company. He joined U.S. Healthcare, Inc. in 1987 and served as Senior Vice President, General Manager of its New Jersey, Delaware, Maryland, Washington D.C. and Virginia operations from 1991 to 1996.

     Bernard J. Mansheim, M.D. was elected Senior Vice President and Chief Medical Officer of our Company in April 1998. From August 1997 to April 1998, he was the Chief Operating Officer of United HealthCare of the Mid–Atlantic and, from August 1996 to July 1997, was its Chief Medical Officer. In April 1995, he became President and Chief Executive Officer of HealthSpring, Inc., a pre–paid, primary care group medical practice and subsidiary of MetraHealth Companies, Inc., and also served as National Medical Director for MetraHealth Companies, Inc. following the acquisition of MetraHealth Companies, Inc. by UnitedHealth Group, Incorporated in October 1995. Dr. Mansheim continued as the President and Chief Executive Officer of HealthSpring, Inc. until its divestiture in August 1996 and also served as National Medical Director of UnitedHealth Group, Incorporated. From July 1994 to April 1995, he was President and Chief Executive Officer of Triangle HealthCare Group and Medical Director of Prudential Health Care System of the Triangle in Raleigh–Durham–Chapel Hill, North Carolina.

     James E. McGarry was elected Senior Vice President of our Company in July 1998. From November 1997 to July 1998, he was the Chief Operating Officer of Uniprise of UnitedHealth Group, Incorporated. From January 1995 to October 1997, he was Senior Vice President, Consumer Services Administration, of UnitedHealth Group, Incorporated. Prior to 1995, he was Vice President of Field Operations of MetraHealth Companies, Inc. and Vice President of Field Operations for The Travelers, an insurance company.

     John J. Ruhlmann was elected Vice President and Corporate Controller of our Company in November 1999. From December 1993 to September 1999, Mr. Ruhlmann was Vice President of Accounting of Integrated Health Services, Inc., a national provider of health services that owns and manages hospitals, nursing homes and clinics.

     Francis S. Soistman, Jr. was elected Senior Vice President of our Company in April 1998. He was named President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc. and HealthAssurance Pennsylvania, Inc., our Pennsylvania subsidiaries, in May 1998 and July 2001, respectively. He was Regional Vice President of Principal Health Care, Inc., from December 1994 to March 1998. From April 1994 to December 1994, he was Executive Director of Principal Health Care of the Mid–Atlantic, Inc., a wholly owned managed health care subsidiary of one of Principal’s subsidiaries. From January 1983 until March 1994, Mr. Soistman held various positions with Blue Cross Blue Shield of Maryland and its subsidiary companies.

     Janet M. Stallmeyer was elected Senior Vice President of our Company in March 1999. She has been the President and Chief Executive Officer of Coventry Health Care of Kansas, Inc., our Kansas health plan, since October 1998, and its Executive Director from January 1995 to October 1998. From October 1992 to December 1994, she was the Executive Director of our Louisiana health plan, Coventry Health Care of Louisiana, Inc.

     Charles R. Stark was elected Senior Vice President of our Company in August 2001 and was named President and Chief Executive Officer of Group Health Plan, Inc., one of our Missouri health plans, in October 2001. He was President and Chief Executive Officer of HealthCare USA of Missouri, LLC, one of our Missouri health plans, from January 2001 to October 2001. From December 1996 to September 1999, he was the President and Chief Executive Officer of Antero Health Plans, a Colorado managed care company. From June 1992 to December 1996, he was President and Chief Executive Officer of Health Direct, an Illinois health care company.

     Thomas C. Zielinski was elected Senior Vice President and General Counsel of our Company in August 2001. Prior to that time, Mr. Zielinski worked for 19 years in various capacities for the law firm of Cozen and O’Connor, P.C., including as a senior member, shareholder and Chair of the firm’s Commercial Litigation Department.

Item 2: Properties

     As of December 31, 2001, we leased approximately 83,000 square feet of space for our corporate office in Bethesda, Maryland, of which approximately 38% is subleased. We also leased approximately 797,000 aggregate square feet for office space, subsidiary operations and customer service centers in the various markets where our health plans operate, of which approximately 14% is subleased. Our leases expire at various dates from 2002 through 2012. We also own a building in Richmond, Virginia with approximately 45,000 square feet, which is used for administrative services related to our health plan in that market, of which approximately 46% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, we carry professional malpractice and general liability insurance for each of our operations on a claims–made basis with varying deductibles for which we maintain reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

     On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against our Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of RICO, violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we cannot predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     We may be the target of other similar lawsuits involving RICO and the ERISA, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although we may be the target of other similar lawsuits, we believe there is no valid basis for such lawsuits.

     Our industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant effect on our operations.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2001.

PART II

Item 5: Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     On May 16, 2001, we began trading our common stock on the national market of the New York Stock Exchange® (NYSE®) under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.” The following table sets forth the quarterly range of the high and low closing sales prices of the common stock on the Nasdaq® and NYSE® stock markets during the calendar period indicated. Such quotations represent inter–dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2001		2000

	High	Low	High	Low

First Quarter	$ 24.13	$ 13.75	$ 9.06	$ 6.94
Second Quarter	20.59	14.78	14.63	8.56
Third Quarter	25.38	18.08	17.63	12.75
Fourth Quarter	23.19	18.29	29.19	15.00

     On February 28, 2002, we had approximately 348 shareholders of record, not including beneficial owners of shares held in nominee name. On February 28, 2002, our closing price was $23.06.

Dividends

     We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business. Our ability to pay dividends is also restricted by insurance regulations applicable to our subsidiaries. Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6: Selected Consolidated Financial Data

(in thousands, except per share and membership data)

	December 31,

	2001	2000	1999	1998	1997

Operations Statement Data (1)
Operating revenues	$ 3,147,245	$ 2,604,910	$ 2,162,372	$ 2,110,383	$ 1,228,351
Operating earnings (loss)	91,108	62,515	47,855	(36,195)	5,739
Earnings (loss) before income taxes	134,682	102,068	76,000	(17,510)	20,344
Net earnings (loss)	84,407	61,340	43,435	(11,741)	11,903
Basic earnings (loss) per share	1.30	1.03	0.74	(0.22)	0.36
Diluted earnings (loss) per share	$ 1.24	$ 0.93	$ 0.69	$ (0.22)	$ 0.35

Balance Sheet Data (1)
Cash and investments	$ 952,491	$ 752,450	$ 614,603	$ 614,583	$ 240,091
Total assets	1,451,273	1,239,036	1,081,583	1,091,228	487,182
Medical claims liabilities	522,854	444,887	362,786	403,822	118,022
Long–term liabilities	10,649	6,443	10,445	88,737	109,268
Reedemable convertible preferred stock	—	—	47,095	—	—
Stockholders’ equity	$ 689,079	$ 600,430	$ 480,385	$ 436,539	$ 117,818

Operating Data (1)
Medical loss ratio (2)	86.0%	85.8%	86.1%	86.9%	86.1%
Administrative expense ratio	12.0%	12.7%	13.8%	13.8%	13.8%
Risk membership, continuing operations	1,522,198	1,436,618	1,202,304	1,139,761	765,823
Non–risk membership, continuing operations	318,528	276,416	237,635	217,523	148,910
Basic weighted average shares outstanding	64,990	59,521	59,025	52,477	33,210
Diluted weighted average shares outstanding	67,875	65,757	64,159	52,477	33,912

(1)	Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See Note B to the consolidated financial statements for detail on our acquisitions and dispositions.
(2)	Medical loss ratio excludes charges and recoveries recorded in 1998, 1999 and 2000. See Note M to the consolidated financial statements for detail on these charges.

Supplementary Financial Information

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2001 and 2000:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2001 (1)	2001	2001	2001

Operating revenues	$ 751,411	$ 786,699	$ 794,682	$ 814,453
Operating earnings	18,866	21,019	24,216	27,007
Earnings before income taxes	30,235	32,935	34,919	36,592
Earnings before cumulative effect	18,591	20,418	21,650	22,870
Net earnings	19,469	20,418	21,650	22,870
Basic earnings per share before cumulative effect	0.29	0.32	0.33	0.35
Diluted earnings per share before cumulative effect	0.27	0.30	0.32	0.34
Basic earnings per share	0.30	0.32	0.33	0.35
Diluted earnings per share	$ 0.29	$ 0.30	$ 0.32	$ 0.34
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000 (2)

Operating revenues	$ 617,410	$ 621,194	$ 647,617	$ 718,689
Operating earnings	11,150	12,772	14,927	23,666
Earnings before income taxes	20,147	22,111	25,669	34,141
Net earnings	11,742	13,254	15,406	20,938
Basic earnings per share	0.20	0.23	0.26	0.34
Diluted earnings per share	$ 0.18	$ 0.21	$ 0.23	$ 0.31

(1)	As a result of adopting SFAS No. 133, we recorded a gain of $0.9 million, net of tax, in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The gain was shown separately as a cumulative effect of a change in accounting principle.
(2)	We recorded a gain in the fourth quarter of 2000, which included a $4.1 million settlement from AHERF’s bankruptcy proceedings and a $4.3 million release of our AHERF reserve.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

General Overview

     We are a leading publicly traded managed health care company with approximately 1.84 million members. We operate a diversified portfolio of local market health plans serving 14 states, primarily in the Mid–Atlantic, Midwest and Southeast regions. We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members, and the extent to which members’ access to providers is subject to referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we recently began offering defined contribution health plans. Our risk products also include state–sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non–risk” products, including access to our provider networks and management services, to employers that self–insure employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our non–risk products, we receive fees for the access to our provider networks and the management services we provide, but we do not have underwriting risk. On May 16, 2001, we began trading on the New York Stock Exchange® under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.”

Revenues

     We generate revenues from managed care premiums and management services. Our managed care premiums are derived from our commercial risk products and our government programs. Our commercial managed care premium revenues are comprised of premiums from our commercial HMO products and flexible provider products, including PPO and POS products for which we assume full underwriting risk. Premiums for such commercial PPO and POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and co–payments that are required of the PPO and POS members. Premium rates for commercial HMO products are reviewed by various state agencies based on rate filings. While we have not had such filings modified, no assurance can be given that approvals for rate submissions will continue.

     The public sector managed care premium revenues consist of premiums from our Medicare and Medicaid products. We provide comprehensive health benefits to members participating in government programs and receive premium payments from federal and state governments. Premium rates for the Medicaid and Medicare products are established by governmental regulatory agencies and may be reduced by regulatory action.

     During the three years ended December 31, 2001, we experienced substantial growth in operating revenues due primarily to membership increases from acquisitions. Additional membership growth was achieved through marketing efforts, geographic expansion and increased product offerings. One such product offering was the expansion of our PPO risk product to all of our health plans in 2000. Another new product offering was the introduction of our HealthAssurance Flex product in our Pennsylvania market in 2001.

     Our management services revenues result from operations in which our health plans provide administrative and other services to self–insured employers and to employer group beneficiaries that have elected HMO coverage. We receive an administrative fee for these services, but do not assume underwriting risk. Certain of our management services contracts include performance and utilization management standards that affect the fees received for these services.

     In addition, we offer a PPO product to other third party payors, under which we provide rental of and access to our PPO network, claims repricing and utilization review, and do not assume underwriting risk. We recognized management services revenue in 1999 under a Marketing Services Agreement, Management Services Agreement and PPO Access Agreement with Principal. These agreements either have expired or have been terminated as of December 31, 1999.

Expenses

     Our primary operating expenses are medical expense, selling, general and administrative expense and depreciation and amortization expense. Our medical expense includes medical claims paid under contractual relationships with a wide variety of providers and capitation payments. Medical expense also includes an estimate of claims incurred but not reported (“IBNR”). In determining our IBNR liabilities, we employ plan by plan standard actuarial reserve methods that are specific to the plan’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. Estimates are reviewed by our underwriting, finance and accounting personnel and other appropriate plan and corporate personnel. Judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. We continually monitor and review our IBNR reserves, and as actual settlements are made or accruals adjusted, reflect these differences in current operations. We currently believe that our estimates for IBNR liabilities are adequate to satisfy our ultimate medical claims liability after all medical claims have been reported.

     In addition to the procedures for determining reserves as discussed above, we review the actual payout of claims relating to prior period accruals. Medical costs are affected by a variety of factors, including the severity and frequency of claims. These factors are difficult to predict and may not be entirely within our control. We continually refine our actuarial practices to incorporate new cost events and trends.

     Membership

     As of December 31, 2001, we had 1,522,198 members for whom we assume underwriting risk (“risk members”) and 318,528 members of self–insured employers for whom we provide administrative services but do not assume underwriting risk (“non–risk members”). The following tables show the total membership, in continuing operations, as of December 31, 2001, 2000 and 1999.

	Commercial Risk		Governmental Programs

2001	HMO	PPO/POS	Medicare	Medicaid	Non–Risk	Total

Carolinas	39,113	20,128	—	6,460	31,807	97,508
Delaware	40,932	11,976	95	45,007	58,537	156,547
Georgia	21,839	19,907	—	—	13,442	55,188
Iowa	66,819	7,416	—	2,456	14,050	90,741
Kansas City	103,351	29,400	11,459	—	—	144,210
Louisiana	41,557	17,972	—	—	—	59,529
Nebraska	26,179	13,829	—	—	3,458	43,466
Pennsylvania	149,155	215,255	20,775	33,398	98,172	516,755
St. Louis	113,954	61,201	16,648	141,121	49,788	382,712
Virginia	99,189	10,869	—	12,706	39,395	162,159
West Virginia	46,175	11,958	4,566	16,768	9,523	88,990
Wichita	14,757	27,808	—	—	356	42,921

Total	763,020	447,719	53,543	257,916	318,528	1,840,726

	Commercial Risk		Governmental Programs

2000	HMO	PPO/POS	Medicare	Medicaid	Non–Risk	Total

Carolinas	91,871	32,761	2,890	4,482	38,702	170,706
Delaware	30,180	11,086	21	42,154	60,689	144,130
Georgia	16,122	18,463	—	—	12,189	46,774
Iowa	66,876	3,288	—	2,146	12,524	84,834
Kansas City	58,192	22,473	5,269	—	—	85,934
Louisiana	27,319	31,788	796	—	—	59,903
Nebraska	19,864	13,184	—	—	3,665	36,713
Pennsylvania	159,215	207,457	23,893	—	112,056	502,621
St. Louis	122,045	67,130	36,726	119,399	23,384	368,684
Virginia	37,090	10,341	—	11,257	—	58,688
West Virginia	63,239	16,796	2,372	14,974	12,908	110,289
Wichita	14,034	29,425	—	—	299	43,758

Total	706,047	464,192	71,967	194,412	276,416	1,713,034

	Commercial Risk		Governmental Programs

1999	HMO	PPO/POS	Medicare	Medicaid	Non–Risk	Total

Carolinas	43,989	—	—	4,216	—	48,205
Delaware	35,529	139	—	21,032	59,978	116,678
Georgia	27,485	—	—	—	—	27,485
Iowa	73,901	—	686	1,618	12,145	88,350
Kansas City	64,893	45	1,815	—	1,844	68,597
Louisiana	37,837	—	—	—	57	37,894
Nebraska	26,927	—	—	—	3,651	30,578
Pennsylvania	172,221	181,371	22,824	—	102,808	479,224
St. Louis	104,773	69,748	42,317	97,460	28,872	343,170
Virginia	37,650	7,268	—	8,415	14,345	67,678
West Virginia	44,937	19,291	990	13,750	13,636	92,604
Wichita	39,177	—	—	—	299	39,476

Total	709,319	277,862	68,632	146,491	237,635	1,439,939

Acquisitions and Dispositions

     During the three years ended December 31, 2001, we completed several business combinations and membership purchases. Our business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Prior to December 31, 2001, goodwill was amortized over a useful life of 35 years. In accordance with SFAS No. 142 – “Goodwill and Other Intangible Assets,” we will no longer amortize goodwill. The purchase price of our membership purchases was allocated to identifiable intangible assets and is being amortized over a useful life of five to fifteen years.

     The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2001 (in thousands):

Business Combinations	Effective Date	Market	Purchase Price
Carelink Health Plans (“Carelink”)	October 1, 1999	West Virginia	$ 8,400
PrimeONE, Inc. (“PrimeONE”)	February 1, 2000	West Virginia	$ 4,332
Maxicare Louisiana, Inc. (“Maxicare”)	August 1, 2000	Louisiana	$ 3,541
WellPath Community Health Plans (“WellPath”)	October 2, 2000	North Carolina	$ 21,244
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

Membership Purchases
Kaiser Foundation Health Plan of North Carolina (“Kaiser – NC”)	November 1, 1999	North Carolina	$ 2,100
Prudential Health Care Plan, Inc. (“Prudential”)(1)	February 1, 2000	St. Louis	$ 956
Health Partners of the Midwest (“Health Partners”)	January 1, 2001	St. Louis	$ 4,864
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser – KC”)	April 2, 2001	Kansas City	See Note (2)

(1)	The Prudential acquisition included Medicaid membership only.
(2)	The final Kaiser–KC purchase price will be determined following a one year transition period.

     In the fourth quarter of 1999, we notified the Indiana Department of Insurance of our intention to close our subsidiary, Coventry Health Care of Indiana, Inc. The Indiana health plan did not operate profitably or demonstrate good prospects for future growth. Although closing the health plan did not have a substantial effect on consolidated earnings, it did allow us to focus resources and management attention on our other markets. Our transition plan gave employers and members ample time to obtain health care coverage through one of the many other companies operating in Indiana. Effective December 23, 2001, our license to operate the Indiana health plan had been withdrawn from the state. As a result of the cost associated with exiting the Indiana market, we recorded a reserve of $2.0 million in the fourth quarter of 1999. We have expended substantially all of the reserve as of December 31, 2001.

Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, we carry professional malpractice and general liability insurance for each of our operations on a claims–made basis with varying deductibles for which we maintain reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

     On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against our Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of RICO, violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we cannot predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     We may be the target of other similar lawsuits involving RICO and the ERISA, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although we may be the target of other similar lawsuits, we believe there is no valid basis for such lawsuits.

     Our industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant effect on our operations.

Results of Operations

     The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2001.

			Increase			Increase
	2001	2000	(Decrease)	2000	1999	(Decrease)

Operating revenues:
Managed care premiums	$ 3,082,825	$ 2,556,953	$ 525,872	$ 2,556,953	$ 2,082,075	$ 474,878
Management services	64,420	47,957	16,463	47,957	80,297	(32,340)

Total operating revenues	3,147,245	2,604,910	542,335	2,604,910	2,162,372	442,538

Operating expenses:
Medical costs	$ 2,650,993	$ 2,192,899	$ 458,094	$ 2,192,899	$ 1,792,652	$ 400,247
Selling, general and administrative	379,234	330,899	48,335	330,899	297,922	32,977
Depreciation and amortization	25,910	27,026	(1,116)	27,026	28,205	(1,179)
Other charges	–	(8,429)	8,429	(8,429)	(4,262)	(4,167)

Total operating expenses	3,056,137	2,542,395	513,742	2,542,395	2,114,517	427,878
Operating earnings	91,108	62,515	28,593	62,515	47,855	14,660

Net earnings	$ 84,407	$ 61,340	$ 23,067	$ 61,340	$ 43,435	$ 17,905

Basic earnings per share	$ 1.30	$ 1.03	$ 0.27	$ 1.03	$ 0.74	$ 0.29
Diluted earnings per share	$ 1.24	$ 0.93	$ 0.31	$ 0.93	$ 0.69	$ 0.24

Medical loss ratios:
Commercial	85.9%	85.4%	0.5%	85.4%	85.2%	0.2%
Medicare	89.4%	89.0%	0.4%	89.0%	92.2%	(3.2%)
Medicaid	83.5%	83.8%	(0.3%)	83.8%	81.8%	2.0%

Total	86.0%	85.8%	0.2%	85.8%	86.1%	(0.3%)

Administrative ratios:
Selling, general and administrative	12.0%	12.7%	(0.7%)	12.7%	13.8%	(1.1%)

Membership at December 31:
Commercial	1,210,739	1,170,239	40,500	1,170,239	1,010,282	159,957
Medicare	53,543	71,967	(18,424)	71,967	68,632	3,335
Medicaid	257,916	194,412	63,504	194,412	146,491	47,921
Non–risk	318,528	276,416	42,112	276,416	237,968	38,448

Total membership	1,840,726	1,713,034	127,692	1,713,034	1,463,373	249,661

Comparison of 2001 to 2000

     Managed care premium revenue increased in 2001 over 2000 primarily from rate increases that occurred throughout both years and from member growth, both organic and through acquisitions. Premium rates increased by an average of $11.36 over 2000 on a per member per month (“PMPM”) basis, to $174.50 PMPM. We will continue to be diligent in attempting to obtain adequate premium increases and expect premium rates to increase more than 14.5% on Commercial renewals in the first quarter of 2002. The acquisitions that contributed to the increase in premium revenues occurred in the fourth quarter of 2000 and in the first, second, and third quarters of 2001. Membership, and thus premium revenues, in the Medicaid program continues to increase almost exclusively from growth in existing markets, including a new product offering in the fourth quarter of 2001 in our Pennsylvania market. During 2001, we significantly increased Medicare premiums in the St. Louis market, which was the primary reason for a 54.7% membership loss in that market.

     Management services revenue increased in 2001 from 2000 as a result of three significant acquisitions: WellPath in the fourth quarter of 2000, Health Partners in the first quarter of 2001 and Blue Ridge in the third quarter of 2001. These three acquisitions accounted for approximately 94,000 new ASO members.

     Medical costs increased in 2001 compared to 2000 due to business growth and medical trend. Business growth was primarily in the Commercial and Medicaid segments. In the Commercial segment, the increase in membership was mostly due to acquisitions throughout the 2–year period. Medicaid growth was due to continuing underlying program growth. A significant portion of the Medicaid membership increase was related to a new lower cost mental health program from the state of Pennsylvania implemented towards the end of 2001.

     Selling, general and administrative (“SG&A”) expense increased in 2001 primarily due to the additional expense associated with the acquired WellPath and Blue Ridge health plans. SG&A expense, as a percentage of revenue, decreased due to improved operational efficiencies, continued management scrutiny of administrative expenses, premium rate increases, and acquisitions which required minimal incremental SG&A.

     Depreciation and amortization decreased compared to the prior year primarily due to certain assets becoming fully depreciated.

     In 2000, we recorded gains related to the Allegheny Health, Education and Research Foundation (“AHERF”) bankruptcy proceedings, as described in the “Comparison of 2000 to 1999” section of this Form 10–K. In 2001, we recorded no charges related to these proceedings.

     Other income, net of interest expense, increased in 2001 from 2000 due to increased investment income as a result of an increase in the Company’s long–term investments compared to the prior year. We incurred no interest expense in 2001 due to the extinguishment of all outstanding debt in 1999.

     Our provision for income taxes increased in 2001 due to an increase in operating earnings and other income, net, offset by a decrease in the effective tax rate from 39.9% in 2000 to 38.0% in 2001. This decrease in the tax rate is the result of strategic tax planning.

Comparison of 2000 to 1999

     Managed care premium revenue increased in 2000 over 1999 as a result of rate increases and an increase in membership in existing plans and as a result of acquisitions. The increase in managed care premium revenue was attributable primarily to premium rate increases in 2000. Acquisitions occurring in the fourth quarter of 1999 and in the first, third, and fourth quarters of 2000 also contributed to the increase in managed care premium revenue. Membership, and thus premium revenue, in the Medicare+Choice and Medicaid programs continued to grow in 2000 as a result of acquisitions and growth in existing plans. More than half of the increase in governmental program membership came from growth in existing markets.

     Management services revenue decreased in 2000 from 1999 as a result of the expiration of our PPO Access, Marketing Services and Management Services Agreements with Principal Health Care, Inc.

     Medical costs increased in 2000 over 1999 due almost equally to the additional expenses associated with acquisitions and increased health care costs and utilization. Despite the increase in medical costs, our medical loss ratio decreased due to medical costs increasing at a slower rate than premiums.

     SG&A expense increased in 2000 from 1999, due primarily to the additional expense associated with the acquisition of the Carelink, PrimeONE, Maxicare and WellPath health plans. SG&A expense, as a percentage of total operating revenues, decreased in 2000 from 1999 due to improved operational efficiencies resulting from the completion of the consolidation of 18 service centers into four regional service centers and continued management scrutiny of administrative expenses.

     Depreciation and amortization expense decreased in 2000 from 1999 due primarily to intangible assets relating to the acquisition of health plans from Principal that were fully amortized by the end of 1999. The decrease in intangible asset amortization was partially offset by an increase in amortization of goodwill relating to acquisitions and an increase in computer software and hardware depreciation.

     In 1999, we recorded a charge of $2.0 million for a reserve established for the closure of our Indiana health plan.

     In 1998, we established a $55.0 million reserve for medical and other costs under our global capitation agreement with AHERF, a service provider that covered approximately 250,000 of our members, which filed for bankruptcy protection in 1998. In 1999, we reached a settlement with certain health care providers relating to claims for medical services provided to our members that were covered by AHERF. As a result of this settlement, we released $4.3 million and $6.3 million of the reserve in 2000 and 1999, respectively. In 2000, we recorded a gain of $4.1 million in connection with AHERF’s bankruptcy proceedings. See Note M of the notes to our consolidated financial statements.

     Other income, net of interest expense, increased in 2000 over 1999 due to increased investment income resulting from an increase in the amount of our short–term and long–term investments. We incurred no interest expense in 2000 due to the extinguishment of all outstanding debt in 1999. In 1999, we incurred interest expense of $1.8 million.

     Our provision for income taxes increased for 2000 from 1999 due to an increase in operating earnings and other income, net, offset by a decrease in the effective tax rate from 42.9% in 1999 to 39.9% in 2000. This decrease in the tax rate is the result of strategic tax planning.

Liquidity and Capital Resources

     Consolidated

     Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $29.9 million restricted under state regulations, increased $192.5 million to $922.6 million at December 31, 2001 from $730.1 million at December 31, 2000.

     Net cash provided by operating activities for the year ended December 31, 2001 increased over the prior year due to an increase in net earnings, an increase in deferred revenue related primarily to the timing of Medicare premium payments, and an increase in medical claims liabilities as a result of the timing of medical claim payments. Net cash used in investing activities increased for the year ended December 31, 2001 as a result of an increase in the amount of cash placed in short term and long term investments. Net cash used in financing activities during 2001 is primarily due to the repurchases of our common stock.

     Net cash provided by operating activities increased in 2000 as compared to 1999. This improvement was primarily a result of $52.6 million in claims runout in 1999 for the Florida and Illinois health plans that were sold in 1999 compared with minimal claims runout paid in 2000. This improvement was also a result of an increase in net earnings, an increase in accounts payable, other accrued liabilities and other long–term liabilities. Net cash used in investing activities decreased in 2000 as compared to 1999. The decrease was due to a decrease in cash placed in short–term and long–term investments. In 1999, more cash was placed in short–term and long–term investments due to the implementation of an investment management program following the acquisition of certain health plans from Principal Health Care, Inc. Net cash provided by financing activities decreased in 2000 as compared to 1999. The decrease in cash provided by financing activities was due primarily to an increase in repurchases of our common stock.

     Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual maturity of 3.69 years, as of December 31, 2001. We believe that since our long–term investments are available–for–sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $379.6 million at December 31, 2001 from $285.9 million at December 31, 2000.

     On February 1, 2002, we announced that we completed the purchase of approximately 7.1 million shares of our common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million. The purchase of the shares and warrant from Principal ended their ownership of our common stock. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% Senior Notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002.

     Health Plans

     Our HMOs and our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs and CH&L.

     Risk–based capital (“RBC”) is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the National Association of Insurance Commissioners, incorporates asset risk, underwriting risk, credit risk and business risk components. Our health plans are required to submit a RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

     The RBC results are used to determine whether the health plan’s net worth is adequate to support the amount of its calculated risk profile. Regulators use the RBC results to determine if any regulatory actions are required. Regulatory actions, if any, range from filing a financial corrective action plan to the health plan being placed under regulatory control.

     The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (currently 250% for CH&L). Although not all states have adopted the RBC policy, the total surplus in excess of 200% for all of our HMO subsidiaries was approximately $72.2 million at December 31, 2001, up from $41.0 million at December 31, 2000. The increase is primarily due to current year earnings from our HMO subsidiaries and the previously mentioned acquisitions, offset by dividends paid to the parent company.

     CH&L had excess surplus of approximately $3.4 million and $2.5 million at December 31, 2001 and December 31, 2000, respectively. The increase is primarily due to income from 2001.

     Excluding funds held by entities subject to regulation, we had cash and investments of approximately $101.8 million and $79.1 million at December 31, 2001 and December 31, 2000, respectively, which are available to make interest or principal payments on the senior notes or any other debt that we may have, to make loans to or investments in subsidiaries, to fund acquisitions and for general corporate purposes. We have entered into agreements with certain of our regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements.

     Other

     Projected capital investments in 2002 of approximately $13.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems.

     The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’`s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The privacy standards were issued on December 28, 2000, and the final privacy regulations became effective on April 14, 2001. The compliance date is April 14, 2003. As of December 31, 2001, we had spent approximately $845,000 on compliance matters. We anticipate spending approximately $4.6 million in 2002, approximately $1.7 million of which we expect will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards, and security and patient information privacy standards.

     The nature of our operations is such that cash receipts from premium revenues are typically received up to three months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economical fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the Risk Factors section in this Form 10–K for more information. Management believes that our cash flows generated from operations, cash and investments, and excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through December 31, 2002.

Risk–Sensitive Financial Instruments and Position

     We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions.

     Our projections of hypothetical net losses in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The analysis is based on a hypothetical change in interest rates of 100, 200 and 300 basis points. Changes in interest rates may affect the fair value of our investment portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of these investments. While we believe that the potential market rate change is reasonably possible, actual results may differ.

	Increase (Decrease) in fair value of portfolio
	given an interest rate (decrease) increase of X basis points
	(in thousands)

	(300)	(200)	(100)	100	200	300

2001	$ 56,075	$ 37,383	$ 18,692	$ (18,692)	$ (37,383)	$ (56,075)
2000	$ 32,304	$ 21,536	$ 10,768	$ (10,768)	$ (21,536)	$ (32,304)

Share Repurchase Program

     On December 20, 1999, we announced a program to purchase up to 5% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. We purchased 684,343 and 826,200 shares of our common stock in 2001 and 2000, respectively, for the treasury at an aggregate cost of $9.5 million and $6.4 million in 2001 and 2000, respectively. These shares do not include the approximate 7.1 million shares purchased from Principal Health Care, Inc. previously mentioned. We had approximately 65.6 million diluted shares of common stock outstanding as of December 31, 2001.

Legislation and Regulation

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict our ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level cannot be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on our results of operations in the short–term.

     Pursuant to a Health Insurance Portability and Accountability Act of 1996 mandate, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, effective April 14, 2003. We expect to institute all necessary modifications to systems and business processes by the compliance date.

     The Department of Health and Human Services also released its final rule for electronic data standards on August 17, 2000, effective October 17, 2000. We expect to institute all necessary modifications to systems and business processes by the compliance date.

Insurance

     We maintain general liability and professional liability insurance coverage in amounts that we believe are appropriate. Until recently, we also maintained medical excess “stop–loss” reinsurance coverage covering a portion of the medical risk we have underwritten through our risk products. We no longer maintain “stop–loss” reinsurance coverage because we do not believe it is cost efficient to maintain it in light of current conditions in the insurance market.

Critical Accounting Policies

     The accounting policies described below are ones we consider critical in preparing our consolidated financial statements. Critical accounting policies are ones that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates if different assumptions or information were used.

     Revenue Recognition

     Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on per member contract rates and the membership in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Based on information received subsequent to premium billings being sent and based on historical trends, we estimate the amount of future retroactivity on a monthly basis and adjust revenue accordingly. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice.

     Premiums for services to federal employee groups are subject to audit and review by the Office of Personal Management (“OPM”) on a periodic basis. Such audits are usually a number of years in arrears. We record reserves, on an estimated basis annually, based on the appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

     Medical Claims Expense and Liabilities

     Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information as described in the Expenses section earlier in the MD&A. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long–Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long–lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not believe this statement will have a material impact on our financial position or results of operations.

     In June 2001, the FASB issued two statements related to business combinations. The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations, initiated after June 30, 2001, to be accounted for using the purchase method and prohibits the pooling–of–interest method of accounting. We currently use the purchase method of accounting for all business combinations, and, therefore, management believes we will not be significantly affected by the implementation of this statement.

     The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair–value–based test. SFAS No. 142 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, noncompete agreements, and customer lists. Intangible assets that have indefinite lives will not be amortized, but instead will be subject to an impairment test. We will be required to adopt SFAS No. 142 for the fiscal year beginning January 1, 2002 with the exception that goodwill and intangible assets acquired after June 30, 2001 will not be subject to amortization. Impairment reviews may result in future periodic write–downs in the period in which the impairment took place.

     In June 1998, the FASB issued SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, we adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment was shown separately as a cumulative effect of a change in accounting principle.

     In March 2000, the FASB issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25.” FIN No. 44 clarifies the application of Accounting Principles Board Opinion (“APB”) No. 25 for certain issues including: (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non–compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 in the fourth quarter of 2000 did not have a material affect on our financial position or results of operations.

Inflation

     In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We cannot assure you that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

2002 Outlook

     We traditionally have an organic membership growth target of 3% – 5%. However, due to the loss of a large group in Wichita, a soft economy, and increased unemployment, 2002 will likely be closer to 1 – 2 % across all segments.

     We operate in highly competitive markets, but generally believe that the pricing environment is improving in our existing markets, thus creating the opportunity for reasonable price increases. However, there is no assurance that we will be able to increase premiums at rates equal to or in excess of increases in our health care costs.

     For 2002, we will continue to pursue ways to improve our underwriting processes and oversight in both risk and management services products with the objective of increasing premium yields and profitable growth in all of our markets. Our migration of certain of our operating activities (e.g., customer service, claims processing, billing and enrollment) to regional service centers is expected to provide improved levels of service in a more cost–effective manner. Management believes that existing markets have potential for growth for our commercial and governmental products. Management believes that the foregoing should result in progressive improvements in 2002, although realization is dependent upon a variety of factors, some of which may be outside of our control.

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

     Our results of operations may be adversely affected if we are unable to accurately estimate and control future health care costs.

     Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period. Factors that may cause health care costs to exceed our estimates include:

  an increase in the cost of health care services and supplies, including pharmaceuticals;
  higher than expected utilization of health care services;
  periodic renegotiation of hospital, physician and other provider contracts;
  the occurrence of catastrophes or epidemics;
  changes in the demographics of our members and medical trends affecting them;
  general inflation or economic downturns;
  new mandated benefits or other regulatory changes that increase our costs; and
  other unforeseen occurrences.

     In addition, medical claims payable in our financial statements include our estimated reserves for incurred but not reported and unpaid claims, which we call IBNR. The estimates for submitted claims and IBNR are made on an accrual basis. We believe that our reserves for IBNR are adequate to satisfy our medical claims liabilities, but we cannot assure you of this. Any adjustments to our IBNR reserves could adversely affect our results of operations.

     Our results of operations will be adversely affected if we are unable to increase premiums to offset increases in our health care costs.

     Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

     A reduction in the number of members in our health plans could adversely affect our results of operations.

     A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

  reductions in the number of employers offering health care coverage;
  reductions in work force by existing customers;
  increases in premiums or benefit changes;
  benefit changes or reductions in premiums by our competitors;
  our exit from a market or the termination of a health plan; and
  negative publicity and news coverage relating to our company or the managed health care industry generally.

     Our growth strategy is dependent in part upon our ability to acquire additional health plans and successfully integrate those plans into our operations.

     An important part of our growth strategy is to grow through the acquisition of additional health plans. During the last several years, we have significantly increased our membership through a number of acquisitions, including the acquisition of certain health plans from Principal in April 1998. We cannot assure you that we will be able to continue to locate suitable acquisition candidates, successfully integrate the plans we acquire and realize anticipated operational improvements and cost savings. The plans we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions.

     Competition in our industry may limit our ability to attract new members or to increase or maintain our premium rates, which would adversely affect our results of operations.

     We operate in a highly competitive environment that may affect our ability to attract new members and increase premium rates. We compete with other health plans for members. We believe the principal factors influencing the choice among health care options are:

  price of benefits offered;
  location and choice of health care providers;
  quality of customer service;
  comprehensiveness of coverage offered;
  reputation for quality care;
  financial stability of the plan; and
  diversity of product offerings.

     We face competition from other managed care companies, hospitals, health care facilities and other health care providers that may have broader geographical coverage, more established reputations in our markets, greater market share, lower costs and greater financial and other resources.

     We depend on the services of non–exclusive independent agents and brokers to market our products to employers, and we cannot assure you that they will continue to market our products in the future.

     We depend on the services of independent agents and brokers to market our managed care products and services, particularly to small employer group members. We do not have long term contracts with independent agents and brokers, and they typically are not dedicated exclusively to us and frequently market the health care products of our competitors. We face intense competition for the services and allegiance of independent agents and brokers, and we cannot assure you that agents and brokers will continue to market our products at reasonable costs.

     Our failure to obtain cost–effective agreements with a sufficient number of providers may result in higher medical costs and a decrease in our membership.

     Our future results largely depend on our ability to enter into cost–effective agreements with hospitals, physicians and other health care providers. The terms of those provider contracts will have a material effect on our medical costs and our ability to control these costs. In addition, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will impact the relative attractiveness of our managed care products in those markets.

     In some of our markets, there are large provider systems that have a major presence. Some of these large provider systems have operated their own health plans in the past or may choose to do so in the future. These provider systems could adversely affect our product offerings and results of operations if they refuse to contract with us, place us at a competitive disadvantage or use their market position to negotiate contracts that are less favorable to us. Provider agreements are subject to periodic renewal and renegotiation. We cannot assure you that these large provider systems will continue to contract with us or that they will contract with us on terms that are favorable to us.

     Negative publicity regarding the managed health care industry generally or our company in particular could adversely affect our results of operations.

     Over the last several years, the managed health care industry has been subject to negative publicity. Negative publicity regarding the managed health care industry generally or our company in particular may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our results of operations by:

  requiring us to change our products and services;
  increasing the regulatory burdens under which we operate; or
  adversely affecting our ability to market our products or services.

     Negative publicity relating to our company or the managed care industry generally also may adversely affect our ability to attract and retain members.

     A failure of our information systems could adversely affect our business.

     We depend on our information systems for timely and accurate information. Failure to maintain effective and efficient information systems or disruptions in our information systems could cause disruptions in our business operations, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, increases in administrative expenses and other adverse consequences.

     Compliance with privacy laws could adversely affect our business and results of operations.

     The use of patient data by all of our businesses is regulated at the federal, state and local level. The Health Insurance Portability and Accountability Act of 1996, for example, imposed significant new requirements relating to maintaining the privacy of medical information. The government published regulations to implement these provisions in December 2000. Health plans must be in compliance by April 2003. The law is far–reaching and complex and proper interpretation and practice under the law continues to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with the law are ongoing. Because these regulations and other similar federal, state and local laws and regulations continue to evolve, we cannot guarantee that the costs of compliance will not adversely affect our results of operations or cause us to change our operations significantly.

     We conduct business in a heavily regulated industry and changes in regulations or violations of regulations could adversely affect our business and results of operations.

     Our business is heavily regulated by federal, state and local authorities. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations. Legislative or regulatory changes that could significantly harm us and our subsidiaries include changes that:

  impose increased liability for adverse consequences of medical decisions;
  limit premium levels;
  increase minimum capital, reserves and other financial viability requirements;
  impose fines or other penalties for the failure to pay claims promptly;
  prohibit or limit rental access to health care provider networks;
  prohibit or limit provider financial incentives and provider risk–sharing arrangements;
  require health plans to offer expanded or new benefits;
  limit the ability of health plans to manage care and utilization due to “any willing provider” and direct access laws that restrict or prohibit product features that encourage members to seek services from contracted providers or through referral by a primary care provider;
  limit contractual terms with providers, including audit, payment and termination provisions; and
  implement mandatory third party review processes for coverage denials.

     In addition, we are required to obtain and maintain various regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely impact our results of operations. Federal, state and local authorities frequently consider changes to laws and regulations that could adversely affect our business. We cannot predict the changes that government authorities will approve in the future or assure you that those changes will not have an adverse effect on our business or results of operations.

     We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

     We contract with various federal and state governmental agencies to provide managed health care services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

  refunding of amounts we have been paid pursuant to our government contracts;
  imposition of fines, penalties and other sanctions on us;
  loss of our right to participate in various federal programs;
  damage to our reputation in various markets;
  increased difficulty in selling our products and services; and
  loss of one or more of our licenses to act as an insurer or HMO or to otherwise provide a service.

     We are subject to litigation in the ordinary course of our business, including litigation based on new or evolving legal theories, that could significantly affect our results of operations.

     Due to the nature of our business, we are subject to a variety of legal actions relating to our business operations including claims relating to:

  our denial of health care benefits;
  vicarious liability for our actions or medical malpractice claims;
  disputes with our providers over compensation and termination of provider contracts;
  disputes related to our non–risk business, including actions alleging breach of fiduciary duties, claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements;
  disputes over our copayment calculations; and
  customer audits of our compliance with our plan obligations.

     In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non–economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have a significant adverse effect on our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular.

     We currently have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Potential liabilities that we incur may not, however, be covered by insurance, our insurers may dispute coverage, our insurers may be unable to meet their obligations or the amount of our insurance coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost effective basis, if at all.

     Our stock price and trading volume may be volatile.

     From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry may experience periods of significant volatility. Company–specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

  quarterly variations in our operating results;
  changes in the market’s expectations about our future operating results;
  changes in financial estimates and recommendations by securities analysts concerning our company or the health care industry generally;
  operating and stock price performance of other companies that investors may deem comparable;
  news reports relating to trends in our markets;
  changes in the laws and regulations affecting our business;
  acquisitions and financings by us or others in our industry; and
  sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.

     Our indebtedness will impose restrictions on our business and operations.

     The indenture for our senior notes, which were issued on February 1, 2002, imposes restrictions on our business and operations. These restrictions limit our ability to, among other things:

  incur additional debt;
  pay dividends or make other restricted payments;
  create or permit certain liens on our assets;
  sell assets;
  create or permit restrictions on the ability of certain of our restricted subsidiaries to pay dividends or make other distributions to us;
  enter into transactions with affiliates;
  enter into sale and leaseback transactions; and
  consolidate or merge with or into other companies or sell all or substantially all of our assets.

     In addition, we may incur additional indebtedness in the future, which may impose further restrictions on us. The restrictions in the indenture for our senior notes and in any future debt instruments could limit, among other things, our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

     We may not be able to satisfy our obligations to holders of the senior notes upon a change of control.

     In the event of a change of control of our company, we will be required, subject to certain conditions, to offer to purchase all of our outstanding senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the senior notes or that restrictions in any other debt instruments may not allow such repurchases. Our failure to purchase the senior notes would be a default under the indenture governing the senior notes. Even if we are able to repurchase the senior notes in the event of a change of control, the use of our cash resources to complete the repurchase may have a material adverse effect on our financial condition and results of operations.

     Warburg Pincus has significant influence over us and its interests may conflict with your interests as a stockholder.

     Warburg Pincus, a private equity investment firm, currently beneficially owns 19,204,377 shares of our common stock, or approximately 32.8% of our outstanding shares of common stock. As a result of its voting power, Warburg Pincus can exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company. Warburg Pincus may purchase additional shares of our common stock, but has agreed, effective through May 2005, not to own more than 34.9% of our common stock on a fully diluted basis. When these limitations expire in May 2005, Warburg Pincus could acquire additional shares of our common stock.

     In addition to its ownership position, pursuant to the terms of the Amended and Restated Securities Purchase Agreement between the Company and Warburg Pincus, Warburg Pincus designated two directors to serve on our board of directors. Pursuant to the agreement and our certificate of incorporation, Warburg Pincus had the right to designate at least two directors until such time as Warburg Pincus converted its shares of our Series A convertible preferred stock into shares of our common stock, which occurred on December 26, 2000. The agreement provides that as long as Warburg Pincus retains ownership of at least 50% of the shares of our common stock it beneficially owned at the time of its original investment in our predecessor in 1997, it will continue to have the right to designate at least one member on our board of directors. Warburg Pincus currently continues to hold all shares represented by its original investment and, therefore, currently has the right to designate one member of our board of directors. Warburg Pincus also has certain rights under the agreement to require us to register all or part of the shares of our common stock owned by Warburg Pincus.

     Our stockholder rights plan, certificate of incorporation and bylaws and Delaware law could delay, discourage or prevent a change in control of our company that our stockholders consider favorable.

     We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, provisions in our certificate of incorporation and bylaws and Delaware law may delay, discourage or prevent a merger, acquisition or change in control involving our company that our stockholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

  authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our board of directors and may adversely affect the voting or economic rights of our common stockholders;
  provide for a classified board of directors with staggered three year terms so that no more than one–third of our directors can be replaced at any annual meeting;
  provide that directors may be removed without cause only by the affirmative vote of the holders of two–thirds of our outstanding shares;
  provide that any amendment or repeal of the provisions of our certificate of incorporation establishing our classified board of directors must be approved by the affirmative vote of the holders of three–fourths of our outstanding shares; and
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at a meeting.

     These provisions of our stockholder rights plan, certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Item 7A: Quantitative and Qualitative Disclosures of Market Risk

     Our only material risk of investments in financial instruments is in our debt securities portfolio. We invest primarily in marketable state and municipal, U.S. Government and agencies, corporate, and mortgage–backed debt securities. Effective January 1, 2001, we adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, based on the valuation at December 31, 2000, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. We do not typically invest in derivative financial instruments.

     We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. We have classified all of our investments as available–for–sale. The fair value of our investments at December 31, 2001 was $640.1 million. Our investments at December 31, 2001 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
As of December 31, 2001
Maturities:
Within 1 year	$ 126,867	$ 127,642
1 to 5 years	230,626	237,597
6 to 10 years	89,703	91,179
Over 10 years	181,889	183,709

Total short–term and long–term securities	$ 629,085	$ 640,127

     We believe our investment portfolio is diversified and expect no material loss to result from the failure to perform by the issuer of the debt securities we holds. The mortgage–backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

     Our projections of hypothetical net losses in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The analysis is based on a hypothetical change in interest rates of 100, 200 and 300 basis points. Changes in interest rates may affect the fair value of our investment portfolio and may result in unrealized gains or losses. Gains or losses would be realized upon the sale of these investments. While we believe that the potential market rate change is reasonably possible, actual results may differ.

	Increase (Decrease) in fair value of portfolio
	given an interest rate (decrease) increase of X basis points
	(in thousands)

	(300)	(200)	(100)	100	200	300

2001	$ 56,075	$ 37,383	$ 18,692	$ (18,692)	$ (37,383)	$ (56,075)
2000	$ 32,304	$ 21,536	$ 10,768	$ (10,768)	$ (21,536)	$ (32,304)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors
     of Coventry Health Care, Inc.:

     We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

     Baltimore, Maryland
     February 1, 2002

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$ 312,364	$ 256,229
Short–term investments	87,515	84,659
Accounts receivable, net of allowance of $4,252 and $4,886
as of December 31, 2001 and 2000, respectively	63,486	59,654
Other receivables, net	65,291	59,226
Deferred income taxes	43,509	41,111
Other current assets	6,353	5,621

Total current assets	578,518	506,500
Long–term investments	552,612	411,562
Property and equipment, net	34,327	38,066
Goodwill and intangible assets, net	262,111	261,840
Other long–term assets	23,705	21,068

Total assets	$ 1,451,273	$ 1,239,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilites	$ 460,489	$ 388,051
Other medical liabilities	62,365	56,836
Accounts payable and other accrued liabilities	165,697	146,304
Deferred revenue	62,994	40,972

Total current liabilities	751,545	632,163
Long–term liabilities	10,649	6,443

Total liabilities	762,194	638,606
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 66,753,210 shares issued and 65,622,749
outstanding in 2001; and 66,306,880 shares issued
and 65,102,006 outstanding in 2000	668	663
Treasury stock, at cost, 1,130,461 and 1,204,874 shares
in 2001 and 2000, respectively	(12,257)	(10,810)
Additional paid–in capital	541,064	538,804
Accumulated other comprehensive income	6,700	3,276
Retained earnings	152,904	68,497

Total stockholders’ equity	689,079	600,430

Total liabilities and stockholders’ equity	$ 1,451,273	$ 1,239,036

The accompanying notes are an integral part of the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Operating revenues:
Managed care premiums	$3,082,825	$2,556,953	$2,082,075
Management services	64,420	47,957	80,297

Total operating revenues	3,147,245	2,604,910	2,162,372

Operating expenses:
Medical costs	2,650,993	2,192,899	1,792,652
Selling, general and administrative	379,234	330,899	297,922
Depreciation and amortization	25,910	27,026	28,205
Plan shutdown expense	–	–	2,020
AHERF charge (recovery)	–	(8,429)	(6,282)

Total operating expenses	3,056,137	2,542,395	2,114,517

Operating earnings	91,108	62,515	47,855
Other income, net	43,574	39,553	29,906
Interest expense	–	–	(1,761)

Earnings before income taxes	134,682	102,068	76,000
Provision for income taxes	51,153	40,728	32,565
Cummulative effect of change in accounting
principle – SFAS No.133, net of tax effect of $561	878	–	–

Net earnings	$ 84,407	$ 61,340	$ 43,435

Net earnings per share:
Basic before cumulative effect – SFAS No.133	$ 1.29	$ 1.03	$ 0.74
Cumulative effect – SFAS No.133	0.01	–	–

Basic EPS	$ 1.30	$ 1.03	$ 0.74

Diluted before cumulative effect – SFAS No.133	$ 1.23	$ 0.93	$ 0.69
Cumulative effect – SFAS No.133	0.01	–	–

Diluted EPS	$ 1.24	$ 0.93	$ 0.69

The accompanying notes are an integral part of the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Common Stock	Treasury Stock, at Cost	Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 1998	$ 593	$ (5,000)	$ 476,430	$ 794	$ (36,278)	$ 436,539

Comprehensive income:
Net earnings					43,435	43,435
Other comprehensive (loss) income:
Holding loss				(6,026)
Reclassification adjustment				167

						(5,859)
Deferred tax benefit				2,285		2,285

Comprehensive income						39,861
Issuance (purchase) of common stock,
including exercise of options and warrants	3	(380)	3,931			3,554
Tax benefit of stock options exercised			431			431

Balance, December 31, 1999	596	(5,380)	480,792	(2,780)	7,157	480,385

Comprehensive income:
Net earnings					61,340	61,340
Other comprehensive income:
Holding gain				9,030
Reclassification adjustment				956

						9,986
Deferred tax provision				(3,930)		(3,930)

Comprehensive income						67,396
Issuance (purchase) of common stock,
including exercise of options and warrants	67	(5,430)	54,654			49,291
Tax benefit of stock options exercised			3,358			3,358

Balance, December 31, 2000	663	(10,810)	538,804	3,276	68,497	600,430

Comprehensive income:
Net earnings					84,407	84,407
Other comprehensive income:
Holding gain				7,522
Reclassification adjustment				(470)
Cummulative effect – SFAS No.133				(1,439)

						5,613
Deferred tax provision				(2,189)		(2,189)

Comprehensive income						87,831
Issuance (purchase) of common stock,
including exercise of options and warrants	5	(1,447)	679			(763)
Tax benefit of stock options exercised			1,581			1,581

Balance, December 31, 2001	$ 668	$ (12,257)	$ 541,064	$ 6,700	$ 152,904	$ 689,079

The accompanying notes are an integral part of the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$ 84,407	$ 61,340	$ 43,435
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	25,910	27,026	28,205
Deferred income tax provision	1,565	15,787	14,038
Loss on sales of medical offices and property disposals	—	—	287
Non–cash interest on convertible notes	—	—	1,557
Other	4,610	(2,118)	100
Changes in assets and liabilites,
net of effects of the purchase of subsidiaries:
Accounts receivable	(4,109)	(524)	(7,357)
Other receivables	4,429	(16,043)	(17,265)
Other current assets	(225)	(1,899)	388
Other assets	(35)	500	(133)
Medical claims liabilities	57,859	34,578	(41,982)
Other medical liabilities	(13,988)	(11,549)	(20,007)
Accounts payable and other accrued liabilities	2,551	10,690	(7,139)
Deferred revenue	18,636	(12,252)	3,012
Other long–term liabilities	(38)	(94)	(8,269)

Net cash provided by (used in) operating activities	181,572	105,442	(11,130)

Cash flows from investing activities:
Capital expenditures, net	(11,871)	(16,024)	(14,717)
Proceeds from sales of investments	435,649	425,292	253,489
Purchases of investments and other	(571,278)	(524,040)	(425,109)
Payments for acquisitions, net	(20,256)	(30,441)	(10,133)
Proceeds from sale of Renewal Rights Agreement	—	—	19,850
Cash acquired in conjunction with acquisitions	48,997	55,423	19,730

Net cash used in investing activities	(118,759)	(89,790)	(156,890)

Cash flows from financing activities:
Payments on long–term debt	—	—	(781)
Net proceeds from issuance of stock	2,292	7,090	3,934
Net payments for repurchase and issuance of stock	(8,970)	(6,589)	(380)

Net cash (used in) provided by financing activities	(6,678)	501	2,773

Net increase (decrease) in cash and cash equivalents	56,135	16,153	(165,247)
Cash and cash equivalents at beginning of period	256,229	240,076	405,323

Cash and cash equivalents at end of period	$ 312,364	$ 256,229	$ 240,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$ —	$ —	$ —
Income taxes paid, net	$ 35,851	$ 20,941	$ 40,210
Non–cash item – Restricted stock	$ 9,091	$ —	$ —

The accompanying notes are an integral part of the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
December 31, 2001, 2000 and 1999

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Coventry Health Care, Inc. (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) products. The Company also administers self–insured plans for large employer groups. The Company was incorporated under the laws of the state of Delaware on December 17, 1997, and is the successor to Coventry Corporation, which was incorporated on November 21, 1986.

     Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. The table below summarizes all of the Company’s acquisitions. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Location	Type of Business	Year Acquired

American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	St. Louis, Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Richmond, Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser – NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	St. Louis, Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Charlottesville, Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	St. Louis, Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser – KC”)	Kansas City, Missouri	HMO	2001

Significant Accounting Policies

     Revenue Recognition – Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or the Company upon thirty days written notice. Management services revenues are recognized in the period in which the related services are performed. Premiums for services to federal employee groups are subject to audit and review by the Office of Personal Management (“OPM”) on a periodic basis. Such audits are usually a number of years in arrears. The Company records reserves, on an estimated basis annually, based on the appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 in the fourth quarter of 2000 did not have a material effect on the Company’s financial position or results of operations.

     Medical Claims Expense and Liabilities – Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. Although considerable variability is inherent in such estimates, management believes that the liability is adequate. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant inter–company transactions have been eliminated.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

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

     Investments – The Company accounts for investments in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115 – “Accounting for Certain Investments in Debt and Equity Securities.” The Company considers all of its investments as available–for–sale, and accordingly, records unrealized gains and losses, net of deferred income taxes, as a separate component of stockholders’ equity. Realized gains and losses on the sale of these investments are determined on a specific identification basis.

     Investments with original maturities in excess of three months and less than one year are classified as short–term investments and generally consist of time deposits, U.S. Treasury Notes, and obligations of various states and municipalities. Long–term investments have original maturities in excess of one year and primarily consist of debt securities.

     Other Receivables – Other receivables include interest receivables, reinsurance claims receivables, receivables from providers and suppliers and any other receivables that do not relate to premiums.

     Property and Equipment – Property and equipment are recorded at cost. Depreciation is computed using the straight–line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

     Business Combinations, Accounting for Goodwill and Other Intangibles – In June 2001, the Financial Accounting Standards Board (“FASB”) issued two standards related to business combinations. The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling–of–interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non–compete agreements, customer lists and licenses. The Company was not significantly affected by the implementation of this statement.

     The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair–value–based test. Other intangible assets that have indefinite lives will not be amortized, but instead will be subject to an impairment test. As required, the Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002 and goodwill acquired after June 30, 2001 was not amortized. During the year ended December 31, 2001, goodwill amortization was $7.5 million. Due to the adoption of SFAS No. 142, there will be no amortization of goodwill for the year ending December 31, 2002. However, additional impairment charges may result from final implementation of this statement or from future write–downs in the period in which the impairment took place.

     Goodwill and intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2001. Goodwill was amortized using the straight–line method over periods ranging from 25 to 35 years. The remaining unamortized goodwill and intangible asset balances at December 31, 2001 are as follows (in thousands):

Description	Estimated Useful Life	Amount	Accumulated Amortization	Net Book Value

Customer Lists	5 – 15 years	$ 21,499	$ 5,185	$ 16,314
HMO Licenses	15 – 20 years	10,700	2,295	8,405
Goodwill	25 – 35 years	311,688	74,296	237,392

Total		$ 343,887	$ 81,776	$ 262,111

     Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $10.1 million, $10.2 million, and $14.6 million, respectively.

     Long–lived Assets – In June 2001, the FASB issued SFAS No. 144 – “Accounting for the Impairment or Disposal of Long–Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long–lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe this statement will have a material impact on its financial position or results of operations.

     Stock–based Compensation – The Company accounts for stock–based compensation to employees under Accounting Principles Board (“APB”) No. 25 – “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for SFAS No. 123 – “Accounting for Stock–Based Compensation.” See Note F to consolidated financial statements for disclosure related to stock–based compensation.

     In March 2000, the FASB issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25.” FIN No. 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non–compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 was effective July 1, 2001 and did not have a material effect on the Company’s financial position or results of operations.

     Income Taxes – The Company files a consolidated federal tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note E for disclosures related to income taxes.

     Derivative Instruments – In June 1998, the FASB issued SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment is shown separately as a cumulative effect of a change in accounting principle.

     Significant Customers – For the years ended 2001, 2000 and 1999, the Company received 11.4%, 15.8% and 16.7%, respectively, of its revenue from the Federal Medicare program throughout the Company’s various markets.

     Reclassifications – Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

B. ACQUISITIONS AND DISPOSITIONS

     During the three years ended December 31, 2001, Coventry completed several business combinations and membership purchases. The Company’s business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Prior to December 31, 2001, goodwill was amortized over a useful life of 25 to 35 years. In accordance with SFAS No. 142, the Company will no longer amortize goodwill. The purchase price of the Company’s membership purchases was allocated to identifiable intangible assets and is being amortized over a useful life of five to fifteen years.

     The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2001 (in thousands):

Business Combinations	Effective Date	Market	Purchase Price
Carelink Health Plans (“Carelink”)	October 1, 1999	West Virginia	$ 8,400
PrimeONE, Inc. (“PrimeONE”)	February 1, 2000	West Virginia	$ 4,332
Maxicare Louisiana, Inc. (“Maxicare”)	August 1, 2000	Louisiana	$ 3,541
WellPath Community Health Plans (“WellPath”)	October 2, 2000	North Carolina	$ 21,244
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

Membership Purchases
Kaiser Foundation Health Plan of North Carolina (“Kaiser – NC”)	November 1, 1999	North Carolina	$ 2,100
Prudential Health Care Plan, Inc. (“Prudential”)(1)	February 1, 2000	St. Louis	$ 956
Health Partners of the Midwest (“Health Partners”)	January 1, 2001	St. Louis	$ 4,864
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser – KC”)	April 2, 2001	Kansas City	See Note (2)

(1)	The Prudential acquisition included Medicaid membership only.
(2)	The final Kaiser–KC purchase price will be determined following a one year transition period.

     The following unaudited pro–forma condensed consolidated results of operations assumes the acquisitions of Carelink, PrimeONE, Maxicare, and WellPath health plans occurred on January 1, 1999 and 2000 (in thousands, except per share data). Blue Ridge was excluded from this pro–forma due to immateriality.

	Years Ended December 31,
	2000	1999

	(unaudited)
Operating revenues	$ 2,798,818	$ 2,486,506
Net earnings	47,495	28,690
Earnings per share, basic	0.80	0.49
Earnings per share, diluted	0.72	0.46

     In the fourth quarter of 1999, Coventry notified the Indiana Department of Insurance of its intention to close its subsidiary, Coventry Health Care of Indiana, Inc. The Indiana health plan did not operate profitably or demonstrate good prospects for future growth. Although closing the plan did not have a substantial effect on consolidated earnings, it did allow Coventry to focus resources and management attention on its other markets. Coventry’s transition plan gave employers and members ample time to obtain health care coverage through one of the many other companies operating in Indiana. Effective December 23, 2001, the Company’s license to operate the Indiana health plan had been withdrawn from the state. As a result of the cost associated with exiting the Indiana market, Coventry recorded a reserve of $2.0 million in the fourth quarter of 1999, of which substantially all has been expended as of December 31, 2001.

C. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following (in thousands):

	December 31,

	2001	2000

Land	$ 350	$ 350
Buildings and leasehold improvements	13,055	11,524
Equipment	90,089	80,123

Sub–total	103,494	91,997

Less accumulated depreciation and amortization	(69,167)	(53,931)

Property and equipment, net	$ 34,327	$ 38,066

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $15.8 million, $16.9 million and $13.6 million, respectively.

D. INVESTMENTS

     The Company considers all of its investments as available–for–sale securities and, accordingly, records unrealized gains and losses as other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

     The amortized cost, gross unrealized gain or loss and estimated fair value of short–term and long–term investments by security type were as follows at December 31, 2001 and 2000 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2001
State and municipal bonds	$ 151,065	$ 2,065	$ (906)	$ 152,224
Asset–backed securities	53,951	1,292	(135)	55,108
Mortgage–backed securities	101,933	2,915	(160)	104,688
US Treasury & agencies securities	45,353	830	(85)	46,098
Other securities	276,783	6,192	(966)	282,009

	$ 629,085	$ 13,294	$ (2,252)	$ 640,127

As of December 31, 2000
State and municipal bonds	$ 121,932	$ 696	$ (112)	$ 122,516
Asset–backed securities	34,278	661	(27)	34,912
Mortgage–backed securities	81,245	1,713	(143)	82,815
US Treasury & agencies securities	24,128	189	(7)	24,310
Other securities	229,209	2,713	(254)	231,668

	$ 490,792	$ 5,972	$ (543)	$ 496,221

     The amortized cost and estimated fair value of short–term and long–term investments by contractual maturity were as follows at December 31, 2001 and December 31, 2000 (in thousands):

	Amortized	Fair
	Cost	Value
As of December 31, 2001
Maturities:
Within 1 year	$ 126,867	$ 127,642
1 to 5 years	230,626	237,597
6 to 10 years	89,703	91,179
Over 10 years	181,889	183,709

Total short–term and long–term securities	$ 629,085	$ 640,127

As of December 31, 2000
Maturities:
Within 1 year	$ 171,707	$ 171,953
1 to 5 years	240,124	243,193
6 to 10 years	60,392	61,958
Over 10 years	18,569	19,117

Total short–term and long–term securities	$ 490,792	$ 496,221

     Proceeds from the sale and maturities of investments were approximately $435.6 million, $425.3 million and $253.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Gross investment gains of approximately $4.7 million and gross investment losses of approximately $2.2 million were realized on these sales for the year ended December 31, 2001. This compares to gross investment gains of approximately $0.1 million and gross investment losses of approximately $1.1 million on these sales for the year ended December 31, 2000, and gross investment gains of approximately $1.0 million and gross investment losses of approximately $1.2 million on these sales for the year ended December 31, 1999.

E. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current provision:
Federal	$ 42,298	$ 21,996	$ 15,606
State	7,851	2,945	2,921
Deferred provision:
Federal	1,263	13,358	11,092
State	302	2,429	2,946

	$ 51,714	$ 40,728	$ 32,565

     The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years Ended December 31,
	2001	2000	1999

Statutory federal tax rate	35.00%	35.00%	35.00%

Effect of:
State income taxes, net of federal taxes	3.40%	3.06%	4.00%
Amortization of goodwill	2.19%	3.13%	4.72%
Tax exempt interest income	(1.46%)	(1.44%)	(1.51%)
Other	(1.14%)	0.15%	0.64%

Income tax provision	37.99%	39.90%	42.85%

     The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Deferred revenue	$ 4,774	$ 2,922
Medical liabilities	5,392	5,749
Accounts receivable	1,710	1,900
Deferred compensation	8,496	4,102
Other accrued liabilities	26,272	31,145
Other assets	4,765	7,554
Net operating loss carryforward	17,708	15,854

Gross deferred tax assets	69,117	69,226
Less valuation allowance	(3,252)	(3,252)

Deferred tax asset	$ 65,865	$ 65,974

Deferred tax liabilities:
Property and equipment	$ (11)	$ (5,302)
Intangibles	(3,117)	(2,505)
Unrealized gain on securities	(4,297)	(2,797)

Gross deferred tax liabilities	(7,425)	(10,604)

Net deferred tax asset	$ 58,440	$ 55,370

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 is $3.3 million due to the Company’s belief that the realization of the deferred tax asset resulting from federal and state net operating loss carryforwards associated with certain acquisitions is doubtful.

F. EMPLOYEE BENEFITS PLANS

     As of December 31, 2001, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock based awards.

     Stock–Based Compensation

     Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20% to 25% increments per year and expire ten years from the date of grant. The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock–based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. At the annual meeting of shareholders held on June 8, 2000, the Company’s shareholders voted to increase the shares of common stock authorized for issuance under the Stock Incentive Plan from an aggregate of 7 million shares to an aggregate of 9 million shares. At December 31, 2001, the Stock Incentive Plan had outstanding options representing 5,257,498 shares of common stock. Options available for issuance were 2,469,655 as of December 31, 2000 and 1,463,925 as of December 31, 2001.

     As permitted, the Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro–forma amounts (in thousands, except per share data):

		Years Ended December 31,
		2001	2000	1999

Net Earnings:	As Reported	$ 84,407	$ 61,340	$ 43,435
	Pro Forma	81,001	57,251	40,098

EPS, basic	As Reported	1.30	1.03	0.74
EPS, diluted	As Reported	1.24	0.93	0.69

EPS, basic	Pro Forma	1.25	0.96	0.68
EPS, diluted	Pro Forma	1.19	0.87	0.64

     The fair value of the stock options included in the pro–forma amounts shown above was estimated as of the grant date using the Black–Scholes option–pricing model with the following weighted–average assumptions:

	2001	2000	1999

Dividend yield	0%	0%	0%
Expected volatility	73%	74%	74%
Risk–free interest rate	4%	5%	6%
Expected life	4 years	4 years	4 years

     Transactions with respect to the plans for the three years ended December 31, 2001 were as follows (shares in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	5,204	$ 8	6,177	$ 8	5,441	$ 8
Granted	599	18	299	11	2,339	9
Exercised	(469)	7	(881)	8	(344)	9
Cancelled	(77)	10	(391)	8	(1,259)	11

Outstanding at end of year	5,257	$ 9	5,204	$ 8	6,177	$ 8

Exercisable at end of year	3,291	$ 7	2,380	$ 8	1,655	$ 8

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2001	Contractual Life	Exercise Prices	12/31/2001	Exercise Price

$ 5.00 – $ 6.99	1,767	5.4	$ 6	1,316	$ 6
$ 7.00 – $ 8.99	1,673	5.3	$ 8	1,379	$ 8
$ 9.00 – $ 11.99	1,011	7.3	$ 10	470	$ 11
$ 12.00 – $ 21.99	787	7.7	$ 17	122	$ 15
$ 22.00 – $ 25.00	19	6.3	$ 23	4	$ 25

$ 5.00 – $ 25.00	5,257	6.4	$ 9	3,291	$ 7

     The weighted–average grant date fair values for options granted in 2001, 2000 and 1999 were $10.17, $6.01 and $5.29, respectively.

     The Company’s Employee Stock Purchase Plan, implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 9,275, 7,883 and 11,416 shares in 2001, 2000 and 1999, respectively.

     Under the Stock Incentive Plan, the Company granted 483,500 shares of restricted stock to key employees during the year ended December 31, 2001. The weighted–average market value of the restricted stock grants was $18.80 and the employees will vest in the restricted stock over a period of three to four years subject to continued employment with the Company. The Company recorded compensation expense related to the restricted stock grants of $1.3 million for the year ended December 31, 2001. The unearned portion of $7.8 million is reported as a reduction of equity as of December 31, 2001.

     Employee Savings Plan

     On December 31, 2001, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. The Savings Plan assets are held by (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the Savings Plan’s participant loans and the Coventry Health Care, Inc. Common Stock.

     Under the Savings Plan participants may defer up to 15% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants will vest in the Company’s matching contributions in 50% increments annually over a period of two years, based on length of service with the Company and/or its subsidiaries. All costs of the Savings Plan are funded by the Company and participants as they are incurred.

     Several acquisitions have been completed since the adoption of the Savings Plan. Pursuant to specific terms of each acquisition’s respective merger agreement, the surviving entity (1) became an adopting employer of the Savings Plan, and/or (2) commenced participation in the Savings Plan following approval by the Company’s board of directors. Immediately upon participation in the Savings Plan, all participant account balances included in the assets of the former qualified retirement plan were rolled over into the Savings Plan and employees were permitted to commence participation in the Savings Plan.

Merged/Acquired Entity	Effective Date

Carelink Health Plans (1) (2)	October 1, 1999
PrimeONE, Inc. (1) (2)	February 1, 2000
WellPath Community Health Plans, LLC (1) (2)	October 2, 2000
Blue Ridge Health Alliance, Inc. (2)	September 1, 2001

     Supplemental Executive Retirement Plan

     On December 31, 2001, the Company was the sponsor of a Supplemental Executive Retirement Plan (the “SERP”), currently known as the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. Effective January 1, 1999, the Company amended the SERP’s definition of compensation to exclude income or proceeds from the Company’s Stock Incentive Plan and relocation payments. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the SERP are funded by the Company as they are incurred.

     The cost, principally employer matching contributions, of the benefit plans charged to operations for 2001, 2000 and 1999 was approximately $5.6 million, $3.7 million and $3.6 million, respectively.

G. WARRANTS

     At December 31, 2001, the Company had warrants outstanding granting holders the right to purchase 3,241,964 shares of common stock.

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

     On April 1, 1998, the Company issued a warrant to PHC (the “Principal Warrant”) to purchase that number of shares of common stock equal to 66 2/3% of the total number of shares of common stock actually issued upon the exercise or conversion of the Company’s employee stock options and warrants issued and outstanding at March 31, 1998, on the same terms and conditions as set forth in the respective options and warrants. At December 31, 2001, the Principal Warrant represented the right to purchase approximately 3.1 million shares, taking into account exercises and cancellations. See Note Q to consolidated financial statements for additional information related to the Principal Warrant.

     On April 19, 1999, the Company issued a warrant to an individual in recognition of years served on the Company’s Board of Directors to purchase 10,000 shares of common stock at an exercise price of $7.63 per share, expiring in 2004.

H. CONVERTIBLE EXCHANGEABLE SUBORDINATED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

     During the second and third quarters of 1999, the Company converted all the Coventry Notes held by Warburg and Franklin totaling $47.1 million, including accumulated interest, into 4,709,545 shares of Series A redeemable convertible preferred stock (“preferred stock”) based on a value of $10 per share. The preferred stock was convertible to common stock on a share–for–share basis, subject to adjustment for anti–dilution, and was callable by the Company if the market price of the Company’s common stock exceeded certain agreed upon targets. On July 20, 2000, Franklin converted all of its 473,705 shares of preferred stock into 473,752 shares of common stock of the Company on a one–for–one basis, as adjusted for anti–dilution in January 2001. On December 26, 2000, Warburg converted all of its shares of preferred stock into 4,236,263 shares of common stock of the Company on a one–for–one basis, adjusted for anti–dilution, thus retiring all outstanding shares of preferred stock.

I. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2001 may result in the assertion of additional claims. With respect to medical malpractice, the Company carries professional malpractice and general liability insurance for each of its operations on a claims–made basis with varying deductibles for which the Company maintains reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although the Company cannot predict the outcome, management believes this suit is without merit and intends to defend its position vigorously.

     The Company may be the target of other similar lawsuits involving RICO and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

     The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant impact on the Company’s operations.

     Global Capitation Arrangements

     A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation agreements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, the Company, which is responsible for the coverage of its members pursuant to its customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts it would otherwise have to pay under the global capitation agreements.

     Federal Employees Health Benefits Program

     The Company contracts with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arranges for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.

     One of the Company’s subsidiaries has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company cannot predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying financial statements.

     Leases

     The Company operates primarily in leased facilities with original lease terms of up to ten years with options for renewal. The Company also leases computer equipment with lease terms of approximately three years. Leases that expire are generally expected to be renewed or replaced by other leases.

     The minimum rental commitments payable and minimum sublease rentals to be received by the Company during each of the next five years ending December 31 and thereafter for noncancellable operating leases are as follows (in thousands):

	Rental	Sublease
Year	Commitments	Income

2002	$ 14,606	$ 2,320
2003	12,877	1,341
2004	11,507	1,238
2005	9,956	1,094
2006	8,346	927
Thereafter	17,443	–

	$ 74,735	$ 6,920

     Total rent expense was approximately $15.3 million, $14.0 million, and $14.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

J. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, municipal obligations, mortgage backed securities and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors, which emphasize investment–grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

     Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2001. The Company has a risk of incurring losses if such allowances are not adequate.

K. STATUTORY INFORMATION

     The Company’s HMOs and its insurance company subsidiary, CH&L, are required by state regulatory agencies to maintain minimum surplus balances.

     The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk–based capital (“RBC”) standards that, if implemented, would generally require higher minimum capitalization requirements for HMOs and other risk–bearing health care entities. RBC is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the NAIC, incorporates asset risk, underwriting risk, credit risk and business risk components. The Company’s health plans are required to submit a RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

     The RBC results will then be used to determine if the health plan’s net worth is adequate to support the amount of its calculated risk profile. Regulators will also use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its net worth to the approved levels, to the health plan being placed under regulatory control.

     The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, the total 200% of RBC for all of the Company’s HMO subsidiaries was approximately $216.0 million at December 31, 2001. Combined statutory capital and surplus of the Company’s HMOs was approximately $288.2 million at December 31, 2001 resulting in surplus in excess of 200% of RBC of $72.2 million, up from $41.0 million at December 31, 2000. The increase is due to income from 2001 and capital contributions made by the parent company to HMO subsidiaries in order to comply with newly adopted RBC policies or to prevent the impairment of the subsidiaries’ net worth and offset by dividends paid to the parent company. The states in which the Company’s HMOs operate require HMOs to maintain deposits with the Department of Insurance. These deposits totaled $26.3 million at December 31, 2001 and are included as part of cash and cash equivalents and investments.

     For CH&L, 250% of risk–based capital was approximately $25.4 million at December 31, 2001. Total adjusted statutory capital and surplus of CH&L was $28.8 million, resulting in surplus in excess of 250% of RBC of $3.4 million, up from $2.5 million at December 31, 2000. The increase is primarily due to income from 2001. Statutory deposits for CH&L as of December 31, 2001 totaled approximately $3.6 million.

L. OTHER INCOME

     Other income for the years ended December 31, 2001, 2000, and 1999 includes investment income, net of fees, of approximately $43.2 million, $41.2 million, and $30.3 million, respectively.

M. AHERF CHARGE

     As a consequence of the bankruptcy filed by Allegheny Health, Education and Research Foundation (“AHERF”) on July 21, 1998, the Company and certain affiliated hospitals of AHERF were involved in litigation to determine if the Company had the financial responsibility for medical services provided to the Company’s members by the hospitals. As a result of the bankruptcy, AHERF failed to pay for medical services under its global capitation agreement with the Company covering approximately 250,000 Company members in the western Pennsylvania market. The Company, which is ultimately responsible for the medical costs of the capitated members, therefore recorded a charge of $55.0 million in the second quarter of 1998.

     On July 22, 1999, the Company reached a settlement with the hospitals whereby the hospitals agreed that the Company would not be liable for the payment of certain medical services rendered by the hospitals to the Company’s members prior to July 21, 1998, the date of AHERF’s bankruptcy filing.

     As a result of this settlement and the quantification of remaining medical obligations, the Company released $6.3 million of medical claims liabilities from its AHERF reserve, which was reflected as a gain in the fourth quarter and year–end 1999 results.

     Subsequently, during the fourth quarter of 2000, the Company was notified that it would be receiving a distribution from the AHERF bankruptcy proceedings. In addition, the Company was in the final stages of renegotiating most of its AHERF related lease obligations. These events necessitated a re–estimation of our remaining lease liabilities. This re–estimation resulted in an additional release from the Company’s AHERF reserve of $4.3 million. This release, and an estimation of the bankruptcy proceeds of $4.1 million was reflected as a gain in the fourth quarter and year–end 2000 results.

     The balance of the reserve at December 2001 was $3.1 million and represents the Company’s remaining obligations under the settlement (e.g. vacant office leases) and will be expended through August 2007.

N. EARNINGS PER SHARE

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

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted EPS (in thousands, except for per share amounts):

Year Ended December 31, 2001	Earnings	Shares	Per Share Amount

Basic earnings per share
Earnings before cumulative effect – SFAS No. 133	$ 83,529	64,990	$ 1.29
Cumulative effect – SFAS No. 133	878	–	0.01

Basic earnings per share	$ 84,407	64,990	$ 1.30

Diluted earnings per share
Earnings before cumulative effect – SFAS No. 133	$ 83,529	64,990
Effect of dilutive securities:
Options and warrants		2,885

	$ 83,529	67,875	$ 1.23
Cumulative effect – SFAS No. 133	878	–	0.01

Diluted earnings per share	$ 84,407	67,875	$ 1.24

Year Ended December 31, 2000
Basic earnings per share	$ 61,340	59,521	$ 1.03
Effect of dilutive securities:
Options and warrants		2,123
Redeemable convertible preferred stock		4,113

Diluted earnings per share	$ 61,340	65,757	$ 0.93

Year Ended December 31, 1999
Basic earnings per share	$ 43,435	59,025	$ 0.74
Effect of dilutive securities:
Options and warrants		498
Redeemable convertible preferred stock		1,639
Convertible notes		2,997
Interest on convertible notes	848

Diluted earnings per share	$ 44,283	64,159	$ 0.69

O. SEGMENT INFORMATION

     The Company has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals throughout the Company’s health plans. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point–of–service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out–of–network providers in exchange for increased out–of–pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

     The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, cannot be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

Years Ended December 31,
(in thousands)

	Commercial	Medicare	Medicaid	Total

2001
Revenues	$ 2,347,614	$ 352,130	$ 383,081	$ 3,082,825
Gross Margin	$ 331,432	$ 37,263	$ 63,137	$ 431,832
MLR	85.9%	89.4%	83.5%	86.0%

2000
Revenues	$ 1,859,155	$ 404,090	$ 293,708	$ 2,556,953
Gross Margin	$ 272,028	$ 44,438	$ 47,588	$ 364,054
MLR	85.4%	89.0%	83.8%	85.8%

1999
Revenues	$ 1,541,082	$ 348,468	$ 192,525	$ 2,082,075
Gross Margin	$ 227,353	$ 27,037	$ 35,033	$ 289,423
MLR	85.2%	92.2%	81.8%	86.1%

     The following are reconciliations of reportable segment information to financial statement amounts, in thousands:

	Years Ended December 31,
	2001	2000	1999

Revenues:
Reportable segments	$ 3,082,825	$ 2,556,953	$ 2,082,075
Management services	64,420	47,957	80,297

Total revenues	$ 3,147,245	$ 2,604,910	$ 2,162,372

Earnings before income taxes:
Gross margin from reportable segments	$ 431,832	$ 364,054	$ 289,423
Management services	64,420	47,957	80,297
Selling, general, and administrative	(379,234)	(330,899)	(299,942)
Depreciation and amortization	(25,910)	(27,026)	(28,205)
AHERF recoveries	—	8,429	6,282
Other income, net	43,574	39,553	29,906
Interest expense	—	—	(1,761)

Earnings before income taxes	$ 134,682	$ 102,068	$ 76,000

P. QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2001 and 2000.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2001 (1)	2001	2001	2001

Operating revenues	$ 751,411	$ 786,699	$ 794,682	$ 814,453
Operating earnings	18,866	21,019	24,216	27,007
Earnings before income taxes	30,235	32,935	34,919	36,592
Earnings before cumulative effect	18,591	20,418	21,650	22,870
Net earnings	19,469	20,418	21,650	22,870
Basic earnings per share before cumulative effect	0.29	0.32	0.33	0.35
Diluted earnings per share before cumulative effect	0.27	0.30	0.32	0.34
Basic earnings per share	0.30	0.32	0.33	0.35
Diluted earnings per share	0.29	0.30	0.32	0.34
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000 (2)

Operating revenues	$ 617,410	$ 621,194	$ 647,617	$ 718,689
Operating earnings	11,150	12,772	14,927	23,666
Earnings before income taxes	20,147	22,111	25,669	34,141
Net earnings	11,742	13,254	15,406	20,938
Basic earnings per share	0.20	0.23	0.26	0.34
Diluted earnings per share	0.18	0.21	0.23	0.31

(1)	As a result of adopting SFAS No. 133, the Company recorded a gain of $0.9 million, net of tax, in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The gain was shown separately as a cumulative effect of a change in accounting principle.
(2)	The Company recorded a gain in the fourth quarter of 2000, which included a $4.1 million settlement from AHERF’s bankruptcy proceedings and a $4.3 million release of the Company’s AHERF reserve.

Q. SUBSEQUENT EVENTS

     On February 1, 2002, Coventry Health Care, Inc. completed its transaction to sell $175.0 million original 8.125% Senior Notes due 2012 in a private placement. These Senior Notes have since been registered with the SEC. The proceeds from the sale of Senior Notes were used to complete the purchase from Principal Health Care, Inc. of approximately 7.1 million shares of Coventry common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of Coventry common stock. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10: Directors and Executive Officers of the Registrant.

     The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on June 6, 2002, which we intend to file within 120 days after our fiscal year–end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10–K and Instruction 3 to Item 401(b) of Regulation S–K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10–K under the caption “Executive Officers of Our Company”.

Item 11: Executive Compensation.

     The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on June 6, 2002, which we intend to file within 120 days after our fiscal year–end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

     The information set forth under the captions “Executive Compensation,” “Voting Stock Outstanding and Shareholders,” and “Voting Stock Ownership of Principal Shareholders and Management” in our Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on June 6, 2002, which we intend to file within 120 days after our fiscal year–end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions.

     The information set forth under the caption “Certain Transactions” in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders to be held on June 6, 2002, which we intend to file within 120 days after our fiscal year–end, is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8–K

(a)	1. Financial Statements
		Form 10–K Pages

	Report of Independent Public Accountants	42
	Consolidated Balance Sheets, December 31, 2001 and 2000	43
	Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	44
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	45
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	46
	Notes to Consolidated Financial Statements, December 31, 2001, 2000 and 1999	47 – 63

	2. Financial Statement Schedules

	Report of Independent Public Accountants	S – 1
	Schedule V – Valuation and Qualifying Accounts	S – 2

	3. Exhibits Required To Be Filed By Item 601 Of Regulations S–K

Exhibit No.	Description of Exhibit

2.1	Capital Contribution and Merger Agreement dated as of November 3, 1997 (“Combination Agreement”) by and among Coventry Corporation, Coventry Health Care, Inc., Principal Mutual Life Insurance Company, Principal Holding Company and Principal Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form S–4, Registration Statement No. 333–45821).
2.2	Agreement and Plan of Merger by and among Coventry Corporation, Coventry Health Care, Inc. and Coventry Merger Corporation (Incorporated by reference to Exhibit 2.2 to the Company’s Form S–4, Registration Statement No. 333–45821).
2.3	Agreement, dated November 30, 2001, between Coventry Health Care, Inc. and Principal Life Insurance Company. (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S–3, Registration Statement No. 333–74280).
3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S–4, Registration Statement No. 333–45821).
3.2.1	Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S–4, Registration Statement No. 333–45821).
3.2.2	Amendment No. 1 to the Bylaws of Coventry Health Care, Inc. effective as of November 8, 2001 (Incorporated by reference to Exhibit 3.3 to the Company’s Form S–4, Registration Statement No. 333–83106).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8–K dated April 8, 1998).
4.2.1	Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C. now known as Mellon Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8–K dated April 8, 1998).
4.2.2	Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, LLC (Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8–K dated December 21, 1998).
4.2.3	Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2.3 to the Company’s Annual Report on Form 10–K dated March 28, 2001).
4.3.1	Amended and Restated Securities Purchase Agreement dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P. (Incorporated by reference to Exhibit 10 to Coventry Corporation’s Form 8–K dated May 7, 1997).
4.3.2	Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10–Q for the period ended September 30, 1998).
4.4	Consent to the Combination Agreement of Warburg, Pincus Ventures, L.P. dated December 18, 1998 (Incorporated by reference to Exhibit 4.7 to the Company’s Form 8–K dated April 8, 1998).
4.5	Shareholders’ Agreement dated as of May 5, 2000, by and among Coventry Health Care, Inc., Warburg, Pincus Ventures, L.P., a Delaware limited partnership, Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a Netherlands limited partnership, Warburg, Pincus Netherlands Equity Partners II, C.V., a Netherlands limited partnership, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands limited partnership. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10–Q, Quarterly Report for the quarter ended September 30, 2000).
4.6	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1999).
4.7	Common Stock Purchase Warrant issued as of January 4, 1999 to John W. Campbell (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10–Q, Quarterly Report for the quarter ended June 30, 1999).
4.8	Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Form S–4, Registration Statement No. 333–83106).
4.9	Registration Rights Agreement dated as of February 1, 2002, by and among Coventry Health Care, Inc. and Salomon Smith Barney Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and CIBC World Markets Corp., as Representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.10 to the Company’s Form S–4, Registration Statement No. 333–83106).
4.10	Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to the Company’s Form S–4, Registration Statement No. 333–83106).
10.1	Employment Agreement effective as of January 1, 2001, between Allen F. Wise and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000).
10.2	Employment Agreement effective as of January 1, 2001 between Thomas P. McDonough and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000).
10.3	Employment Agreement effective as of January 1, 2001 between Dale B. Wolf and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000).
10.4.1	Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1998).
10.4.2	Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1999).
10.5	Employment Agreement effective as of September 1, 2001 between Harvey C. DeMovick, Jr. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2001).
10.6	Employment Agreement effective as of September 1, 2001 between Thomas C. Zielinski and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2001).
10.7	Form of Company’s Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Janet M. Stallmeyer, Francis S. Soistman, Jr., Ronald M. Chaffin, Bernard J. Mansheim, M. D., Thomas Davis (included executive’s right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), and J. Stewart Lavelle (includes executive’s right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate) (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1998).
10.8	Second Amended and Restated 1987 Statutory–Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 10.8.1 attached to Annual Report on Coventry Corporation’s Form 10–K for fiscal year ended December 31, 1993).
10.9	Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1993).
10.10	1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1995).
10.11	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1995).
10.12	Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation’s Annual Report on Form 10–K for the year ended December 31, 1995).
10.13	Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1997).
10.14	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000).
10.15	2000 Management Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Company’s Form 10–Q, Quarterly Report, for the quarter ended June 30, 2000).
10.16	2001 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10–Q, Quarterly Report, for the quarter ended March 31, 2001).
10.17	2002 Management Incentive Plan.
10.18	Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of September 1, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10–K for the year ended December 31, 2000).
10.19	Coventry Health Care, Inc. Retirement Savings Plan, as amended and restated, effective April 1, 1998.
10.20.1	Coventry Corporation Supplemental Executive Retirement (“SERP”) Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Coventry Corporation’s Form S–8, Registration Statement No. 33–81358).
10.20.2	First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1997).
10.20.3	Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation’s Annual Report on Form 10–K for the fiscal year ended December 31, 1997).
10.20.4	Third Amendment to SERP dated April 30, 1998 (Incorporated by reference to Exhibit 10.32.1 of the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 1998).
10.20.5	Fourth Amendment to SERP dated November 4, 1999. (Incorporated by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 1999).
21	Subsidiaries of the Registrant.
23	Consent of Arthur Andersen LLP.
99	Letter of Arthur Andersen representations.

(b)	Reports on Form 8–K

No reports on Form 8–K were filed during the quarter ended December 31, 2001.

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b–2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: March 20, 2002	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: March 20, 2002	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 20, 2002	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (Principal Function)	Date

By: /s/ John H. Austin, M.D.		March 20, 2002
Chairman of the Board and Director
John H. Austin, M.D.

By: /s/ Allen F. Wise		March 20, 2002
President, Chief Executive Officer and Director
Allen F. Wise

By: /s/ Dale B. Wolf		March 20, 2002
Executive Vice President, Chief Financial Officer and Treasurer
Dale B. Wolf

By: /s/ Lawrence N. Kugelman		March 20, 2002
Director
Lawrence N. Kugelman

By: /s/ Emerson D. Farley, Jr., M.D.		March 20, 2002
Director
Emerson D. Farley, Jr., M.D.

By: /s/ Joel Ackerman		March 20, 2002
Director
Joel Ackerman

By: /s/ Elizabeth E. Tallett		March 20, 2002
Director
Elizabeth E. Tallett

By: /s/ Timothy T. Weglicki		March 20, 2002
Director
Timothy T. Weglicki

Director
Thomas J. Graf

By: /s/ Robert W. Morey		March 20, 2002
Director
Robert W. Morey

By: /s/ Rodman W. Moorhead, III		March 20, 2002
Director
Rodman W. Moorhead, III

S–1

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors of
     Coventry Health Care, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Coventry Health Care, Inc. (a Delaware corporation) and subsidiaries included in this Form 10–K and have issued our report thereon dated February 1, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

     Baltimore, Maryland
     February 1, 2002

S–2

SCHEDULE V
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged to Income Statement (1)	Deductions (Charge Offs)(1)	Balance at End of Period

Year ended December 31, 2001:
Allowance for doubtful accounts	$ 4,886	$ 4,601	$ (5,235)	$ 4,252
Year ended December 31, 2000:
Allowance for doubtful accounts	$ 5,548	$ 5,848	$ (6,510)	$ 4,886
Year ended December 31, 1999:
Allowance for doubtful accounts	$ 12,023	$ 4,562	$ (11,037)	$ 5,548

(1)	Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge–offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S–K: Item 601

Exhibit No.	Description of Exhibit

10.17	2002 Management Incentive Plan.
10.19	Coventry Health Care, Inc. Retirement Savings Plan, as amended and restated, effective April 1, 1998.
21	Subsidiaries of the Registrant.
23	Consent of Arthur Andersen LLP.
99	Letter of Arthur Andersen representations.

Note:	This index only lists the exhibits included in this Form 10–K. A complete list of exhibits can be found in “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8–K” of this Form 10–K.

Links

PART I:
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II:
  Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8–K
SIGNATURES

INDEX TO EXHIBITS