Form 10-Q
period 2002-03-31
COVENTRY HEALTH CARE INC
filed 2002-05-15
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

COMMISSION FILE NUMBER 1-16477

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

YES ☑ NO☐

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock $.01 Par Value	58,906,626

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL IMNFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 252,554	$ 312,364
Short–term investments	83,934	87,515
Accounts receivable, net	74,640	63,486
Other receivables, net	55,011	65,291
Deferred income taxes	43,509	43,509
Other current assets	8,603	6,353

Total current assets	518,251	578,518

Long–term investments	622,716	552,612
Property and equipment, net	32,768	34,327
Goodwill, net	237,263	237,392
Other intangible assets, net	25,009	24,719
Other long-term assets	31,141	23,705

Total assets	$ 1,467,148	$ 1,451,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilites	$ 480,664	$ 460,489
Other medical liabilities	65,146	62,365
Accounts payable and other accrued liabilities	162,967	165,697
Deferred revenue	30,190	62,994

Total current liabilities	738,967	751,545

Senior notes	175,000	-
Other long–term liabilities	10,516	10,649

Total liabilities	924,483	762,194

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 67,000,259 shares issued and 58,882,877
outstanding in 2002; and 66,753,210 shares issued
and 65,622,749 outstanding in 2001	670	668
Treasury stock, at cost, 8,117,382 and 1,130,461 shares
in 2002 and 2001, respectively	(152,289)	(12,257)
Additional paid–in capital	510,609	541,064
Accumulated other comprehensive income	2,332	6,700
Retained earnings	181,343	152,904

Total stockholders’ equity	542,665	689,079

Total liabilities and stockholders’ equity	$ 1,467,148	$ 1,451,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,

	2002	2001

Operating revenues:
Managed care premiums	$831,229	$736,461
Management services	17,320	14,950

Total operating revenues	848,549	751,411

Operating expenses:
Medical costs	702,769	634,809
Selling, general and administrative	104,658	91,334
Depreciation and amortization	4,629	6,402

Total operating expenses	812,056	732,545

Operating earnings	36,493	18,866

Senior notes interest and amortization expense	2,445	--
Other income, net	10,043	11,369

Earnings before income taxes	44,091	30,235

Provision for income taxes	15,652	11,644

Cumulative effect of change in accounting
principle - SFAS No. 133, net of tax	--	878

Net earnings	$ 28,439	$ 19,469

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 0.47	$ 0.29
Cumulative effect - SFAS No. 133	--	0.01

Basic EPS	$ 0.47	$ 0.30

Diluted before cumulative effect - SFAS No. 133	$ 0.45	$ 0.27
Cumulative effect - SFAS No. 133	--	0.02

Diluted EPS	$ 0.45	$ 0.29

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,

	2002	2001

Net cash from operating activities	$ 21,834	$ 46,077

Cash flows from investing activites:
Capital expenditures, net	(2,292)	(1,602)
Sales of investments	83,710	95,922
Purchases of investments	(158,290)	(135,886)
Payments for acquisitions, net of cash acquired	(1,076)	(2,889)

Net cash used in investing acitivies	(77,948)	(44,455)

Cash flows from financing activities:
Proceeds from issuance of stock	1,874	508
Payments for repurchase of stock	(176,070)	(9,401)
Proceeds from issuance of senior notes, net	170,500	--

Net cash used in financing activities	(3,696)	(8,893)

Net decrease in cash and cash equivalents	(59,810)	(7,271)

Cash and cash equivalents at beginning of period	312,364	256,229

Cash and cash equivalents at end of period	$ 252,554	$ 248,958

Supplemental disclosure of cash flow information:
Income taxes paid, net	$ 10,417	$ 671

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 21, 2002.

2.   SIGNIFICANT ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 - “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment is shown separately as a cumulative effect of change in accounting principle.

3.  INTANGIBLE ASSETS

     In June 2001, the FASB issued two standards related to business combinations. The first statement, SFAS No. 141 - “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. The Company was not significantly affected by the implementation of this statement.

     The second statement, SFAS No. 142 - “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to an annual assessment for impairment by applying a fair-value-based test. Impairment charges may result in future write-downs in the period in which the impairment took place. As required, the Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002 and goodwill was not amortized during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, goodwill amortization was $1.9 million.

     Goodwill and intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through March 31, 2002. The amortized intangible asset balances are as follows (in thousands):

Gross
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period

As of March 31, 2002
Amortized intangible assets:
Customer Lists	$ 22,543	$ 5,802	$ 16,741	5-15 Years
HMO Licenses	10,700	2,432	8,268	15-20 Years

Total amortized intangible assets	$ 33,243	$ 8,234	$ 25,009

As of December 31, 2001
Amortized intangible assets:
Customer Lists	$ 21,499	$ 5,185	$ 16,314	5-15 Years
HMO Licenses	10,700	2,295	8,405	15-20 Years

Total amortized intangible assets	$ 32,199	$ 7,480	$ 24,719

     As described in the Company’s segment disclosure, assets are not allocated to specific products and, accordingly, goodwill can not be reported by segment. The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$ 237,392
Transition cost adjustments	(129)

Balance as of March 31, 2002	$ 237,263

     Intangible amortization expense for the quarters ended March 31, 2002 and 2001 was $0.8 million and $2.3 million, respectively. Estimated intangible amortization expense is $2.8 million for the year ending December 31, 2002, $2.1 million for the year ending December 31, 2003 and $1.8 million for the years ending December 31, 2004 through 2006.

     The following table presents net income and earnings per share amounts restated to exclude goodwill amortization for the three months ended March 31, 2002 and 2001 (in thousands, except per share data).

	Quarters Ended March 31,

	2002	2001

Reported net income	$ 28,439	$ 19,469
Goodwill amortization	-	1,863

Adjusted net income	$ 28,439	$ 21,332

Reported basic earnings per share	$ 0.47	$ 0.30
Goodwill amortization	-	0.03

Adjusted basic earnings per share	$ 0.47	$ 0.33

Reported diluted earnings per share	$ 0.45	$ 0.29
Goodwill amortization	-	0.02

Adjusted diluted earnings per share	$ 0.45	$ 0.31

4.  COMPREHENSIVE INCOME

     Comprehensive income for the quarters ended March 31, 2002 and 2001 is as follows (in thousands):

	Quarters Ended March 31,

	2002	2001

Net earnings	$ 28,439	$ 19,469
Other comprehensive (loss) gain:
Holding (loss) gain	(6,913)	6,851
Reclassification adjustment	(248)	139
Cumulative effect - SFAS No. 133	--	(1,439)

Sub-total	(7,161)	5,551
Tax benefit (provision)	2,793	(2,165)

Comprehensive income	$ 24,071	$ 22,855

5.  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of all options and warrants using the treasury stock method.

     The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

			Per Share
	Earnings	Shares	Amount

Quarter Ended March 31, 2002
Basic earnings per share	$ 28,439	60,668	$ 0.47
Effect of dilutive securities:
Options and warrants		2,589

Diluted earnings per share	$ 28,439	63,257	$ 0.45

Quarter Ended March 31, 2001
Basic earnings per share:
Earnings before cumulative effect – SFAS No. 133	$ 18,591	65,119	$ 0.29
Cumulative effect - SFAS No. 133	878		0.01

Basic earnings per share	$ 19,469	65,119	$ 0.30

Diluted earnings per share:
Earnings before cumulative effect – SFAS No. 133	$ 18,591	65,119
Effect of dilutive securities:
Options and warrants		2,789

	$ 18,591	67,908	$ 0.27
Cumulative effect - SFAS No. 133	878		0.02

Diluted earnings per share	$ 19,469	67,908	$ 0.29

6.   SENIOR NOTES

     On February 1, 2002, Coventry Health Care, Inc. completed a transaction to sell $175.0 million original 8.125% senior notes due 2012 in a private placement. These senior notes have since been registered with the Securities and Exchange Commission. The proceeds from the sale of senior notes were used to purchase, from Principal Health Care, Inc., approximately 7.1 million shares of Coventry common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of Coventry common stock. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million.

     Senior notes interest and amortization expense for the quarter ended March 31, 2002 was approximately $2.4 million. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002.

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

     The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

Quarters Ended March 31,
(in thousands)

	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 609,194	$ 103,982	$ 118,053	$ 831,229
Gross Margin	$ 96,734	$ 11,524	$ 20,202	$ 128,460
MLR	84.1%	88.9%	82.9%	84.5%

2001
Revenues	$ 565,725	$ 83,886	$ 86,850	$ 736,461
Gross Margin	$ 74,993	$ 14,133	$ 12,526	$ 101,652
MLR	86.8%	83.2%	85.6%	86.2%

     Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

	Quarters Ended March 31,
	2002	2001

Revenues:
Reportable segments	$ 831,229	$ 736,461
Management services	17,320	14,950

Total revenues	$ 848,549	$ 751,411

Earnings before income taxes:
Gross margin from reportable segments	$ 128,460	$ 101,652
Management services	17,320	14,950
Selling, general, and administrative	(104,658)	(91,334)
Depreciation and amortization	(4,629)	(6,402)
Senior notes interest and amortization expense	(2,445)	—
Other income, net	10,043	11,369

Earnings before income taxes	$ 44,091	$ 30,235

8.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, and other various claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2002 may result in the assertion of additional claims. With respect to these existing actions, the Company maintains commercial insurance programs with varying deductibles, for which the Company holds reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

     The Company generally purchases commercial insurance to insure itself against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, the Company has recently elected to self-insure certain Errors & Omissions exposures, including medical malpractice claims. Coverage for general liability, Directors & Officers and other exposures have not changed materially from past practices. The Company maintains reserves against its self-insured exposures, either internally or through a captive insurance subsidiary.

      On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against the Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although the Company can not predict the outcome, management believes this suit is without merit and intends to defend its position vigorously.

     The Company may be the target of other similar lawsuits involving the RICO and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

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

     One of the Company’s subsidiaries has received draft audit reports from the OPM that questioned approximately $31.1 million of charges for contract years 1993 - 1999 that were paid to this subsidiary under the FEHBP. The OPM asserts that it was overcharged by this amount because allegedly it did not receive discounts that were offered to similarly sized subscriber groups. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying financial statements.

9.   SUBSEQUENT EVENTS

     On May 1, 2002, the Company’s subsidiary, HealthAmerica of Pennsylvania, Inc., completed its previously announced acquisition of New Alliance Health Plan (“New Alliance”) in Erie, Pennsylvania. New Alliance has approximately 47,000 commercial members and serves the northwestern Pennsylvania market. The acquisition brings the total membership in Pennsylvania to approximately 580,000.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2002 and 2001

      The statements contained in this Form 10-Q that are not historical are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or similar expressions. These forward-looking statements include all statements that are not statements of historical fact as well as those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss and future operations.

     These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Actual operations and results may differ materially from those expressed in this Form 10-Q. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, issues relating to marketing of products or accreditation or certification of our products by private or governmental bodies and imposition of regulatory restrictions, cost, or penalties. Other factors that may materially affect our business include issues related to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates, issues relating to continued growth through acquisitions, and litigation risk. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

General Overview

     We are a leading publicly traded managed health care company with approximately 1.81 million members. We operate a diversified portfolio of local market health plans serving 12 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members, and the extent to which members’ access to providers is subject to referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we recently began offering defined contribution health plans. Our risk products also include state-sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer "non-risk" products, including access to our provider networks and management services, to employers that self-insure employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our non-risk products, we receive fees for the access to our provider networks and the management services we provide, but we do not have underwriting risk.

     Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. On May 16, 2001, we began trading on the New York Stock Exchange® under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.”

Revenues

     We generate revenues from managed care premiums and management services. Our managed care premiums are derived from our commercial risk products (HMO, PPO and POS products) and our government programs (Medicaid and Medicare+Choice products). Premiums for such commercial PPO and POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and co-payments that are required of the PPO and POS members. We provide comprehensive health benefits to members participating in government programs and receive premium payments from federal and state governments. Premium rates for the Medicaid and Medicare+Choice products are established by governmental regulatory agencies and may be reduced by regulatory action.

     Our management services revenues result from operations in which our health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected HMO coverage. We receive an administrative fee for these services, but do not assume underwriting risk. Certain of our management services contracts include performance and utilization management standards that affect the fees received for these services.

     In addition, we offer a PPO product to other third party payors, under which we provide rental of and access to our PPO network, claims repricing and utilization review, but do not assume underwriting risk.

Expenses

     Our primary operating expenses are medical cost, selling, general and administrative expense and depreciation and amortization expense. Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation payments. Medical costs also include an estimate of claims incurred but not reported (“IBNR”). In determining our IBNR liabilities, we employ plan by plan standard actuarial reserve methods that are specific to the plan’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. Estimates are reviewed by our underwriting, finance and accounting personnel and other appropriate plan and corporate personnel. Judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. We continually monitor and review our IBNR reserves, and as actual settlements are made or accruals adjusted, reflect these differences in current operations. We currently believe that our estimates for IBNR liabilities are adequate to satisfy our ultimate medical claims liability after all medical claims have been reported.

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

Membership

     As of March 31, 2002, we had 1,482,707 members for whom we assume underwriting risk (“risk members”) and 322,604 members of self-insured employers for whom we provide administrative services, but do not assume underwriting risk (“non-risk members”). The following tables show the total membership as of March 31, 2002 and 2001 and the percentage change in membership between those dates:

	March 31,		Percent
	2002	2001	Change

Membership by market:
Carolinas	91,248	147,459	(38.1%)
Delaware	158,377	145,160	9.1%
Georgia	55,280	48,504	14.0%
Iowa	87,747	87,903	(0.2%)
Kansas	182,995	133,723	36.8%
Louisiana	66,185	58,786	12.6%
Nebraska	41,188	45,052	(8.6%)
Pennsylvania	536,937	495,977	8.3%
St. Louis	361,013	398,659	(9.4%)
Virginia	147,747	56,919	159.6%
West Virginia	76,594	106,435	(28.0%)

Total membership	1,805,311	1,724,577	4.7%

	March 31,		Percent
	2002	2001	Change

Risk membership:
Commercial	1,144,913	1,181,901	(3.1%)
Medicare	58,919	48,301	22.0%
Medicaid	278,875	206,486	35.1%

Total risk membership	1,482,707	1,436,688	3.2%
Non-risk membership	322,604	287,889	12.1%

Total membership	1,805,311	1,724,577	4.7%

Subsequent Acquisitions

     On May 1, 2002, our subsidiary, HealthAmerica of Pennsylvania, Inc., completed its previously announced acquisition of New Alliance Health Plan (“New Alliance”) in Erie, Pennsylvania. New Alliance has approximately 47,000 commercial members and serves the northwestern Pennsylvania market. The acquisition brings our total membership in Pennsylvania to approximately 580,000.

Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, and other various claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2002 may result in the assertion of additional claims. With respect to these existing actions, we maintain commercial insurance programs with varying deductibles, for which we hold reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

     We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions exposures, including medical malpractice claims. Coverage for general liability, Directors & Officers and other exposures have not changed materially from past practices. We maintain reserves against our self-insured exposures, either internally or through a captive insurance subsidiary.

     On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against our Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act, violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     We may be the target of other similar lawsuits involving the Racketeer Influenced and Corrupt Organizations Act and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although we may be the target of other similar lawsuits, we believe there is no valid basis for such lawsuits.

Results Of Operations

     The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2002 and 2001 (in thousands, except percentages and membership data).

	Quarters Ended March 31,		Increase
	2002	2001	(Decrease)

Operating revenues:
Managed care premiums	$ 831,229	$ 736,461	$ 94,768
Management services	17,320	14,950	2,370

Total operating revenues	848,549	751,411	97,138

Operating expenses:
Medical costs	$ 702,769	$ 634,809	$ 67,960
Selling, general and administrative	104,658	91,334	13,324
Depreciation and amortization	4,629	6,402	(1,773)

Total operating expenses	812,056	732,545	79,511
Operating earnings	36,493	18,866	17,627

Net earnings	$ 28,439	$ 19,469	$ 8,970

Basic earnings per share	$ 0.47	$ 0.30	$ 0.17
Diluted earnings per share	$ 0.45	$ 0.29	$ 0.16

Medical loss ratios:
Commercial	84.1%	86.8%	(2.7%)
Medicare	88.9%	83.2%	5.7%
Medicaid	82.9%	85.6%	(2.7%)

Total	84.5%	86.2%	(1.7%)

Administrative ratios:
Selling, general and administrative	12.3%	12.2%	0.1%

Membership:
Commercial	1,144,913	1,181,901	(36,988)
Medicare	58,919	48,301	10,618
Medicaid	278,875	206,486	72,389
Non–risk	322,604	287,889	34,715

Total membership	1,805,311	1,724,577	80,734

     Total membership increased by 4.7% from the prior year’s first quarter, almost all of which was attributable to the acquisitions of Kaiser Foundation Health Plan of Kansas City (“Kaiser - KC”) and Blue Ridge Health Alliance, Inc. (“Blue Ridge”). The decline in Commercial membership was a result of the loss of a large group in our Wichita market in the first quarter of 2002, our Carolina market in the fourth quarter of 2001, and our West Virginia market in the third quarter of 2001. Offsetting the decline in our Commercial membership was an increase in both our Medicare and Medicaid products. The majority of the Medicare increase was a result of the acquisition of Kaiser - KC. The increase in the Medicaid membership was due to an expansion into additional counties and the withdrawal of a competitor in our Missouri market and due to the introduction of a new product in our Pennsylvania market.

     Managed care premium revenue increased from the prior year’s first quarter by 12.9%, primarily as a result of the acquisitions previously mentioned, and also as a result of rate increases on renewals that occurred throughout all markets. Commercial yields increased by an average of 11.5% over first quarter 2001 on a per member per month (“PMPM”) basis, to $178.31 PMPM. We will continue to be diligent in attempting to obtain adequate premium increases, and expect Commercial rate increases on renewals to exceed 18% for the second quarter of 2002. Medicare yields increased by an average of 6.9% over first quarter 2001 on a PMPM basis as a result of changes being made to rate and benefit structures, as well as changes in demographics.

     Management services revenue increased from the prior year’s first quarter almost entirely due to the increase in non-risk membership as a result of the acquisition of Blue Ridge.

     Medical costs increased from the prior year’s first quarter due to the additional expenses associated with acquisitions and due to medical trend. Our medical loss ratio improved 1.7% from the prior year’s first quarter to 84.5%. The improvement was attributable to lower inpatient utilization and premium increases in our Commercial business as mentioned above.

     Selling, general and administrative expense increased from the prior year’s first quarter primarily due to the acquisitions mentioned above, and as a percentage of revenue increased slightly by 0.1%.

     Depreciation and amortization decreased 27.7% from prior year’s first quarter as a result of the adoption of SFAS No. 142. As mentioned previously, and in accordance with SFAS No. 142, we will no longer amortize goodwill but instead will perform annual impairment testing.

     Senior notes interest and amortization expense was incurred for the first quarter of 2002 due to the issuance of our senior notes on February 1, 2002 as described below in the “Liquidity and Capital Resources” section of this Form 10-Q.

     Other income, net, decreased from the quarter ended March 31, 2001. The decrease was primarily due to lower interest rates during the later part of year 2001 which resulted in lower interest income.

     Our provision for income taxes increased from prior year’s first quarter due to an increase in earnings before taxes offset by a decrease in the effective tax rate. Excluding amortization of goodwill for the first quarter of 2001 the effective tax rate was 35.5% and 36.4% for the three months ended March 31, 2002 and 2001, repectively. This decrease in the tax rate is the result of strategic tax planning.

Liquidity and Capital Resources

     Consolidated

     Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $23.6 million restricted under state regulations, increased $13.0 million to $935.6 million at March 31, 2002 from $922.6 million at December 31, 2001.

     Net cash provided by operating activities for the quarter ended March 31, 2002 decreased over the prior year’s same quarter due to a decrease in deferred revenue related to the timing of Medicare premium payments offset by an increase in net earnings and an increase in receipts of other receivables. Net cash used in investing activities increased for the quarter ended March 31, 2002 as a result of an increase in the amount of cash placed in short term and long term investments to achieve higher yielding investments. Net cash used in financing activities for the quarter ended March 31, 2002 decreased over the prior year’s same quarter primarily due to the repurchase of shares of our common stock and a warrant, offset by proceeds from the issuance of our senior notes, mentioned below.

     Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual maturity of 4.0 years, as of March 31, 2002. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $402.0 million at March 31, 2002 from $379.6 million at December 31, 2001.

     On February 1, 2002, we completed the purchase of approximately 7.1 million shares of our common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million. The purchase of the shares and warrant from Principal Health Care, Inc. ended their ownership of our common stock. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% senior notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002.

     Health Plans

     Our HMOs and our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances.

     Risk-based capital (“RBC”) is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the National Association of Insurance Commissioners, incorporates asset risk, underwriting risk, credit risk and business risk components. Our health plans are required to submit a RBC report to the National Association of Insurance Commissioners and their domiciled state’s department of insurance with their annual filing. Regulators use the RBC results to determine if any regulatory actions are required. Regulatory actions, if any, range from filing a financial corrective action plan to the health plan being placed under regulatory control.

     The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, the total surplus in excess of 200% for all of our HMO subsidiaries was approximately $94.9 million at March 31, 2002, up from $72.2 million at December 31, 2001. The increase is primarily due to current quarter earnings from our HMO subsidiaries and capital contributions made by the parent.

     CH&L had excess surplus of approximately $3.7 million and $3.4 million at March 31, 2002 and December 31, 2001, respectively. The increase is primarily due to income from the first quarter of 2002.

     The RBC policy and other regulations enforced by state agencies limit the amount of dividends the parent may receive from its HMOs and CH&L. Excluding funds held by entities subject to regulation, we had cash and investments of approximately $115.3 million and $101.8 million at March 31, 2002 and December 31, 2001, respectively, which are available to make interest or principal payments on the senior notes or any other debt that we may have, to make loans to or investments in subsidiaries, to fund acquisitions and for general corporate purposes. We have entered into agreements with certain of our regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements.

     Other

     Projected capital investments in 2002 of approximately $13.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of March 31, 2002, approximately $2.3 million has been spent.

     The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The privacy standards were issued on December 28, 2000, and the final privacy regulations became effective on April 14, 2001. The compliance date is April 14, 2003. We have spent approximately $530,000 on compliance matters for the three months ended March 31, 2002. We anticipate spending approximately $4.6 million in 2002, of which approximately $1.7 million will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards, and security and patient information privacy standards.

     The nature of our operations is such that cash receipts from premium revenues are typically received up to three months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economical fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the Risk Factors section contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through December 31, 2002.

Risk-Sensitive Financial Instruments and Position

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
As of March 31, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 66,142	$ 44,095	$ 22,047	$ (22,047)	$ (44,095)	$ (66,142)

Legislation And Regulation

     Numerous proposals have been introduced in the United States Congress and various state legislatures relating to health care reform. Some proposals, if enacted, could among other things, restrict our ability to raise prices and to contract independently with employers and providers. Certain reform proposals favor the growth of managed health care, while others would adversely affect managed care. Although the provisions of any legislation adopted at the state or federal level can not be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on our results of operations in the short-term.

     Pursuant to a Health Insurance Portability and Accountability Act of 1996 mandate, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, effective April 14, 2003. We expect to institute all necessary modifications to systems and business processes by the compliance date.

     The Department of Health and Human Services also released its final rule for electronic data standards on August 17, 2000. We expect to institute all necessary modifications to systems and business processes by the compliance date.

     Our industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have significant effect on our operations.

Federal Employees Health Benefits Program

     We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating requirements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.

     One of our subsidiaries has received draft audit reports from the OPM that questioned approximately $31.1 million of charges for contract years 1993 - 1999 that were paid to this subsidiary under the FEHBP. The OPM asserts that it was overcharged by this amount because allegedly it did not receive discounts that were offered to similarly sized subscriber groups. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. We have responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and have provided additional information to support our positions. Although we can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on our operations.

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

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

     We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale. The fair value of our investments at March 31, 2002 was $706.7 million. Our investments at March 31, 2002 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
As of March 31, 2002
Maturities:
Within 1 year	$ 126,515	$ 126,932
1 to 5 years	233,369	237,413
6 to 10 years	141,558	140,115
Over 10 years	201,386	202,190

Total short–term and long–term securities	$ 702,828	$ 706,650

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
As of March 31, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 66,142	$ 44,095	$ 22,047	$ (22,047)	$ (44,095)	$ (66,142)

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, and other various claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2002 may result in the assertion of additional claims. With respected to these existing actions, we maintain commercial insurance programs with varying deductibles, for which we hold reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

     We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions exposures, including medical malpractice claims. Coverage for general liability, Directors & Officers and other exposures have not changed materially from past practices. We maintain reserves against our self-insured exposures, either internally or through a captive insurance subsidiary.

     On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of health care providers against our Company and 11 other defendants in the managed care field. The lawsuit alleges multiple violations of the Racketeer Influenced and Corrupt Organizations Act, violations of the “prompt pay” statutes in certain states and breaches of contract for failure to pay claims. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Although we can not predict the outcome, we believe this suit is without merit and intend to defend our position vigorously.

     We may be the target of other similar lawsuits involving the Racketeer Influenced and Corrupt Organizations Act and the Employee Retirement Income Security Act of 1974, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although we may be the target of other similar lawsuits, we believe there is no valid basis for such lawsuits.

ITEMS 2, 3, 4 and 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

     (a) Exhibit Listing

Exhibit No.	Description of Exhibit

No Exhibits have been included with this filing.

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: May 13, 2002	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: May 13, 2002	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 13, 2002	By: /s/ John J. Ruhlmann

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