Form 10-Q
period 2002-06-30
COVENTRY HEALTH CARE INC
filed 2002-08-09
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

YES ☑ NO☐

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock $.01 Par Value	59,942,842

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 196,572	$ 312,364
Short–term investments	102,706	87,515
Accounts receivable, net	71,816	63,486
Other receivables, net	70,195	65,291
Deferred income taxes	43,509	43,509
Other current assets	8,960	6,353

Total current assets	493,758	578,518

Long–term investments	715,417	552,612
Property and equipment, net	33,235	34,327
Goodwill, net	243,746	237,392
Other intangible assets, net	26,140	24,719
Other long-term assets	32,242	23,705

Total assets	$ 1,544,538	$ 1,451,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilites	$ 477,091	$ 460,489
Other medical liabilities	64,892	62,365
Accounts payable and other accrued liabilities	189,233	165,697
Deferred revenue	31,845	62,994

Total current liabilities	763,061	751,545

Senior notes	175,000	-
Other long–term liabilities	15,432	10,649

Total liabilities	953,493	762,194
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 68,019,719 shares issued and 59,931,923
outstanding in 2002; and 66,753,210 shares issued
and 65,622,749 outstanding in 2001	680	668
Treasury stock, at cost, 8,087,796 and 1,130,461
shares in 2002 and 2001, respectively	(157,209)	(12,257)
Additional paid–in capital	520,154	541,064
Accumulated other comprehensive income	9,476	6,700
Retained earnings	217,944	152,904

Total stockholders’ equity	591,045	689,079

Total liabilities and stockholders’ equity	$ 1,544,538	$ 1,451,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Operating revenues:
Managed care premiums	$ 871,927	$ 770,623	$ 1,703,156	$ 1,507,085
Management services	18,186	16,076	35,507	31,026

Total operating revenues	890,113	786,699	1,738,663	1,538,111

Operating expenses:
Medical costs	725,250	663,736	1,428,020	1,298,546
Selling, general and administrative	108,681	95,511	213,339	186,845
Depreciation and amortization	4,745	6,433	9,374	12,835

Total operating expenses	838,676	765,680	1,650,733	1,498,226

Operating earnings	51,437	21,019	87,930	39,885

Senior notes interest and amortization expense	3,667	-	6,112	-
Other income, net	8,976	11,916	19,019	23,285

Earnings before income taxes	56,746	32,935	100,837	63,170

Provision for income taxes	20,145	12,517	35,797	24,161

Cumulative effect of change in accounting principle - SFAS No. 133, net of tax	-	-	-	878

Net earnings	$ 36,601	$ 20,418	$ 65,040	$ 39,887

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 0.62	$ 0.32	$ 1.09	$ 0.60
Cumulative effect - SFAS No. 133	-	-	-	0.01

Basic EPS	$ 0.62	$ 0.32	$ 1.09	$ 0.61

Diluted before cumulative effect - SFAS No. 133	$ 0.60	$ 0.30	$ 1.05	$ 0.58
Cumulative effect - SFAS No. 133	-	-	-	0.01

Diluted EPS	$ 0.60	$ 0.30	$ 1.05	$ 0.59

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2002	2001

Net cash provided by operating activities	$ 65,471	$ 71,403

Cash flows from investing activities:
Capital expenditures, net	(6,159)	(3,645)
Sales of investments	176,589	184,585
Purchases of investments	(339,167)	(260,683)
Payments for acquisitions, net of cash acquired	(9,287)	(4,862)

Net cash used in investing activities	(178,024)	(84,605)

Cash flows from financing activities:
Proceeds from issuance of stock	7,611	605
Payments for repurchase of stock	(181,350)	(9,403)
Proceeds from issuance of senior notes, net	170,500	-

Net cash used in financing activities	(3,239)	(8,798)

Net decrease in cash and cash equivalents	(115,792)	(22,000)

Cash and cash equivalents at beginning of period	312,364	256,229

Cash and cash equivalents at end of period	$ 196,572	$ 234,229

Supplemental disclosure of cash flow information:
Income taxes paid, net	$ 18,471	$ 11,463
Non-cash item -- Restricted stock	$ 14,417	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.   BASIS OF PRESENTATION

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

B.   SIGNIFICANT ACCOUNTING POLICIES

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

        The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair-value-based test. Impairment charges may result in future write-downs in the period in which the impairment took place. As required, the Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002, and, accordingly, goodwill was not amortized during 2002. During the quarter ended June 30, 2001, goodwill amortization was $1.9 million.

C.   INTANGIBLE ASSETS

        Goodwill and intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through June 30, 2002. The amortized intangible asset balances are as follows (in thousands):

Gross
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period

As of June 30, 2002
Amortized intangible assets:
Customer Lists	$ 24,510	$ 6,502	$ 18,008	5-15 Years
HMO Licenses	10,700	2,568	8,132	15-20 Years

Total amortized intangible assets	$ 35,210	$ 9,070	$ 26,140

As of December 31, 2001
Amortized intangible assets:
Customer Lists	$ 21,499	$ 5,185	$ 16,314	5-15 Years
HMO Licenses	10,700	2,295	8,405	15-20 Years

Total amortized intangible assets	$ 32,199	$ 7,480	$ 24,719

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. As of June 30, 2002, the Company has completed its impairment testing of goodwill and has determined that there was no impairment of goodwill as of January 1, 2002. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in thousands):

Balance as of December 31, 2001	$ 237,392
Acquisition of NewAlliance Health Plan, Inc.	6,484
Transition cost adjustments	(130)
Impairment loss	-

Balance as of June 30, 2002	$ 243,746

        Intangible amortization expense for the quarters ended June 30, 2002 and 2001 was $0.8 million and $2.4 million, respectively. Estimated intangible amortization expense is $3.0 million for the year ending December 31, 2002, $2.3 million for the year ending December 31, 2003 and $2.0 million for the years ending December 31, 2004 through 2006.

        The following table presents net income and earnings per share amounts restated to exclude goodwill amortization for the quarters and six months ended June 30, 2002 and 2001 (in thousands, except per share data).

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Reported net income	$ 36,601	$ 20,418	$ 65,040	$ 39,887
Goodwill amortization	-	1,945	-	3,808

Adjusted net income	$ 36,601	$ 22,363	$ 65,040	$ 43,695

Basic earnings per share	$ 0.62	$ 0.32	$ 1.09	$ 0.61
Goodwill amortization	-	0.03	-	0.06

Adjusted basic earnings per share	$ 0.62	$ 0.35	$ 1.09	$ 0.67

Diluted earnings per share	$ 0.60	$ 0.30	$ 1.05	$ 0.59
Goodwill amortization	-	0.03	-	0.06

Adjusted diluted earnings per share	$ 0.60	$ 0.33	$ 1.05	$ 0.65

D.   ACQUISITION

        On May 1, 2002, the Company’s subsidiary, HealthAmerica Pennsylvania, Inc., completed its acquisition of NewAlliance Health Plan, Inc. (“NewAlliance”) in Erie, Pennsylvania. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of NewAlliance have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for NewAlliance was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. NewAlliance had 46,226 commercial and self-funded members and served the northwestern Pennsylvania market.

E.   COMPREHENSIVE INCOME

        Comprehensive income for the quarters and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net earnings	$ 36,601	$ 20,418	$ 65,040	$ 39,887
Other comprehensive gain (loss):
Holding gain (loss)	11,251	(1,888)	4,339	5,020
Reclassification adjustment	460	(855)	212	(773)
Cumulative effect - SFAS No. 133	--	--	--	(1,439)

Sub-total	11,711	(2,743)	4,551	2,808
Tax (provision) benefit	(4,567)	1,070	(1,775)	(1,095)

Comprehensive income	$ 43,745	$ 18,745	$ 67,816	$ 41,600

F.   EARNINGS PER SHARE

        Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of all options and warrants and the vesting of all restricted stock using the treasury stock method.

        The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Quarters Ended			Six Months Ended

			Per Share			Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

June 30, 2002
Basic earnings per share	$ 36,601	58,900	$ 0.62	$ 65,040	59,779	$ 1.09
Effect of dilutive securities:
Options, warrants and restricted stock		2,100			2,345

Diluted earnings per share	$ 36,601	61,000	$ 0.60	$ 65,040	62,124	$ 1.05

June 30, 2001
Basic earnings per share:
Earnings before cumulative effect - SFAS No. 133	$ 20,418	64,767	$ 0.32	$ 39,009	64,942	$ 0.60
Cumulative effect - SFAS No. 133	-	-	-	878	-	0.01

Basic earnings per share	$ 20,418	64,767	$ 0.32	$ 39,887	64,942	$ 0.61

Diluted earnings per share:
Earnings before cumulative effect - SFAS No. 133	$ 20,418	64,767		$ 39,009	64,942
Effective of diluted securities:
Options, warrants and restricted stock		2,624			2,707

	$ 20,418	67,391	$ 0.30	$ 39,009	67,649	$ 0.58
Cumulative effect - SFAS No. 133	-	-	-	878	-	0.01

Diluted earnings per share	$ 20,418	67,391	$ 0.30	$ 39,887	67,649	$ 0.59

G.   SENIOR NOTES

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

        Senior notes interest and amortization expense for the quarters and six months ended June 30, 2002 was approximately $3.7 million and $6.1 million, respectively. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002.

H.   RESTRICTED STOCK AWARDS AND SHARE REPURCHASE PROGRAM

        In the second quarter of 2002, the Company awarded 505,500 shares of restricted stock with varying vesting periods through May 2006. The fair value of the restricted shares, at the date of grant, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.52. The Company recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001, of approximately $2.1 million for the six months ended June 30, 2002. The deferred portion of the restricted stock grants is $20.1 million.

        On December 20, 1999, the Company announced a program to purchase up to 5% of its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, the Company purchased 540,900 shares of the Company’s common stock in 2002 for its treasury at an aggregate cost of $15.6 million. All of these purchases were made during the second quarter of 2002. Under this program, there are approximately 1.2 million shares remaining to be repurchased. In August 2002, the Company's Board of Directors approved the repurchase of additional common stock. The total remaining common shares the Company is authorized to repurchase under the original program and including the new authorization is approximately 4.2 million.

I.   SEGMENT INFORMATION

        The Company has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals throughout the Company’s health plans. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point-of-service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments. As of July 1, 2002, the Company exited the Delaware Medicaid program, which, as of June 30, 2002, represented approximately 43,000 members, or 14.0% of the Company’s total Medicaid membership.

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products, and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

Quarters Ended June 30,
(in thousands, except percentages)
	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 639,551	$ 104,706	$ 127,670	$ 871,927
Gross Margin	$ 110,430	$ 18,904	$ 17,343	$ 146,677
MLR	82.7%	81.9%	86.4%	83.2%

2001
Revenues	$ 588,536	$ 88,987	$ 93,100	$ 770,623
Gross Margin	$ 78,761	$ 9,437	$ 18,689	$ 106,887
MLR	86.6%	89.4%	79.9%	86.1%

Six Months Ended June 30,
(in thousands, except percentages)
	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 1,248,745	$ 208,688	$ 245,723	$ 1,703,156
Gross Margin	$ 207,163	$ 30,428	$ 37,545	$ 275,136
MLR	83.4%	85.4%	84.7%	83.8%

2001
Revenues	$ 1,154,262	$ 172,873	$ 179,950	$ 1,507,085
Gross Margin	$ 153,754	$ 23,570	$ 31,215	$ 208,539
MLR	86.7%	86.4%	82.7%	86.2%

        Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Reportable segments	$ 871,927	$ 770,623	$ 1,703,156	$ 1,507,085
Management services	18,186	16,076	35,507	31,026

Total revenues	$ 890,113	$ 786,699	$ 1,738,663	$ 1,538,111

Earnings before income taxes:
Gross margin from reportable segments	$ 146,677	$ 106,887	$ 275,136	$ 208,539

Management services	18,186	16,076	35,507	31,026

Selling, general and administrative	(108,681)	(95,511)	(213,339)	(186,845)

Depreciation and amortization	(4,745)	(6,433)	(9,374)	(12,835)

Senior notes interest and amortization expense	(3,667)	-	(6,112)	-

Other income, net	8,976	11,916	19,019	23,285

Earnings before income taxes	$ 56,746	$ 32,935	$ 100,837	$ 63,170

J.   COMMITMENTS AND CONTINGENCIES

        Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various lawsuits seeking coverage for treatment, payments for denied claims, medical malpractice actions, and various other miscellaneous claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring to date may result in the assertion of additional claims. With respect to these pending actions, the Company maintains commercial insurance programs with varying deductibles, for which the Company holds reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on the financial position or results of operations of the Company.

        The Company generally purchases commercial insurance to insure itself against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, the Company has recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. The Company maintains reserves against its self-insured risks, either internally or through a captive insurance subsidiary.

        On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. Vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of physicians against the Company and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute (“RICO”) and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. The Company has filed motions to dismiss the Amended Complaint and to compel arbitration. These motions are pending as is the motion of the plaintiffs to certify a class. It is not known when a ruling on these motions will be issued. Lastly, as a result of the disposition of the appeal filed by some of the other defendants, the Court of Appeals has lifted its prior order staying discovery and subject to the discretion of the trial court, discovery may go forward starting September 30, 2002. Although the Company can not predict the outcome, management believes this suit is without merit and intends to defend its position vigorously.

        The Company may be the target of other lawsuits generally claiming that managed care companies overcharge consumers, misrepresent the scope of covered services and misrepresent that they deliver quality health care. Although the Company may be the target of these types of lawsuits, the Company believes there is no valid basis for the assertion of such claims.

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

        One of the Company’s subsidiaries has received draft audit reports from the OPM that questioned approximately $31.1 million of charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The OPM asserts that it was overcharged by this amount because allegedly it did not receive discounts that were offered to similarly sized subscriber groups. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying financial statements.

K.   SUBSEQUENT EVENTS

        At the time of this filing, no such events have occurred.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2002 and 2001

        The statements contained in this Form 10-Q that are not historical are forward-looking statements subject to risks and uncertainties and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based on assumptions and estimates and describe the Company’s future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or similar expressions. These forward-looking statements include all statements that are not statements of historical fact as well as those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss and future operations.

        These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Actual operations and results may differ materially from those expressed in these forward-looking statements. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, issues relating to marketing of products or accreditation or certification of our products by private or governmental bodies and imposition of regulatory restrictions, cost, or penalties. Other factors that may materially affect our business include issues related to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates, issues relating to continued growth through acquisitions, and litigation risk. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

        The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and other data presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

General Overview

        We are a leading publicly traded managed health care company with approximately 1.92 million members. We operate a diversified portfolio of local market health plans serving 12 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members, and the extent to which members’ access to providers is subject to referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we recently began offering defined contribution health plans. Our risk products also include state-sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non-risk” products, including access to our provider networks and management services, to employers that self-insure employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our non-risk products, we receive fees for the access to our provider networks and the management services we provide, but we do not have underwriting risk.

        Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. On May 16, 2001, we began trading on the New York Stock Exchange® under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.”

Revenues

        We generate revenues from managed care premiums and management services. Our managed care premiums are derived from our commercial risk products (HMO, PPO and POS products) and our government programs (Medicaid and Medicare+Choice products). Premiums for our commercial PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are required of the PPO and POS members. We provide comprehensive health benefits to members participating in government programs and receive premium payments from federal and state governments. Premium rates for the Medicaid and Medicare+Choice products are established by governmental regulatory agencies and may be reduced by regulatory action.

        Our management services revenues result from operations in which our health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected benefit coverage. We receive an administrative fee for these services, but do not assume underwriting risk. Certain of our management services contracts include performance and utilization management standards that affect the fees received for these services.

        In addition, we offer a product to other third party payors, under which we provide rental of and access to our PPO network, claims repricing and utilization review, but do not assume underwriting risk.

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

Membership

        As of June 30, 2002, we had 1,568,962 members for whom we assume underwriting risk (“risk members”) and 354,568 members of self-insured employers for whom we provide administrative services, but do not assume underwriting risk (“non-risk members”). As of July 1, 2002, we exited the Delaware Medicaid program, which, as of June 30, 2002, represented approximately 43,000 members, or 14.0% of our total Medicaid membership. The following tables show the total membership as of June 30, 2002 and 2001 and the percentage change in membership between those dates:

	June 30,		Percent
	2002	2001	Change

Membership by market:
Carolinas	99,752	142,332	(29.9%)
Delaware	154,923	151,137	2.5%
Georgia	79,853	50,756	57.3%
Iowa	85,507	87,856	(2.7%)
Kansas	188,450	186,807	0.9%
Louisiana	70,408	60,717	16.0%
Nebraska	41,628	44,924	(7.3%)
Pennsylvania	614,917	489,861	25.5%
St. Louis	366,775	402,750	(8.9%)
Virginia	145,711	56,966	155.8%
West Virginia	75,606	104,779	(27.8%)

Total membership	1,923,530	1,778,885	8.1%

	June 30,		Percent
	2002	2001	Change

Risk membership:
Commercial	1,203,082	1,229,182	(2.1%)
Medicare	59,219	52,522	12.8%
Medicaid	306,661	214,288	43.1%

Total risk membership	1,568,962	1,495,992	4.9%
Non-risk membership	354,568	282,893	25.3%

Total membership	1,923,530	1,778,885	8.1%

Acquisitions

        On May 1, 2002, our subsidiary, HealthAmerica Pennsylvania, Inc., completed its acquisition of NewAlliance Health Plan, Inc. (“NewAlliance”) in Erie, Pennsylvania. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of NewAlliance have been included in our consolidated financial statements since the date of acquisition. The purchase price for NewAlliance was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. NewAlliance had 46,226 commercial and self-funded members and served the northwestern Pennsylvania market.

Legal Proceedings

        In the normal course of business, we have been named as a defendant in various lawsuits seeking coverage for treatment, payments for denied claims, medical malpractice actions, and various other miscellaneous claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring to date may result in the assertion of additional claims. With respect to these pending actions, we maintain commercial insurance programs with varying deductibles, for which we hold reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

        We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. We maintain reserves against our self-insured risks, either internally or through a captive insurance subsidiary.

        On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of physicians against us and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute (“RICO”) and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. We have filed motions to dismiss the Amended Complaint and to compel arbitration. These motions are pending as is the motion of the plaintiffs to certify a class. It is not known when a ruling on these motions will be issued. Lastly, as a result of the disposition of the appeal filed by some of the other defendants, the Court of Appeals has lifted its prior order staying discovery and subject to the discretion of the trial court, discovery may go forward starting September 30, 2002. Although we can not predict the outcome, management believes this suit is without merit and intends to defend our position vigorously.

        We may be the target of other lawsuits generally claiming that managed care companies overcharge consumers, misrepresent the scope of covered services and misrepresent that they deliver quality health care. Although we may be the target of these types of lawsuits, we believe there is no valid basis for the assertion of such claims.

Results of Operations

        The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2002 and 2001 (in thousands, except percentages and membership data).

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Operating revenues:
Managed care premiums	$ 871,927	$ 770,623	$ 101,304	$ 1,703,156	$ 1,507,085	$ 196,071
Management services	18,186	16,076	2,110	35,507	31,026	4,481

Total operating revenues	890,113	786,699	103,414	1,738,663	1,538,111	200,552

Operating expenses:
Medical costs	725,250	663,736	61,514	1,428,020	1,298,546	129,474
Selling, general and administrative	108,681	95,511	13,170	213,339	186,845	26,494
Depreciation and amortization	4,745	6,433	(1,688)	9,374	12,835	(3,461)

Total operating expenses	838,676	765,680	72,996	1,650,733	1,498,226	152,507

Operating earnings	51,437	21,019	30,418	87,930	39,885	48,045

Net earnings	$ 36,601	$ 20,418	$ 16,183	$ 65,040	$ 39,887	$ 25,153

Basic earnings per share	$ 0.62	$ 0.32	$ 0.30	$ 1.09	$ 0.61	$ 0.48
Diluted earnings per share	$ 0.60	$ 0.30	$ 0.30	$ 1.05	$ 0.59	$ 0.46

Medical loss ratios:
Commercial	82.7%	86.6%	(3.9%)	83.4%	86.7%	(3.3%)
Medicare	81.9%	89.4%	(7.5%)	85.4%	86.4%	(1.0%)
Medicaid	86.4%	79.9%	6.5%	84.7%	82.7%	2.0%

Total	83.2%	86.1%	(2.9%)	83.8%	86.2%	(2.4%)

Administrative ratio:
Selling, general and administrative	12.2%	12.1%	0.1%	12.3%	12.1%	0.2%

	As of June 30,		Increase
	2002	2001	(Decrease)

Membership:
Commercial	1,203,082	1,229,182	(26,100)
Medicare	59,219	52,522	6,697
Medicaid	306,661	214,288	92,373
Non-risk	354,568	282,893	71,675

Total membership	1,923,530	1,778,885	144,645

        Quarters Ended June 30, 2002 and 2001

        Total membership increased by 8.1% from the prior year’s second quarter. The increase is primarily attributable to two acquisitions: Blue Ridge Health Alliance, Inc. (“Blue Ridge”) acquired in the third quarter of 2001, and NewAlliance acquired in the second quarter of 2002. The decline in Commercial membership was a result of the loss of a large group in our Kansas market in the first quarter of 2002, our Carolina market in the fourth quarter of 2001, and our West Virginia market in the third quarter of 2001. Offsetting the decline in our Commercial membership was an increase in both our Medicaid and non-risk products. The increase in the Medicaid membership was due to an expansion into additional counties and the withdrawal of a competitor in our Missouri market and due to the introduction of a new product in our Pennsylvania market. The increase in our non-risk product is due from the two acquisitions mentioned above and from additional membership obtained in our Georgia market.

        Managed care premium revenue increased from the prior year’s second quarter by 13.1%, primarily as a result of the acquisitions previously mentioned, and due to rate increases on renewals that occurred throughout all markets. Commercial yields increased by an average of 12.5% over second quarter 2001 on a per member per month (“PMPM”) basis, to $181.33 PMPM. We will continue to be diligent in attempting to obtain adequate premium increases, and expect Commercial rate increases on renewals to exceed 15% for the entire year of 2002.

        Management services revenue increased from the prior year’s second quarter almost entirely due to the increase in non-risk membership discussed above.

        Medical costs increased from the prior year’s second quarter due to the additional expenses associated with acquisitions and general medical cost trends. Our medical loss ratio improved 2.9% from the prior year’s second quarter to 83.2%. The improvement was attributable to lower Commercial utilization and premium increases as mentioned above.

        Selling, general and administrative expense increased from the prior year’s second quarter primarily due to the acquisitions mentioned above coupled with increased broker commissions on organic growth. Selling, general and administrative expense as a percentage of revenue increased slightly by 0.1%.

        Depreciation and amortization decreased 26.2% from prior year’s second quarter as a result of the adoption of SFAS No. 142. As mentioned previously, and in accordance with SFAS No. 142, we no longer amortize goodwill but instead will perform periodic impairment testing (see notes B and C to the condensed consolidated financial statements for more information).

        Senior notes interest and amortization expense was incurred for the second quarter of 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net, decreased from the quarter ended June 30, 2001. The decrease was primarily due to lower interest rates during the later part of year 2001 and first part of 2002 which resulted in lower interest income.

        Our provision for income taxes increased from prior year’s second quarter due to an increase in earnings before taxes offset by a decrease in the effective tax rate. Excluding amortization of goodwill, the effective tax rate was 35.5% and 36.0% for the quarters ended June 30, 2002 and 2001, respectively. This decrease in the tax rate is the result of strategic tax planning.

        Six Months Ended June 30, 2002 and 2001

        Managed care premium revenue increased by 13.0% from the six months ended June 30, 2001, primarily as a result of the acquisitions previously mentioned, and also as a result of rate increases that occurred throughout 2001 and 2002. Commercial yields increased by an average of $19.24 PMPM from the corresponding period of 2001 to $179.84 PMPM. We will continue to be diligent in attempting to obtain adequate premium increases, and expect Commercial rate increases on renewals to exceed 15% for the entire year of 2002.

        Management services revenue increased from the six months ended June 30, 2001, almost entirely due to the increase in non-risk membership discussed above.

        Medical costs increased from the six months ended June 30, 2001 due to the additional expenses associated with acquisitions mentioned above and due to general medical cost trends. Our medical loss ratio improved 2.4% from the prior year, to 83.8%. The improvement was attributable to lower Commercial utilization and premium increases as mentioned above.

        Selling, general and administrative expense increased from the prior year primarily due to the acquisitions mentioned above coupled with increased broker commissions on organic growth. Selling, general and administrative expense as a percentage of revenue increased slightly by 0.2%.

        Depreciation and amortization decreased 27.0% from the prior year as a result of the adoption of SFAS No. 142. As mentioned previously, and in accordance with SFAS No. 142, we no longer amortize goodwill but instead perform periodic impairment testing (see notes B and C to the condensed consolidated financial statements for more information).

        Senior notes interest and amortization expense was incurred during 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net, decreased from the six months ended June 30, 2001. This decrease resulted from lower interest rates during 2002 compared with 2001 which resulted in lower interest income.

        Our provision for income taxes increased from prior year due to an increase in earnings before taxes offset by a decrease in the effective tax rate. Excluding amortization of goodwill, the effective tax rate was 35.5% and 36.2% for the six months ended June 30, 2002 and 2001, respectively. This decrease in the tax rate is the result of strategic tax planning.

Restricted Stock Awards and Share Repurchase Program

        In the second quarter of 2002, we awarded 505,500 shares of restricted stock with varying vesting periods through May 2006. The fair value of the restricted shares, at the date of grant, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.52. The Company recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001, of approximately $2.1 million for the six months ended June 30, 2002. The deferred portion of the restricted stock grants is $20.1 million.

        On December 20, 1999, we announced a program to purchase up to 5% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, we purchased 540,900 shares of our common stock in 2002 for our treasury at an aggregate cost of $15.6 million. All of these purchases were made in the second quarter of 2002. Under this program, there are approximately 1.2 million shares remaining to be repurchased. In August 2002, our Board of Directors approved the repurchase of additional common stock. The total remaining common shares we are authorized to repurchase under the original program and including the new authorization is approximately 4.2 million.

Liquidity and Capital Resources

         Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $23.1 million restricted under state regulations, increased $69.0 million to $991.6 million at June 30, 2002. The majority of this increase is a result of net income.

        Net cash provided by operating activities for the six months ended June 30, 2002 decreased over the prior year due to a decrease in deferred revenue related to the timing of Medicare premium payments of $30.5 million, offset by an increase in net earnings and an increase in receipts of premium receivables. Net cash used in investing activities increased for the six months ended June 30, 2002 as a result of an increase in the amount of cash placed in short-term and long-term investments to achieve higher yielding investments. Net cash used in financing activities for the six months ended June 30, 2002 decreased over the prior year, primarily due to the repurchase of shares of our common stock and a warrant, offset by proceeds from the issuance of our senior notes mentioned below.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual maturity of 3.76 years as of June 30, 2002. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $446.1 million at June 30, 2002 from $379.6 million at December 31, 2001.

        On February 1, 2002, we completed the purchase of approximately 7.1 million shares of our common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million. The purchase of the shares and warrant from Principal Health Care, Inc. ended their ownership of our common stock. The stock repurchase program mentioned above does not include these shares and warrant purchased from Principal Health Care, Inc. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% senior notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002.

         Health Plans

        Our HMOs and our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances. Risk-based capital (“RBC”) is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, the total surplus in excess of 200% for all of our HMO subsidiaries was approximately $124.2 million at June 30, 2002, up from $69.4 million at December 31, 2001. The increase is primarily due to current year’s earnings from our HMO subsidiaries and capital contributions made by the parent offset by dividends paid to the parent. The December 31, 2001 surplus represents original and any revised balances resulting from amended statutory filings.

        CH&L had excess surplus of approximately $7.3 million and $3.4 million at June 30, 2002 and December 31, 2001, respectively. The increase is primarily due to income from the first and second quarters of 2002.

        The RBC policy and other regulations enforced by state agencies limit the amount of dividends the parent may receive from its HMOs and CH&L. Excluding funds held by entities subject to regulation, we had cash and investments of approximately $132.9 million and $101.8 million at June 30, 2002 and December 31, 2001, respectively, which are available to make interest or principal payments on the senior notes or any other debt that we may have, to make loans to or investments in subsidiaries, to fund acquisitions, for stock repurchases and for general corporate purposes. We have entered into agreements with certain of our regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements.

        Other

        Projected capital investments in 2002 of approximately $13.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of June 30, 2002, approximately $6.2 million has been spent.

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The compliance date for these privacy requirements is April 14, 2003. We have spent approximately $1.3 million on compliance matters for the six months ended June 30, 2002. We anticipate spending approximately $4.6 million in 2002, of which approximately $1.7 million will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards, and security and patient information privacy standards.

        The nature of our operations is such that cash receipts from premium revenues are typically received up to three months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economical fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the Risk Factors section contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through June 30, 2003.

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
As of June 30, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 72,649	$ 48,433	$ 24,216	$ (24,216)	$ (48,433)	$ (72,649)

Legislation and Regulation

        Numerous proposals have been introduced in the United States Congress and various state legislatures relating to managed care reform. Certain reform proposals would adversely affect managed care; others are more neutral. Although the provisions of any legislation adopted at the state or federal level can not be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation would not have a material adverse effect on our results of operations in the short-term.

        Pursuant to the Health Insurance Portability and Accountability Act of 1996 mandate, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, with an effective date for compliance of April 14, 2003. We expect to institute all necessary modifications to systems and business processes by the compliance date.

        The Department of Health and Human Services also released its final rule for electronic data standards on August 17, 2000 with an effective date for compliance of October 16, 2002. The compliance date has been extended by legislation until October 16, 2003 for companies that file a compliance plan. We expect to file a compliance plan and to institute all necessary modifications to systems and business processes by the later compliance date.

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

        One of our subsidiaries has received draft audit reports from the OPM that questioned approximately $31.1 million of charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The OPM asserts that it was overcharged by this amount because allegedly it did not receive discounts that were offered to similarly sized subscriber groups. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. We have responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and have provided additional information to support our positions. Although we can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on our operations.

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

        We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. As a result of the acquisition of NewAlliance Health Plan, Inc., we acquired a small portfolio of equity securities with a fair value of $5.2 million as of June 30, 2002. We typically do not invest in equity securities and, in the third quarter of 2002, these investments were sold. We have classified all of our investments as available-for-sale. The fair value of our investments at June 30, 2002 was $818.1 million. Our investments at June 30, 2002 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
As of June 30, 2002
Maturities:
Within 1 year	$ 154,937	$ 153,363
1 to 5 years	274,788	283,839
6 to 10 years	144,875	148,512
Over 10 years	227,989	232,409

Total short–term and long–term securities	$ 802,589	$ 818,123

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
As of June 30, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 72,649	$ 48,433	$ 24,216	$ (24,216)	$ (48,433)	$ (72,649)

PART II.   OTHER INFORMATION

ITEM 1:   Legal Proceedings

        In the normal course of business, we have been named as a defendant in various lawsuits seeking coverage for treatment, payments for denied claims, medical malpractice actions, and various other miscellaneous claims seeking monetary damages. These actions are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring to date may result in the assertion of additional claims. With respect to these pending actions, we maintain commercial insurance programs with varying deductibles, for which we hold reserves. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

        We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. We maintain reserves against our self-insured risks, either internally or through a captive insurance subsidiary.

        On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter is a purported class action lawsuit filed by a group of physicians against us and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute (“RICO”) and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. We have filed motions to dismiss the Amended Complaint and to compel arbitration. These motions are pending as is the motion of the plaintiffs to certify a class. It is not known when a ruling on these motions will be issued. Lastly, as a result of the disposition of the appeal filed by some of the other defendants, the Court of Appeals has lifted its prior order staying discovery and subject to the discretion of the trial court, discovery may go forward starting September 30, 2002. Although we can not predict the outcome, management believes this suit is without merit and intends to defend our position vigorously.

        We may be the target of other lawsuits generally claiming that managed care companies overcharge consumers, misrepresent the scope of covered services and misrepresent that they deliver quality health care. Although we may be the target of these types of lawsuits, we believe there is no valid basis for the assertion of such claims.

ITEMS 2 and 3:   Not Applicable

ITEM 4:   Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Shareholders on June 6, 2002. An aggregate of 55,419,679 shares of Common Stock, or 94.1% of our outstanding shares, were represented at the meeting either in person or by proxy, and, accordingly, the meeting was duly constituted. The following proposal was adopted by a majority of the shares voting for each Director as follows:

1.   To elect three Class II Directors to serve until the annual meeting of shareholders in 2005:

	NUMBER OF SHARES OF COMMON STOCK

NAME	FOR	WITHHELD

Joel Ackerman	54,897,592	522,087
Emerson D. Farley, Jr., M.D.	55,074,283	345,396
Lawrence N. Kugelman	54,440,677	979,002

ITEM 5:   Not Applicable

ITEM 6:   Exhibits and Reports on Form 8-K

(a)	Exhibit Listing

Exhibit
	No.	Description of Exhibit

	99.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

	99.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

(b)	Reports on Form 8-K

        In connection with our change in certifying accountant from Arthur Andersen LLP to Ernst & Young LLP, we filed a current report on Form 8-K with the Securities and Exchange Commission on May 15, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: August 9, 2002	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: August 9, 2002	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2002	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

INDEX TO EXHIBITS

Reg. S-K:   Item 601

Exhibit
No.	Description of Exhibit

99.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

99.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

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