Form 10-Q
period 2002-09-30
COVENTRY HEALTH CARE INC
filed 2002-11-12
CIK 1054833

8 -- Click here to easily navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

YES ☑ NO☐

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock $.01 Par Value	59,888,922

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 173,426	$ 312,364
Short–term investments	61,972	87,515
Accounts receivable, net	70,373	63,486
Other receivables, net	60,663	65,291
Deferred income taxes	43,509	43,509
Other current assets	7,559	6,353

Total current assets	417,502	578,518

Long–term investments	828,110	552,612
Property and equipment, net	31,931	34,327
Goodwill, net	243,746	237,392
Other intangible assets, net	25,489	24,719
Other long-term assets	31,469	23,705

Total assets	$ 1,578,247	$ 1,451,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 470,234	$ 460,489
Other medical liabilities	63,608	62,365
Accounts payable and other accrued liabilities	159,096	165,697
Deferred revenue	47,879	62,994

Total current liabilities	740,817	751,545

Senior notes	175,000	-
Other long–term liabilities	22,432	10,649

Total liabilities	938,249	762,194

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 68,447,657 shares issued and 59,866,886
outstanding in 2002; and 66,753,210 shares issued
and 65,622,749 outstanding in 2001	684	668
Treasury stock, at cost, 8,580,771 and 1,130,461
shares in 2002 and 2001, respectively	(172,017)	(12,257)
Additional paid–in capital	529,613	541,064
Accumulated other comprehensive income	23,589	6,700
Retained earnings	258,129	152,904

Total stockholders’ equity	639,998	689,079

Total liabilities and stockholders’ equity	$ 1,578,247	$ 1,451,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Operating revenues:
Managed care premiums	$ 874,402	$ 778,562	$ 2,577,558	$ 2,285,646
Management services	17,551	16,120	53,057	47,146

Total operating revenues	891,953	794,682	2,630,615	2,332,792

Operating expenses:
Medical costs	721,985	668,844	2,150,004	1,967,390
Selling, general and administrative	109,173	95,048	322,511	281,892
Depreciation and amortization	4,812	6,574	14,187	19,409

Total operating expenses	835,970	770,466	2,486,702	2,268,691

Operating earnings	55,983	24,216	143,913	64,101

Senior notes interest and amortization expense	3,667	-	9,779	-
Other income, net	9,986	10,703	29,005	33,988

Earnings before income taxes	62,302	34,919	163,139	98,089

Provision for income taxes	22,117	13,269	57,915	37,430

Cumulative effect of change in accounting principle - SFAS No. 133, net of tax	-	-	-	878

Net earnings	$ 40,185	$ 21,650	$105,224	$61,537

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 0.68	$ 0.33	$ 1.77	$ 0.93
Cumulative effect - SFAS No. 133	-	-	-	0.02

Basic EPS	$ 0.68	$ 0.33	$ 1.77	$ 0.95

Diluted before cumulative effect - SFAS No. 133	$ 0.66	$ 0.32	$ 1.71	$ 0.89
Cumulative effect - SFAS No. 133	-	-	-	0.02

Diluted EPS	$ 0.66	$ 0.32	$ 1.71	$ 0.91

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Net cash provided by operating activities	$ 119,192	$ 107,097

Cash flows from investing activities:
Capital expenditures, net	(8,937)	(5,520)
Sales of investments	385,376	271,464
Purchases of investments	(600,103)	(415,048)
Payments for acquisitions, net of cash acquired	(9,387)	28,965

Net cash used in investing activities	(233,051)	(120,139)

Cash flows from financing activities:
Proceeds from issuance of stock	11,287	2,128
Payments for repurchase of stock	(206,866)	(8,996)
Proceeds from issuance of senior notes, net	170,500	-

Net cash used in financing activities	(25,079)	(6,868)

Net decrease in cash and cash equivalents	(138,938)	(19,910)

Cash and cash equivalents at beginning of period	312,364	256,229

Cash and cash equivalents at end of period	$ 173,426	$ 236,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7,662	$ -
Income taxes paid, net	$ 40,989	$ 22,884
Non-cash item -- Restricted Stock	$ 14,417	$ 9,091

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

B.   SIGNIFICANT ACCOUNTING POLICIES

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued two standards related to business combinations. The first statement, Statement of Financial Accounting Standards (“SFAS”) No. 141 - “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. The Company was not significantly affected by the implementation of this statement.

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

C.   INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through September 30, 2002.

Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. As required by SFAS No. 142 the Company completed its initial impairment test of goodwill by June 30, 2002 and has determined that there was no impairment of goodwill as of January 1, 2002. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (in thousands):

Balance as of December 31, 2001	$ 237,392
Acquisition of NewAlliance Health Plan, Inc.	6,484
Transition cost adjustments	(130)
Impairment loss	-

Balance as of September 30, 2002	$ 243,746

Other Intangible Assets

        The other intangible asset balances are as follows (in thousands):

Gross
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period

As of September 30, 2002
Amortized other intangible assets:
Customer Lists	$ 24,510	$ 7,116	$ 17,394	5-15 Years
HMO Licenses	10,700	2,705	7,995	15-20 Years

Total amortized other intangible assets	$ 35,210	$ 9,821	$ 25,389

Unamortized other intangible assets
Trade Names	$ 100	$ -	$ 100	---

Total unamortized other intangible assets	$ 100	$ -	$ 100

Total other intangible assets	$ 35,310	$ 9,821	$ 25,489

As of December 31, 2001
Amortized other intangible assets:
Customer Lists	$ 21,499	$ 5,185	$ 16,314	5-15 Years
HMO Licenses	10,700	2,295	8,405	15-20 Years

Total amortized other intangible assets	$ 32,199	$ 7,480	$ 24,719

        Other intangible amortization expense for the quarters ended September 30, 2002 and 2001 was $0.8 million and $0.5 million, respectively. Estimated intangible amortization expense is $3.1 million for the year ending December 31, 2002, $2.3 million for the year ending December 31, 2003 and $2.0 million for the years ending December 31, 2004 through 2006.

        The following table presents net income and earnings per share amounts restated to exclude goodwill amortization for the quarters and nine months ended September 30, 2002 and 2001 (in thousands, except per share data).

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Reported net income	$ 40,185	$ 21,650	$ 105,224	$ 61,537
Goodwill amortization	-	2,244	-	6,052

Adjusted net income	$ 40,185	$ 23,894	$ 105,224	$67,589

Basic earnings per share	$ 0.68	$ 0.33	$ 1.77	$ 0.95
Goodwill amortization	-	0.04	-	0.09

Adjusted basic earnings per share	$ 0.68	$ 0.37	$ 1.77	$ 1.04

Diluted earnings per share	$ 0.66	$ 0.32	$ 1.71	$ 0.91
Goodwill amortization	-	0.03	-	0.09

Adjusted diluted earnings per share	$ 0.66	$ 0.35	$ 1.71	$ 1.00

D.   ACQUISITIONS

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

        On September 16, 2002, Coventry announced that it had signed a definitive agreement to acquire Mid-America Health Partners Inc. (“Mid-America”), a Kansas City, Missouri based HMO and PPO rental network. Mid-America has approximately 54,000 fully-insured commercial, 43,000 self-funded, 23,000 Medicare+Choice, and 130,000 rental PPO members. The Mid-America Medicare+Choice contract terminates December 31, 2002. Current Mid-America Medicare+Choice members may enroll in Coventry’s existing product in the Kansas City market.

E.   COMPREHENSIVE INCOME

        Comprehensive income for the quarters and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net earnings	$ 40,185	$ 21,650	$ 105,224	$ 61,537
Other comprehensive gain:
Holding gain	20,939	10,492	25,030	13,337
Reclassification adjustment	942	(204)	1,154	1,199
Cumulative effect - SFAS No. 133	--	--	--	(1,439)

Sub-total	21,881	10,288	26,184	13,097
Tax provision	(7,768)	(4,012)	(9,295)	(5,108)

Comprehensive income	$ 54,298	$ 27,926	$ 122,113	$ 69,526

F.   EARNINGS PER SHARE

        Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and warrants and the vesting of all restricted stock using the treasury stock method.

        The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Quarters Ended			Nine Months Ended

			Per Share			Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

September 30, 2002
Basic earnings per share	$ 40,185	58,980	$ 0.68	$105,224	59,510	$ 1.77
Effect of dilutive securities:
Options, warrants and restricted stock		1,760			2,149

Diluted earnings per share	$ 40,185	60,740	$ 0.66	$ 105,224	61,659	$ 1.71

September 30, 2001
Basic earnings per share:
Earnings before cumulative effect - SFAS No. 133	$ 21,650	64,969	$ 0.33	$ 60,659	64,951	$ 0.93
Cumulative effect - SFAS No. 133	-	-	-	878	-	0.02

Basic earnings per share	$ 21,650	64,969	$ 0.33	$61,537	64,951	$ 0.95

Diluted earnings per share:
Earnings before cumulative effect - SFAS No. 133	$ 21,650	64,969		$ 60,659	64,951
Effective of diluted securities:
Options, warrants and restricted stock		3,117			2,844

	$ 21,650	68,086	$ 0.32	$ 60,659	67,795	$ 0.89
Cumulative effect - SFAS No. 133	-	-	-	878	-	0.02

Diluted earnings per share	$ 21,650	68,086	$ 0.32	$61,537	67,795	$ 0.91

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

        Senior notes interest expense and amortization of issuance costs for the quarter and nine months ended September 30, 2002 was approximately $3.7 million and $9.8 million, respectively. Interest on the notes is payable on February 15 and August 15 each year. During the third quarter of 2002, the Company paid approximately $7.7 million of interest on the notes.

H.   RESTRICTED STOCK AWARDS AND SHARE REPURCHASE PROGRAM

        In the second quarter of 2002, the Company awarded 505,500 shares of restricted stock with varying vesting periods through May 2006. The fair value of the restricted shares, at the grant date, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.52. The Company recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001, of approximately $3.9 million and $1.8 million for the quarter and nine months ended September 30, 2002, respectively. The deferred portion of the restricted stock is $18.3 million.

        On December 20, 1999, the Company announced a program to purchase up to 5% of its outstanding common stock. In August 2002, the Company’s Board of Directors approved the repurchase of an additional 5% of the Company’s outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, the Company purchased 1,043,200 shares of the Company’s common stock in 2002 for its treasury at an aggregate cost of $30.5 million. The total remaining common shares the Company is authorized to repurchase under the program, including the new authorization, is approximately 3.7 million.

I.   SEGMENT INFORMATION

        The Company currently has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals throughout the Company’s health plans. Commercial products include health maintenance organization (“HMO”), preferred provider organization (“PPO”), and point-of-service (“POS”) products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products, and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

Quarters Ended September 30,
(in thousands, except percentages)
	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 667,845	$ 105,534	$ 101,023	$ 874,402
Gross Margin	$ 121,096	$ 14,732	$ 16,589	$ 152,417
MLR	81.9%	86.0%	83.6%	82.6%

2001
Revenues	$ 592,111	$ 89,751	$ 96,700	$ 778,562
Gross Margin	$ 88,156	$ 8,646	$ 12,916	$ 109,718
MLR	85.1%	90.4%	86.6%	85.9%

Nine Months Ended September 30,
(in thousands, except percentages)
	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 1,916,590	$ 314,222	$ 346,746	$ 2,577,558
Gross Margin	$ 328,259	$ 45,160	$ 54,135	$ 427,554
MLR	82.9%	85.6%	84.4%	83.4%

2001
Revenues	$ 1,746,372	$ 262,624	$ 276,650	$ 2,285,646
Gross Margin	$ 241,910	$ 32,216	$ 44,130	$ 318,256
MLR	86.2%	87.7%	84.0%	86.1%

        Following are reconciliations of reportable segment information to financial statement amounts (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues:
Reportable segments	$ 874,402	$ 778,562	$ 2,577,558	$ 2,285,646
Management services	17,551	16,120	53,057	47,146

Total revenues	$ 891,953	$ 794,682	$ 2,630,615	$ 2,332,792

Earnings before income taxes:
Gross margin from reportable segments	$ 152,417	$ 109,718	$ 427,554	$ 318,256

Management services revenue	17,551	16,120	53,057	47,146

Selling, general and administrative expense	109,173	95,048	322,511	281,892

Depreciation and amortization expense	4,812	6,574	14,187	19,409

Senior notes interest and amortization expense	3,667	-	9,779	-

Other income, net	9,986	10,703	29,005	33,988

Earnings before income taxes	$ 62,302	$ 34,919	$ 163,139	$ 98,089

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

        The Company generally purchases commercial insurance to insure itself against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, the Company has recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. The Company maintains reserves against its self-insured risks.

        On April 16, 2001, the Company was served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. Vs. Humana, Inc., et al. This matter, as to Coventry, is a purported class action lawsuit filed by a group of physicians against the Company and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Recently, the Court granted the plaintiffs’ motion to file a Second Amended Complaint, which added additional plaintiffs and another defendant. The Company has filed a motion to dismiss the Second Amended Complaint and to compel arbitration of the plaintiffs’ claims. Although the Company can not predict the outcome, management believes this suit is without merit and intends to defend its position vigorously.

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

Quarters and Nine months Ended September 30, 2002 and 2001

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

        The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and other data presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Our Annual Report on Form 10-K, current reports and recent press releases can be found free of charge on the Internet at www.cvty.com.

General Overview

        We are a leading publicly traded managed health care company with approximately 1.88 million members. We operate a diversified portfolio of local market health plans serving 12 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members, and the extent to which members’ access to providers is subject to referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we recently began offering defined contribution health plans. Our risk products also include state-sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non-risk” products, including access to our provider networks and management services, to employers that self-insure employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our non-risk products, we receive fees for the access to our provider networks and the management services we provide, but we do not have underwriting risk.

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

Expenses

        Our primary operating expenses are medical cost, selling, general and administrative expense and depreciation and amortization expense. Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation payments. Medical costs also include an estimate of claims incurred but not reported (“IBNR”). In determining our IBNR liabilities, we employ plan by plan standard actuarial reserve methods that are specific to the plan’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. Estimates are reviewed by our actuarial, finance and accounting personnel and other appropriate health plan and corporate personnel. Judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. We continually monitor and review our IBNR reserves, and as actual settlements are made or accruals adjusted, reflect these differences in current operations. We currently believe that our estimates for IBNR liabilities are adequate to satisfy our ultimate medical claims liability after all medical claims have been reported.

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

Membership

The following tables show the total membership as of September 30, 2002 and 2001 and the percentage change in membership between those dates:

	September 30,		Percent
	2002	2001	Change

Membership by market:
Carolinas	104,423	134,790	(22.5%)
Delaware	105,249	154,139	(31.7%)
Georgia	81,561	54,218	50.4%
Iowa	84,232	90,526	(7.0%)
Kansas	186,546	185,712	0.4%
Louisiana	68,015	60,298	12.8%
Nebraska	37,919	44,507	(14.8%)
Pennsylvania	628,815	485,798	29.4%
St. Louis	365,713	387,518	(5.6%)
Virginia	138,165	165,146	(16.3%)
West Virginia	79,007	89,158	(11.4%)

Total membership	1,879,645	1,851,810	1.5%

	September 30,		Percent
	2002	2001	Change

Risk membership:
Commercial	1,210,145	1,260,942	(4.0%)
Medicare	58,992	52,017	13.4%
Medicaid	261,617	219,609	19.1%

Total risk membership	1,530,754	1,532,568	(0.1%)
Non-risk membership	348,891	319,242	9.3%

Total membership	1,879,645	1,851,810	1.5%

        Total membership increased by 1.5% from the prior year's third quarter. The increase is attributable to the acquisition of NewAlliance in the second quarter of 2002 offset by a decline in Commercial membership resulting from the loss of a large group in our Kansas market in the first quarter of 2002 and in our Carolina market in the fourth quarter of 2001. Medicaid membership increased due to an expansion into additional counties and the withdrawal of a competitor in our Missouri market and due to the introduction of a new product in our Pennsylvania market offset by our exit from the Delaware Medicaid business representing approximately 43,000 members. Non-risk membership increased as a result of the acquisition mentioned above and from additional organic membership obtained in our Georgia market.

Acquisitions

        On May 1, 2002, our subsidiary, HealthAmerica Pennsylvania, Inc., completed its acquisition of NewAlliance Health Plan, Inc. (“NewAlliance”) in Erie, Pennsylvania. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of NewAlliance have been included in our consolidated financial statements since the date of acquisition. The purchase price for NewAlliance was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. NewAlliance had approximately 46,000 commercial and self-funded members and served the northwestern Pennsylvania market.

        On September 16, 2002, we announced that we had signed a definitive agreement to acquire Mid-America Health Partners Inc. (“Mid-America”), a Kansas City, Missouri based HMO and PPO rental network. Mid-America has approximately 54,000 fully-insured commercial, 43,000 self-funded, 23,000 Medicare+Choice, and 130,000 rental PPO members. The Mid-America Medicare+Choice contract terminates December 31, 2002. Current Mid-America Medicare+Choice members may enroll in Coventry's existing product in the Kansas City market.

        We operate PPO rental networks in several of our markets, most notably Georgia, North Carolina, and Iowa, and will initiate inclusion of these member counts in overall membership figures in conjunction with this acquisition. Included in the acquisition are long-term provider and employer group agreements with the current owners. The transaction is expected to close in December of 2002.

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

        We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. We maintain reserves against our self-insured risks.

        On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter, as it relates to us, is a purported class action lawsuit filed by a group of physicians against us and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Recently, the Court granted the plaintiffs’ motion to file a Second Amended Complaint, which added additional plaintiffs and another defendant. We have filed a motion to dismiss the Second Amended Complaint and to compel arbitration of the plaintiffs’ claims. Although we can not predict the outcome, management believes this suit is without merit and intends to defend our position vigorously.

        We may be the target of other lawsuits generally claiming that managed care companies overcharge consumers, misrepresent the scope of covered services and misrepresent that they deliver quality health care. Although we may be the target of these types of lawsuits, we believe there is no valid basis for the assertion of such claims.

Results of Operations

        The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2002 and 2001 (in thousands, except percentages and membership data).

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Operating revenues:
Managed care premiums	$ 874,402	$ 778,562	$ 95,840	$ 2,577,558	$2,285,646	$ 291,912
Management services	17,551	16,120	1,431	53,057	47,146	5,911

Total operating revenues	$891,953	$794,682	$ 97,271	$2,630,615	$2,332,792	$ 297,823

Operating expenses:
Medical costs	$721,985	$668,844	$ 53,141	$2,150,004	$1,967,390	$182,614
Selling, general and administrative	109,173	95,048	14,125	322,511	281,892	40,619
Depreciation and amortization	4,812	6,574	(1,762)	14,187	19,409	(5,222)

Total operating expenses	$835,970	$770,466	$ 65,504	$2,486,702	$2,268,691	$ 218,011

Operating earnings	$ 55,983	$ 24,216	$ 31,767	$ 143,913	$ 64,101	$ 79,812

Net earnings	$ 40,185	$ 21,650	$ 18,535	$ 105,224	$ 61,537	$ 43,687

Diluted earnings per share before
cumulative effect - SFAS No. 133	$ 0.66	$ 0.32	$ 0.34	$ 1.71	$ 0.89	$ 0.82
Diluted earnings per share	$ 0.66	$ 0.32	$ 0.34	$ 1.71	$ 0.91	$ 0.80

Medical loss ratios:
Commercial	81.9%	85.1%	(3.2%)	82.9%	86.2%	(3.3%)
Medicare	86.0%	90.4%	(4.4%)	85.6%	87.7%	(2.1%)
Medicaid	83.6%	86.6%	(3.0%)	84.4%	84.0%	0.4%

Total	82.6%	85.9%	(3.3%)	83.4%	86.1%	(2.7%)

Administrative ratio:
Selling, general and administrative	12.2%	12.0%	0.2%	12.3%	12.1%	0.2%

        Quarters Ended September 30, 2002 and 2001

        Managed care premium revenue increased from the prior year’s third quarter by 12.3%, as a result of the acquisition previously mentioned as well as the acquisition of Blue Ridge Health Alliance, Inc. acquired on September 1, 2001. Rate increases on renewals that occurred throughout all markets are also contributing factors to the increase in premium revenue. Average Commercial yields increased by 13.9% over third quarter 2001 on a per member per month basis, to $186.48. We will continue to be diligent in attempting to obtain adequate premium increases, and expect Commercial rate increases on renewals to exceed 15% for the entire year of 2002.

        Management services revenue increased from the prior year’s third quarter due to the increase in non-risk membership discussed above.

        Medical costs increased from the prior year’s third quarter primarily due to the additional expenses associated with acquisitions but also due to general medical cost trends. Our medical loss ratio was 82.6% for the quarter, a 3.3% improvement from the prior year’s third quarter. A lower Commercial medical loss ratio was the main driver of the overall medical loss ratio improvement. Rate increases have been outpacing general medical trend as a result of pricing discipline and managing patient care.

        Selling, general and administrative expense increased from the prior year’s third quarter due to an increase of broker commissions resulting from organic growth and due to the acquisitions mentioned above. Selling, general and administrative expense as a percentage of revenue increased slightly by 0.2%.

        Depreciation and amortization decreased 26.8% from prior year’s third quarter as a result of the adoption of SFAS No. 142. As mentioned previously, and in accordance with SFAS No. 142, we no longer amortize goodwill but instead will periodically test for impairment (see notes B and C to the condensed consolidated financial statements for more information).

        Senior notes interest and amortization expense was incurred for the third quarter of 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net decreased from the quarter ended September 30, 2001 as a result of lower interest rates during 2002 compared with 2001, offset by earnings from cash placed in short-term and long-term investments to achieve higher yields.

        Our provision for income taxes increased from prior year’s third quarter due to an increase in earnings before taxes offset by a decrease in the effective tax rate. Excluding amortization of goodwill, the effective tax rate was 35.5% for both quarters ended September 30, 2002 and 2001.

Nine Months Ended September 30, 2002 and 2001

        Managed care premium revenue increased by 12.8% from the nine months ended September 30, 2001, primarily as a result of rate increases that occurred throughout 2001 and 2002 but also as a result of the increase in membership described earlier. Average Commercial yields increased by $20.44 per member per month from the corresponding period of 2001 to $182.10 per member per month. We will continue to be diligent in attempting to obtain adequate premium increases, and expect Commercial rate increases on renewals to exceed 15% for the entire year of 2002.

        Management services revenue increased from the nine months ended September 30, 2001, almost entirely due to the increase in non-risk membership discussed above.

        Medical costs increased from the nine months ended September 30, 2001 due to the additional expenses associated with acquisitions mentioned above and due to general medical cost trends. Our medical loss ratio improved 2.7% from the prior year, to 83.4%. The improvement was attributable to lower Commercial utilization and premium increases as mentioned above.

        Selling, general and administrative expense increased from the nine months ended September 30, 2001 primarily due to the acquisitions mentioned above coupled with increased broker commissions on organic growth. Selling, general and administrative expense as a percentage of revenue increased slightly by 0.2%.

        Depreciation and amortization decreased 26.9% from the prior year as a result of the adoption of SFAS No. 142. As mentioned previously, and in accordance with SFAS No. 142, we no longer amortize goodwill but will instead perform periodic impairment testing (see notes B and C to the condensed consolidated financial statements for more information).

        Senior notes interest and amortization expense was incurred during 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net decreased from the nine months ended September 30, 2001 primarily due to lower interest rates during 2002 compared to 2001 offset by earnings from cash placed in short-term and long-term investments to achieve higher yields. Also contributing is a loss on our only derivative investment and losses on sales of investments.

        Our provision for income taxes increased from prior year due to an increase in earnings before taxes offset by a decrease in the effective tax rate. Excluding amortization of goodwill, the effective tax rate was 35.5% and 36.0% for the nine months ended September 30, 2002 and 2001, respectively. This decrease in the tax rate is the result of strategic tax planning.

Restricted Stock Awards and Share Repurchase Program

        In the second quarter of 2002, we awarded 505,500 shares of restricted stock with varying vesting periods through May 2006. The fair value of the restricted shares, at the grant date, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.52. We recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001, of approximately $3.9 million and $1.8 million for the quarter and nine months ended September 30, 2002, respectively. The deferred portion of the restricted stock is $18.3 million.

        On December 20, 1999, we announced a program to purchase up to 5% of our outstanding common stock. In August 2002, our Board of Directors approved the repurchase of an additional 5% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, we purchased 1,043,200 shares of our common stock in 2002 for our treasury at an aggregate cost of $30.5 million. The total remaining common shares we are authorized to repurchase under the program, including the new authorization, is approximately 3.7 million.

Liquidity and Capital Resources

        Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $18.7 million restricted under state regulations, increased $122.1 million to $1.0 billion at September 30, 2002. The increase is a result of cash flow from operations and unrealized gains on investments.

        Net cash provided by operating activities for the nine months ended September 30, 2002 increased over the prior year due to an increase in net earnings offset by a decrease in deferred revenue related to the timing of Medicare premium payments of $30.4 million. Net cash used in investing activities increased for the nine months ended September 30, 2002 as a result of an increase in the amount of cash placed in short-term and long-term investments to achieve higher yielding investments and a decrease in cash obtained from acquisitions. Net cash used in financing activities for the nine months ended September 30, 2002 increased over the prior year, primarily due to the repurchase of shares of our common stock and a warrant, offset by proceeds from the issuance of our senior notes mentioned below.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual maturity of 3.64 years as of September 30, 2002. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $504.8 million at September 30, 2002 from $379.6 million at December 31, 2001.

        On February 1, 2002, we completed the purchase of approximately 7.1 million shares of our common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million. The purchase of the shares and warrant from Principal Health Care, Inc. ended their ownership of our common stock. The stock repurchase program mentioned earlier excludes the shares and warrant purchased from Principal Health Care, Inc. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% senior notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year, beginning August 15, 2002. During the third quarter of 2002, we paid approximately $7.7 million of interest on the notes.

        Health Plans

        Our HMOs and our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), are required by state regulatory agencies to maintain minimum surplus balances. Risk-based capital (“RBC”) is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, the total surplus in excess of 200% for all of our HMO subsidiaries was approximately $127.3 million at September 30, 2002, up from $69.4 million at December 31, 2001. The increase is primarily due to current year’s earnings from our HMO subsidiaries and capital contributions made by the parent offset by dividends paid to the parent. The December 31, 2001 surplus represents original and any revised balances resulting from amended statutory filings.

        CH&L had excess surplus of approximately $10.6 million and $3.4 million at September 30, 2002 and December 31, 2001, respectively. The increase is primarily due to income from the year 2002.

        The RBC policy and other regulations enforced by state agencies limit the amount of dividends the parent may receive from its HMOs and CH&L. Excluding funds held by entities subject to regulation, we had cash and investments of approximately $152.4 million and $101.8 million at September 30, 2002 and December 31, 2001, respectively. The cash and investments are available to make interest or principal payments on the senior notes or any other debt that we may incur, to make loans to or investments in subsidiaries, to fund acquisitions, for stock repurchases and for general corporate purposes. We have entered into agreements with certain of our regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements.

        Other

        Projected capital investments in 2002 of approximately $13.0 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of September 30, 2002, approximately $8.9 million has been spent.

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The compliance date for these privacy requirements is April 14, 2003. We have spent approximately $2.0 million on compliance matters for the nine months ended September 30, 2002. We anticipate spending approximately $4.4 million in 2002, of which approximately $1.7 million will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards, and security and patient information privacy standards.

        The nature of our operations is such that cash receipts from premium revenues are typically received up to three months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economical fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the Risk Factors section contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through September 30, 2003.

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
As of September 30, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 76,903	$ 51,269	$ 25,634	$ (25,634)	$ (51,269)	$ (76,903)

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

        Pursuant to the Health Insurance Portability and Accountability Act of 1996 mandate, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information on December 20, 2000, with an effective date for compliance of April 14, 2003. On August 14, 2002, the Department of Health and Human Services issued an additional final rule amending the standards for privacy of individually identifiable health information. We expect to institute all necessary modifications to systems and business processes by the compliance date.

        The Department of Health and Human Services also released its final rule for electronic data standards on August 17, 2000 with an effective date for compliance of October 16, 2002. The compliance date has been extended by legislation until October 16, 2003 for companies that file a compliance plan. We filed a compliance plan and expect to institute all necessary modifications to systems and business processes by the later compliance date.

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

        We have established policies and procedures to manage our exposure to changes in the fair value of our investments. These policies include an emphasis on credit quality, management of portfolio duration, maintaining or increasing investment income through high coupon rates and actively managing profile and security mix depending upon market conditions. We have classified all of our investments as available-for-sale. The fair value of our investments at September 30, 2002 was $890.1 million. Our investments at September 30, 2002 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
As of September 30, 2002
Maturities:
Within 1 year	$ 102,455	$ 102,801
1 to 5 years	294,202	310,461
6 to 10 years	197,444	208,171
Over 10 years	250,218	259,290

Total short–term and long–term debt securities	$ 844,319	$ 880,723
Preferred stock	9,191	9,359

Total short–term and long–term securities	$ 853,510	$ 890,082

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
As of September 30, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 76,903	$ 51,269	$ 25,634	$ (25,634)	$ (51,269)	$ (76,903)

ITEM 4: Controls and Procedures

        Within ninety days prior to the filing date of this quarterly report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

        We generally purchase commercial insurance to insure ourselves against various legal claims, including general liability, Directors & Officers, Errors & Omissions, and medical malpractice. Due to recent unfavorable changes in the commercial insurance market, we have recently elected to self-insure certain Errors & Omissions risks, including medical malpractice claims. Coverage for general liability, Directors & Officers and other risks have not changed materially from past practices. We maintain reserves against our self-insured risks.

        On April 16, 2001, we were served with an Amended Complaint filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled In Re: Humana, Inc., Managed Care Litigation, Charles B. Shane, M.D., et al. vs. Humana, Inc., et al. This matter, as it relates to us, is a purported class action lawsuit filed by a group of physicians against us and 11 other managed care organizations and healthcare insurers. The lawsuit alleges violations of the federal Racketeer Influenced and Corrupt Organizations statute and the “prompt pay” statutes in certain states, various state law tort claims, and breach of the physicians’ provider contracts for failure to pay claims in accordance with the contractual provisions. The lawsuit seeks declaratory, injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Recently, the Court granted the plaintiffs’ motion to file a Second Amended Complaint, which added additional plaintiffs and another defendant. We have filed a motion to dismiss the Second Amended Complaint and to compel arbitration of the plaintiffs’ claims. Although we can not predict the outcome, management believes this suit is without merit and intends to defend our position vigorously.

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

        In connection with the resignation of Thomas J. Graf from the Board of Directors of Coventry Health Care, Inc. on August 29, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission on September 11, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: November 11, 2002	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: November 11, 2002	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 11, 2002	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

CERTIFICATIONS

I, Allen F. Wise, certify that:

  I have reviewed this quarterly report on Form 10-Q of Coventry Health Care, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

CERTIFICATIONS

I, Dale B. Wolf, certify that:

  I have reviewed this quarterly report on Form 10-Q of Coventry Health Care, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /s/ Dale B. Wolf

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
  Results of Operations
  Liquidity and Capital Resources
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4: Controls and Procedures
PART II: OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2, 3, 4 and 5: Not Applicable
  ITEM 6: Exhibits and Reports on Form 8-K
  Signatures
  Certifications
  Exhibits