Form 10-K
period 2002-12-31
COVENTRY HEALTH CARE INC
filed 2003-03-24
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
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

Registrant’s telephone number, including area code: (301)581-0600

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Common Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2) Yes ☑ No ☐

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2002 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $1,703,265,252.

As of February 28, 2003, there were 58,800,208 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in items 10 through 13 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10–K

PART I

Cautionary Statement Regarding Forward-Looking Statements

        The statements contained in this Form 10-K that are not historical are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or similar expressions. These forward-looking statements include all statements that are not statements of historical fact as well as those regarding Coventry’s intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries.

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

Item 1: Business

General

        We are a leading publicly traded managed health care company with 2.0 million members, excluding network rental members discussed below, as of December 31, 2002. We operate health plans under the names Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, Southern Health and WellPath. We operate a diversified portfolio of local market health plans serving 14 states, primarily in the Mid-Atlantic, Midwest and Southeast regions. Our health plans generally are located in small to mid-sized metropolitan areas. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission and free of charge, on the Internet at www.cvty.com.

        We operate our health plans with a local focus and the management expertise, resources and economies of scale of a large, well-capitalized company. We believe the delivery of health care benefits and services is best managed on a market-by-market basis. Each of our health plans operates under its local market name and has local management, sales and marketing, medical management, contracting and provider relations personnel that design and manage health benefits to meet the needs of our individual markets. We believe that our local focus enables us to adapt our products and services to the needs of individual markets, react quickly to changes in our markets and maintain strong relationships with our employer customers, members and health care providers. We operate four regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions for our plans. Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices at each of our plans and capitalize on the benefits of our integrated information technology systems. We centralize the underwriting and product pricing functions for our health plans, which allows us to utilize our underwriting expertise and a disciplined pricing strategy at each of our plans. We believe our centralization of certain administrative functions at the corporate and regional levels gives us a competitive advantage over local market health plans that lack our resources.

        We offer employer groups a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members and our members’ access to providers without referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we offer defined contribution health plans. Our risk products also include state-sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non-risk” products to employer groups that self-insure employee health benefits. The management services we provide typically include provider contracting, claims processing, utilization review and quality assurance. For our non-risk products, we receive fees for access to our provider networks and the management services we provide, but we do not generally assume any underwriting risk for these products. In addition, we offer a product where we rent our network of providers (“network rental members”) to other managed care plans or self-insured employers and assume no underwriting risk and provide no management services.

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

        Pursuing Strategic Acquisitions

        The managed care industry continues to be highly fragmented, with many health plans in operation in the United States. A piece of our strategy is to acquire plans that we believe will benefit from our management expertise and provide opportunities for improved operations and cost savings through our management practices and economies of scale. During the last several years, we have acquired under-performing plans at attractive valuations relative to plans with superior operating performance. We believe that there will be additional acquisition opportunities in the future as a result of the continued consolidation of the managed care industry and the increasing difficulties that some of the small, local plans will face in competing with larger companies that have greater access to capital, superior information systems, lower administrative costs and more effective medical management techniques and management practices. We intend to continue to pursue acquisitions in our existing markets and in new markets as attractive opportunities arise.

        We typically have acquired health plans with poor operating performance. Following each acquisition, we undertake an extensive review of the rates, cost structure, provider arrangements and medical management practices of the acquired plan. Generally, we have been able to improve the operating margins of our acquired plans within six to 24 months after we have completed the acquisition through strict pricing discipline, improved provider arrangements, more effective medical management protocols and reductions in overhead costs resulting from operating efficiencies and our economies of scale. We believe that we can continue to improve the operating margins at our recently acquired plans through continued pricing discipline, improvements in medical management protocols and additional operating efficiencies and economies of scale.

        As of December 31, 2002, we had 1.6 million risk members, 0.4 million non-risk members and 0.8 million network rental members. The following tables show the total number of members as of December 31, 2002 and 2001 (rounded to the nearest thousand) and the percentage change in membership between these dates.

	December 31,		Percent
	2002	2001	Change

Membership by market *:
Delaware	105,000	157,000	(33.1%)
Georgia	80,000	55,000	45.5%
Iowa	85,000	91,000	(6.6%)
Kansas	307,000	187,000	64.2%
Louisiana	71,000	60,000	18.3%
Missouri	376,000	383,000	(1.8%)
Nebraska	39,000	43,000	(9.3%)
North Carolina	109,000	97,000	12.4%
Pennsylvania	640,000	517,000	23.8%
Virginia	140,000	162,000	(13.6%)
West Virginia	83,000	89,000	(6.7%)

Total membership	2,035,000	1,841,000	10.5%

	December 31,		Percent
	2002	2001	Change

Risk membership:
Commercial	1,283,000	1,211,000	5.9%
Medicare	82,000	53,000	54.7%
Medicaid	275,000	258,000	6.6%

Total risk membership	1,640,000	1,522,000	7.8%
Non-risk membership	395,000	319,000	23.8%

Total membership	2,035,000	1,841,000	10.5%

Network rental membership	788,000	730,000	7.9%

* Membership by market excludes network rental membership.

Products

        Commercial Risk and Governmental Programs

        We offer employer groups a full range of commercial risk products, including HMO, PPO and POS products. We also offer defined contribution health plans pursuant to which employers pay for all or a portion of the health care plan premiums and contribute a fixed amount toward the employee’s out-of-pocket health benefit costs. The employee can use the employer contribution to pay copayments, deductibles or the cost of certain non-covered benefits.

        We design our products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which we operate. Our products vary with respect to the level of benefits provided, the costs to be paid by employers and members, including deductibles and copayments, and our members’ access to providers without referral or preauthorization requirements. We had 1.3 million commercial members as of December 31, 2002 that accounted for $2.6 billion of revenue in 2002.

Health Maintenance Organizations

        Our HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health and ancillary diagnostic and therapeutic services. In general, a fixed monthly membership fee covers all HMO services although some benefit plans require co-payments or deductibles in addition to the basic membership fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies.

Preferred Provider Organizations and Point of Service

        Our PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and allow members to use providers that do not participate in our managed care networks. If a member chooses a non-participating provider, deductibles, copayments and other out-of-pocket costs to the member generally are higher than if the member chooses a participating provider. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Medicare

        As of December 31, 2002, we operated five Medicare+Choice HMOs in six states: Pennsylvania, Ohio, West Virginia, Illinois, Missouri and Kansas, covering 79,000 members and two Medicare+Choice alternative payment demonstration HMOs in West Virginia and Ohio covering 3,000 members. The Medicare+Choice line of business accounted for $432.6 million of revenue in 2002. Under the Medicare+Choice contracts, we receive a county-specific fixed premium per member per month from the Centers for Medicare and Medicaid Services (“CMS”). This premium reflects certain demographic adjusters of the Medicare population. Ten percent of the CMS premium is based on individually determined health risk adjusters in 2002 and again in 2003. The average increase of the CMS rates in 2002 was 2.0%. In the alternative payment demonstration, we provide only administrative services to an employer retiree account for a fixed fee with 10% of that fee at risk as part of an agreement between CMS, the employer and us.

        As of December 31, 2002, we terminated our Medicare+Choice contract in Delaware and withdrew from the market affecting 400 members. We withdrew from the individual Medicare+Choice market in two counties in West Virginia, two counties in Ohio and three counties in Kansas due to inadequate rates affecting 5,000 members. In December 2002, we acquired 21,000 members through the acquisition of Mid-America Health Partners. Subsequently, in January 2003, we exited this Medicare+Choice contract in Kansas.

        In September 2002, we were awarded a three-year CMS Medicare+Choice Preferred Provider Organization Demonstration in four markets. Under the Demonstration the basis of payment from CMS is the greater of the Medicare+Choice rate or 99% of the fee-for-service amount paid at a county-specific demographic and risk adjusted per member per month rate. We also have a risk sharing arrangement with CMS. Product sales and membership will begin in three markets in 2003 with one other market pending.

Medicaid

        We offer health care coverage to Medicaid recipients in six states which, as of December 31, 2002, covered 275,000 members and accounted for $457.3 million of revenue in 2002. The Medicaid Management Care agreement is a contract with each individual state. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member.

        In July of 2002, we exited the Delaware Medicaid market due to unfavorable rate increases, affecting 43,000 members. During 2002, our total Medicaid membership grew by 6.4% and revenue increased by 19.4%. The majority of the Medicaid members are in the St. Louis and Pennsylvania markets, representing 84.7% of our total Medicaid membership.

Financial Information

        Required financial information related to our business segments is set forth in Note P of our consolidated financial statements.

        Management Services

        We offer management services and access to our provider networks to employers that self-insure their employee health benefits. These management services accounted for $72.7 million of revenue for the year ended December 31, 2002. The management services we provide typically include provider contracting, claims processing, utilization review and quality assurance. We typically provide these management services for a fixed fee, but certain of our management services contracts provide that our fees are based, in part, upon certain performance and utilization management standards.

        Network Rental

        We offer a product to third-party payors under which we provide access to our provider networks for members of self-insured employers, as well as the benefits of our provider pricing arrangements and claims repricing and utilization review services. We do not have any underwriting risk for these services. We acquired this line of business in our 1998 merger with Principal Health Care, Inc. As of December 31, 2002, we had 788,000 network rental members, including 128,000 from the acquisition of Mid-America Health Partners. Total revenues related to the network rental business were $8.6 million for 2002.

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

        A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation agreements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements we also have capitation arrangements for ancillary services, such as mental health care. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the global capitation agreements, we, who are responsible for the coverage of our members pursuant to our customer agreements, will be required to perform such obligations, and may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the global or ancillary capitation agreements.

        Most contracted primary care and specialist physicians are compensated under a discounted fee-for-service arrangement. The majority of our contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service, a per case basis or in some instances a discount from charges basis. We pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates.

Medical Management

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate office monitors the medical management policies of our plans and assists our plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. We review all new medical technologies in advance to ensure that only safe and effective new medical procedures are used. We regularly conduct studies to discover possible adverse medical outcomes for both quality and risk management purposes.

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

        Each of our health plans either employs or contracts with physicians as medical directors who oversee the delivery of medical services. The medical directors supervise medical managers who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

        Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization are collected by each health plan and presented to the health plan’s physicians. The medical directors monitor these results in an attempt to ensure the use of cost-effective, medically appropriate services.

        We also focus on the satisfaction of our members. We monitor appointment availability, member-waiting times, provider environments and overall member satisfaction. Our health plans continually conduct membership surveys of existing employer groups concerning the quality of services furnished and suggestions for improvement.

Information Technology

        We believe that integrated and reliable information technology systems are critical to our success. We have implemented advanced information systems to improve the operating efficiency of our health plans, support medical management, underwriting and quality assurance decisions and effectively service our employer customers, members and providers. Each of our health plans operate on a common, fully integrated application which encompasses all aspects of our HMO, POS, PPO and non-risk business, including enrollment, provider referrals, claims processing, premium billing and financial reporting.

        We have dedicated in-house teams providing infrastructure and application support services to our 2.0 million members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rates, marketing and contracting functions. Our centralized data center is located near Pittsburgh, Pennsylvania and processes approximately 16 million claims annually. We have dedicated in-house teams that convert acquired health plans to our information systems as soon as possible following the closing of the acquisition.

        Approximately 50% of all claim transactions are processed via electronic data interface which supports Coventry’s ability to auto adjudicate 75% of all claims. These rates are an improvement from the prior year-end of approximately 40% for electronic data interface and 65% for auto adjudication. Over the last three years, Coventry has greatly expanded its internet capability. We have fully functional, secure, web-based transactions across our member, employer group and broker web channels to:

  provide online provider directories
  provide status of claim, authorization, eligibility and benefit requests accept changes to the member’s status
  change a member’s primary care physician
  request identification cards
  provide an online formulary or list of approved pharmaceuticals provide brokers with the capability to generate quotes, enroll and renew members electronically

        Recently, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 imposed new requirements relating to the standardization of electronic healthcare transactions and privacy regulations. A dedicated HIPAA project team along with a senior management steering committee has been created. The HIPAA project is on schedule and we currently expect to complete all required enhancements to our systems and business processes by the mandatory compliance dates.

Marketing

        Our health plans market commercial HMO, POS and PPO products to employer group purchasers on both a fully insured and self-funded basis. We have committed additional resources and development initiatives towards growing the self insured segment. Among small and medium size employers, our commercial products are most commonly offered on an exclusive basis. In the large group segment, our products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay all or a large part of their employees’ health care premiums, and virtually all employer group contracts renew annually.

        To respond to market demand in all size segments, our health plans have significantly expanded the number of lower cost product options made available to group purchasers. We market a consumer-directed care program, HealthAssurance Flex, a product that promotes increased employee cost sharing and choice and features a pre-funded debit card to help pay for eligible health care expenses. The company believes that interest in this product type will grow as increasing premiums encourage employers to seek out more cost effective alternatives. We are exploring improvements in this product concept.

        We market our managed care products and services through our own sales staff and a network of more than several thousand independent brokers and agents. Our local direct sales staff and independent brokers and agents market our health plans, seeking to attract new employer customers and members and retain our existing employer customers and members. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

        Our direct sales staff and independent brokers and agents typically market our managed care products and services to employers in a two-step process in which presentations are made first to employers to secure contracts to provide health benefits. Once selected by an employer, our direct sales staff solicits members from the employee base during periodic “open enrollments” during which employees are permitted to change health care programs. In some markets, we use workplace presentations, direct mail and radio and television advertisements to market to prospective members.

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

Significant Customers

        Our commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. For the years ended 2002, 2001 and 2000, we received 12.3%, 11.4% and 15.8%, respectively, of our managed care premiums from the Federal Medicare program throughout our various markets. We also received 13.1%, 12.4% and 11.5% of our managed care premiums in 2002, 2001 and 2000, respectively, from our Medicaid programs throughout our various markets. In 2002, the State of Missouri accounted for over half of our Medicaid membership.

Competition

        The managed care industry is highly competitive, both nationally and in the individual markets we serve. Generally, in each market, we compete against local Blue Cross Blue Shield affiliated health plans, locally-owned plans and provider sponsored plans. In certain markets, we also compete with national health plans. We compete for employer groups and members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies. We maintain an active presence in the communities served by our health plans through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in the communities we serve.

Government Regulation

        As a publicly traded managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction and changes are frequently considered and implemented.

        State Regulation

        The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance company and HMO subsidiaries. Our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not offer traditional indemnity insurance.

        CH&L and our HMO subsidiaries are required by state law to file periodic reports and meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. Our HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Several states impose requirements with respect to the prompt payment of claims and permitting “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our costs of assembling and administering provider networks.

        We also are subject to the insurance holding company regulations in the states in which CH&L and our HMO subsidiaries operate. These laws and associated regulations generally require registration with the state department of insurance and the filing of reports describing capital structure, ownership, financial condition, certain inter-company transactions and business operations. Most state insurance holding company laws and regulations require prior regulatory approval or, in some states, prior notice, of acquisitions or similar transactions involving regulated companies, and of certain transactions between regulated companies and their parents. In connection with obtaining regulatory approvals of acquisitions, we may be required to agree to maintain capital of regulated subsidiaries at specified levels, to guarantee the solvency of such subsidiaries or to other conditions.

        Most states now impose risk-based or other net worth-based capital requirements on our HMO subsidiaries and CH&L. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

        Federal Regulation

Sarbanes-Oxley Act of 2002

        On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Act is a comprehensive piece of legislation that will increase the cost and complexity of doing business. The Act’s principal reforms include:

  the creation of an independent accounting oversight board;
  auditor independence provisions that restrict the non-audit services that accountants may provide to their audit clients;
  a range of corporate governance and responsibility measures;
  expanded disclosure requirements, including accelerated Section 16(a) reporting by insiders;
  mandatory disclosure by analysts of potential conflicts of interest; and
  a range of new penalties for fraud and other violations

        Other provisions in the Act increase the Securities and Exchange Commission’s funding and enforcement powers, and require various studies and reports. We intend to comply fully with the Act.

Health Insurance Portability and Accountability Act of 1996

        The Health Insurance Portability and Accountability Act of 1996 imposes new requirements relating to a variety of issues that affect the Company’s business, including the privacy and security of medical information, limits on exclusions based on preexisting conditions for certain plans, guaranteed renewability of health care coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform health care provider, payor and employer identifiers. Various agencies of the federal government have issued regulations to implement certain sections of this act. This law is far reaching and complex, and proper interpretation and practice under the law continues to evolve. Because the rules implementing this law are still evolving, we can not assure you that the costs of compliance with this law will not adversely affect our results of operations or cause us to significantly change the way we operate our business.

        On December 20, 2000, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information and the Department of Health and Human Services published revisions to the final rule in August 2002. The primary purposes of the privacy rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of health care delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations and individuals. The final rule was effective April 2001. Health plans, providers and health care clearinghouses have until April 14, 2003 to come into compliance with the final rule. We have instituted a process to ensure our compliance with the final rule by that date.

        The Department of Health and Human Services also released its final rule for electronic data standards under the Health Insurance Portability and Accountability Act of 1996 on August 17, 2000, effective October 17, 2000. This rule establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. We filed for an extension, as permitted by the Administrative Simplification Compliance Act, and have instituted a process to ensure our compliance with the final electronic data standards rule by the October 16, 2003 compliance date.

        On February 20, 2003, the Department of Health and Human Services issued its final rule for security standards under the Health Insurance Portability and Accountability Act of 1996. This rule establishes minimum standards for the security of electronic health information while being held by an entity and while the information is in transit between entities. The compliance date for the security standards rule is April 21, 2005. We have implemented a plan of action to achieve compliance with the final security standards rule by the compliance date.

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

        The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA (insured and self-insured). The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establishes new requirements for plan responses to appeals and expands required disclosures to participants and beneficiaries. The regulations apply to claims filed under a group health plan on or after the first day of the first plan year beginning on or after July 1, 2002 and not later than January 1, 2003. We do not believe that the rule will have a material adverse effect on our business.

        Medicare+Choice and Medicaid

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

        The Social Security Act imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including the Medicare, Medicaid and Federal Employees Health Benefits Programs. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

        The Centers for Medicare and Medicaid Services have promulgated regulations that prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans such as bonuses or withholds that could result in a physician being at “substantial financial risk” as defined in Medicare regulations. Our ability to maintain compliance with such regulations depends, in part, on our receipt of timely and accurate information from our providers. While we believe we are in compliance with all such Medicare regulations, we are subject to future audit and review.

        In 1996, as part of the Health Insurance Portability and Accountability Act of 1996, Congress adopted a statutory exception for certain risk-sharing arrangements. The Office of the Inspector General has published two safe harbors addressing these risk-sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our HMOs to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.

        Federal Employees Health Benefits Program

        We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.

        HealthAmerica Pennsylvania, Inc., our Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. We have responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and have provided additional information to support our positions. Although we can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying financial statements.

        Recent Federal Managed Care Legislative Proposals

        While both Houses of Congress passed some form of Patients’ Bill of Rights legislation in 2001, no such federal legislation currently exists. Despite Congress’ failure to reconcile and pass a final Patients’ Bill of Rights, the current administration has indicated a willingness to pass some form of patient protection legislation. Such patient protection legislation could adversely affect the managed care industry.

        In February 2003, Rep. Charlie Norwood re-introduced Patients’ Bill of Rights legislation that closely tracks the House version that died in the 107th Congress. The 2001 House bill permitted the filing of a claim for a wrongful coverage denial that was the proximate cause of personal injury to, or the death of, a patient. Under the bill, medically reviewable claims against health insurers would have been tried in state court but under federal law. Patients would also have been required to exhaust external review before filing suit. Patients who lost an external review decision would have had to overcome a rebuttable presumption that the insurer made the correct decision. The bill capped non-economic damages at $1.5 million, and punitive damages would have been available only if insurers did not follow an external review decision and would have been capped at an additional $1.5 million. Further, the bill limited class action lawsuits (both future suits and pending suits where a class had not yet been certified) against health insurers under both ERISA and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) to group health plans established by a single plan sponsor.

        The Senate version of the Patients’ Bill of Rights legislation that had passed in 2001 contained broader liability provisions. The Senate bill would have permitted patients to sue health plans in state court over medical judgments or in federal court over contractual issues, and it would not have capped damages in state courts. In federal court, punitive damages would have been allowed, up to $5.0 million, and there would have been no limit on economic and non-economic damages. President Bush has stated that he would veto any Patients’ Bill of Rights legislation that contained liability provisions similar to the Senate bill.

        We can not predict whether the provisions of the Patients’ Bill of Rights legislation introduced by Rep. Norwood will ultimately be enacted into law. The House may pass a different version or no version at all, and any passed legislation must be passed by the Senate and signed by the President. We also can not predict what impact any Patients’ Bill of Rights or other federal legislation would have on our business and operations.

        Numerous other proposals have been introduced in the United States Congress and various state legislatures relating to managed health care reform. The provisions of legislation that may be adopted at the state level can not be accurately and completely predicted at this time, and we therefore can not predict the effect of proposed legislation on our operations. On the federal level, it is possible that some form of managed health care reform may be enacted. At this time, it is unclear as to when any legislation might be enacted or the content of any new legislation, and we can not predict the effect on our operations of the proposed legislation or any other legislation that may be adopted.

        Bush Administration’s Proposed “Framework” To Overhaul Medicare

        On March 4, 2003, the Bush Administration sent its “framework” to overhaul Medicare to Congress. The Bush Administration’s “framework,” which has not yet been introduced as a formal legislative proposal, envisions revamping Medicare into a three-part program that would partially privatize Medicare.

        If the “framework” is converted into a legislative proposal and ultimately enacted, the Bush Administration’s proposed overhaul of Medicare would give Medicare beneficiaries very strong incentives to leave Medicare’s traditional fee-for-service plan and to join private managed care plans in order to obtain comprehensive prescription drug coverage. We can not predict the impact such legislation would have on our business and operations if enacted.

Risk Management

        We maintain general liability and professional liability insurance coverage in amounts that we believe are appropriate. As a result of significant premium increases required by insurers to renew our professional malpractice coverage, we formed a captive subsidiary to provide coverage for these events. Our captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $15 million. On top of the captive’s per event limit of $5 million, we are co-insured with our commercial carrier for an additional $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

Employees

        At March 10, 2003, we employed 3,985 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

        We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Location	Type of Business	Year Acquired

American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	St. Louis, Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Richmond, Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser - NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	St. Louis, Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Charlottesville, Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	St. Louis, Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	Kansas City, Missouri	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Erie, Pennsylvania	HMO	2002
Mid-America Health Partners, Inc. (“Mid-America”)	Kansas City, Missouri	HMO	2002

Service Marks and Trademarks

        We have the right in perpetuity to use the federally registered name “HealthCare USA” in Missouri, Illinois, Kansas and Florida. Effective August 13, 2002, we acquired all rights, title and interest in the federally registered name “HealthAmerica” expanding our rights to use the mark throughout the United States. We have federal and/or state registered service marks for “Advantra,” “Carelink,” “Carelink Health Plans” logos, “CareNet,” “CarePlus,” “Coventry,” “Delawarecare,” “Doc Bear,” Doc Bear characters, “GHP,” “GHP” logo, “GHP Network Connection,” “HealthAssurance,” “HealthCare Preferred,” “It’s That Simple,” “Sensicare,” “SouthCare Medical Alliance” logo, sun design logo, “WellPath Select,” “WellPath 65,” “WellPath Community Health Plans,” “HealthAssurance FLEX,” “SouthCare,” “Senior Life Management,” “The Good Life Times” and for our torch logo design. We have pending applications for federal registration of the service marks “Coventry Healthy Choices Program,” “The Health Conscious Health Plan” and “Coventry USA.”

Executive Officers of our Company

        The following table sets forth information with respect to the our current executive officers:

Name	Age	Position

Allen F. Wise	60	President, Chief Executive Officer and Director
Thomas P. McDonough	54	Executive Vice President and Chief Operating Officer
Dale B. Wolf	48	Executive Vice President, Chief Financial Officer and Treasurer
Ronald M. Chaffin	46	Senior Vice President
Thomas A. Davis	42	Senior Vice President
Harvey C. DeMovick, Jr	56	Senior Vice President, Customer Service Operations and Chief Information Officer
Davina C. Lane	56	Senior Vice President
J. Stewart Lavelle	49	Senior Vice President, Sales and Marketing
Bernard J. Mansheim, M.D	56	Senior Vice President and Chief Medical Officer
James E. McGarry	44	Senior Vice President
John J. Ruhlmann	40	Vice President and Corporate Controller
Francis S. Soistman, Jr	46	Senior Vice President
Janet M. Stallmeyer	54	Senior Vice President
Charles R. Stark	58	Senior Vice President
Thomas C. Zielinski	52	Senior Vice President and General Counsel
Shawn M. Guertin	39	Senior Vice President

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

        Thomas P. McDonough was elected Executive Vice President of our Company in April 1998 and Chief Operating Officer in July 1998. He was Chief Executive Officer of Uniprise, a subsidiary of UnitedHealth Group, Incorporated, from November 1997 until April 1998; Executive Vice President, Customer Services Group from February 1997 to November 1997; and Senior Vice President, Claim Services from August 1995 through February 1997. Prior to 1995, he was the President of Harrington Service Corporation, an insurance services company, and the Chief Operating Officer of Jardine Group Services Corporation, an insurance brokerage company and third party administrator.

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

        Ronald M. Chaffin was elected Senior Vice President of our Company in April 1998 and President and Chief Executive Officer of Coventry Health Care of Delaware, Inc., our Delaware health plan, in December 1998. Prior to that time, he was a Regional Vice President of one of Principal Health Care, Inc.’s subsidiaries from 1995 to April 1998. From 1994 to 1995, he was Executive Director of Principal Health Care of Nebraska, Inc., a wholly owned subsidiary of one of Principal’s subsidiaries. From 1992 to 1994, Mr. Chaffin was Vice President, Operations, of HealthMark Health Plan, a managed care company.

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

        Shawn M. Guertin was elected Senior Vice President of our Company in February 2003. He has served as President of Coventry Health and Life Insurance Company since February 2002. From April 1998 to February 2003, he was Vice President of Finance of our Company. Prior to that date, he was Vice President of Finance of Coventry Corporation from January 1998. From October 1995 to January 1998, he was a Vice President of United HealthCare, Inc. From January 1995 to August 1995, he was a Vice President of The MetraHealth Companies, Inc. in Hartford, Connecticut, a Connecticut managed health care company. From May 1993 to January 1995, he was a Vice President of The Travelers, a Hartford, Connecticut insurance company.

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

        Bernard J. Mansheim, M.D. was elected Senior Vice President and Chief Medical Officer of our Company in April 1998. From August 1997 to April 1998, he was the Chief Operating Officer of United HealthCare of the Mid-Atlantic and, from August 1996 to July 1997, was its Chief Medical Officer. In April 1995, he became President and Chief Executive Officer of HealthSpring, Inc., a pre-paid, primary care group medical practice and subsidiary of MetraHealth Companies, Inc., and also served as National Medical Director for MetraHealth Companies, Inc. following the acquisition of MetraHealth Companies, Inc. by UnitedHealth Group, Incorporated in October 1995. Dr. Mansheim continued as the President and Chief Executive Officer of HealthSpring, Inc. until its divestiture in August 1996 and also served as National Medical Director of UnitedHealth Group, Incorporated. From July 1994 to April 1995, he was President and Chief Executive Officer of Triangle HealthCare Group and Medical Director of Prudential Health Care System of the Triangle in Raleigh-Durham-Chapel Hill, North Carolina.

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

        John J. Ruhlmann was elected Vice President and Corporate Controller of our Company in November 1999. From December 1993 to September 1999, Mr. Ruhlmann was Vice President of Accounting of Integrated Health Services, Inc., a national provider of health services that owned and managed hospitals, nursing homes and clinics.

        Francis S. Soistman, Jr. was elected Senior Vice President of our Company in April 1998. He was named President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc. and HealthAssurance Pennsylvania, Inc., our Pennsylvania subsidiaries, in May 1998 and July 2001, respectively. He was Regional Vice President of Principal Health Care, Inc., from December 1994 to March 1998. From April 1994 to December 1994, he was Executive Director of Principal Health Care of the Mid-Atlantic, Inc., a wholly owned managed health care subsidiary of one of Principal’s subsidiaries. From January 1983 until March 1994, Mr. Soistman held various positions with Blue Cross Blue Shield of Maryland and its subsidiary companies.

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

Item 2: Properties

        As of December 31, 2002, we leased 83,000 square feet of space for our corporate office in Bethesda, Maryland, of which 28% is subleased. We also leased 850,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans operate, of which 8% is subleased. Our leases expire at various dates from 2003 through 2013. We also own a building in Richmond, Virginia with 45,000 square feet, which is used for administrative services related to our health plan in that state, of which 46% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2002 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves.

        As a result of significant premium increases required by insurers to renew our professional malpractice coverage, we formed a captive subsidiary to provide coverage for these events. Our captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $15 million. On top of the captive’s per event limit of $5 million, we are co-insured with our commercial carrier for an additional $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. The trial court has certified various subclasses of physicians; however, we were not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs are currently pursuing class discovery against us and will then file their motion for class certification as to us. The defendants who were subject to the certification order have filed an appeal with the 11th Circuit Court of Appeals which has been granted. Although we can not predict the outcome, we believe that the claims asserted in this lawsuit are without merit and we intend to defend our position.

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

Item 4: Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2002.

PART II

Item 5: Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

        On May 16, 2001, we began trading our common stock on the New York Stock Exchange® (NYSE®) under the new ticker symbol “CVH.” Previously, we had been trading on the Nasdaq® stock market under the ticker symbol “CVTY.” The following table sets forth the quarterly range of the high and low closing sales prices of the common stock on the Nasdaq® and NYSE® stock markets during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2002		2001
	High	Low	High	Low

First Quarter	$ 27.38	$ 19.80	$ 24.13	$ 13.75
Second Quarter	34.20	25.23	20.59	14.78
Third Quarter	33.74	23.23	25.38	18.08
Fourth Quarter	37.55	26.65	23.19	18.29

        On February 28, 2003, we had approximately 346 stockholders of record, not including beneficial owners of shares held in nominee name. On February 28, 2003, our closing price was $28.33.

        We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business. Our ability to pay dividends is also limited by insurance regulations applicable to our subsidiaries. Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

        On December 20, 1999, we announced a program to purchase up to 5% of our outstanding common stock. In August 2002, our Board of Directors approved the repurchase of up to an additional 5% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, we purchased 2.2 million shares of our common stock in 2002 at an aggregate cost of $65.5 million. The total remaining common shares we are authorized to repurchase under the program, including the new authorization, was 2.5 million shares as of December 31, 2002.

Item 6: Selected Consolidated Financial Data

        (in thousands, except per share and membership data)

	December 31,

	2002	2001	2000	1999	1998

Operations Statement Data (1)
Operating revenues	$ 3,576,905	$ 3,147,245	$ 2,604,910	$ 2,162,372	$ 2,110,383
Operating earnings (loss)	200,670	91,108	62,515	47,855	(36,195)
Earnings (loss) before income taxes	225,741	134,682	102,068	76,000	(17,510)
Net earnings (loss)	145,603	84,407	61,340	43,435	(11,741)
Basic earnings (loss) per share	2.46	1.30	1.03	0.74	(0.22)
Diluted earnings (loss) per share	2.38	1.24	0.93	0.69	(0.22)
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1)
Cash and investments	$ 1,119,120	$ 952,491	$ 752,450	$ 614,603	$ 614,583
Total assets	1,643,440	1,451,273	1,239,036	1,081,583	1,091,228
Medical claims liabilities	558,599	522,854	444,887	362,786	403,822
Long-term liabilities	21,691	10,649	6,443	10,445	88,737
Senior notes	175,000	-	-	-	-
Redeemable convertible preferred stock	-	-	-	47,095	-
Stockholders’ equity	646,037	689,079	600,430	480,385	436,539

Operating Data (1)
Medical loss ratio (2)	83.3%	86.0%	85.8%	86.1%	86.9%
Administrative expense ratio	12.2%	12.0%	12.7%	13.8%	13.8%
Basic weighted average shares outstanding	59,201	64,990	59,521	59,025	52,477
Diluted weighted average shares outstanding	61,244	67,875	65,757	64,159	52,477
Risk membership, continuing operations	1,640,000	1,522,000	1,437,000	1,202,000	1,140,000
Non-risk membership, continuing operations	395,000	319,000	276,000	238,000	218,000
Network rental membership, continuing operations	788,000	730,000	593,000	684,000	437,000

  Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See the notes to consolidated financial statements for detail on our acquisitions and dispositions.
  Medical loss ratio excludes non-recurring charges and recoveries recorded in 2000, 1999 and 1998. See the notes to the consolidated financial statements for detail on these charges and recoveries.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

General Overview

        We are a leading publicly traded managed health care company with approximately 2.0 million members, excluding our network rental members discussed below, as of December 31, 2002. We operate a diversified portfolio of local market health plans serving 14 states, primarily in the Mid-Atlantic, Midwest and Southeast regions. We offer employers a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members and the extent to which members’ access to providers is subject to referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we offer defined contribution health plans. Our risk products also include Medicare+Choice programs and state-sponsored managed Medicaid programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non-risk” products, including access to our provider networks and management services, to employers that self-insure employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our non-risk products, we receive fees for the access to our provider networks and the management services we provide, but we do not have underwriting risk. In addition, we offer a product where we rent our network of providers (“network rental members”) to other managed care plans or non-risk employers and assume no underwriting risk and provide no management services.

Revenues

        We generate operating revenues from managed care premiums and management services. Our managed care premiums are derived from our commercial risk products and our government programs. Our commercial managed care premium revenues are comprised of premiums from our commercial HMO products and flexible provider products, including PPO and POS products for which we assume full underwriting risk. Premiums for such commercial PPO and POS products are typically lower than HMO premiums due to medical underwriting and higher deductibles and co-payments that are required of the PPO and POS members. Premium rates for Commercial HMO, POS and PPO products are reviewed by various state agencies based on rate filings. In response to this regulatory review, we may have to modify or revise our rate filings in order to obtain the required regulatory approvals. While these modifications have not been material in the past, no assurance can be given that future rate filings will be approved in the same fashion.

        We provide comprehensive health benefits to members participating in government programs and receive premium payments from federal and state governments. Premium rates for the Medicaid and Medicare+Choice products are established by governmental regulatory agencies and may be reduced by regulatory action.

        During the three years ended December 31, 2002, we experienced substantial growth in operating revenues in part due to membership increases from acquisitions. Additional membership growth was achieved through marketing efforts, geographic expansion and increased product offerings. One such product offering was the expansion of our PPO risk product to all of our health plans in 2000. Another new product offering was the introduction of our HealthAssurance Flex product in our Pennsylvania market in 2001, which was expanded to our Georgia and Iowa markets under the name Coventry Health Care Flex. We believe that our products can be adapted in order to meet customer’s cost reduction needs by offering a low benefit plan while still having a higher benefit plan as an option. We will offer a broad choice of products as market conditions require and to meet the needs of customers and brokers.

        Our management services revenues result from operations in which our health plans provide administrative and other services to self-insured employers and to employer group beneficiaries that have elected HMO coverage. We receive an administrative fee for these services, but do not assume underwriting risk. Certain of our management services contracts include performance and utilization management standards that if not met may cause us to incur penalties. In addition, we offer a PPO product to other third party payors, under which we provide rental of and access to our PPO network, claims repricing and utilization review, and do not assume underwriting risk.

Expenses

        Our primary operating expenses consist of medical costs; selling, general and administrative expense; and depreciation and amortization expense. Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation payments. Medical costs also include an estimate of claims incurred but not reported (“IBNR”).

        In determining our IBNR liabilities, we employ standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. Estimates are reviewed by our underwriting, finance and accounting personnel and other appropriate health plan and corporate personnel. Judgments are then made as to the necessity for reserves in addition to the estimated amounts. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims backlog could cause these estimates to change in the near term. We continually monitor and review our IBNR reserves, and as actual settlements are made or accruals adjusted, reflect these differences in current operations. Medical costs are affected by a variety of factors, including the severity and frequency of claims. These factors are difficult to predict and may not be entirely within our control. We continually refine our actuarial practices to incorporate new cost events and trends.

Membership

        As of December 31, 2002, we had 1.6 million risk members, 0.4 million non-risk members and 0.8 million network rental members. The following tables show our total risk and non-risk members as of December 31, 2002 and 2001.

	Commercial Risk		Governmental Programs
2002	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Delaware	41,000	9,000	1,000	-	54,000	105,000
Georgia	21,000	20,000	-	-	39,000	80,000
Iowa	62,000	7,000	-	3,000	13,000	85,000
Kansas	181,000	42,000	37,000	-	47,000	307,000
Louisiana	43,000	28,000	-	-	-	71,000
Missouri	78,000	76,000	16,000	155,000	51,000	376,000
Nebraska	18,000	16,000	-	-	5,000	39,000
North Carolina	59,000	9,000	-	9,000	32,000	109,000
Pennsylvania	202,000	224,000	25,000	78,000	111,000	640,000
Virginia	46,000	42,000	-	14,000	38,000	140,000
West Virginia	47,000	12,000	3,000	16,000	5,000	83,000

Total	798,000	485,000	82,000	275,000	395,000	2,035,000

	Commercial Risk		Governmental Programs
2001	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Delaware	41,000	12,000	-	45,000	59,000	157,000
Georgia	22,000	20,000	-	-	13,000	55,000
Iowa	67,000	7,000	-	3,000	14,000	91,000
Kansas	118,000	57,000	11,000	-	1,000	187,000
Louisiana	42,000	18,000	-	-	-	60,000
Missouri	114,000	61,000	17,000	141,000	50,000	383,000
Nebraska	26,000	14,000	-	-	3,000	43,000
North Carolina	39,000	20,000	-	6,000	32,000	97,000
Pennsylvania	150,000	215,000	21,000	33,000	98,000	517,000
Virginia	99,000	11,000	-	13,000	39,000	162,000
West Virginia	46,000	12,000	4,000	17,000	10,000	89,000

Total	764,000	447,000	53,000	258,000	319,000	1,841,000

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

        Revenue Recognition

        Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per subscriber contract rate and the subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Due to early timing of the premium billing, we are able to identify the retroactive adjustments for two subsequent month’s billings. Current period revenues are adjusted to reflect these retroactive adjustments. We also receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare+Choice membership. Membership and category eligibility are periodically reconciled with CMS and could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts typically have a one year term, subject to cancellation by the employer group or by us upon 30 days notice.

        Based on information received subsequent to premium billings being sent, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future retroactivity and adjust our revenue and reserves accordingly.

        As of December 31, 2002, we maintained reserves for retroactive billing adjustments of approximately $12.0 million compared with approximately $10.3 million at December 31, 2001. We also maintained reserves for doubtful accounts of approximately $2.9 million and $4.3 million as of December 31, 2002 and 2001, respectively. The calculation for these reserves is based on a percentage of the gross accounts receivable with the reserve percentage increasing for the older receivables.

        We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. Premiums for services to federal employee groups are subject to audit and review by the Office of Personnel Management on a periodic basis. Such audits are usually a number of years in arrears. We record reserves, on an estimated basis annually, based on appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

        We currently enter into performance guarantees with employer groups where we pledge that we will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone on-hold time, etc. Under these performance guarantees, we could be at risk for not maintaining the standards held in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Risk levels are evaluated quarterly and when these performance standards are not met a liability is established.

        Medical Claims Expense and Liabilities

        Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information as described earlier in the section entitled “Expenses.” We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

We employ a team of actuaries that have developed, refined and used the same set of reserve models over the past six years. For inpatient reserves, our models use credibility weighting of lag-based incurred claim estimates (traditional triangle based completion factors) and incurred claims estimates calculated as authorized days multiplied by per diem forecasts. For non-inpatient reserves, our models use credibility weighting of lag-based incurred claim estimates and trended per member per month estimates. For both the inpatient and non-inpatient reserves, lag-based estimates receive little or no credibility weighting in the more current incurral months. Credibility factors are increased for older months within the lag models since those older months have a higher completion factor and are the best indicator of our ultimate cost.

        Within the reserve setting methodologies for inpatient and non-inpatient services, there are certain assumptions that are used. For inpatient services, authorized days are used for utilization factors, while cost trend assumptions are incorporated into per diem amounts. The per diem estimates reflect anticipated effects of changes in reimbursement structure and severity mix. For non-inpatient services, a composite trend assumption is applied which reflects anticipated changes in cost per service, provider contracts, utilization, and other factors.

        Medical claims liabilities are recorded at an amount we estimate to be appropriately conservative. In 24 of the 25 most recent quarters, the reserve models have developed favorably. This suggests that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims. We believe that this favorable development is a result of good communications between our health plans and our actuarial staff regarding medical utilization, provider contract changes and other components of medical cost trend.

        Additionally, in 2002, an independent actuarial consulting firm began reviewing our reserve models and underlying assumptions. The independent actuaries report their conclusions to the audit committee of the board of directors on a quarterly basis.

        Investments

        We account for investments in accordance with SFAS No. 115 – “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in debt securities and classify all our investments as available-for-sale. Investments are evaluated on at least a quarterly basis to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

  Adverse financial conditions of a specific issuer, segment, industry, region, or other variable.
  The length of the time and the extent to which the market value has been less than cost.
  The financial condition and near-term prospects of the issuer.
  Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
  Elimination or reduction in dividend payments, or scheduled interest and principal.
  Rating agency downgrade of a debt security.
  Decrease in expected cash flows of a debt security.

        Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

        Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes and obligations of various states and municipalities. Long-term investments have original maturities in excess of one year and primarily consist of debt securities.

        Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. SFAS No. 142 requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair-value-based test.

        We use three approaches to identifying the fair value of our goodwill and other intangible assets: the market approach, the market capitalization approach and the income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on the market value of our total shares outstanding. The income approach is based on the present value of expected future cash flows. All three approaches are reviewed together for consistency and commonality. Any impairment charges that may result will be recorded in the period in which the impairment took place.

        Since the adoption of SFAS No. 142 on January 1, 2002, and through December 31, 2002, we have not incurred an impairment charge related to goodwill. See Note C to the consolidated financial statements for additional disclosure related to intangible assets.

New Accounting Standards

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 – “Accounting for Stock-Based Compensation - Transition and Disclosure” as an amendment to FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition to the fair value method of accounting for stock-based compensation and requires prominent disclosure in our footnotes to the financial statements of our interim and annual reports. We currently do not expect to transition to the fair value method of accounting for stock-based compensation, and, accordingly, this statement did not affect our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and nullifies EITF Issue No. 88-10, “Cost Associated with Lease Modification or Termination.” SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at fair value only when the liability is incurred. This statement did not have a material impact on our financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement did not have a material impact on our financial position or results of operations.

        In June 2001, the FASB issued two standards related to business combinations. The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. We were not significantly affected by the implementation of this statement.

        The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair-value-based test. Impairment charges may result in future write-downs in the period in which the impairment took place. As required, we adopted SFAS No. 142 for the fiscal year beginning January 1, 2002, and, accordingly, goodwill was not amortized during 2002 nor did we incur an impairment charge related to goodwill.

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

Acquisitions and Dispositions

        During the three years ended December 31, 2002, we completed several business combinations and membership purchases. Our business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Prior to December 31, 2001, goodwill was amortized over a useful life of 35 years. In accordance with SFAS No. 142 – “Goodwill and Other Intangible Assets,” we no longer amortize goodwill. The purchase price of our membership purchases was allocated to identifiable intangible assets and is being amortized over a useful life of five to fifteen years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2002. The purchase price, in thousands, of each business combination includes the payment for net worth and transition costs.

Purchase
	Effective Date	Market	Price

Business Combinations

PrimeONE, Inc. (“PrimeONE”)	February 1, 2000	West Virginia	$ 4,332

Maxicare Louisiana, Inc. (“Maxicare”)	August 1, 2000	Louisiana	$ 2,925

WellPath Community Health Plans (“WellPath”)	October 2, 2000	North Carolina	$ 21,742

Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,600

Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 40,239

Membership Purchases

Prudential Health Care Plan, Inc. (“Prudential”)	February 1, 2000	Missouri	$ 956

Health Partners of the Midwest (“Health Partners”)	January 1, 2001	Missouri	$4,863

Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	April 2, 2001	Kansas	$ 6,498

Results of Operations

        The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2002.

			Increase			Increase
	2002	2001	(Decrease)	2001	2000	(Decrease)

Operating revenues:
Managed care premiums	$ 3,504,215	$ 3,082,825	$ 421,390	$ 3,082,825	$ 2,556,953	$ 525,872
Management services	72,690	64,420	8,270	64,420	47,957	16,463

Total operating revenues	$ 3,576,905	$ 3,147,245	$ 429,660	$ 3,147,245	$ 2,604,910	$ 542,335

Operating expenses:
Medical costs	$ 2,919,499	$ 2,650,993	$ 268,506	$ 2,650,993	$ 2,192,899	$ 458,094
Selling, general and administrative	437,851	379,234	58,617	379,234	330,899	48,335
Depreciation and amortization	18,885	25,910	(7,025)	25,910	27,026	(1,116)
AHERF recovery	-	-	-	-	(8,429)	8,429

Total operating expenses	$ 3,376,235	$ 3,056,137	$ 320,098	$ 3,056,137	$ 2,542,395	$ 513,742

Operating earnings	200,670	91,108	109,562	91,108	62,515	28,593

Net earnings	$ 145,603	$ 84,407	$ 61,196	$ 84,407	$ 61,340	$ 23,067

Basic earnings per share	$ 2.46	$ 1.30	$ 1.16	$ 1.30	$ 1.03	$ 0.27
Diluted earnings per share	$ 2.38	$ 1.24	$ 1.14	$ 1.24	$ 0.93	$ 0.31

Medical loss ratios:
Commercial	82.8%	85.9%	(3.1%)	85.9%	85.4%	0.5%
Medicare	85.9%	89.4%	(3.5%)	89.4%	89.0%	0.4%
Medicaid	84.0%	83.5%	0.5%	83.5%	83.8%	(0.3%)

Total	83.3%	86.0%	(2.7%)	86.0%	85.8%	0.2%

Administrative statistics:
Selling, general and administrative	12.2%	12.0%	0.2%	12.0%	12.7%	(0.7%)
Days in medical claims liabilities	59.46	61.98	(2.52)	61.98	58.65	3.33
Days in other medical liabilities	7.33	8.39	(1.06)	8.39	8.59	(0.20)

Membership at December 31:
Commercial	1,283,000	1,211,000	72,000	1,211,000	1,170,000	41,000
Medicare	82,000	53,000	29,000	53,000	72,000	(19,000)
Medicaid	275,000	258,000	17,000	258,000	195,000	63,000
Non-risk	395,000	319,000	76,000	319,000	276,000	43,000

Total Membership	2,035,000	1,841,000	194,000	1,841,000	1,713,000	128,000

Network rental membership	788,000	730,000	58,000	730,000	593,000	137,000

Comparison of 2002 to 2001

        Managed care premium revenue increased in 2002 over 2001 primarily from commercial rate increases that occurred throughout both years and from membership growth, both organically and through the previously discussed acquisitions. Commercial premium rates increased by an average of $20.75 over 2001 on a per member per month (“PMPM”) basis, to $183.80 PMPM.

        Management services revenue increased in 2002 from 2001 as a result of the previously discussed acquisitions. In particular, the Health Partners, Blue Ridge, NewAlliance and Mid-America acquisitions accounted for approximately 113,800 new non-risk members.

        Medical costs increased in 2002 compared to 2001 due to membership growth, as discussed above, and medical trend. Our commercial medical trend for the year ended 2002 was 8.6% and the average trend for the three year period ended December 31, 2002 was 10.1%. Our medical loss ratio improved in 2002 in our Commercial and Medicare product lines as a result of rate increases outpacing medical trends.

        Selling, general and administrative (“SG&A”) expense increased in 2002 primarily due to acquisitions, an increase in fees paid to brokers and incremental salary expense related to the expansion of our customer service organization. During 2002, we opened a new regional service center in Bismarck, North Dakota to perform customer service functions related to the Mid-America acquisition and to create additional capacity for future acquisitions. As a percentage of revenue, SG&A expense increased slightly by 0.2% to 12.2% for 2002.

        Depreciation and amortization decreased compared to the prior year primarily due to the adoption of SFAS No. 142 in January 2002. In accordance with SFAS No. 142, we no longer amortize goodwill but rather test for impairment at least once a year. In 2001, we amortized $7.5 million in goodwill. We did not incur any impairment charges during 2002.

        Senior notes interest and amortization expense was incurred in 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net decreased in 2002 from 2001 due primarily to the change in valuation of a derivative instrument. We recorded a gain in 2001 and a loss in 2002 related to this derivative. The decrease is also related to a decrease in the amortization of discounts on investments, offset by an increase in interest income due to cash placed in long-term investments to achieve higher yields.

        Our provision for income taxes increased in 2002 due to an increase in operating earnings, offset by a decrease in our effective tax rate from 38.0% in 2001 to 35.5% in 2002. This decrease in the tax rate is the result of strategic tax planning and due to the elimination of goodwill amortization in 2002.

Comparison of 2001 to 2000

        Managed care premium revenue increased in 2001 over 2000 primarily from rate increases that occurred throughout both years and from membership growth, both organically and through acquisitions. Premium rates increased by an average of $11.36 over 2000 on a per member per month (“PMPM”) basis, to $174.50 PMPM. The acquisitions that contributed to the increase in premium revenues occurred in the fourth quarter of 2000 and in the first, second and third quarters of 2001. Membership, and thus premium revenues, in the Medicaid program continued to increase almost exclusively from growth in existing markets, including a new product offering in the fourth quarter of 2001 in our Pennsylvania market. During 2001, we significantly increased Medicare premiums in the St. Louis market, which was the primary reason for a 54.7% membership loss in that market.

        Management services revenue increased in 2001 from 2000 as a result of three significant acquisitions: WellPath in the fourth quarter of 2000, Health Partners in the first quarter of 2001 and Blue Ridge in the third quarter of 2001. These three acquisitions accounted for 94,000 new non-risk members.

        Medical costs increased in 2001 compared to 2000 due to business growth and medical trend. Business growth was primarily in the Commercial and Medicaid segments. In the Commercial segment, the increase in membership was mostly due to acquisitions throughout the 2-year period. Medicaid growth was due to continuing underlying program growth. A significant portion of the Medicaid membership increase was related to a new lower cost mental health program that the Commonwealth of Pennsylvania implemented towards the end of 2001.

        Selling, general and administrative (“SG&A”) expense increased in 2001 primarily due to the additional expense associated with the acquired WellPath and Blue Ridge health plans. SG&A expense, as a percentage of revenue, decreased due to improved operational efficiencies, continued management scrutiny of administrative expenses, premium rate increases and acquisitions which required minimal incremental SG&A.

        Depreciation and amortization decreased compared to the prior year primarily due to certain assets becoming fully depreciated.

        Other income, net increased in 2001 from 2000 due to increased investment income as a result of an increase in our long-term investments compared to the prior year. We incurred no interest expense in 2001.

        Our provision for income taxes increased in 2001 due to an increase in operating earnings and other income, net, offset by a decrease in the effective tax rate from 39.9% in 2000 to 38.0% in 2001. This decrease in the tax rate is the result of strategic tax planning.

Liquidity and Capital Resources

        Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $17.9 million restricted under state regulations, increased $178.6 million to $1.1 billion at December 31, 2002 from $922.6 million at December 31, 2001.

        Net cash provided by operating activities for the year ended December 31, 2002 increased over the prior year due to an increase in net earnings and an increase in accounts payable and other accrued liabilities. The latter was a result of increases in additional selling, general and administrative liabilities related to our acquisitions and business growth throughout 2001 and 2002 and an increase in our deferred tax liability as shown in Note F to our consolidated financial statements. These increases were offset by a decrease in total medical claims liabilities as a result of the timing of medical claims payments. Also, in 2001 we received 13 months worth of Medicare premium payments as a result of the timing of CMS payments and only 12 months of premium payments were received during 2002 which led to the decrease in our deferred revenue.

        Net cash used in investing activities increased for the year ended December 31, 2002 due to an increase in the amount of cash placed into short-term and long-term investments. In addition, for the year ended December 31, 2002 we made payments related to acquisitions, net of transaction costs and cash acquired, of approximately $40.9 million compared to cash acquired, net of transaction costs and cash payments, of approximately $28.7 million for the year ended December 31, 2001.

        Net cash used in financing activities during 2002 increased over the prior year as a result of an increase in repurchases of our common stock. During 2002, we repurchased 2.2 million shares of our common stock, as discussed below in our Share Repurchase Program section, compared to approximately 0.7 million shares during 2001.

        On February 1, 2002, we completed the purchase of approximately 7.1 million shares of our common stock and a warrant exercisable, at that time, for approximately 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was approximately $176.1 million. The purchase of the shares and warrant from Principal ended their ownership of our common stock. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% Senior Notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year. The first interest payment of $7.7 million was made on August 14, 2002.

        The Senior Notes contain certain covenants, including covenants regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all covenants under the Senior Notes.

        Net cash provided by operating activities for the year ended December 31, 2001 increased over 2000 due to an increase in net earnings, an increase in deferred revenue related primarily to the timing of Medicare premium payments and an increase in medical claims liabilities as a result of the timing of medical claim payments. Net cash used in investing activities increased for the year ended December 31, 2001 as a result of an increase in the amount of cash placed in short term and long term investments. Net cash used in financing activities during 2001 is primarily due to the repurchases of our common stock.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual maturity of 3.76 years, as of December 31, 2002. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $498.0 million at December 31, 2002 from $379.6 million at December 31, 2001.

        Health Plans

        Our HMOs, our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), and our captive subsidiary, CHC Risk Retention Group, Inc. (“CRRG”), are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs, CH&L and CRRG. During 2002, the parent collected $36.7 million in dividends from our subsidiaries subject to such regulatory restrictions.

        Risk-based capital (“RBC”) is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the National Association of Insurance Commissioners (“NAIC”), incorporates asset risk, underwriting risk, credit risk and business risk components. Our health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

        The RBC results are used to determine whether the health plan’s net worth is adequate to support the amount of its calculated risk profile. Regulators use the RBC results to determine if any regulatory actions are required. Regulatory actions, if any, range from filing a financial corrective action plan to the health plan being placed under regulatory control.

        The majority of states in which we operate health plans have adopted an RBC policy that recommends that health plans maintain statutory reserves at or above the “Company Action Level” which is currently equal to 200% of their RBC (currently 250% for CH&L). Although not all states have adopted the RBC policy, we maintain all of our health plans at this standard. The total surplus in excess of 200% of RBC for all of our HMO subsidiaries was approximately $155.8 million at December 31, 2002, up from $72.1 million at December 31, 2001. These total statutory reserves for our HMO subsidiaries, as a percentage of RBC, was 331% and 267% as of December 31, 2002 and 2001, respectively. The increase is primarily due to current year earnings from our HMO subsidiaries and the previously mentioned acquisitions, offset by dividends paid to the parent company.

        CH&L had surplus in excess of 250% of RBC of approximately $24.1 million and $3.4 million at December 31, 2002 and 2001, respectively. The total statutory reserve for CH&L, as a percentage of RBC, was 609% and 283% as of December 31, 2002 and 2001, respectively. The increase is primarily due to 2002 income.

        CRRG had surplus in excess of 200% of RBC of approximately $1.2 million at December 31, 2002. The total statutory reserve for CRRG, as a percentage of RBC, was 325% as of December 31, 2002.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $86.7 million and $101.8 million at December 31, 2002 and December 31, 2001, respectively. The decrease in non-regulated cash and investments is primarily a result of payments made to repurchase shares of our own common stock and payments for acquisitions offset by ordinary operating activities. These funds are available to make interest or principal payments on the senior notes or any other debt that we may incur, to make loans to or investments in subsidiaries, to fund acquisitions, for stock repurchases and for general corporate purposes. A significant portion of these funds is dependent upon operating profits generated by our regulated operating subsidiaries and the ability to receive dividends from those subsidiaries. Although there is no assurance, we expect to receive regulatory approval for future dividend payments. We have entered into agreements with certain of our regulated subsidiaries to provide additional capital, if necessary, to prevent the subsidiary’s impairment of net worth requirements. During 2002, we made capital contributions of $29.6 million to our HMO subsidiaries. This includes a $10.0 million contribution made to a subsidiary to increase statutory reserves above 200% even though the subsidiary is operating in a state that has not adopted the 200% RBC policy.

        Other

        As of December 31, 2002, we are contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Senior notes	$ 175,000	$ -	$ -	$ -	$ 175,000
Operating leases	93,516	15,692	29,111	21,228	27,485
Less sublease income	(4,073)	(1,300)	(2,047)	(726)	-

Total contractual obligations	$ 264,443	$ 14,392	$ 27,064	$ 20,502	$ 202,485

        Refer to Note I to our consolidated financial statement for disclosure related to our operating leases.

        Projected capital investments in 2003 of approximately $13.7 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communication systems.

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. The privacy standards were issued on December 28, 2000, and becomes mandatory on April 14, 2003. As of December 31, 2002, we had spent approximately $5.0 million on compliance matters during 2001 and 2002. We anticipate spending approximately $5.5 million in 2003, approximately $1.1 million of which we expect will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards and security and patient information privacy standards.

        The nature of our operations is such that cash receipts from premium revenues are typically received up to three months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economical fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in this Form 10-K for more information. Management believes that our cash flows generated from operations, cash and investments and excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures and debt interest costs at least through December 31, 2003.

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
As of December 31, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 90,904	$ 60,603	$ 30,301	$ (30,301)	$ (60,603)	$ (90,904)

Share Repurchase Program

        On December 20, 1999, we announced a program to purchase up to 5% of our outstanding common stock. In August 2002, our Board of Directors approved the repurchase up to an additional 5% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As a part of this program, we purchased 2.2 million shares of our common stock in 2002 at an aggregate cost of $65.5 million. The total remaining common shares we are authorized to repurchase under the program, including the new authorization, was approximately 2.5 million as of December 31, 2002.

Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2002 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves.

        As a result of significant premium increases required by insurers to renew our professional malpractice coverage, we formed a captive subsidiary to provide coverage for these events. Our captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $15 million. On top of the captive’s per event limit of $5 million, we are co-insured with our commercial carrier for an additional $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims. In the opinion of management, the outcome of these actions should not have a material adverse effect on our financial position or results of operations.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. The trial court has certified various subclasses of physicians; however, we were not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs are currently pursuing class discovery against us and will then file their motion for class certification as to us. The defendants who were subject to the certification order have filed an appeal with the 11th Circuit Court of Appeals which has been granted. Although we can not predict the outcome, we believe that the claims asserted in this lawsuit are without merit and we intend to defend our position.

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

        The Department of Health and Human Services also released its final rule for electronic data standards on August 17, 2000, effective October 17, 2000. We expect to institute all necessary modifications to systems and business processes by the October 16, 2003 compliance date.

Inflation

        In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We can not assure you that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

2003 Outlook

        As a result of an improved sales force, a varied product offering, an improved underwriting process and superior customer service, we have increased our organic membership growth target to 5% for the year 2003.

        We operate in highly competitive markets, but believe that the pricing environment is rational in our existing markets, thus creating the opportunity for reasonable price increases. We will continue to be diligent in attempting to obtain adequate premium increases and expect premium rates to continue to rise at a rate equal to or greater than medical trend in 2003, although at a slower pace than 2002. For 2003, we will continue to pursue ways to improve our underwriting processes and oversight in both risk and management services products with the objective of increasing premium yields and profitable growth in all of our markets. Management believes that existing markets have potential for premium growth for our commercial and governmental products.

        We currently anticipate reducing selling, general and administrative expenses as a percentage of revenue to a rate not to exceed 11.6% in 2003, excluding the effect of any future acquisitions, through medical claims auto-adjudication, improved customer service, e-commerce initiatives and by slowing the increases in broker fees.

        Management believes that the foregoing should result in progressive earnings improvements in 2003, although realization is dependent upon a variety of factors, some of which may be outside of our control.

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

        In addition, medical claims payable in our financial statements include our estimated reserves for incurred but not reported and unpaid claims, which we call IBNR. The estimates for submitted claims and IBNR are made on an accrual basis. We believe that our reserves for IBNR are adequate to satisfy our medical claims liabilities, but we can not assure you of this. Any adjustments to our IBNR reserves could adversely affect our results of operations.

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

        An important part of our growth strategy is to grow through the acquisition of additional health plans. During the last several years, we have significantly increased our membership through a number of acquisitions, including the acquisition of certain health plans from Principal Health Care, Inc. in April 1998. We can not assure you that we will be able to continue to locate suitable acquisition candidates, successfully integrate the plans we acquire and realize anticipated operational improvements and cost savings. The plans we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions.

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

        We depend on the services of non-exclusive independent agents and brokers to market our products to employers, and we can not assure you that they will continue to market our products in the future.

        We depend on the services of independent agents and brokers to market our managed care products and services, particularly to small employer group members. We do not have long term contracts with independent agents and brokers and they typically are not dedicated exclusively to us and frequently market the health care products of our competitors. We face intense competition for the services and allegiance of independent agents and brokers, and we can not assure you that agents and brokers will continue to market our products at reasonable costs.

        Our failure to obtain cost-effective agreements with a sufficient number of providers may result in higher medical costs and a decrease in our membership.

        Our future results largely depend on our ability to enter into cost-effective agreements with hospitals, physicians and other health care providers. The terms of those provider contracts will have a material effect on our medical costs and our ability to control these costs. In addition, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will impact the relative attractiveness of our managed care products in those markets.

        In some of our markets, there are large provider systems that have a major presence. Some of these large provider systems have operated their own health plans in the past or may choose to do so in the future. These provider systems could adversely affect our product offerings and results of operations if they refuse to contract with us, place us at a competitive disadvantage or use their market position to negotiate contracts that are less favorable to us. Provider agreements are subject to periodic renewal and renegotiation. We can not assure you that these large provider systems will continue to contract with us or that they will contract with us on terms that are favorable to us.

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

        The use of patient data by all of our businesses is regulated at the federal, state and local level. The Health Insurance Portability and Accountability Act of 1996, for example, imposed significant new requirements relating to maintaining the privacy of medical information. The government published regulations to implement these provisions in December 2000. Health plans must be in compliance by April 2003. The law is far-reaching and complex and proper interpretation and practice under the law continues to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with the law are ongoing. Because these regulations and other similar federal, state and local laws and regulations continue to evolve, we can not guarantee that the costs of compliance will not adversely affect our results of operations or cause us to change our operations significantly.

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
  prohibit or limit provider financial incentives and provider risk-sharing arrangements;
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

        In addition, we are required to obtain and maintain various regulatory approvals to market many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely impact our results of operations. Federal, state and local authorities frequently consider changes to laws and regulations that could adversely affect our business. We can not predict the changes that government authorities will approve in the future or assure you that those changes will not have an adverse effect on our business or results of operations.

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
  disputes related to our non-risk business, including actions alleging breach of fiduciary duties, claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements;
  disputes over our copayment calculations; and
  customer audits of our compliance with our plan obligations.

        In addition, plaintiffs continue to bring new types of purported legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have a significant adverse effect on our financial condition or results of operations. In the event that a significant damage award does occur it may make reasonable settlements of claims more difficult to obtain. We can not determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular.

        We currently have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Potential liabilities that we incur may not, however, be covered by insurance, our insurers may dispute coverage, our insurers may be unable to meet their obligations or the amount of our insurance coverage may be inadequate. We can not assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost effective basis, if at all.

        Our stock price and trading volume may be volatile.

        From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

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

        Warburg Pincus, a private equity investment firm, currently beneficially owns 10,127,384 shares of our common stock, or approximately 17.2% of our outstanding shares of common stock as of December 31, 2002. As a result of its voting power, Warburg Pincus may be able to exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company. Warburg Pincus may purchase additional shares of our common stock, but has agreed, effective through May 2005, not to own more than 34.9% of our common stock on a fully diluted basis. When these limitations expire in May 2005, Warburg Pincus could acquire additional shares of our common stock.

        In addition to its ownership position, pursuant to the terms of the Amended and Restated Securities Purchase Agreement between the Company and Warburg Pincus, Warburg Pincus designated two directors to serve on our board of directors. Pursuant to the agreement and our certificate of incorporation, Warburg Pincus had the right to designate at least two directors until such time as Warburg Pincus converted its shares of our Series A convertible preferred stock into shares of our common stock, which occurred on December 26, 2000. The agreement provides that as long as Warburg Pincus retains ownership of at least 50% of the shares of our common stock it beneficially owned at the time of its original investment in our predecessor in 1997, it will continue to have the right to designate at least one member on our board of directors. As of December 31, 2002, Warburg Pincus continued to beneficially own 100% of the shares represented by its original investment and, therefore, currently has the right to designate one member of our board of directors. Warburg Pincus also has certain rights under the agreement to require us to register all or part of the shares of our common stock owned by Warburg Pincus.

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
  provide for a classified board of directors with staggered three-year terms so that no more than one-third of our directors can be replaced at any annual meeting;
  provide that directors may be removed without cause only by the affirmative vote of the holders of two-thirds of our outstanding shares;
  provide that any amendment or repeal of the provisions of our certificate of incorporation establishing our classified board of directors must be approved by the affirmative vote of the holders of three-fourths of our outstanding shares; and
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at a meeting.

        These provisions of our stockholder rights plan, certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

        Effects of Terrorism

        There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect our health care costs and our ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect us through, among other things:

  increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, vaccinations, prescriptions for drugs, mental health services and other services;
  loss of membership as the result of lay-offs or other in force reductions of employment;
  adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees;
  disruption of our business or operations; and
  disruption of the financial and insurance markets in general.

        General Economic Conditions

        Changes in economic conditions could affect our business and results of operations. The state of the economy could affect our employer group renewal prospects and our ability to collect or increase premiums. The state of the economy has also affected the states’ budgets, which could result in the states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans, and increase taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs resulting from any budgets cuts in states in which we operate. Although we have attempted to diversify our product offerings to address the changing needs of our membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause our existing membership to seek health coverage alternatives that we do not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

Item 7A: Quantitative and Qualitative Disclosures of Market Risk

        Our only material risk of investments in financial instruments is in our debt securities portfolio. We invest primarily in marketable state and municipal, U.S. Government and agencies, corporate and mortgage-backed debt securities. Effective January 1, 2001, we adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, based on the valuation at December 31, 2000, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. We do not typically invest in derivative financial instruments.

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

        Investments are evaluated on at least a quarterly basis to determine if declines in value are other-than-temporary. In making that determination, all available evidence relating to the realizable value of a security is considered. Debt securities with declines in value below cost due to market conditions or industry-specific events where we intend and have the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

        Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of shareholder’s equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

        The fair value of our investments at December 31, 2002 was $932.4 million. Our investments at December 31, 2002 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2002	Cost	Value

Maturities:
Within 1 year	$ 103,620	$ 104,319
1 to 5 years	335,959	353,330
5 to 10 years	240,426	250,266
Over 10 years	217,979	224,437

Total short-term and long-term securities	$ 897,984	$ 932,352

        We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

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
As of December 31, 2002
(in thousands)

(300)	(200)	(100)	100	200	300

$ 90,904	$ 60,603	$ 30,301	$ (30,301)	$ (60,603)	$ (90,904)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Coventry Health Care, Inc.:

        We have audited the accompanying consolidated balance sheet of Coventry Health Care, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and schedule of Coventry Health Care, Inc. and subsidiaries for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 1, 2002 expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note C.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note C to the consolidated financial statements, effective January 1, 2002, Coventry Health Care, Inc., changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the consolidated financial statements of Coventry Health Care, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 ended were audited by other auditors who have ceased operations. As described in Note C, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note C with respect to 2001 and 2000 included (a) agreeing the previously reported net earnings to the previously issued financial statements and the adjustments to reported net earnings representing amortization expense recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net earnings to reported net earnings, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note C are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Baltimore, Maryland
January 31, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during the fiscal year 2002.

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

ARTHUR ANDERSEN LLP

Baltimore, Maryland
February 1, 2002

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$ 186,768	$ 312,364
Short-term investments	57,895	87,515
Accounts receivable, net of allowance of $2,885 and $4,252
as of December 31, 2002 and 2001, respectively	71,044	63,486
Other receivables, net	63,943	65,291
Deferred income taxes	36,861	43,509
Other current assets	7,764	6,353

Total current assets	424,275	578,518

Long-term investments	874,457	552,612
Property and equipment, net	34,045	34,327
Goodwill	243,746	237,392
Other intangible assets, net	25,687	24,719
Other long-term assets	41,230	23,705

Total assets	$ 1,643,440	$ 1,451,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 497,318	$ 460,489
Other medical liabilities	61,281	62,365
Accounts payable and other accrued liabilities	178,577	165,697
Deferred revenue	63,536	62,994

Total current liabilities	800,712	751,545

Senior notes	175,000	-
Other long-term liabilities	21,691	10,649

Total liabilities	997,403	762,194

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 68,484,702 shares issued and 58,788,297
outstanding in 2002; and 66,753,210 shares issued
and 65,622,749 outstanding in 2001	685	668
Treasury stock, at cost, 9,696,405 and 1,130,461 shares in 2002
and 2001, respectively	(205,644)	(12,257)
Additional paid-in capital	530,322	541,064
Accumulated other comprehensive income	22,167	6,700
Retained earnings	298,507	152,904

Total stockholders’ equity	646,037	689,079

Total liabilities and stockholders’ equity	$ 1,643,440	$ 1,451,273

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Operating revenues:
Managed care premiums	$ 3,504,215	$ 3,082,825	$ 2,556,953
Management services	72,690	64,420	47,957

Total operating revenues	3,576,905	3,147,245	2,604,910

Operating expenses:
Medical costs	2,919,499	2,650,993	2,192,899
Selling, general and administrative	437,851	379,234	330,899
Depreciation and amortization	18,885	25,910	27,026
AHERF recovery	-	-	(8,429)

Total operating expenses	3,376,235	3,056,137	2,542,395

Operating earnings	200,670	91,108	62,515

Senior notes interest and amortization expense	13,446	-	-
Other income, net	38,517	43,574	39,553

Earnings before income taxes	225,741	134,682	102,068

Provision for income taxes	80,138	51,153	40,728

Cumulative effect of change in accounting
principle - SFAS No. 133, net of tax effect of $561	-	878	-

Net earnings	$ 145,603	$ 84,407	$ 61,340

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 2.46	$ 1.29	$ 1.03
Cumulative effect - SFAS No. 133	-	0.01	-

Basic EPS	$ 2.46	$ 1.30	$ 1.03

Diluted before cumulative effect - SFAS No. 133	$ 2.38	$ 1.23	$ 0.93
Cumulative effect - SFAS No. 133	-	0.01	-

Diluted EPS	$ 2.38	$ 1.24	$ 0.93

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

				Accumulated
		Treasury	Additional	Other		Total
	Common	Stock, at	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Cost	Capital	Income (Loss)	Earnings	Equity

Balance, December 31, 1999	$ 596	$ (5,380)	$ 480,792	$ (2,780)	$ 7,157	$ 480,385

Comprehensive income:
Net earnings					61,340	61,340
Other comprehensive income:
Holding gain				9,030
Reclassification adjustment				956

						9,986
Deferred tax effect				(3,930)		(3,930)

Comprehensive income						67,396
Issuance (purchase) of common stock,
including exercise of options and warrants	67	(5,430)	54,654			49,291
Tax benefit of stock options exercised			3,358			3,358

Balance, December 31, 2000	663	(10,810)	538,804	3,276	68,497	600,430

Comprehensive income:
Net earnings					84,407	84,407
Other comprehensive income:
Holding gain				7,522
Reclassification adjustment				(470)
Cumulative effect - SFAS No. 133				(1,439)

						5,613
Deferred tax effect				(2,189)		(2,189)

Comprehensive income						87,831
Issuance (purchase) of common stock,
including exercise of options and warrants	5	(1,447)	679			(763)
Tax benefit of stock options exercised			1,581			1,581

Balance, December 31, 2001	668	(12,257)	541,064	6,700	152,904	689,079

Comprehensive income:
Net earnings					145,603	145,603
Other comprehensive income:
Holding gain				22,777
Reclassification adjustment				1,203

						23,980
Deferred tax effect				(8,513)		(8,513)

Comprehensive income						161,070
Issuance (purchase) of common stock,
including exercise of options and warrants	17	(52,317)	9,053			(43,247)
Purchase of shares and warrant from Principal		(141,070)	(35,000)			(176,070)
Tax benefit of stock options exercised			15,205			15,205

Balance, December 31, 2002	$ 685	$(205,644)	$ 530,322	$ 22,167	$ 298,507	$ 646,037

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$ 145,603	$ 84,407	$ 61,340
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	18,885	25,910	27,026
Amortization of deferred compensation	5,667	1,529	547
Deferred income tax provision	2,146	1,565	15,787
Amortization of deferred financing costs	412	-	-
Other	9,486	3,081	(2,665)
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	(3,017)	(4,109)	(524)
Other receivables	6,054	4,429	(16,043)
Other current assets	(595)	(225)	(1,899)
Other assets	660	(35)	500
Medical claims liabilities	4,862	57,859	34,578
Other medical liabilities	(458)	(13,988)	(11,549)
Accounts payable and other accrued liabilities	17,003	2,551	10,690
Interest payable on senior notes	5,372	-	-
Deferred revenue	(6,084)	18,636	(12,252)
Other long-term liabilities	2,769	(38)	(94)

Net cash provided by operating activities	208,765	181,572	105,442

Cash flows from investing activities:
Capital expenditures, net	(13,033)	(11,871)	(16,024)
Proceeds from sales of investments	572,758	435,649	425,292
Purchases of investments and other	(793,851)	(571,278)	(524,040)
Payments for acquisitions, net	(55,644)	(20,256)	(30,441)
Cash acquired in conjunction with acquisitions	14,770	48,997	55,423

Net cash used in investing activities	(275,000)	(118,759)	(89,790)

Cash flows from financing activities:
Net proceeds from issuance of stock	11,984	2,292	7,090
Net payments for repurchase of stock and warrant	(241,845)	(8,970)	(6,589)
Proceeds from issuance of senior notes, net	170,500	-	-

Net cash (used in) provided by financing activities	(59,361)	(6,678)	501

Net (decrease) increase in cash and cash equivalents	(125,596)	56,135	16,153

Cash and cash equivalents at beginning of period	312,364	256,229	240,076

Cash and cash equivalents at end of period	$ 186,768	$ 312,364	$ 256,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7,662	$ -	$ -
Income taxes paid, net	$ 65,582	$ 35,851	$ 20,941
Non-cash item - Restricted stock	$ 15,110	$ 9,091	$ -
Non-cash item - Tax benefit of stock options exercised	$ 15,205	$ 1,581	$ 3,358

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Coventry Health Care, Inc. (together with its subsidiaries, the “Company”, “we”, “our”, or “us”) is a managed health care company operating health plans under the names Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Group Health Plan, SouthCare, Southern Health, Carelink Health Plans and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) products. The Company also administers self-insured plans for large employer groups and rents its provider networks to various third parties.

        Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. The table below summarizes all of the Company’s acquisitions. See Note B to consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Location	Type of Business	Year Acquired

American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	St. Louis, Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Richmond, Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser - NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	St. Louis, Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Charlottesville, Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	St. Louis, Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	Kansas City, Missouri	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Erie, Pennsylvania	HMO	2002
Mid-America Health Partners Inc. (“Mid-America”)	Kansas City, Missouri	HMO	2002

Significant Accounting Policies

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant inter-company transactions have been eliminated.

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

        Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of managed care premiums. For the years ended 2002, 2001 and 2000, the Company received 12.3%, 11.4% and 15.8%, respectively, of its managed care premiums from the Federal Medicare program throughout its various markets. The Company also received 13.1%, 12.4% and 11.5% of its managed care premiums in 2002, 2001 and 2000, respectively, from its Medicaid programs throughout its various markets. In 2002, the State of Missouri accounted for over half of the Company’s Medicaid membership.

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

        Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 – “Accounting for Certain Investments in Debt and Equity Securities”, issued by the Financial Accounting Standards Board (“FASB”). The Company invests primarily in debt securities and classifies all its investments as available-for-sale. Investments are evaluated on at least a quarterly basis to determine if declines in value are other-than-temporary. In making that determination, all available evidence relating to the realizable value of a security is considered.

        Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as if it was a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

        Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of time deposits, U.S. Treasury Notes and obligations of various states and municipalities. Long-term investments have original maturities in excess of one year and primarily consist of debt securities.

        Derivative Instruments - In June 1998, the FASB issued SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138). Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The adjustment is shown separately as a cumulative effect of a change in accounting principle.

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

        Business Combinations, Accounting for Goodwill and Other Intangibles – In June 2001, the FASB issued two standards related to business combinations. The first statement, SFAS No. 141 – “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. The Company was not significantly affected by the implementation of this statement.

        The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair-value-based test. The Company uses three approaches to identifying the fair value of its goodwill and other intangible assets: the market approach, the market capitalization approach and the income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on market value of the Company’s total shares outstanding. The income approach is based on the present value of expected future cash flows. Impairment charges may result in the future write-downs in the period in which the impairment took place. As required, the Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002, and, accordingly, goodwill was not amortized during 2002 nor did the Company incur an impairment charge related to goodwill. See Note C to consolidated financial statements for disclosure related to intangible assets.

        Long-lived Assets - In June 2001, the FASB issued SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

        Medical Claims Liabilities and Expense - Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. In determining our IBNR liabilities, we employ standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

        Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for its Medicare+Choice membership. Membership and category eligibility are periodically reconciled with CMS and could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or by the Company upon 30 days notice.

        Based on information received subsequent to premium billings being sent, historical trends, bad debt write-offs and the collectibility of specific accounts, the Company estimates, on a monthly basis, the amount of bad debt and future retroactivity and adjusts its revenue and reserves accordingly.

        Premiums for services to federal employee groups are subject to audit and review by the Office of Personnel Management (“OPM”) on a periodic basis. Such audits are usually a number of years in arrears. Any differences between actual results and estimates are recorded in the year the audits are finalized.

        The Company currently enters into performance guarantees primarily with non-risk employer groups where the Company pledges that it will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy and telephone on-hold time. Under these performance guarantees, the Company could be at risk for not maintaining the standards held in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Risk levels are evaluated quarterly. When standards are not met under these performance guarantees, reserves are established.

        Stock-based Compensation - The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 – “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 – “Accounting for Stock-Based Compensation” and SFAS No. 148 – “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company does not expect to transition to the fair value method of accounting for stock-based compensation, and, accordingly, this statement did not affect the Company’s financial position or results of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

		Years Ended December 31,
		2002	2001	2000

Net earnings, as reported		$ 145,603	$ 84,407	$ 61,340
Add: Stock-based employee
compensation expense included in
reported net earnings, net of
related tax effects		3,655	948	329

Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all awards,
net of related tax effects		(7,503)	(4,354)	(4,418)

Net earnings, pro-forma		$ 141,755	$ 81,001	$ 57,251

EPS, basic	as reported	$ 2.46	$ 1.30	$ 1.03

EPS, basic	pro forma	$ 2.39	$ 1.25	$ 0.96

EPS, diluted	as reported	$ 2.38	$ 1.24	$ 0.93

EPS, diluted	pro forma	$ 2.31	$ 1.19	$ 0.87

        The fair value of the stock options included in the pro-forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	71%	73%	74%
Risk-free interest rate	2%	4%	5%
Expected life	4.9 years	4.5 years	3.9 years

        See Note G to consolidated financial statements for disclosure related to stock-based compensation.

        Income Taxes - The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note F to consolidated financial statements for disclosures related to income taxes.

        Reclassifications - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

B. ACQUISITIONS AND DISPOSITIONS

        During the three years ended December 31, 2002, Coventry completed several business combinations and membership purchases. The Company’s business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Prior to December 31, 2001, goodwill was amortized over a useful life of 25 to 35 years. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes goodwill. The purchase price of the Company’s membership purchases was allocated to identifiable intangible assets and is being amortized over a useful life of five to fifteen years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2002. The purchase price, in thousands, of each business combination includes the payment for net worth and transition costs.

Purchase
	Effective Date	Market	Price

Business Combinations

PrimeONE, Inc. (“PrimeONE”)	February 1, 2000	West Virginia	$ 4,332

Maxicare Louisiana, Inc. (“Maxicare”)	August 1, 2000	Louisiana	$ 2,925

WellPath Community Health Plans (“WellPath”)	October 2, 2000	North Carolina	$ 21,742

Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,600

Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 40,239

Membership Purchases

Prudential Health Care Plan, Inc. (“Prudential”)	February 1, 2000	Missouri	$ 956

Health Partners of the Midwest (“Health Partners”)	January 1, 2001	Missouri	$4,863

Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	April 2, 2001	Kansas	$ 6,498

The following unaudited pro-forma condensed consolidated results of operations assumes the acquisitions of PrimeONE, Maxicare and WellPath health plans occurred on January 1, 2000 (in thousands, except per share data). Blue Ridge, NewAlliance and Mid-America were excluded from this pro-forma due to immateriality.

Year Ended
December 31, 2000
(unaudited)

Operating Revenues	$ 2,798,818
Net earnings	47,495
Earnings per share, basic	0.80
Earnings per share, diluted	0.72

C. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2002.

Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The Company has completed its impairment tests of goodwill and has determined that there was no impairment of goodwill as of January 1, 2002 nor as of October 1, 2002, the Company’s annual revaluation date. The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in thousands):

Balance as of December 31, 2001	$ 237,392
Acquisition of NewAlliance Health Plan, Inc.	6,484
Transition cost adjustments	(130)
Impairment loss	-

Balance as of December 31, 2002	$ 243,746

        The following table presents net earnings and earnings per share amounts restated to exclude goodwill amortization for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data).

	Years Ended December 31,
	2002	2001	2000

Reported net earnings	$ 145,603	$ 84,407	$ 61,340
Goodwill amortization	-	7,517	8,615

Adjusted net earnings	$ 145,603	$ 91,924	$ 69,955

Basic earnings per share	$ 2.46	$ 1.30	$ 1.03
Goodwill amortization	-	0.11	0.15

Adjusted basic earnings per share	$ 2.46	$ 1.41	$ 1.18

Diluted earnings per share	$ 2.38	$ 1.24	$ 0.93
Goodwill amortization	-	0.11	0.13

Adjusted diluted earnings per share	$ 2.38	$ 1.35	$ 1.06

Other Intangible Assets

        The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period

As of December 31, 2002
Amortized other intangible assets:
Customer Lists	$ 25,474	$ 7,745	$ 17,729	5-15 Years
HMO Licenses	10,700	2,842	7,858	15-20 Years

Total amortized other intangible assets	$ 36,174	$ 10,587	$ 25,587

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100	---

Total unamortized other intangible assets	$ 100	$ -	$ 100

Total other intangible assets	$ 36,274	$ 10,587	$ 25,687

As of December 31, 2001
Amortized other intangible assets:
Customer Lists	$ 21,499	$ 5,185	$ 16,314	5-15 Years
HMO Licenses	10,700	2,295	8,405	15-20 Years

Total amortized other intangible assets	$ 32,199	$ 7,480	$ 24,719

        Other intangible amortization expense for the years ended December 31, 2002, 2001 and 2000 was $3.1 million, $2.6 million and $1.5 million, respectively. Estimated intangible amortization expense is $2.3 million for the year ending December 31, 2003 and $2.1 million for the years ending December 31, 2004 through 2006. The weighted-average amortization period is 11.7 years for other intangible assets.

D. PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following (in thousands):

	December 31,		Depreciation
	2002	2001	Period

Land	$ 350	$ 350	---
Buildings and leasehold improvements	12,981	13,055	5-40 Years
Equipment	101,990	90,089	3-7 Years

Sub-total	115,321	103,494

Less accumulated depreciation and amortization	(81,276)	(69,167)

Property and equipment, net	$ 34,045	$ 34,327

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $15.8 million, $15.8 million and $16.9 million, respectively.

E. INVESTMENTS

        The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other than temporary impairments, as other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

        The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2002 and 2001 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2002	Cost	Gain	Loss	Value

State and municipal bonds	$ 277,667	$ 9,191	$ (140)	$ 286,718
US Treasury & agencies securities	146,097	5,186	(185)	151,098
Mortgage-backed securities	127,385	4,928	(40)	132,273
Asset-backed securities	81,493	3,130	(1,397)	83,226
Corporate debt and other securities	265,342	13,953	(258)	279,037

	$ 897,984	$ 36,388	$ (2,020)	$ 932,352

As of December 31, 2001
State and municipal bonds	$ 151,065	$ 2,065	$ (906)	$ 152,224
US Treasury & agencies securities	45,353	830	(85)	46,098
Mortgage-backed securities	101,933	2,915	(160)	104,688
Asset-backed securities	53,951	1,292	(135)	55,108
Corporate debt and other securities	276,783	6,192	(966)	282,009

	$ 629,085	$ 13,294	$ (2,252)	$ 640,127

        The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2002 and December 31, 2001 (in thousands):

	Amortized	Fair
As of December 31, 2002	Cost	Value

Maturities:
Within 1 year	$ 103,620	$ 104,319
1 to 5 years	335,959	353,330
5 to 10 years	240,426	250,266
Over 10 years	217,979	224,437

Total short-term and long-term securities	$ 897,984	$ 932,352

As of December 31, 2001
Maturities:
Within 1 year	$ 126,867	$ 127,642
1 to 5 years	230,626	237,597
5 to 10 years	89,703	91,179
Over 10 years	181,889	183,709

Total short-term and long-term securities	$ 629,085	$ 640,127

        Proceeds from the sale and maturities of investments were $572.8 million, $435.6 million and $425.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Gross investment gains of $1.9 million and gross investment losses of $3.1 million were realized on these sales for the year ended December 31, 2002. This compares to gross investment gains of $4.7 million and gross investment losses of $2.2 million on these sales for the year ended December 31, 2001, and gross investment gains of $0.1 million and gross investment losses of $1.1 million on these sales for the year ended December 31, 2000.

F. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000

Current provision:
Federal	$ 70,892	$ 42,298	$ 21,996
State	7,100	7,851	2,945
Deferred provision:
Federal	1,883	1,263	13,358
State	263	302	2,429

	$ 80,138	$ 51,714	$ 40,728

        The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years Ended December 31,
	2002	2001	2000

Statutory federal tax rate	35.00%	35.00%	35.00%

Effect of:
State income taxes, net of federal taxes	2.30%	3.40%	3.06%
Amortization of goodwill	-	2.19%	3.13%
Tax exempt interest income	(1.13%)	(1.46%)	(1.44%)
Other	(0.67%)	(1.14%)	0.15%

Income tax provision	35.50%	37.99%	39.90%

        The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	December 31,
	2002	2001

Deferred tax assets:
Deferred revenue	$ 5,690	$ 4,774
Medical liabilities	5,186	5,392
Accounts receivable	1,108	1,710
Deferred compensation	10,340	8,496
Other accrued liabilities	20,660	26,272
Other assets	5,634	4,765
Net operating loss carryforwards	25,401	17,708

Gross deferred tax assets	74,019	69,117
Less valuation allowance	(3,252)	(3,252)

Deferred tax asset	$ 70,767	$ 65,865

Deferred tax liabilities:
Other Liabilities	$ (1,103)	$ (11)
Intangibles	(3,562)	(3,117)
Unrealized gain on securities	(12,201)	(4,297)

Gross deferred tax liabilities	(16,866)	(7,425)

Net deferred tax asset	$ 53,901	$ 58,440

        The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 is $3.3 million due to the Company’s belief that the complete realization of a portion of the deferred tax asset resulting from net operating loss carryforwards associated with certain acquisitions is doubtful.

G. EMPLOYEE BENEFIT PLANS

        Stock-Based Compensation

        As of December 31, 2002, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards.

        The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. At the annual meeting of shareholders held on June 8, 2000, the Company’s shareholders voted to increase the shares of common stock authorized for issuance under the Stock Incentive Plan from an aggregate of seven million shares to an aggregate of nine million shares. Shares available for issuance under the Stock Incentive Plan were 662,705 and 1,463,925 as of December 31, 2002 and 2001, respectively.

Stock Options

        Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the market value of the underlying stock at the date of grant. Options generally become exercisable after one year in 20% to 25% increments per year and expire ten years from the date of grant. At December 31, 2002, the Stock Incentive Plan had outstanding options representing 3,800,523 shares of common stock.

        Transactions with respect to stock options granted under the Stock Incentive Plan for the three years ended December 31, 2002 were as follows (shares in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	5,257	$ 9.04	5,204	$ 7.74	6,177	$ 7.92

Granted	470	$ 28.12	599	$ 17.85	299	$ 10.78
Exercised	(1,666)	$ 6.70	(469)	$ 7.40	(881)	$ 7.67
Cancelled	(260)	$ 11.98	(77)	$ 9.94	(391)	$ 7.88

Outstanding at end of year	3,801	$ 12.22	5,257	$ 9.04	5,204	$ 8.09

Exercisable at end of year	2,437	$ 9.10	3,291	$ 7.49	2,380	$ 7.74

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	12/31/2002	Contractual Life	Exercise Prices	12/31/2002	Exercise Price

$ 5.00 - $ 6.99	824	6.7	$ 6.55	633	$ 6.50
$ 7.00 - $ 8.99	985	5.2	$ 7.69	933	$ 7.68
$ 9.00 - $11.99	895	6.5	$ 10.50	631	$ 10.50
$ 12.00 - $ 21.99	637	7.8	$ 17.32	218	$ 16.61
$ 22.00 - $ 32.99	460	9.3	$ 28.38	22	$ 30.26

$ 5.00 - $ 32.99	3,801	6.8	$ 12.22	2,437	$ 9.10

        The weighted-average grant date fair values for options granted in 2002, 2001 and 2000 were $15.66, $10.17 and $6.01, respectively.

Employee Stock Purchase Plan

        The Company’s Employee Stock Purchase Plan, implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.0 million shares of stock for this plan and has issued 10,997, 9,275 and 7,883 shares in 2002, 2001 and 2000, respectively.

Restricted Stock Awards

        During 2002, the Company awarded 527,700 shares of restricted stock with varying vesting periods through May 2006. The fair value of the restricted shares, at the grant date, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.63. The Company recorded compensation expense related to restricted stock grants of $5.7 million, $1.5 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The deferred portion of the restricted stock is $17.2 million at December 31, 2002.

        Employee Retirement Plans

        As of December 31, 2002, the Company had two defined contribution retirement plans qualifying under the Internal Revenue Code Section 401(k), the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”) and the Mid-America Health Partners Inc. 401 (k) and Investment Plan (the “MAH Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. The Savings Plan assets are held by (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the Savings Plan’s participant loans and the Coventry Health Care, Inc. Common Stock.

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

        Several acquisitions have been completed since the adoption of the Savings Plan. Pursuant to specific terms of each acquisition’s respective merger agreement, the surviving entity (1) became an adopting employer of the Savings Plan, and/or (2) commenced participation in the Savings Plan following approval by the Company’s board of directors. Immediately upon participation in the Savings Plan, all participant account balances included in the assets of the former qualified retirement plan were rolled over into the Savings Plan and employees were permitted to commence participation in the Savings Plan except for participants of the former Mid-America Health Partners. All employees of the former Mid-America Health Partners were eligible to participate in the Savings Plan effective December 2, 2002; however their balance in the MAH Plan remained in the MAH Plan. The MAH Plan was terminated effective December 1, 2002 and the Plan assets will remain until the earlier of (i) termination of employment with Coventry or one of it’s affiliates; or (ii) receipt of the Internal Revenue Service determination letter approving the termination of the MAH Plan. No contributions were made to the MAH Plan after December 1, 2002. The MAH Plan assets are held by Fidelity Management Trust Company, as funding agent of the assets held under the terms of the Plan and Trust. All participants in the MAH Plan were 100% vested in employer matching contributions as of December 1, 2002. All costs of the MAH Plan are funded by the Company and participants as they are incurred.

Merged/Acquired Entity	Effective Date

PrimeONE, Inc.(1)(2)	February 1, 2000
WellPath Community Health Plans, LLC(1)(2)	October 2, 2000
Blue Ridge Health Alliance, Inc. (2)	September 1, 2001
NewAlliance Health Plan, Inc.(2)	July 1, 2002
Mid-America Health Partners, Inc.(2)	December 2, 2002

        Supplemental Executive Retirement Plan

        As of December 31, 2002, the Company was the sponsor of a Supplemental Executive Retirement Plan (the “SERP”), currently known as the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the SERP are funded by the Company as they are incurred.

        The cost, principally employer matching contributions, of the Savings Plan and the SERP charged to operations for 2002, 2001 and 2000 was $5.4 million, $5.6 million and $3.7 million, respectively.

H. SENIOR NOTES

        On February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes due 2012 in a private placement. These senior notes have since been registered with the Securities and Exchange Commission. The proceeds from the sale of senior notes were used to purchase, from Principal Health Care, Inc., 7.1 million shares of Coventry common stock and a warrant exercisable, at that time, for 3.1 million shares of Coventry common stock. The aggregate purchase price for the shares of common stock and the warrant was $176.1 million.

        Senior notes interest expense and amortization of issuance costs for the year ended December 31, 2002 was $13.4 million. Interest on the notes is payable on February 15 and August 15 each year. During 2002, the Company paid $7.7 million of interest on the notes.

        The Senior Notes contain certain covenants, including covenants regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the Senior Notes.

I. COMMITMENTS AND CONTINGENCIES

        The Company is contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Senior notes (See Note H)	$ 175,000	$ -	$ -	$ -	$ 175,000
Operating leases	93,516	15,692	29,111	21,228	27,485
Less sublease income	(4,073)	(1,300)	(2,047)	(726)	-

Total contractual obligations	$ 264,443	$ 14,392	$ 27,064	$ 20,502	$ 202,485

        Leases

        The Company operates primarily in leased facilities with original lease terms of up to ten years with options for renewal. Through its acquisitions, the Company has office equipment leases with terms of approximately three years.

        Total rent expense was $15.2 million, $15.3 million and $14.0 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

        Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2002 may result in the assertion of additional claims. The Company carries general liability insurance for each of the Company’s operations on a claims-made basis with varying deductibles for which the Company maintains reserves.

        As a result of significant premium increases required by insurers to renew the Company’s professional malpractice coverage, the Company formed a captive subsidiary, CHC Casualty Risk Retention Group, Inc. (“CRRG”), to provide coverage for these events. CRRG provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. CRRG has an aggregate policy limit of $15 million. On top of the CRRG’s per event limit of $5 million, the Company is co-insured with the Company’s commercial carrier for an additional $10 million. Each year the Company will re-evaluate the most cost effective method for insuring these types of claims. In the opinion of management, the outcome of these actions should not have a material adverse effect on the Company’s financial position or results of operations.

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. The trial court has certified various subclasses of physicians; however, the Company was not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs are currently pursuing class discovery against Coventry and will then file their motion for class certification as to Coventry. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been granted. Although Coventry can not predict the outcome, management believes that the claims asserted in this lawsuit are without merit and the Company intends to defend its position.

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

        Federal Employees Health Benefits Program

        The Company contracts with the OPM to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.

        HealthAmerica Pennsylvania, Inc., the Company’s Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying consolidated financial statements.

J. CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, municipal obligations, mortgage backed securities and money market funds. Investments in marketable securities are managed within guidelines established by the Board of Directors, which emphasize investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

        Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2002. The Company has a risk of incurring losses if such allowances are not adequate.

K. STATUTORY INFORMATION

        The Company’s HMOs, its insurance company subsidiary, CH&L, and CRRG are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs, CH&L and CRRG. During 2002, the Company collected $36.7 million in dividends from its HMO subsidiaries, CH&L and CRRG.

        The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that, if implemented, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the NAIC, incorporates asset risk, underwriting risk, credit risk and business risk components. The Company’s health plans are required to submit a RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

        The RBC results will then be used to determine if the health plan’s statutory net worth is adequate to support the amount of its calculated risk profile. Regulators will also use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

        The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, the total 200% of RBC for all of the Company’s HMO subsidiaries was $237.5 million at December 31, 2002. Combined statutory capital and surplus of the Company’s HMOs was $393.3 million at December 31, 2002 resulting in surplus in excess of 200% of RBC of $155.8 million, up from $72.1 million at December 31, 2001. These statutory reserves for the Company’s HMO subsidiaries, as a percentage of RBC, was 331% and 267% as of December 31, 2002 and 2001, respectively. The increase is due to income from 2002 and capital contributions made by the parent company to HMO subsidiaries in order to comply with newly adopted RBC policies or to prevent the impairment of the subsidiaries’ statutory net worth and offset by dividends paid to the parent company. Some states in which the Company’s HMOs operate require HMOs to maintain deposits with the respective states’ departments of insurance. These deposits totaled $13.9 million at December 31, 2002 and are included as part of cash and cash equivalents and investments.

        For CH&L, 250% of risk-based capital was $16.8 million at December 31, 2002. Total adjusted statutory capital and surplus of CH&L was $40.9 million, resulting in surplus in excess of 250% of RBC of $24.1 million, up from $3.4 million at December 31, 2001. The total statutory reserve for CH&L, as a percentage of RBC, was 609% and 283% as of December 31, 2002 and 2001, respectively. The increase is primarily due to income from 2002. Statutory deposits for CH&L as of December 31, 2002 totaled approximately $3.9 million.

        For CRRG, 200% of risk-based capital was $1.8 million at December 31, 2002. Total adjusted statutory capital and surplus of CRRG was $3.0 million, resulting in excess of 200% of RBC of $1.2 million. The Company made a capital contribution of $3.0 million to CRRG during 2002.

L. OTHER INCOME

        Other income for the years ended December 31, 2002, 2001 and 2000 includes investment income, net of fees, of approximately $40.9 million, $43.2 million and $41.2 million, respectively.

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

        Subsequently, during the fourth quarter of 2000, the Company was notified that it would be receiving a distribution from the AHERF bankruptcy proceedings. In addition, the Company was in the final stages of renegotiating most of its AHERF related lease obligations. These events necessitated a re-estimation of the Company’s remaining lease liabilities. This re-estimation resulted in an additional release from the Company’s AHERF reserve of $4.3 million. This release and an estimation of the bankruptcy proceeds of $4.1 million was reflected as a gain in the 2000 results.

        The balance of the AHERF reserve at December 31, 2002 was $2.8 million and represents the Company’s remaining obligations under the settlement (e.g. vacant office leases) and will be expended through August 2007.

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

        The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

			Per Share
	Earnings	Shares	Amount

Year Ended December 31, 2002
Basic earnings per share	$ 145,603	59,201	$ 2.46
Effect of dilutive securities:
Options and warrants		2,043

Diluted earnings per share	$ 145,603	61,244	$ 2.38

Year Ended December 31, 2001
Basic earnings per share
Earnings before cumulative effect - SFAS No. 133	$ 83,529	64,990	$ 1.29
Cumulative effect - SFAS No. 133	878	-	0.01

Basic earnings per share	$ 84,407	64,990	$ 1.30

Diluted earnings per share
Earnings before cumulative effect - SFAS No. 133	$ 83,529	64,990
Effect of dilutive securities:
Options and warrants		2,885

	$ 83,529	67,875	$ 1.23
Cumulative effect - SFAS No. 133	878	-	0.01

Diluted earnings per share	$ 84,407	67,875	$ 1.24

Year Ended December 31, 2000
Basic earnings per share	$ 61,340	59,521	$ 1.03
Effect of dilutive securities:
Options and warrants		2,123
Redeemable convertible preferred stock		4,113

Diluted earnings per share	$ 61,340	65,757	$ 0.93

O. SHARE REPURCHASE PROGRAM

        On December 20, 1999, the Company announced a program to purchase up to 5% of its outstanding common stock. In August 2002, the Company’s Board of Directors approved the repurchase of up to an additional 5% of the Company’s outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, the Company purchased 2.2 million shares of the Company’s common stock in 2002 at an aggregate cost of $65.5 million. The total remaining common shares the Company is authorized to repurchase under the program, including the new authorization, is approximately 2.5 million as of December 31, 2002.

P. SEGMENT INFORMATION

        The Company has three reportable segments: Commercial, Medicare and Medicaid products. The products are provided to a cross section of employer groups and individuals throughout the Company’s health plans. Commercial products include HMO, PPO and POS products. HMO products provide comprehensive health care benefits to members through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Years Ended December 31,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2002
Revenues	$ 2,614,370	$ 432,556	$ 457,289	$ 3,504,215
Medical costs	2,163,709	371,538	384,252	2,919,499

Gross margin	$ 450,661	$ 61,018	$ 73,037	$ 584,716
MLR	82.8%	85.9%	84.0%	83.3%

2001
Revenues	$ 2,347,614	$ 352,130	$ 383,081	$ 3,082,825
Medical costs	2,016,182	314,867	319,944	2,650,993

Gross margin	$ 331,432	$ 37,263	$ 63,137	$ 431,832
MLR	85.9%	89.4%	83.5%	86.0%

2000
Revenues	$ 1,859,155	$ 404,090	$ 293,708	$ 2,556,953
Medical costs	1,587,127	359,652	246,120	2,192,899

Gross margin	$ 272,028	$ 44,438	$ 47,588	$ 364,054
MLR	85.4%	89.0%	83.8%	85.8%

Q. QUARTERLY FINANCIAL DATA (unaudited)

        The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2002 and 2001.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Operating revenues	$848,549	$890,113	$891,953	$946,290
Operating earnings	36,493	51,437	55,983	56,757
Earnings before income taxes	44,091	56,746	62,302	62,602
Net earnings	28,439	36,601	40,185	40,378
Basic earnings per share	0.47	0.62	0.68	0.69
Diluted earnings per share	0.45	0.60	0.66	0.67

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2001 (1)	2001	2001	2001

Operating revenues	$751,411	$786,699	$794,682	$814,453
Operating earnings	18,866	21,019	24,216	27,007
Earnings before income taxes	30,235	32,935	34,919	36,592
Earnings before cumulative effect	18,591	20,418	21,650	22,870
Net earnings	19,469	20,418	21,650	22,870
Basic earnings per share before
cumulative effect	0.29	0.32	0.33	0.35
Diluted earnings per share before
cumulative effect	0.27	0.30	0.32	0.34
Basic earnings per share	0.30	0.32	0.33	0.35
Diluted earnings per share	0.29	0.30	0.32	0.34

  As a result of adopting SFAS No. 133, the Company recorded a gain of $0.9 million, net of tax, in the first quarter of 2001 related to one financial instrument classified as derivative in nature. The gain was shown separately as a cumulative effect of a change in accounting principle.

R. SUBSEQUENT EVENT (UNAUDITED)

        On February 3, 2003, the Company completed its acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PersonalCare will be included in the Company’s consolidated financial statements. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. PersonalCare had approximately 78,000 commercial members in the Central and Southern Illinois regions.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required to be furnished in Item 9 was previously reported in our Form 8-K dated May 15, 2002, and is not included herein pursuant to Instruction 1 to Item 9.

PART III

Item 10: Directors and Executive Officers of the Registrant.

        The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on June 5, 2003, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of our Company”.

Item 11: Executive Compensation.

        The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on June 5, 2003, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the captions “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers,” and “Equity Compensation Plan Information” in our Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on June 5, 2003, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on June 5, 2003, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 14: Controls and Procedures

        Within ninety days prior to the filing date of this quarterly report, we performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements
		Form 10-K
		Pages

	Reports of Independent Public Accountants	46 - 47
	Consolidated Balance Sheets, December 31, 2002 and 2001	48
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	49
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	50
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	51
	Notes to Consolidated Financial Statements, December 31, 2002, 2001 and 2000	52 - 70

	2. Financial Statements Schedules

	Schedule V - Valuation and Qualifying Accounts	S - 1

3. Exhibits Required To Be Filed By Item 601 Of Regulation S-K

Exhibit
No.	Description of Exhibit

2.1	Agreement, dated November 30, 2001, between Coventry Health Care, Inc. and Principal Life Insurance Company. (Incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-3, Registration Statement No. 333-74280).

3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-4, Registration Statement No. 333-45821).

3.2.1	Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-4, Registration Statement No. 333-45821).

3.2.2	Amendment No. 1 to the Bylaws of Coventry Health Care, Inc. effective as of November 8, 2001 (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-4, Registration Statement No. 333-83106).

4.1	Specimen Common Stock Certificate

4.2.1	Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 8, 1998).

4.2.2	Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 21, 1998).

4.2.3	Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2.3 to the Company’s Annual Report on Form 10-K dated March 28, 2001).

4.2.4	Amendment No. 3 to Rights Agreement, dated as of March 5, 2003, by and between Coventry Health Care, Inc. and Mellon Investor Services LLC, formerly ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2.4 to the Company’s Current Report on Form 8-K dated March 5, 2003).

4.3.1	Amended and Restated Securities Purchase Agreement dated as of April 2, 1997, by and among Coventry Corporation, Warburg, Pincus Ventures, L.P. and Franklin Capital Associates III, L.P. (Incorporated by reference to Exhibit 10 to Coventry Corporation’s Form 8-K dated May 7, 1997).

4.3.2	Amendment No. 1 to Amended and Restated Securities Purchase Agreement dated August 1, 1998 between Coventry Health Care, Inc. (successor by merger to Coventry Corporation) and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998).

4.4	Shareholders’ Agreement dated as of May 5, 2000, by and among Coventry Health Care, Inc., Warburg, Pincus Ventures, L.P., a Delaware limited partnership, Warburg, Pincus Equity Partners, L.P., a Delaware limited partnership, Warburg, Pincus Netherlands Equity Partners I, C.V., a Netherlands limited partnership, Warburg, Pincus Netherlands Equity Partners II, C.V., a Netherlands limited partnership, and Warburg, Pincus Netherlands Equity Partners III, C.V., a Netherlands limited partnership. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, Quarterly Report for the quarter ended September 30, 2000).

4.5	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.6	Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Form S-4, Registration Statement No. 333-83106).

4.7	Registration Rights Agreement dated as of February 1, 2002, by and among Coventry Health Care, Inc. and Salomon Smith Barney Inc., Goldman, Sachs & Co., Lehman Brothers Inc. and CIBC World Markets Corp., as Representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-4, Registration Statement No. 333-83106).

4.8	Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to the Company’s Form S-4, Registration Statement No. 333-83106).

10.1	Employment Agreement effective as of January 1, 2001, between Allen F. Wise and the Company (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2	Employment Agreement effective as of January 1, 2001 between Thomas P. McDonough and the Company (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.3	Employment Agreement effective as of January 1, 2001 between Dale B. Wolf and the Company (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.4.1	Employment Letter dated May 22, 1998 between James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.4.2	Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.5	Employment Agreement effective as of September 1, 2001 between Harvey C. DeMovick, Jr. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6	Employment Agreement effective as of September 1, 2001 between Thomas C. Zielinski and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7	Employment Agreement effective as of August 27, 2001, between Richard J. Gilfillan and Coventry Health Care, Inc.

10.8	Form of Company’s Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Janet M. Stallmeyer, Francis S. Soistman, Jr., Ronald M. Chaffin, Bernard J. Mansheim, M. D., Thomas Davis (included executive’s right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), and J. Stewart Lavelle (includes executive’s right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate) (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.9	Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.10	1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.11	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12	Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.13	Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	2001 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, Quarterly Report, for the quarter ended March 31, 2001)

10.16	2002 Management Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.17	2003 Management Incentive Plan

10.18.1	Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of September 1, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.18.2	Amendment to the Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of August 1, 2002.

10.19.1	Coventry Health Care, Inc. Retirement Savings Plan, as amended and restated, effective April 1, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.19.2	Amendment No. 1 to the Company’s Retirement Savings Plan executed as of May 14, 2002.

10.19.3	Amendment No. 2 to the Company’s Retirement Savings Plan executed as of October 29, 2002.

10.20.1	Coventry Corporation Supplemental Executive Retirement ("SERP") Plan effective July 1, 1994 (Incorporated by reference to Exhibit 4.2 to Coventry Corporation’s Form S-8, Registration Statement No. 33-81358).

10.20.2	First Amendment to SERP dated December 31, 1996 (Incorporated by reference to Exhibit 10.19 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.20.3	Second Amendment to SERP dated July 15, 1997 (Incorporated by reference to Exhibit 10.20 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.20.4	Third Amendment to SERP dated April 30, 1998 (Incorporated by reference to Exhibit 10.32.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.20.5	Fourth Amendment to SERP dated November 4, 1999. (Incorporated by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.21	Coventry Share Plan, as amended and restated, effective as of September 1, 2002

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

23.2	Statement Regarding Consent of Arthur Andersen LLP

99.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

99.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	March 20, 2003	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer
and Director

Date:	March 20, 2003	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief
Financial Officer and Treasurer

Date:	March 20, 2003	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ John H. Austin, M.D.	Chairman of the Board and Director	March 20, 2003

John H. Austin, M.D.

	By: /s/ Allen F. Wise	President, Chief Executive Officer and Director	March 20, 2003

Allen F. Wise

	By: /s/ Dale B. Wolf	Executive Vice President, Chief Financial Officer and Treasurer	March 20, 2003

Dale B. Wolf

	By: /s/ Lawrence N. Kugelman	Director	March 20, 2003

Lawrence N. Kugelman

	By: /s/ Emerson D. Farley, Jr., M.D.	Director	March 20, 2003

Emerson D. Farley, Jr., M.D.

Director

Joel Ackerman

	By: /s/ Elizabeth E. Tallett	Director	March 20, 2003

Elizabeth E. Tallett

	By: /s/ Timothy T. Welglicki	Director	March 20, 2003

Timothy T. Weglicki

	By: /s/ Robert W. Morey	Director	March 21, 2003

Robert W. Morey

Director

Rodman W. Moorhead, III

CERTIFICATIONS

I, Allen F. Wise, certify that:

  I have reviewed this annual report on Form 10-K of Coventry Health Care, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

CERTIFICATIONS

I, Dale B. Wolf, certify that:

  I have reviewed this annual report on Form 10-K of Coventry Health Care, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

S-1

SCHEDULE V
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions Charged to	Deductions	Balance at
	Beginning of Period	Income Statement (1)	(Charge Offs) (1)	End of Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$ 4,252	$ 888	$ (2,255)	$ 2,885

Year ended December 31, 2001:
Allowance for doubtful accounts	$ 4,886	$ 4,601	$ (5,235)	$ 4,252

Year ended December 31, 2000:
Allowance for doubtful accounts	$ 5,548	$ 5,848	$ (6,510)	$ 4,886
  Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge-offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

4.1	Specimen Common Stock Certificate

10.7	Employment Agreement effective as of August 27, 2001, between Richard J. Gilfillan and Coventry Health Care, Inc.

10.17	2003 Management Incentive Plan

10.18.2	Amendment to the Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of August 1, 2002.

10.19.2	Amendment No. 1 to the Company’s Retirement Savings Plan executed as of May 14, 2002.

10.19.3	Amendment No. 2 to the Company’s Retirement Savings Plan executed as of October 29, 2002.

10.21	Coventry Share Plan, as amended and restated, effective as of September 1, 2002

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

23.2	Statement Regarding Consent of Arthur Andersen LLP

99.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

99.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

Note: This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K.