Form 10-Q
period 2003-03-31
COVENTRY HEALTH CARE INC
filed 2003-05-06
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes☑ NO☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock $.01 Par Value	58,990,689

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 250,481	$ 186,768
Short-term investments	47,235	57,895
Accounts receivable, net	85,768	71,044
Other receivables, net	63,093	63,943
Deferred income taxes	41,343	36,861
Other current assets	9,200	7,764

Total current assets	497,120	424,275

Long-term investments	888,459	874,457
Property and equipment, net	32,068	34,045
Goodwill	257,619	243,746
Other intangible assets, net	25,798	25,687
Other long-term assets	41,641	41,230

Total assets	$ 1,742,705	$ 1,643,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 537,471	$ 497,318
Other medical liabilities	69,558	61,281
Accounts payable and other accrued liabilities	182,472	178,577
Deferred revenue	55,319	63,536

Total current liabilities	844,820	800,712

Senior notes	175,000	175,000
Other long-term liabilities	22,048	21,691

Total liabilities	1,041,868	997,403

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 68,659,570 shares issued and 58,966,465
outstanding in 2003; and 68,484,702 shares issued
and 58,788,297 outstanding in 2002	687	685
Treasury stock, at cost, 9,693,105 and 9,696,405 shares in 2003
and 2002, respectively	(205,574)	(205,644)
Additional paid-in capital	535,253	530,322
Accumulated other comprehensive income	22,456	22,167
Retained earnings	348,015	298,507

Total stockholders’ equity	700,837	646,037

Total liabilities and stockholders’ equity	$ 1,742,705	$ 1,643,440

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2003	2002

Operating revenues:
Managed care premiums	$ 1,043,308	$ 831,229
Management services	22,110	17,320

Total operating revenues	1,065,418	848,549

Operating expenses:
Medical costs	861,270	702,769
Selling, general and administrative	130,086	104,658
Depreciation and amortization	4,608	4,629

Total operating expenses	995,964	812,056

Operating earnings	69,454	36,493

Senior notes interest expenses, net	3,677	2,445
Other income, net	10,388	10,043

Earnings before income taxes	76,165	44,091

Provision for income taxes	26,658	15,652

Net earnings	$ 49,507	$ 28,439

Net earnings per share:
Basic earnings per share	$ 0.85	$ 0.47

Diluted earnings per share	$ 0.83	$ 0.45

Weighted average common shares outstanding:
Basic	57,978	60,668
Effect of dilutive options and warrants	1,669	2,589

Diluted	59,647	63,257

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2003	2002

Net cash provided by operating activities	$ 59,519	$ 21,834

Cash flows from investing activities:
Capital expenditures, net	(1,433)	(2,292)
Sales and maturities of investments	160,879	83,710
Purchases of investments	(141,107)	(158,290)
Payments for acquisitions, net of cash acquired	(16,045)	(1,076)

Net cash provided by (used in) investing activities	2,294	(77,948)

Cash flows from financing activities:
Proceeds from issuance of stock	1,900	1,874
Payments for repurchase of stock	--	(176,070)
Proceeds from issuance of senior notes, net	--	170,500

Net cash provided by (used in) financing activities	1,900	(3,696)

Net increase (decrease) in cash and cash equivalents	63,713	(59,810)

Cash and cash equivalents at beginning of period	186,768	312,364

Cash and cash equivalents at end of period	$ 250,481	$ 252,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7,109	$ --
Income taxes paid, net	$ 9,914	$ 10,417
Non-cash item - Restricted stock	$ --	$ --
Non-cash item - Tax benefit of stock options exercised	$ 1,234	$ 1,616

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Coventry Health Care, Inc. and Subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 24, 2003.

B.   SIGNIFICANT ACCOUNTING POLICIES

      The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees.” Until the accounting rules change, the Company does not currently expect to transition to the fair value method of accounting for stock-based compensation. Had compensation cost been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 - “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarters Ended March 31,
	2003	2002

Net earnings, as reported	$ 49,507	$ 28,439

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	1,215	435

Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards, net of tax	(2,069)	(1,175)

Net earnings, pro-forma	$ 48,653	$ 27,699

EPS, basic - as reported	$ 0.85	$ 0.47

EPS, basic - pro-forma	$ 0.84	$ 0.46

EPS, diluted - as reported	$ 0.83	$ 0.45

EPS, diluted - pro-forma	$ 0.82	$ 0.44

C.   ACQUISITIONS

      Effective February 1, 2003, the Company completed its acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the operating results of PersonalCare have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, PersonalCare had approximately 78,000 commercial members in Illinois.

D.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through March 31, 2003.

Goodwill

     As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The changes in the carrying amount of goodwill for the quarter ended March 31, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$ 243,746
Acquisition of PersonalCare Health Management, Inc.	13,873
Impairment loss	-

Balance as of March 31, 2003	$ 257,619

Other Intangible Assets

     The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Period

As of March 31, 2003
Amortized other intangible assets:
Customer Lists	$ 26,369	$ 8,393	$ 17,976	5-15 Years
HMO Licenses	10,700	2,978	7,722	15-20 Years

Total amortized other intangible assets	$ 37,069	$ 11,371	$ 25,698

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100

Total unamortized other intangible assets	$ 100	$ -	$ 100

Total other intangible assets	$ 37,169	$ 11,371	$ 25,798

As of December 31, 2002
Amortized other intangible assets:
Customer Lists	$ 25,474	$ 7,745	$ 17,729	5-15 Years
HMO Licenses	10,700	2,842	7,858	15-20 Years

Total amortized other intangible assets	$ 36,174	$ 10,587	$ 25,587

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100

Total unamortized other intangible assets	$ 100	$ -	$ 100

Total other intangible assets	$ 36,274	$ 10,587	$ 25,687

     As a result of the PersonalCare acquisition, discussed in Note C, the Company established a $0.9 million customer list intangible.

    Other intangible asset amortization expense for both quarters ended March 31, 2003 and 2002 was $0.8 million. Estimated intangible asset amortization expense is $2.4 million for the year ending December 31, 2003 and $2.2 million for the years ending December 31, 2004 through 2007. The weighted-average amortization period is approximately 12 years for other intangible assets.

E.   SENIOR NOTES

     As described in the Company’s December 31, 2002 Form 10-K, on February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes. As required under the terms of the senior notes, the Company made an interest payment of $7.1 million during the quarter ended March 31, 2003. The Company has complied with all covenants under the senior notes.

F.   CONTINGENCIES

Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2003 may result in the assertion of additional claims. The Company carries general liability insurance for each of the Company’s operations on a claims-made basis with varying deductibles for which the Company maintains reserves. The Company carries malpractice insurance through its captive subsidiary.

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

Federal Employees Health Benefits Program,

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

     HealthAmerica Pennsylvania, Inc., the Company’s Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 - 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying consolidated financial statements.

G.   SEGMENT INFORMATION

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

     The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended March 31,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2003
Revenues	$ 800,682	$ 117,910	$ 124,716	$ 1,043,308
Medical costs	648,347	102,021	110,902	861,270

Gross margin	$ 152,335	$ 15,889	$ 13,814	$ 182,038
MLR	81.0%	86.5%	88.9%	82.6%

2002
Revenues	$ 609,194	$ 103,982	$ 118,053	$ 831,229
Medical costs	512,460	92,458	97,851	702,769

Gross margin	$ 96,734	$ 11,524	$ 20,202	$ 128,460
MLR	84.1%	88.9%	82.9%	84.5%

H.   COMPREHENSIVE INCOME

     Comprehensive income for the quarters ended March 31, 2003 and 2002 is as follows (in thousands):

	Quarters Ended March 31,
	2003	2002

Net earnings	$ 49,507	$ 28,439
Other comprehensive gain (loss):
Holding gain (loss)	887	(6,913)
Reclassification adjustment	(439)	(248)

Sub-total	448	(7,161)
Tax (provision) benefit	(159)	2,793

Comprehensive income	$ 49,796	$ 24,071

I.    SUBSEQUENT EVENTS

     At the time of this filing, no such events have occurred.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2003 and 2002

     The statements contained in this Form 10-Q that are not historical are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or similar expressions. These forward-looking statements include all statements that are not statements of historical fact as well as those regarding our intent, belief or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss and future operations. These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002. Actual operations and results may differ materially from those expressed in this Form 10-Q.

     Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

     The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 24, 2003, including the critical accounting policies discussed therein. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission and free of charge, on the Internet at www.cvty.com.

General Overview

     We are a leading publicly traded managed health care company with approximately 2.1 million members, excluding our network rental members, as of March 31, 2003. We operate health plans under the names Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, PersonalCare, Southern Health and WellPath. We operate a diversified portfolio of local market health plans serving 13 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. Our health plans generally are located in small to mid-sized metropolitan areas.

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

     In determining our IBNR liabilities, we employ standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. We also consider utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as the rate of claims submissions, claim payment backlogs and the timing of provider reimbursements. Estimates are reviewed by our underwriting, finance and accounting personnel and other appropriate health plan and corporate personnel. Changes in assumptions for medical costs caused by changes in actual experience, changes in the delivery system, changes in pricing due to ancillary capitation and fluctuations in the claims submissions or backlog could cause these estimates to be revised in the near term. We continually monitor and review our IBNR reserves, and as actual payments are made or accruals adjusted, reflect these differences in current operations. Medical costs are affected by a variety of factors, including the severity and frequency of claims. These factors are difficult to predict and may not be entirely within our control. We continually refine our actuarial practices to incorporate new cost events and trends.

Membership

     The following tables show our total risk and non-risk members as of March 31, 2003 and 2002.

	March 31, 2003
	Commercial Risk		Governmental Programs

	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Delaware	40,000	10,000	-	-	54,000	104,000
Georgia	24,000	19,000	-	-	29,000	72,000
Illinois (Central)	64,000	13,000	-	-	-	77,000
Iowa	63,000	11,000	-	2,000	15,000	91,000
Kansas	152,000	38,000	15,000	-	51,000	256,000
Louisiana	43,000	30,000	-	-	-	73,000
Missouri (St. Louis)	97,000	78,000	15,000	185,000	50,000	425,000
Nebraska	17,000	22,000	-	-	6,000	45,000
North Carolina	59,000	7,000	-	9,000	40,000	115,000
Pennsylvania	200,000	226,000	30,000	80,000	115,000	651,000
Virginia	62,000	32,000	-	15,000	40,000	149,000
West Virginia	38,000	12,000	3,000	16,000	4,000	73,000

Total	859,000	498,000	63,000	307,000	404,000	2,131,000

	March 31, 2002
	Commercial Risk		Governmental Programs

	HMO	PPO/POS	Medicare	Medicaid	Non-Risk	Total

Delaware	40,000	12,000	-	46,000	60,000	158,000
Georgia	22,000	19,000	-	-	14,000	55,000
Illinois (Central)	-	-	-	-	-	-
Iowa	63,000	8,000	-	3,000	14,000	88,000
Kansas	119,000	49,000	15,000	-	-	183,000
Louisiana	38,000	28,000	-	-	-	66,000
Missouri (St. Louis)	82,000	63,000	17,000	148,000	51,000	361,000
Nebraska	20,000	16,000	-	-	5,000	41,000
North Carolina	39,000	13,000	-	7,000	32,000	91,000
Pennsylvania	154,000	212,000	24,000	45,000	102,000	537,000
Virginia	29,000	67,000	-	13,000	39,000	148,000
West Virginia	41,000	11,000	3,000	17,000	5,000	77,000

Total	647,000	498,000	59,000	279,000	322,000	1,805,000

     Total membership, excluding network rental membership of 786,000, increased by 18.1% from the prior year’s first quarter. The increase is attributable to the acquisition of PersonalCare in the current quarter, Mid-America in the fourth quarter of 2002, and NewAlliance in the second quarter of 2002 and organic growth. Medicaid membership increased due to an expansion into additional counties and the withdrawal of a competitor in our Missouri market and due to the introduction of a new product in our Pennsylvania market, offset by our exit from the Delaware Medicaid business representing approximately 43,000 members. Non-risk membership increased as a result of the Mid-America and NewAlliance acquisitions mentioned above and from additional organic membership obtained in our Georgia market.

Acquisitions

     Effective February 1, 2003, we completed our acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PersonalCare have been included in our consolidated financial statements since the date of acquisition. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, PersonalCare had approximately 78,000 commercial members in Illinois.

Results of Operations

     The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2003 and 2002 (in thousands, except percentages and membership data).

	Quarters Ended March 31,		Increase
	2003	2002	(Decrease)

Operating revenues:
Managed care premiums	$ 1,043,308	$ 831,229	$ 212,079	25.5%
Management services	22,110	17,320	4,790	27.7%

Total operating revenues	$1,065,418	$848,549	$216,869	25.6%

Operating expenses:
Medical costs	$ 861,270	$ 702,769	$ 158,501	22.6%
Selling, general and administrative	130,086	104,658	25,428	24.3%
Depreciation and amortization	4,608	4,629	(21)	(0.5%)

Total operating expenses	995,964	812,056	183,908	22.6%
Operating earnings	69,454	36,493	32,961	90.3%

Net earnings	$ 49,507	$ 28,439	$ 21,068	74.1%
Basic earnings per share	$ 0.85	$ 0.47	$ 0.38	80.9%
Diluted earnings per share	$ 0.83	$ 0.45	$ 0.38	84.4%

Medical loss ratios:
Commercial	81.0%	84.1%	(3.1%)
Medicare	86.5%	88.9%	(2.4%)
Medicaid	88.9%	82.9%	6.0%

Total	82.6%	84.5%	(1.9%)

Administrative ratios:
Selling, general, and administrative	12.2%	12.3%	(0.1%)
Days in medical claims liabilities	56.16	61.55	(5.39)
Days in other medical liabilities	7.27	8.34	(1.07)

     Managed care premium revenue increased from the prior year’s first quarter as a result of rate increases on renewals that occurred throughout all markets, organic membership growth, and acquisitions. Commercial yields increased by an average of 12.7% over first quarter 2002 on a per member per month (“PMPM”) basis, to $200.88 PMPM. We expect Commercial rate increases on renewals to exceed 13% for the remainder of 2003. Medicare yields increased by an average of 5.5% over first quarter 2002 on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics.

     Management services revenue increased from the prior year’s first quarter due to the increase in non-risk membership discussed above.

     Medical costs increased from the prior year’s first quarter due to organic membership growth, acquisitions, and medical trend.

     Our medical loss ratio improved 1.9% from the prior year’s first quarter to 82.6%. This favorable change was attributable to our commercial business, which improved from 84.1% to 81.0% as a result of the commercial rate increases mentioned above outpacing commercial medical trend. This was offset by an increase in the medical loss ratio for our Medicaid product which reflects the changes in the geographical markets in which we operate, and an increase in membership in a capitated service. We exited from the Delaware market on July 1, 2002. Within our Pennsylvania market, membership in our capitated Medicaid behavioral health program has increased by 33,000 members. This program is high in its medical loss ratio, but lower in risk to our Company.

     Selling, general and administrative expense increased from the prior year’s first quarter primarily due to increased costs associated with acquisitions and an increase in broker commissions. Broker commissions have increased due to the growth in both membership and in premium yields. As a percentage of revenue, selling, general and administrative expense decreased by 0.1%.

     Senior notes interest and amortization expense increased from the prior year’s first quarter due to the issuance of our senior notes on February 1, 2002. The prior year’s first quarter represented two months of interest and amortization expense compared to three months in the current quarter.

     Our provision for income taxes increased from the prior year’s first quarter due to an increase in earnings before taxes offset by a decrease in the effective tax rate. The effective tax rate was 35.0% and 35.5% for the three months ended March 31, 2003 and 2002, respectively. This decrease in the tax rate is the result of strategic tax planning.

Liquidity and Capital Resources

     Consolidated

     Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $21.3 million restricted under state regulations, increased to $1.2 billion at March 31, 2003 from $1.1 billion at December 31, 2002.

     We have classified all of our investments as available-for-sale. Our investments at March 31, 2003 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

As of March 31, 2003
Maturities:
Within 1 year	$ 114,814	$ 116,048
1 to 5 years	323,689	340,450
5 to 10 years	274,427	285,412
Over 10 years	187,949	193,784

Total short-term and long-term securities	$ 900,879	$ 935,694

          Net cash provided by operating activities for the quarter ended March 31, 2003 increased over the prior year’s same quarter primarily due to an increase in deferred revenue related to the timing of premium payments and an increase in net earnings. These increases were offset by a senior note interest payment made in the current quarter that was not required in the prior year’s quarter. Cash flows from investing activities for the quarter ended March 31, 2003 changed due to a change in net sales, maturities, and purchases. Due to the timing of certain sales and maturities at the end of this current quarter and due to the difficulty in locating appropriate investments as a result of the lower interest rate environment, we had a large balance of cash equivalents as of March 31, 2003. As appropriate investments are identified, funds will be invested according to our investment policies and procedures as described in “Item 3: Quantitative and Qualitative Disclosures of Market Risk”. Cash flows from financing activities for the quarter ended March 31, 2003 changed from the prior year’s same quarter due to the repurchase of shares of our common stock and a warrant, offset by proceeds from the issuance of our senior notes. During the quarter ended March 31, 2003, we did not make any purchases of our common stock.

     Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual maturity of 3.61 years, as of March 31, 2003. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $540.8 million at March 31, 2003 from $498.0 million at December 31, 2002.

    Health Plans

     Our HMOs, our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), and our captive subsidiary, CHC Risk Retention Group, Inc. (“CRRG”) are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs, CH&L and CRRG. During the quarter ended March 31, 2003, the parent collected $35.0 million in dividends from a subsidiary subject to such regulatory restrictions.

     The majority of states in which we operate health plans have adopted a Risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, we maintain all of our health plans at this standard. The total surplus in excess of 200% for all of our HMO subsidiaries was approximately $161.2 million at March 31, 2003, up from $155.8 million at December 31, 2002. These total statutory reserves for our HMO subsidiaries, as a percentage of RBC, was 346% and 331% as of March 31, 2003 and December 31, 2002, respectively. The increase is primarily due to current quarter earnings from our HMO subsidiaries offset by dividends paid to the parent.

     CH&L had surplus in excess of 250% of RBC of approximately $28.4 million and $24.1 million at March 31, 2003 and December 31, 2002, respectively. The total statutory reserve for CH&L, as a percentage of RBC, was 674% and 609% as of March 31, 2003 and December 31, 2002, respectively. The increase is primarily due to income from the first quarter of 2003.

     CRRG had surplus in excess of 200% of RBC of approximately $1.2 million at both March 31, 2003 and December 31, 2002. The total statutory reserve for CRRG, as a percentage of RBC, was 328% and 325% as of March 31, 2003 and December 31, 2002, respectively.

     Excluding funds held by entities subject to regulation, we had cash and investments of approximately $108.9 million and $86.7 million at March 31, 2003 and December 31, 2002, respectively. The increase in non-regulated cash and investments is primarily a result of a dividend received from a subsidiary mentioned above and ordinary operating activities offset by a payment for an acquisition. During the quarter ended March 31, 2003, we did not make any capital contributions to our regulated subsidiaries.

    Other

     Projected capital investments in 2003 of approximately $13.7 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of March 31, 2003, approximately $1.4 million has been spent.

     The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We have spent approximately $1.0 million on compliance matters for the three months ended March 31, 2003. We anticipate spending approximately $5.5 million in 2003, of which approximately $1.1 million will be capitalized, related to our compliance with the electronic transaction code sets, provider identifier standards, and security and patient information privacy standards.

     Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through December 31, 2003.

Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We carry professional malpractice insurance through our captive subsidiary.

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

Legislation and Regulation

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

     HealthAmerica Pennsylvania, Inc., our Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 - 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. We have responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and have provided additional information to support our positions. Although we can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying financial statements.

ITEM 3:   Quantitative and Qualitative Disclosures of Market Risk

     Under a policy approved by our Board of Directors, we invest primarily in marketable U.S. Government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

      We have established policies and procedures to manage our exposure to changes in the fair value of our investments. Our policies include an emphasis on credit quality and the management of our portfolio's duration, profile and security mix. We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

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

      No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     Our projections of hypothetical net losses in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projection is based on a duration model, which tests hypothetical changes in interest rates of positive and negative 100, 200 and 300 basis points. The model excludes cash, and assumes instantaneous changes in interest rates. While we believe that the potential market rate change is reasonably possible, actual results may differ.

Increase (Decrease) in fair value of portfolio
given an interest rate (decrease) increase of X basis points
As of March 31, 2003
(in thousands)

(300)	(200)	(100)	100	200	300

$ 91,230	$ 60,820	$ 30,410	$ (30,410)	$ (60,820)	$ (91,230)

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

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We carry professional malpractice insurance through our captive subsidiary.

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

     In connection with an amendment to our shareholder rights plan, we filed a current report on Form 8-K with the Securities and Exchange Commission on March 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: May 6, 2003	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: May 6, 2003	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 6, 2003	By: /s/ John J. Ruhlmann

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

Date: May 6, 2003	By: /s/ Allen F. Wise

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

Date: May 6, 2003	By: /s/ Dale B. Wolf

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