Form 10-Q
period 2003-06-30
COVENTRY HEALTH CARE INC
filed 2003-08-12
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock $.01 Par Value	59,875,852

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 230,105	$ 186,768
Short-term investments	74,645	57,895
Accounts receivable, net	79,551	71,044
Other receivables, net	55,464	63,943
Deferred income taxes	42,332	36,861
Other current assets	10,989	7,764

Total current assets	493,086	424,275

Long-term investments	971,746	874,457
Property and equipment, net	31,730	34,045
Goodwill	257,619	243,746
Other intangible assets, net	25,237	25,687
Other long-term assets	43,438	41,230

Total assets	$1,822,856	$1,643,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$527,115	$497,318
Other medical liabilities	61,211	61,281
Accounts payable and other accrued liabilities	200,303	178,577
Deferred revenue	49,178	63,536

Total current liabilities	837,807	800,712

Senior notes	175,000	175,000
Other long-term liabilities	27,471	21,691

Total liabilities	1,040,278	997,403

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; 69,362,634 shares issued and 59,906,065 outstanding in 2003; and 68,484,702 shares issued and 58,788,297
outstanding in 2002	694	685
Treasury stock, at cost, 9,456,569 and 9,696,405 shares in 2003 and 2002, respectively	(202,046)	(205,644)
Additional paid-in capital	544,718	530,322
Accumulated other comprehensive income	27,771	22,167
Retained earnings	411,441	298,507

Total stockholders’ equity	782,578	646,037

Total liabilities and stockholders’ equity	$1,822,856	$1,643,440

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Operating revenues:
Managed care premiums	$1,074,983	$ 871,927	$2,118,290	$ 1,703,156
Management services	21,448	18,186	43,558	35,507

Total operating revenues	1,096,431	890,113	2,161,848	1,738,663

Operating expenses:
Medical costs	870,005	725,250	1,731,275	1,428,020
Selling, general and administrative	130,634	108,681	260,719	213,339
Depreciation and amortization	4,537	4,745	9,145	9,374

Total operating expenses	1,005,176	838,676	2,001,139	1,650,733

Operating earnings	91,255	51,437	160,709	87,930
Senior notes interest expenses, net	3,667	3,667	7,344	6,112
Other income, net	11,516	8,976	21,904	19,019

Earnings before income taxes	99,104	56,746	175,269	100,837
Provision for income taxes	35,677	20,145	62,335	35,797

Net earnings	$ 63,427	$ 36,601	$ 112,934	$65,040

Net earnings per share:
Basic earnings per share	$ 1.08	$ 0.62	$ 1.94	$ 1.09

Diluted earnings per share	$ 1.05	$ 0.60	$ 1.88	$ 1.05

Weighted average common shares outstanding:
Basic	58,598	58,900	58,289	59,779
Effect of diluted options and warrants	1,809	2,100	1,739	2,345

Diluted	60,407	61,000	60,028	62,124

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002

Net cash provided by operating activities	$ 144,173	$ 65,471

Cash flows from investing activities:
Capital expenditures, net	(5,160)	(6,159)
Sales and maturities of investments	270,318	176,589
Purchases of investments	(354,883)	(339,167)
Payments for acquisitions, net of cash acquired	(16,045)	(9,287)

Net cash used in investing activities	(105,770)	(178,024)

Cash flows from financing activities:
Proceeds from issuance of stock	8,008	7,611
Payments for repurchase of stock	(3,074)	(181,350)
Proceeds from issuance of senior notes, net	--	170,500

Net cash provided by (used in) financing activities	4,934	(3,239)

Net increase (decrease) in cash and cash equivalents	43,337	(115,792)

Cash and cash equivalents at beginning of period	186,768	312,364

Cash and cash equivalents at end of period	$ 230,105	$ 196,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 7,109	$ --
Income taxes paid, net	$ 36,086	$ 18,471
Non-cash item - Restricted stock	$ 13,390	$ 14,417
Non-cash item - Tax benefit of stock options exercised	$ 9,047	$ 11,408

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

B.     SIGNIFICANT ACCOUNTING POLICIES

        The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees.” Until the accounting rules change, the Company does not currently expect to transition to the fair value method of accounting for stock-based compensation. Had compensation cost been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings, as reported	$ 63,427	$ 36,601	$112,934	$ 65,040

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	1,400	914	2,615	1,349

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(2,320)	(1,841)	(4,389)	(3,016)

Net earnings, pro-forma	$ 62,507	$ 35,674	$111,160	$ 63,373

EPS, basic - as reported	$ 1.08	$ 0.62	$ 1.94	$ 1.09

EPS, basic - pro-forma	$ 1.07	$ 0.61	$ 1.91	$ 1.06

EPS, diluted - as reported	$ 1.05	$ 0.60	$ 1.88	$ 1.05

EPS, diluted - pro-forma	$ 1.03	$ 0.58	$ 1.85	$ 1.02

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

D.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through June 30, 2003.

Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$243,746
Acquisition of PersonalCare Health Management, Inc.	13,873
Impairment loss	-

Balance as of June 30, 2003	$257,619

Other Intangible Assets

        The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Period

As of June 30, 2003
Amortized other intangible assets:
Customer Lists	$21,369	$ 3,817	$17,552	5-15 Years
HMO Licenses	10,700	3,115	7,585	15-20 Years

Total amortized other intangible assets	$32,069	$ 6,932	$25,137

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100

Total other intangible assets	$32,169	$ 6,932	$25,237

As of December 31, 2002
Amortized other intangible assets:
Customer Lists	$25,474	$7,745	$17,729	5-15 Years
HMO Licenses	10,700	2,842	7,858	15-20 Years

Total amortized other intangible assets	$36,174	$10,587	$25,587

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100

Total other intangible assets	$36,274	$10,587	$25,687

        Other intangible asset amortization expense for quarters ended June 30, 2003 and 2002 was $0.6 million and $0.8 million, respectively, and $1.3 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. Estimated intangible asset amortization expense is $2.4 million for the year ending December 31, 2003 and $2.2 million for the years ending December 31, 2004 through 2007. The weighted-average amortization period is approximately 12 years for other intangible assets.

E.     SENIOR NOTES

        As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, on February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes. As required under the terms of the senior notes, the Company made an interest payment of $7.1 million during the first quarter of 2003. The Company has complied with all covenants under the senior notes.

F.    CONTINGENCIES

Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2003 may result in the assertion of additional claims. The Company carries general liability insurance for each of the Company’s operations on a claims-made basis with varying deductibles for which the Company maintains reserves. The Company maintains general liability and professional liability insurance coverage in amounts that it believes is appropriate. The Company carries professional malpractice insurance through its captive subsidiary.

         The Company’s captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million. Each year the Company will re-evaluate the most cost effective method for insuring these types of claims.

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

         HealthAmerica Pennsylvania, Inc., the Company’s Pennsylvania HMO subsidiary, has received draft audit reports from the OPM that questioned approximately $31.1 million of subscription charges for contract years 1993 – 1999 that were paid to this subsidiary under the FEHBP. The reports recommend that if these amounts are deemed to be due, approximately $5.5 million in lost investment income charges should also be recovered with respect to such overcharges, with additional interest continuing to accrue until repayment of the overcharged amounts. This matter has also been referred to the Office of the U.S. Attorney for consideration of a possible civil action. The Company has responded to the OPM and the U.S. Attorney with respect to the amounts questioned during these audits and has provided additional information to support its positions. Although the Company can not predict the outcome of this matter, management believes, after consultation with legal counsel, that the ultimate resolution of this matter will not have a material adverse effect on the accompanying condensed consolidated financial statements.

G.    RESTRICTED STOCK AWARDS

        In the second quarter of 2003, the Company awarded 309,000 shares of restricted stock with varying vesting periods through May 2007. The fair value of the restricted shares, at the date of grant, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $43.33. The Company recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001 and 2002, of approximately $2.2 million and $1.4 million for the quarters ended June 30, 2003 and 2002, respectively, and $4.0 million and $2.1 million for the six months ended June 30, 2003 and 2002, respectively. The deferred portion of the restricted stock grants is $26.6 million at June 30, 2003 and $17.2 million at December 31, 2002.

H.    SEGMENT INFORMATION

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

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended June 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2003
Revenues	$823,304	$119,611	$132,068	$1,074,983
Medical costs	658,817	95,999	115,189	870,005

Gross margin	$164,487	$ 23,612	$ 16,879	$ 204,978
MLR	80.0%	80.3%	87.2%	80.9%

2002
Revenues	$ 639,551	$ 104,706	$ 127,670	$ 871,927
Medical costs	529,121	85,802	110,327	725,250

Gross margin	$110,430	$ 18,904	$ 17,343	$ 146,677
MLR	82.7%	81.9%	86.4%	83.2%

	Six Months Ended June 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2003
Revenues	$1,623,986	$ 237,521	$ 256,783	$2,118,290
Medical costs	1,307,164	198,020	226,091	1,731,275

Gross margin	$ 316,822	$ 39,501	$ 30,692	$ 387,015
MLR	80.5%	83.4%	88.0%	81.7%

2002
Revenues	$ 1,248,745	$ 208,688	$245,723	$1,703,156
Medical costs	1,041,582	178,260	208,178	1,428,020

Gross margin	$ 207,163	$ 30,428	$ 37,545	$ 275,136
MLR	83.4%	85.4%	84.7%	83.8%

I.    COMPREHENSIVE INCOME

        Comprehensive income for the quarters and six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net earnings	$ 63,427	$ 36,601	$112,934	$ 65,040
Other comprehensive gain:
Holding gain	8,396	11,251	9,282	4,339
Reclassification adjustment	(157)	460	(595)	212

Sub-total	8,239	11,711	8,687	4,551
Tax effect	(2,924)	(4,567)	(3,083)	(1,775)

Comprehensive income	$ 68,742	$ 43,745	$ 118,538	$ 67,816

    J.        SUBSEQUENT EVENTS

         On July 9, 2003, the Company announced that it had signed a definitive agreement to acquire Altius Health Plans Inc. (“Altius”), a Utah-based commercial-only health plan. Altius has total membership of approximately 160,000 consisting of 116,000 risk and 44,000 non-risk members. The transaction is expected to close late in the third quarter of 2003, subject to closing conditions, regulatory and other customary approvals.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2003 and 2002

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

        The following discussion and analysis relates to our financial condition and results of operations for the quarters ended and six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 24, 2003, including the critical accounting policies discussed therein. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission and free of charge, on the Internet at www.cvty.com.

General Overview

         We are a leading publicly traded managed health care company with approximately 2.2 million members, excluding our network rental members, as of June 30, 2003. We operate health plans under the names Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, PersonalCare, Southern Health and WellPath. We operate a diversified portfolio of local market health plans serving 13 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. Our health plans generally are located in small to mid-sized metropolitan areas.

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

Expenses

        Our primary operating expenses consist of medical costs; selling, general and administrative expense; and depreciation and amortization expense. Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation payments. Medical costs also include an estimate for claims incurred but not reported (“IBNR”).

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

Membership

        The following tables show our total risk and non-risk members as of June 30, 2003 and 2002.

	Commercial Risk		Governmental Programs

June 30, 2003	HMO	PPO/POS	Medicare	Medicaid	Total Risk	Non-Risk	Total

Delaware	40,000	9,000	-	-	49,000	54,000	103,000
Georgia	24,000	21,000	-	-	45,000	30,000	75,000
Illinois (Central)	63,000	12,000	-	-	75,000	-	75,000
Iowa	64,000	11,000	-	2,000	77,000	15,000	92,000
Kansas	138,000	34,000	15,000	-	187,000	52,000	239,000
Louisiana	43,000	30,000	-	-	73,000	-	73,000
Missouri (St. Louis)	94,000	77,000	16,000	188,000	375,000	76,000	451,000
Nebraska	17,000	23,000	-	-	40,000	6,000	46,000
North Carolina	60,000	5,000	-	11,000	76,000	40,000	116,000
Pennsylvania	203,000	230,000	30,000	80,000	543,000	114,000	657,000
Virginia	65,000	31,000	-	17,000	113,000	39,000	152,000
West Virginia	38,000	12,000	3,000	16,000	69,000	4,000	73,000

Total	849,000	495,000	64,000	314,000	1,722,000	430,000	2,152,000

	Commercial Risk		Governmental Programs

June 30, 2002	HMO	PPO/POS	Medicare	Medicaid	Total Risk	Non-Risk	Total

Delaware	41,000	11,000	-	43,000	95,000	60,000	155,000
Georgia	23,000	19,000	-	-	42,000	38,000	80,000
Illinois (Central)	-	-	-	-	-	-	-
Iowa	62,000	8,000	-	2,000	72,000	13,000	85,000
Kansas	119,000	54,000	15,000	-	188,000	-	188,000
Louisiana	42,000	28,000	-	-	70,000	-	70,000
Missouri (St. Louis)	81,000	67,000	17,000	150,000	315,000	52,000	367,000
Nebraska	20,000	16,000	-	-	36,000	6,000	42,000
North Carolina	48,000	13,000	-	7,000	68,000	32,000	100,000
Pennsylvania	185,000	221,000	24,000	74,000	504,000	111,000	615,000
Virginia	32,000	62,000	-	14,000	108,000	38,000	146,000
West Virginia	41,000	10,000	3,000	17,000	71,000	5,000	76,000

Total	694,000	509,000	59,000	307,000	1,569,000	355,000	1,924,000

        Total membership, excluding network rental membership of  739,000, increased by 11.9% from the prior year’s second quarter. The increase is attributable to the acquisition of PersonalCare (Illinois) in the first quarter of 2003 and Mid-America (Kansas) in the fourth quarter of 2002 and organic growth. Medicaid membership increased due to an expansion into additional counties and the withdrawal of a competitor in our Missouri market and due to the introduction of a new product in our Pennsylvania market, offset by our exit from the Delaware Medicaid business representing approximately 43,000 members. Non-risk membership increased as a result of the Mid-America acquisition mentioned above and from additional organic membership obtained in our Missouri market.

Completed and Subsequent Acquisitions

         Effective February 1, 2003, we completed our acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PersonalCare have been included in our condensed consolidated financial statements since the date of acquisition. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, PersonalCare had approximately 78,000 commercial members in Illinois.

         On July 9, 2003, we announced that we had signed a definitive agreement to acquire Altius Health Plans Inc. (“Altius”). Altius is a privately-owned, Utah-based commercial-only health plan with total membership of approximately 160,000 consisting of 116,000 risk and 44,000 non-risk members.  The transaction is expected to close late in the third quarter of 2003, subject to closing conditions, regulatory and other customary approvals.

Results of Operations

         The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2003 and 2002 (in thousands, except percentages).

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Operating revenues:
Managed care premiums	$1,074,983	$ 871,927	$ 203,056	$2,118,290	$1,703,156	$ 415,134
Management services	21,448	18,186	3,262	43,558	35,507	8,051

Total operating revenues	$1,096,431	$ 890,113	$ 206,318	$2,161,848	$1,738,663	$ 423,185

Operating expenses:
Medical costs	$ 870,005	$ 725,250	$ 144,755	$1,731,275	$1,428,020	$ 303,255
Selling, general and administrative	130,634	108,681	21,953	260,719	213,339	47,380
Depreciation and amortization	4,537	4,745	(208)	9,145	9,374	(229)

Total operating expenses	$ 1,005,176	$ 838,676	$ 166,500	$2,001,139	$1,650,733	$ 350,406

Operating earnings	91,255	51,437	39,818	160,709	87,930	$ 72,779

Net earnings	$ 63,427	$ 36,601	$ 26,826	$ 112,934	$ 65,040	$ 47,894

Basic earnings per share	$ 1.08	$ 0.62	$ 0.46	$ 1.94	$ 1.09	$ 0.85
Diluted earnings per share	$ 1.05	$ 0.60	$ 0.45	$ 1.88	$ 1.05	$ 0.83

Medical loss ratios:
Commercial	80.0%	82.7%	(2.7%)	80.5%	83.4%	(2.9%)
Medicare	80.3%	81.9%	(1.6%)	83.4%	85.4%	(2.0%)
Medicaid	87.2%	86.4%	0.8%	88.0%	84.7%	3.3%

Total	80.9%	83.2%	(2.3%)	81.7%	83.8%	(2.1%)

Administrative ratio:
Selling, general and administrative	11.9%	12.2%	(0.3%)	12.1%	12.3%	(0.2%)
Days in medical claims liabilities	55.14	59.86	(4.72)
Days in other medical liabilities	6.40	8.14	(1.74)

         Quarters Ended June 30, 2003 and 2002

         Managed care premium revenue increased from the prior year’s second quarter as a result of rate increases on renewals that occurred throughout all markets, organic membership growth, and acquisitions. Commercial yields increased by an average of 13.0% over second quarter 2002 on a per member per month (“PMPM”) basis, to $204.83 PMPM. We expect commercial rate increases on renewals to be in the range of 13% to 15% for the remainder of 2003. Medicare yields increased by an average of 5.9% over second quarter 2002 on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics.

         Management services revenue increased from the prior year’s second quarter due to the increase in non-risk membership discussed above.

         Medical costs increased from the prior year’s second quarter due to acquisitions, organic membership growth and medical trend.

         Our total medical loss ratio (medical costs as a percentage of managed care premiums) for all products improved 2.3% from the prior year’s second quarter to 80.9%. This favorable change was attributable mostly to our commercial business, which improved from 82.7% to 80.0% as a result of the commercial rate increases mentioned above outpacing commercial medical trend.

         Selling, general and administrative expense increased from the prior year’s second quarter primarily due to increased costs associated with acquisitions and an increase in broker commissions. Broker commissions have increased due to the growth in both membership and in premium yields. As a percentage of revenue, selling, general and administrative expense decreased by 0.3%.

         Other income increased from the prior year’s second quarter due an increase in interest income as a result of a larger investment portfolio in 2003 and due to a change in value of our only investment classified as derivative in nature. The prior year’s second quarter reported a loss from that derivative compared to a gain in the current quarter. This derivative investment was sold during the current quarter.

        Our provision for income taxes increased from the prior year’s second quarter due to an increase in earnings before taxes and due to an increase in the effective tax rate. The effective tax rate was 36.0% and 35.5% for the quarters ended June 30, 2003 and 2002, respectively. This increase in the tax rate is the result of our increased profitability.

         Six Months Ended June 30, 2003 and 2002

         Managed care premium revenue for the six months ended June 30, 2003 increased from the corresponding period of 2002 as a result of rate increases on renewals that occurred throughout all markets, organic membership growth, and acquisitions. Commercial yields increased by an average of 12.8% over the 2002 period on a PMPM basis, to $202.86 PMPM. Medicare yields increased by an average of 5.7% over the 2002 period on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics.

        Management services revenue increased from the six months ended June 30, 2002 due to the increase in non-risk membership discussed above.

        Medical costs increased from the six months ended June 30, 2002 due to acquisitions, organic membership growth and medical trend.

        Our medical loss ratio improved 2.1% from the six months ended June 30, 2002 to 81.7%. This favorable change was attributable mostly to our commercial business, which improved from 83.4% to 80.5% as a result of the commercial rate increases mentioned above outpacing commercial medical trend.

         Selling, general and administrative expense increased from the six months ended June 30, 2002 primarily due to increased costs associated with acquisitions and an increase in broker commissions. Broker commissions have increased due to the growth in both membership and in premium yields. As a percentage of revenue, selling, general and administrative expense decreased by 0.2%.

        Senior notes interest expense has increased in 2003. Due to the issuance of the notes on February 1, 2002, the prior year’s period represented five months of interest compared to six months in 2003.

        Other income increased from the prior year’s corresponding period due to an increase in interest income as a result of a larger investment portfolio in 2003 and due to an increase in value of our only investment classified as derivative in nature. The prior year’s six-month period reported a loss from that derivative compared to a gain in the current six-month period. This derivative investment was sold during the current quarter.

        Our provision for income taxes increased from the prior year’s six months due to an increase in earnings before taxes.

Liquidity and Capital Resources

          Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $22.3 million restricted under state regulations, increased to $1.3 billion at June 30, 2003 from $1.1 billion at December 31, 2002.

        We have classified all of our investments as available-for-sale. Our investments at June 30, 2003 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

As of June 30, 2003
Maturities:
Within 1 year	$ 144,563	$ 145,519
1 to 5 years	351,558	370,712
5 to 10 years	311,566	327,393
Over 10 years	195,648	202,767

Total short-term and long-term securities	$ 1,003,335	$ 1,046,391

         Net cash provided by operating activities for the six months ended June 30, 2003 increased over the prior year due to an increase in net earnings, an increase in receipts of provider and other medical receivables and an increase in deferred revenue. Cash flows used for investing activities for the six months ended June 30, 2003 decreased due to an increase in the proceeds from sales of investments offset by an increase in the amount paid for acquisitions, net of cash acquired. The PersonalCare acquisition completed in the first quarter of 2003 was larger than the New Alliance acquisition completed in the second quarter of 2002. Cash flows from financing activities for the six months ended June 30, 2003 increased over the prior year, primarily due to the repurchase of shares of our common stock and a warrant, offset by proceeds from the issuance of our senior notes in 2002.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual maturity of 3.9 years as of June 30, 2003. We believe that since our long-term investments are available-for-sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $627.0 million at June 30, 2003 from $498.0 million at December 31, 2002.

         Health Plans

        Our HMOs, our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), and our captive subsidiary, CHC Risk Retention Group, Inc. (“CRRG”) are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs, CH&L and CRRG. During the six months ended June 30, 2003, the parent collected $55.0 million in dividends from our subsidiaries subject to such regulatory restrictions.

        The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, we maintain all of our health plans at this standard. The total surplus in excess of 200% for all of our HMO subsidiaries was approximately $189.9 million at June 30, 2003, up from $155.8 million at December 31, 2002. These total statutory reserves for our HMO subsidiaries, as a percentage of RBC, was 351% and 331% as of June 30, 2003 and December 31, 2002, respectively. The increase is primarily due to current year earnings from our HMO subsidiaries offset by dividends paid to the parent.

        CH&L had surplus in excess of 250% of RBC of approximately $36.4 million and $24.1 million at June 30, 2003 and December 31, 2002, respectively. The total statutory reserve for CH&L, as a percentage of RBC, was 792% and 609% as of June 30, 2003 and December 31, 2002, respectively. The increase is primarily due to income from the first six months of 2003.

        CRRG had surplus in excess of 200% of RBC of approximately $1.3 million and $1.2 million at June 30, 2003 and December 31, 2002, respectively. The total statutory reserve for CRRG, as a percentage of RBC, was 336% and 325% as of June 30, 2003 and December 31, 2002, respectively.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $156.6 million and $86.7 million at June 30, 2003 and December 31, 2002, respectively. The increase in non-regulated cash and investments is primarily a result of dividends received from subsidiaries mentioned above and ordinary operating activities offset by a payment for an acquisition. During the six months ended June 30, 2003, we did not make any capital contributions to our regulated subsidiaries.

         Other

        Projected capital investments in 2003 of approximately $13.7 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of June 30, 2003, approximately $5.2 million has been spent.

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We have spent approximately $2.1 million on compliance matters for the six months ended June 30, 2003. We anticipate spending approximately $5.5 million in 2003, of which approximately $1.1 million will be capitalized, related to improved functionality of our electronic transaction code sets, improved provider identifier standards, and improved security and patient information privacy standards.

        Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through December 31, 2003.

Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We maintain general liability and professional liability insurance coverage in amounts that we believe is appropriate. We carry professional malpractice insurance through our captive subsidiary.

         Our captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

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

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

        Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. Government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. The investment policy specifically prohibits investments in any equities or in corporate debt obligations that are below investment grade. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

        We have established policies and procedures to manage our exposure to changes in the fair value of our investments. Our policies include an emphasis on credit quality and the management of our portfolio’s duration, profile and security mix. We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

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
As of June 30, 2003
(in thousands)

(300)	(200)	(100)	100	200	300

$ 113,010	$ 75,340	$ 37,670	$ (37,670)	$ (75,340)	$ (113,010)

ITEM 4: Controls and Procedures

        We have performed an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We maintain general liability and professional liability insurance coverage in amounts that we believe is appropriate. We carry professional malpractice insurance through our captive subsidiary.

         Our captive subsidiary provides up to $5 million in coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

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

ITEMS 2 and 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Shareholders on June 5, 2003. An aggregate of 54,450,226 shares of Common Stock, or 92.34% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and, accordingly, the meeting was duly constituted. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

         Proposal One:  To elect Class III Directors to serve until the annual meeting of shareholders in 2006:

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK

NAME	FOR	%	WITHHELD	%
John H. Austin, M.D.	52,343,186	88.77	2,107,040	3.57
Rodman W. Moorhead, III	52,576,686	89.16	1,873,540	3.18
Timothy T. Weglicki	52,700,987	89.37	1,749,239	2.97

         Proposal Two:  To approve certain amendments to the Amended and Restated 1998 Stock Incentive Plan.

FOR	46,654,788	79.12%
AGAINST	4,309,375	7.31%
ABSTAIN	38,800	0.07%

         Proposal Three:  Ratification of Ernst & Young, LLP as the Company’s Independent Auditors.

FOR	52,771,285	89.49%
AGAINST	1,666,134	2.83%
ABSTAIN	12,807	0.02%

ITEM 5: Not applicable

ITEM 6: Exhibits and Reports on Form 8-K

(a)     Exhibit Listing

Exhibit
No.	Description of Exhibit

10.18.3	2003 Deferred Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.
31.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.
32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director and Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

(b)    Reports on Form 8-K

        In connection with news release regarding our results of operations for the quarter ended March 31, 2003 and our financial condition as of the period then ended, we filed a current report on Form 8-K with the Securities and Exchange Commission on April 29, 2003.

        In connection with Moody’s confirmation of our ratings (senior unsecured notes at Ba3) and revision of our outlook to positive, we filed a current report on Form 8-K with the Securities and Exchange Commission on June 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: August 12, 2003	/s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: August 12, 2003	/s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 12, 2003	/s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10.18.3	2003 Deferred Compensation Plan
31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.
31.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.
32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director and Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.