Form 10-K/A
period 2002-12-31
COVENTRY HEALTH CARE INC
filed 2003-10-08
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 is being filed by the Registrant solely to rectify an error made by the Registrant in attaching a draft document as Exhibit 10.17 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002 by replacing it with the attached final version of Exhibit 10.17, and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any of the information contained therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	October 8 , 2003	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer
and Director

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

10.17	2003 Management Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.