Form 10-Q
period 2003-09-30
COVENTRY HEALTH CARE INC
filed 2003-11-13
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock $.01 Par Value	60,073,261

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2003	December 31, 2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 288,828	$ 186,768
Short-term investments	106,231	57,895
Accounts receivable, net	89,181	71,044
Other receivables, net	56,899	63,943
Deferred income taxes	42,229	36,861
Other current assets	8,827	7,764

Total current assets	592,195	424,275

Long-term investments	970,967	874,457
Property and equipment, net	30,654	34,045
Goodwill	293,306	243,746
Other intangible assets, net	28,057	25,687
Other long-term assets	39,789	41,230

Total assets	$ 1,954,968	$ 1,643,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 550,244	$ 497,318
Other medical liabilities	59,789	61,281
Accounts payable and other accrued liabilities	238,753	178,577
Deferred revenue	58,938	63,536

Total current liabilities	907,724	800,712

Senior notes	170,500	175,000
Other long-term liabilities	26,959	21,691

Total liabilities	1,105,183	997,403

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; 69,554,696 shares issued and 60,047,011 outstanding
in 2003; and 68,484,702 shares issued and 58,788,297 outstanding in 2002	696	685
Treasury stock, at cost, 9,507,685 and 9,696,405 shares in 2003 and 2002, respectively	(204,871)	(205,644)
Additional paid-in capital	553,273	530,322
Accumulated other comprehensive income	21,723	22,167
Retained earnings	478,964	298,507

Total stockholders’ equity	849,785	646,037

Total liabilities and stockholders’ equity	$ 1,954,968	$ 1,643,440

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating revenues:
Managed care premiums	$ 1,126,594	$ 874,402	$ 3,244,884	$ 2,577,558
Management services	23,395	17,551	66,953	53,057

Total operating revenues	1,149,989	891,953	3,311,837	2,630,615

Operating expenses:
Medical costs	906,756	721,985	2,638,031	2,150,004
Selling, general and administrative	136,859	109,173	397,579	322,511
Depreciation and amortization	4,280	4,812	13,424	14,187

Total operating expenses	1,047,895	835,970	3,049,034	2,486,702

Operating earnings	102,094	55,983	262,803	143,913
Senior notes interest expenses, net	4,126	3,667	11,470	9,779
Other income, net	9,211	9,986	31,115	29,005

Earnings before income taxes	107,179	62,302	282,448	163,139
Provision for income taxes	39,656	22,117	101,991	57,915

Net earnings	$ 67,523	$ 40,185	$ 180,457	$ 105,224

Net earnings per share:
Basic earnings per share	$ 1.14	$ 0.68	$ 3.08	$ 1.77

Diluted earnings per share	$ 1.11	$ 0.66	$ 2.99	$ 1.71

Weighted average common shares outstanding:
Basic	59,063	58,980	58,549	59,510
Effect of diluted options and warrants	1,757	1,760	1,745	2,149

Diluted	60,820	60,740	60,294	61,659

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Net cash flows from operating activities	$ 238,006	$ 119,192

Cash flows from investing activities:
Capital expenditures, net	(6,921)	(8,937)
Proceeds from sales and maturities of investments	379,631	385,376
Purchases of investments	(449,069)	(600,103)
Payments for acquisitions, net of cash acquired	(60,473)	(9,387)

Net cash flows from investing activities	(136,832)	(233,051)

Cash flows from financing activities:
Proceeds from issuance of stock	11,851	11,287
Payments for repurchase of stock	(6,049)	(206,866)
Proceeds from issuance of senior notes, net	--	170,500
Payments for repurchase of senior notes	(4,916)	--

Net cash flows from financing activities	886	(25,079)

Net change in cash and cash equivalents	102,060	(138,938)

Cash and cash equivalents at beginning of period	186,768	312,364

Cash and cash equivalents at end of period	$ 288,828	$ 173,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14,212	$ 7,662
Income taxes paid, net	$ 62,770	$ 40,989
Non-cash item - Restricted stock	$ 13,739	$ 14,417
Non-cash item - Tax benefit of stock options exercised	$ 11,134	$ 15,634

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

B.     SIGNIFICANT ACCOUNTING POLICIES

        The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees.” Unless the accounting rules change, the Company does not expect to transition to the fair value method of accounting for stock-based compensation. Had compensation cost been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings, as reported	$ 67,523	$ 40,185	$ 180,457	$ 105,224

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	1,776	1,141	4,351	2,480

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(3,335)	(2,282)	(7,825)	(5,276)

Net earnings, pro-forma	$ 65,964	$ 39,044	$ 176,983	$ 102,428

EPS, basic - as reported	$ 1.14	$ 0.68	$ 3.08	$ 1.77

EPS, basic - pro-forma	$ 1.12	$ 0.66	$ 3.02	$ 1.72

EPS, diluted - as reported	$ 1.11	$ 0.66	$ 2.99	$ 1.71

EPS, diluted - pro-forma	$ 1.08	$ 0.64	$ 2.94	$ 1.66

C.     ACQUISITIONS

      Effective February 1, 2003, the Company completed its acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PersonalCare have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, PersonalCare had approximately 78,000 risk members in Illinois.

      Effective September 1, 2003, the Company completed its acquisition of Altius Health Plans, Inc. (“Altius”), in South Jordan, Utah. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Altius have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price for Altius was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, Altius had approximately 117,000 risk and 51,000 non-risk members in Utah.

D.      GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through September 30, 2003.

Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$243,746
Acquisition of PersonalCare Health Management, Inc.	13,873
Acquisition of Altius Health Plans, Inc.	35,687
Impairment loss	-

Balance as of September 30, 2003	$293,306

Other Intangible Assets

     The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Period
As of September 30, 2003
Amortized other intangible assets:
Customer Lists	$23,860	$4,248	$19,612	5-15 Years
HMO Licenses	11,600	3,255	8,345	15-20 Years

Total amortized other intangible assets	$35,460	$7,503	$27,957

Unamortized other intangible assets:
Trade Names	$100	$-	$100

Total other intangible assets	$35,560	$7,503	$28,057

As of December 31, 2002
Amortized other intangible assets:
Customer Lists	$25,474	$7,745	$17,729	5-15 Years
HMO Licenses	10,700	2,842	7,858	15-20 Years

Total amortized other intangible assets	$36,174	$10,587	$25,587

Unamortized other intangible assets:
Trade Names	$100	$-	$100

Total other intangible assets	$36,274	$10,587	$25,687

     Other intangible asset amortization expense for quarters ended September 30, 2003 and 2002 was $0.6 million and $0.8 million, respectively, and $1.9 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated intangible asset amortization expense is $2.5 million for the years ending December 31, 2003 through 2007. The weighted-average amortization period is approximately 14 years for other intangible assets.

E.      SENIOR NOTES

     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, on February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes. As required under the terms of the senior notes, the Company made interest payments of $7.1 million during each of the first and third quarters of 2003.

     In August 2003, the Company repurchased a portion of its senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. The Company recorded a loss on the repurchase in accordance with SFAS No. 145 which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations. The loss of $0.5 million was included as additional senior notes interest expense.

     The Company has complied with all covenants under the senior notes.

F.     CONTINGENCIES

Legal Proceedings

     In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2003 may result in the assertion of additional claims. The Company carries general liability insurance for each of the Company’s operations on a claims-made basis with varying deductibles for which the Company maintains reserves. The Company maintains general liability, professional liability and employment practices liability insurance in amounts that it believes is appropriate. The professional liability and employment practices liability insurance is carried through the Company’s captive subsidiary.

      The Company’s captive subsidiary provides up to $5 million in professional liability coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million for employment practices claims. The captive provides up to $1 million in coverage for each event and has an aggregate policy limit of $10 million. Each year the Company will re-evaluate the most cost effective method for insuring these types of claims.

      Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. The trial court has certified various subclasses of physicians; however, the Company was not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and Coventry has filed its opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two companies have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court, with one now having received final approval. Although Coventry can not predict the outcome, management believes that the claims asserted in this lawsuit are without merit and the Company intends to defend its position.

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

G.    RESTRICTED STOCK AWARDS

     The Company awarded 7,000 shares of restricted stock in the third quarter of 2003 at a weighted average fair value of $49.87. During the nine months ended September 30, 2003, the Company awarded 316,000 shares of restricted stock at a weighted average fair value of $43.48. The fair value of the restricted stock, at the grant date, is amortized over varying vesting periods through May 2007. The Company recorded compensation expense related to restricted stock grants, including restricted stock previously awarded in 2001 and 2002, of approximately $2.8 million and $1.8 million for the quarters ended September 30, 2003 and 2002, respectively, and $6.8 million and $3.9 million for the nine months ended September 30, 2003 and 2002, respectively. The deferred portion of the restricted stock grants was $24.1 million at September 30, 2003 and $17.2 million at December 31, 2002.

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

     The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended September 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2003
Revenues	$ 872,056	$ 120,794	$ 133,744	$ 1,126,594
Medical costs	696,467	97,238	113,051	906,756

Gross margin	$ 175,589	$ 23,556	$ 20,693	$ 219,838
MLR	79.9%	80.5%	84.5%	80.5%

2002
Revenues	$ 667,845	$ 105,534	$ 101,023	$ 874,402
Medical costs	546,749	90,802	84,434	721,985

Gross margin	$ 121,096	$ 14,732	$ 16,589	$ 152,417
MLR	81.9%	86.0%	83.6%	82.6%

	Nine Months Ended September 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2003
Revenues	$ 2,496,041	$ 358,315	$ 390,528	$ 3,244,884
Medical costs	2,003,630	295,258	339,143	2,638,031

Gross margin	$ 492,411	$ 63,057	$ 51,385	$ 606,853
MLR	80.3%	82.4%	86.8%	81.3%

2002
Revenues	$ 1,916,590	$ 314,222	$ 346,746	$ 2,577,558
Medical costs	1,588,331	269,062	292,611	2,150,004

Gross margin	$ 328,259	$ 45,160	$ 54,135	$ 427,554
MLR	82.9%	85.6%	84.4%	83.4%

I.    COMPREHENSIVE INCOME

     Comprehensive income for the quarters and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$67,523	$40,185	$180,457	$105,224
Other comprehensive (loss) gain:
Holding (loss) gain:	(9,479)	20,939	(195)	25,030
Reclassification adjustment	102	942	(493)	1,154

Sub-total	(9,377)	21,881	(688)	26,184
Tax benefit (provision)	3,329	(7,768)	244	(9,295)

Comprehensive income	$61,475	$54,298	$180,013	$122,113

J.     SUBSEQUENT EVENTS

        At the time of this filing, no such events have occurred.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Nine Months Ended September 30, 2003 and 2002

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

        The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 24, 2003, including the critical accounting policies discussed therein. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission and free of charge, on the Internet at www.cvty.com.

General Overview

         We are a leading publicly traded managed health care company with approximately 2.4  million members, excluding our network rental members, as of September 30, 2003. We operate health plans under the names Altius Health Plans, Coventry Health Care, Coventry Health and Life, Carelink Health Plans, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, PersonalCare, Southern Health and WellPath. We operate a diversified portfolio of local market health plans serving 14 markets, primarily in the Mid-Atlantic, Midwest and Southeast regions. Our health plans generally are located in small to mid-sized metropolitan areas.

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

Acquisitions

         Effective February 1, 2003, we completed our acquisition of PersonalCare Health Management, Inc. (“PersonalCare”), in Champaign, Illinois.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of PersonalCare have been included in our condensed consolidated financial statements since the date of acquisition. The purchase price for PersonalCare was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, PersonalCare had approximately 78,000 risk members in Illinois.

         Effective September 1, 2003, we completed our acquisition of Altius Health Plans, Inc. (“Altius”), in South Jordan, Utah. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Altius have been included in our condensed consolidated financial statements since the date of acquisition. The purchase price for Altius was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. As of the acquisition date, Altius had approximately 117,000 risk and 51,000 non-risk members in Utah.

Membership

        The following tables show our total risk and non-risk members as of September 30, 2003 and 2002.

	Commercial Risk		Governmental Programs

September 30, 2003	HMO	PPO/POS	Medicare	Medicaid	Total Risk	Non-Risk	Total

Delaware	41,000	9,000	-	-	50,000	51,000	101,000
Georgia	25,000	21,000	-	-	46,000	31,000	77,000
Illinois - Central	62,000	13,000	-	-	75,000	-	75,000
Iowa	64,000	12,000	-	3,000	79,000	15,000	94,000
Kansas	129,000	34,000	15,000	-	178,000	52,000	230,000
Louisiana	42,000	31,000	-	-	73,000	-	73,000
Missouri - St. Louis	95,000	78,000	16,000	187,000	376,000	85,000	461,000
Nebraska	16,000	25,000	-	-	41,000	6,000	47,000
North Carolina	61,000	5,000	-	12,000	78,000	40,000	118,000
Pennsylvania	207,000	248,000	30,000	83,000	568,000	112,000	680,000
Utah	84,000	33,000	-	-	117,000	51,000	168,000
Virginia	55,000	45,000	-	14,000	114,000	40,000	154,000
West Virginia	39,000	12,000	3,000	16,000	70,000	5,000	75,000

Total	920,000	566,000	64,000	315,000	1,865,000	488,000	2,353,000

	Commercial Risk		Governmental Programs

September 30, 2002	HMO	PPO/POS	Medicare	Medicaid	Total Risk	Non-Risk	Total

Delaware	41,000	10,000	-	-	51,000	54,000	105,000
Georgia	24,000	20,000	-	-	44,000	38,000	82,000
Illinois - Central	-	-	-	-	-	-	-
Iowa	61,000	7,000	-	3,000	71,000	13,000	84,000
Kansas	131,000	41,000	15,000	-	187,000	-	187,000
Louisiana	40,000	28,000	-	-	68,000	-	68,000
Missouri - St. Louis	78,000	73,000	17,000	148,000	316,000	50,000	366,000
Nebraska	17,000	15,000	-	-	32,000	6,000	38,000
North Carolina	54,000	12,000	-	6,000	72,000	32,000	104,000
Pennsylvania	198,000	219,000	24,000	75,000	516,000	113,000	629,000
Utah	-	-	-	-	-	-	-
Virginia	39,000	47,000	-	14,000	100,000	38,000	138,000
West Virginia	45,000	10,000	3,000	16,000	74,000	5,000	79,000

Total	728,000	482,000	59,000	262,000	1,531,000	349,000	1,880,000

        Total membership, excluding network rental membership of 719,000, increased by 25% from the prior year third quarter. This increase is attributable to the acquisitions of Altius in the current quarter, PersonalCare in the first quarter of 2003, Mid-America (Kansas) in the fourth quarter of 2002, as well as continued organic growth. Medicaid membership increased due primarily to the withdrawal of a competitor in our Missouri market. Non-risk membership increased as a result of the Altius and Mid-America acquisitions and from additional organic membership obtained in our Missouri market.

         Organic growth for the Company was approximately 2.8% in calendar year 2002, and 5.9% through the first nine months of calendar year 2003. Although we will not be renewing a large risk group in our Iowa market with approximately 16,000 members, we still anticipate organic growth of 3-5% for calendar year 2004.

Results of Operations

         The following summary table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2003 and 2002 (in thousands, except percentages).

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Operating revenues:
Managed care premiums	$ 1,126,594	$ 874,402	$ 252,192	$ 3,244,884	$ 2,577,558	$ 667,326
Management services	23,395	17,551	5,844	66,953	53,057	13,896

Total operating revenues	$ 1,149,989	$ 891,953	$ 258,036	$ 3,311,837	$ 2,630,615	$ 681,222

Operating expenses:
Medical costs	$ 906,756	$ 721,985	$ 184,771	$ 2,638,031	$ 2,150,004	$ 488,027
Selling, general and administrative	136,859	109,173	27,686	397,579	322,511	75,068
Depreciation and amortization	4,280	4,812	(532)	13,424	14,187	(763)

Total operating expenses	1,047,895	835,970	211,925	3,049,034	2,486,702	562,332

Operating earnings	102,094	55,983	46,111	262,803	143,913	118,890

Net earnings	$ 67,523	$ 40,185	$ 27,338	$ 180,457	$ 105,224	$ 75,233

Basic earnings per share	$ 1.14	$ 0.68	$ 0.46	$ 3.08	$ 1.77	$ 1.31
Diluted earnings per share	$ 1.11	$ 0.66	$ 0.45	$ 2.99	$ 1.71	$ 1.28

Medical loss ratios:
Commercial	79.9%	81.9%	(2.0%)	80.3%	82.9%	(2.6%)
Medicare	80.5%	86.0%	(5.5%)	82.4%	85.6%	(3.2%)
Medicaid	84.5%	83.6%	0.9%	86.8%	84.4%	2.4%

Total	80.5%	82.6%	(2.1%)	81.3%	83.4%	(2.1%)

Administrative ratios:
Selling, general, and administrative	11.9%	12.2%	(0.3%)	12.0%	12.3%	(0.3%)
Days in medical claims liabilities	55.83	59.92	(4.09)
Days in other medical liabilities	6.06	8.10	(2.04)

         Quarters Ended September 30, 2003 and 2002

         Managed care premium revenue increased from the prior year third quarter as a result of rate increases on renewals that occurred throughout all markets, acquisitions and organic membership growth. Commercial yields increased by an average of 11.7% over third quarter 2002 on a per member per month (“PMPM”) basis, to $208.30 PMPM. We expect commercial rate increases on renewals to be in the range of 13% to 14% for the remainder of 2003. Medicare yields increased by an average of 5.6% over third quarter 2002 on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics. Medicaid yields increased by an average of 9.4% over third quarter 2002 on a PMPM basis as a result of annual rate increases across our markets and changes in demographics.

         Management services revenue increased from the prior year third quarter due to the increase in non-risk membership discussed above.

         Medical costs have increased from the prior year third quarter due to acquisitions, organic growth and medical trend.

         Our total medical loss ratio (medical costs as a percentage of managed care premiums) for all products improved 2.1% from the prior year third quarter to 80.5%. This favorable change was attributable mostly to our commercial business, which improved from 81.9% to 79.9% as a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Our Medicare business medical loss ratio improved from 86.0% to 80.5% as a result of an increase in premium yields discussed above, exiting three counties in the Kansas City market on January 1, 2003 and normal fluctuations in a segment of comparatively small size. We do not expect to maintain this exceptionally favorable Medicare medical loss ratio and expect it to be more in line with historical experience.

         Selling, general and administrative expense increased from the prior year third quarter primarily due to increased costs associated with acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions have increased due to the growth in both organic membership and in premium yields. Salary expenses, excluding acquisitions, have increased due to various reasons including annual salary increases, additional amortization expense related to restricted shares granted in 2003, additional management and sales incentive accruals and organic membership growth. As a percentage of revenue, selling, general and administrative expense decreased by 0.3%.

         Senior notes interest expense has increased from the prior year third quarter due to the $0.5 million loss recorded on the repurchase during the current quarter of our senior notes with a face value of $4.5 million.

         Other income decreased from the prior year third quarter due to a decrease in interest income as a result of lower interest rates offset by a larger investment portfolio in 2003.

         Our provision for income taxes increased from the prior year third quarter due to an increase in earnings before taxes and due to an increase in the effective tax rate. The effective tax rate was 37.0% and 35.5% for the quarters ended September 30, 2003 and 2002, respectively. The increase is primarily a result of the mix of our earnings among states. The increase is also driven by higher earnings and limits on our ability to increase our tax–exempt investments.

         Nine Months Ended September 30, 2003 and 2002

         Managed care premium revenue for the nine months ended September 30, 2003 increased from the corresponding period of 2002 as a result of rate increases on renewals that occurred throughout all markets, organic membership growth, and acquisitions. Commercial yields increased by an average of 12.4% over the 2002 period on a PMPM basis, to $204.73 PMPM. Medicare yields increased by an average of 5.7% over the 2002 period on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics.

         Management services revenue increased from the nine months ended September 30, 2002 due to the increase in non-risk membership from the acquisitions discussed above and due to an increase in organic membership in our St. Louis market.

         Medical costs increased from the nine months ended September 30, 2002 due to acquisitions, organic membership growth and medical trend.

        The medical loss ratio improved 2.1% from the nine months ended September 30, 2002 to 81.3%. This favorable change was attributable mostly to our commercial business, which improved from 82.9% to 80.3% as a result of the commercial premium rate increases mentioned above outpacing commercial medical trend.

         Selling, general and administrative expense increased from the nine months ended September 30, 2002 primarily due to increased costs associated with acquisitions and an increase in broker commissions. Broker commissions have increased due to the growth in both membership and in premium yields. As a percentage of revenue, selling, general and administrative expense decreased by 0.3%.

        Senior notes interest expense, net has increased in 2003. Due to the issuance of the notes on February 1, 2002, the prior year period represented eight months of interest compared to nine months in 2003. Also contributing to the increase is the $0.5 million loss recorded on the repurchase of our senior notes in the third quarter of 2003.

         Other income, net increased from the prior year corresponding period due to an increase in interest income as a result of a larger investment portfolio in 2003 and due to an increase in value of our only investment classified as derivative in nature. The prior year nine-month period reported a loss from that derivative compared to a gain in the current nine-month period. This derivative investment was sold during the second quarter of 2003.

         Our provision for income taxes increased from the prior year nine months due almost entirely to an increase in earnings before taxes.

Liquidity and Capital Resources

          Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $25.9 million restricted under state regulations, increased to $1.3 billion at September 30, 2003 from $1.1 billion at December 31, 2002.

        We have classified all of our investments as available-for-sale. Our investments at September 30, 2003 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value

As of September 30, 2003
Maturities:
Within 1 year	$ 183,700	$ 184,586
1 to 5 years	363,484	379,266
5 to 10 years	311,496	323,816
Over 10 years	184,840	189,530

Total short-term and long-term securities	$1,043,520	$1,077,198

         Net cash flows provided by operating activities for the nine months ended September 30, 2003 increased over the prior year due to an increase in net earnings, an increase in income taxes payable and an increase in deferred revenue offset by cash paid for interest on our senior notes. Due to the issuance of the senior notes on February 1, 2002, the prior year’s period had one interest payment compared to two interest payments in the current period. Net cash flows used for investing activities for the nine months ended September 30, 2003 decreased over the prior year due to a decrease in the purchases of investments offset by an increase in the amount paid for acquisitions, net of cash acquired. Net cash flows from financing activities for the nine months ended September 30, 2003 increased over the prior year, primarily due to the repurchase of shares of our common stock and a warrant in 2002, offset by proceeds from the issuance of our senior notes in 2002 and offset by the repurchase of a portion of our senior notes in 2003.

         Investments have increased primarily due to cash generated from operating activities being placed in short–term and long–term investments and as a result of investments obtained through acquisitions. Accounts receivable have increased due to an increase in membership, acquisitions and timing of a cash receipt from a large group. Goodwill has increased due to the purchase of PersonalCare and Altius this year. Medical claims liabilities have increased due to an increase in organic membership and acquisitions. Days in medical claims liabilities have decreased due to continued faster claims receipts and payments over the prior year. Accounts payable and other accrued liabilities have increased due to an increase in taxes payable and the timing of settlement of investment purchases.

        Our investment guidelines require investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. Our investment portfolio has an average quality rating of “AA+” and an average contractual duration of 3.2 years as of September 30, 2003. We believe that since our long–term investments are available–for–sale, the amount of such investments should be added to current assets when assessing our working capital and liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $655.4 million at September 30, 2003 from $498.0 million at December 31, 2002.

         Health Plans

        Our HMOs, our insurance company subsidiary, Coventry Health and Life Insurance Company (“CH&L”), and our captive subsidiary, CHC Risk Retention Group, Inc. (“CRRG”) are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its HMOs, CH&L and CRRG. During the nine months ended September 30, 2003, the parent collected $97.1 million in dividends from our subsidiaries subject to such regulatory restrictions.

        The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC (250% for CH&L). Although not all states have adopted the RBC policy, we maintain all of our health plans at this standard. The total surplus in excess of 200% for all of our HMO subsidiaries was approximately $212.3 million at September 30, 2003, up from $155.8 million at December 31, 2002. These total statutory reserves for our HMO subsidiaries, as a percentage of RBC, was 361% and 331% as of September 30, 2003 and December 31, 2002, respectively. The increase is primarily due to current year earnings from our HMO subsidiaries offset by dividends paid to the parent.

        CH&L had surplus in excess of 250% of RBC of approximately $21.2 million and $24.1 million at September 30, 2003 and December 31, 2002, respectively. The total statutory reserve for CH&L, as a percentage of RBC, was 566% and 609% as of September 30, 2003 and December 31, 2002, respectively. The decrease is primarily due to a dividend paid to the parent offset by income from the first nine months of 2003.

        CRRG had surplus in excess of 200% of RBC of approximately $1.4 million and $1.2 million at September 30, 2003 and December 31, 2002, respectively. The total statutory reserve for CRRG, as a percentage of RBC, was 353% and 325% as of September 30, 2003 and December 31, 2002, respectively.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $180.8 million and $86.7 million at September 30, 2003 and December 31, 2002, respectively. The increase in non-regulated cash and investments is primarily a result of dividends received from subsidiaries mentioned above and ordinary operating activities offset by payments for acquisitions. During the nine months ended September 30, 2003, we made a capital contribution of approximately $5.2 million to one of our regulated subsidiaries. This contribution was to our recently acquired Altius Health Plan in order to increase capital to appropriate levels.

         Other

        Projected capital investments in 2003 of approximately $13.7 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communications systems. As of September 30, 2003, approximately $6.9 million has been spent.

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We have spent approximately $3.2 million on compliance matters for the nine months ended September 30, 2003. We anticipate spending approximately $4.7 million in 2003, of which approximately $0.8 million will be capitalized, related to improved functionality of our electronic transaction code sets, improved provider identifier standards, and improved security and patient information privacy standards.

        Management believes that our cash flows generated from operations, cash and investments, and excess funds in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, and debt interest costs at least through December 31, 2004.

Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We maintain general liability, professional liability and employment practices liability insurance in amounts that we believe is appropriate. The professional liability and employment practices liability insurance is carried through our captive subsidiary.

         Our captive subsidiary provides up to $5 million in professional liability coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million for employment practices claims. The captive provides up to $1 million in coverage for each event and has an aggregate policy limit of $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. The trial court has certified various subclasses of physicians; however, we were not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and we have filed our opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two companies have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court, with one now having received final approval. Although we can not predict the outcome, management believes that the claims asserted in this lawsuit are without merit and we intend to defend our position.

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

        We have established policies and procedures to manage our exposure to changes in the fair value of our investments. Our policies include an emphasis on credit quality and the management of our portfolio’s duration, profile and security mix. We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are guaranteed by several associations, including Government National Mortgage Administration and Federal National Mortgage Administration.

        Investments are evaluated on at least a quarterly basis to determine if declines in value are other–than–temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

  Adverse financial conditions of a specific issuer, segment, industry, region, or other variable
  The length of the time and the extent to which the market value has been less than cost
  The financial condition and near–term prospects of the issuer
  Our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value
  Elimination or reduction in dividend payments, or scheduled interest and principal
  Rating agency downgrade of a debt security
  Decrease in expected cash flows of a debt security

        Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported net of tax in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

        No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        Our projections of hypothetical net losses in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projection is based on a model which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in the interest rates of positive and negative 100, 200 and 300 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. While we believe that the potential of a market rate change is reasonably possible, actual results may differ.

Increase (Decrease) in fair value of portfolio
given an interest rate (decrease) increase of X basis points
As of September 30, 2003
(in thousands)

(300)	(200)	(100)	100	200	300

113,221	73,181	35,402	(36,389)	(71,047)	(104,413)

ITEM 4: Controls and Procedures

        We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

     In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2003 may result in the assertion of additional claims. We carry general liability insurance for each of our operations on a claims-made basis with varying deductibles for which we maintain reserves. We maintain general liability, professional liability and employment practices liability insurance in amounts that we believe is appropriate. The professional liability and employment practices liability insurance is carried through our captive subsidiary.

         Our captive subsidiary provides up to $5 million in professional liability coverage for each event and up to $10 million in coverage for each event that is a class action. The captive has an aggregate policy limit of $20 million, which is an increase of $5 million from the prior year. On top of the captive’s per event limit of $5 million, the captive is co-insured with a commercial carrier for an additional $10 million for employment practices claims. The captive provides up to $1 million in coverage for each event and has an aggregate policy limit of $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care field. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. The trial court has certified various subclasses of physicians; however, we were not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and we have filed our opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two companies have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court, with one now having received final approval. Although we can not predict the outcome, management believes that the claims asserted in this lawsuit are without merit and we intend to defend our position.

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

(b)    Reports on Form 8-K

        In connection with a press release regarding our results of operations for the quarter ended September 30, 2003 and our financial condition as of the period then ended, we filed a current report on Form 8-K with the Securities and Exchange Commission on October 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: November 13, 2003	/s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: November 13, 2003	/s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 13, 2003	/s/ John J. Ruhlmann

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