Form 10-K
period 2003-12-31
COVENTRY HEALTH CARE INC
filed 2004-03-10
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2003 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $2,765,263,930.

        As of February 29, 2004, there were 88,622,550 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10–K

PART I

Cautionary Statement Regarding Forward–Looking Statements

        This Form 10-K contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward–looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. For example, discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10–K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10–K refer to Coventry Health Care, Inc. and its subsidiaries.

        These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10–K. Actual operations and results may differ materially from those expressed in this Form 10–K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, price restrictions under Medicaid and Medicare, issues relating to marketing of products or accreditation or certification of our products by private or governmental bodies and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to difficulties in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates, issues relating to continued growth through acquisitions, and litigation risk.

Item 1: Business

General

        We are a leading publicly traded managed health care company with 2.4 million members, excluding network rental members, as of December 31, 2003. We operate a diversified portfolio of local market health plans serving 14 markets, primarily in the Mid–Atlantic, Midwest and Southeast United States. Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, PersonalCare, SouthCare, Southern Health and WellPath. Our health plans generally are located in small to mid–sized metropolitan areas. Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission and free of charge, on the Internet at www.coventryhealth.com.

        We offer employer groups a broad range of commercial managed care products that vary with respect to the level of benefits provided, the costs paid by employers and members and our members’ access to providers without referral or preauthorization requirements. We offer underwritten or “risk” products, including health maintenance organizations (“HMO”s), preferred provider organizations (“PPO”s) and point of service (“POS”) plans. In addition, we offer defined contribution health plans. Our risk products also include state–sponsored managed Medicaid programs and Medicare+Choice programs in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates. For our risk products, we receive premiums in exchange for assuming underwriting risks and performing sales, marketing and administrative functions. We also offer “non–risk” products to employer groups that self–insure employee health benefits.

Operating and Growth Strategy

        Maintaining Leading Positions in Our Markets

        We operate health plans with strong competitive positions in all of our markets. We believe our local focus enables us to compete effectively with large national competitors that operate in the markets we serve, and our management expertise, resources and economies of scale give us a competitive advantage over small, local market health plans. We believe the combination of our local strengths and our resources as a large company makes our health plans attractive to employers and members, and thereby enhances our competitive positions in the markets in which we operate. We believe our strong market positions enable us to negotiate competitive contracts with providers and realize operating efficiencies.

      Pursuing Strategic Acquisitions

        The managed care industry continues to be highly fragmented, with many health plans in operation in the United States. A part of our acquisition strategy is to acquire entities that we believe will benefit from our management expertise and provide opportunities for improved operations and cost savings through our management practices and economies of scale. The acquisitions have been at attractive valuations as a result of our ability to provide opportunities for improved operations and cost savings. We believe that there will be additional acquisition opportunities in the future as a result of the continued consolidation of the managed care industry and the increasing difficulties that some of the small, local plans will face in competing with larger companies that have greater access to capital, superior information systems, lower administrative costs, more innovative product portfolios and more effective medical management techniques and management practices. We intend to continue to pursue acquisitions in both our existing markets and in new markets as attractive opportunities arise.

        Throughout the entire acquisition process, beginning with due diligence and thereafter, we undertake an extensive review of the premium rates, medical and administrative cost structures, provider arrangements and medical management practices of the acquired entity. Generally, we have been able to improve the operating margins of our acquired entities within six to twenty–four months after we have completed the acquisition. This is primarily due to strict pricing discipline, improved provider arrangements, more effective medical management protocols and/or reductions in administrative costs resulting from operating efficiencies and our economies of scale. We believe that we can continue to achieve improved operating margins at acquired entities through these means.

Products

      Commercial Risk and Governmental Programs

        Our health plans and insurance companies offer employer groups a full range of commercial risk products, including HMO, PPO and POS products. We design our products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which we operate. We had 1.5 million commercial risk members as of December 31, 2003 that accounted for $3.4 billion of revenue in 2003.

        Our products vary with respect to the level of benefits provided, the costs to be paid by employers and members, including deductibles and co–payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

        Our HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health and ancillary diagnostic and therapeutic services. In general, a fixed monthly membership fee covers all HMO services although some benefit plans require co–payments or deductibles in addition to the basic membership fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our HMO plans have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

        Our PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and allow members to use providers that do not participate in our managed care networks. If a member chooses a non–participating provider, deductibles, co–payments and other out–of–pocket costs to the member generally are higher than if the member chooses a participating provider. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out–of–pocket costs borne by the members.

Medicare

        As of December 31, 2003, we operated five Medicare+Choice HMOs in six states covering 64,000 members. We also operated three Medicare+Choice demonstration PPOs in as many states covering 1,000 members. In addition, we managed one Medicare+Choice alternative payment demonstration HMO, for which we assume no underwriting risk, in two states covering 3,000 members. The Medicare+Choice line of business accounted for $480.3 million of revenue in 2003.

        Under the Medicare+Choice contracts, we receive a county–specific fixed premium per member per month from the Centers for Medicare and Medicaid Services (“CMS”). This premium reflects certain demographic adjusters of the Medicare population. Ten percent of the CMS premium was based on individually determined health risk adjusters in 2003. Thirty percent of the CMS premium will be based on individually determined health risk adjusters in 2004. Fifty, seventy–five and one hundred percent of the CMS premium will be based on individually determined health risk adjusters in 2005, 2006 and 2007, respectively. The average increase of the CMS rates in 2003 was 2%. In the HMO alternative payment demonstration, we provide only administrative services to an employer retiree account for a fixed administrative fee with 10% of that fee at risk as part of an agreement among CMS, the employer and us. PPO products in all markets benefit from a risk sharing arrangement with CMS.

        As of December 31, 2003, we withdrew from the individual Medicare+Choice market in one county in West Virginia and one county in Ohio due to inadequate rates. This affected only a few members, some of whom switched to our PPO product. In the first quarter of 2004, we introduced two products in the Kansas market and one in the Pennsylvania market.

Medicaid

        We offer health care coverage to Medicaid recipients in seven states which, as of December 31, 2003, covered 324,000 members and accounted for $523.8 million of revenue in 2003. The Medicaid Management Care agreement is a contract with each individual state. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member.

        During 2003, our total Medicaid membership grew by 17.8% and revenue increased by 14.5% related to an auto–assignment of additional members by the State of Missouri due to the withdrawal of a competitor in the Missouri market. The majority of the Medicaid members are in the Missouri and Pennsylvania markets, representing 84.6% of our total Medicaid membership.

Financial Information

        Required financial information related to our business segments is set forth in Note O of our consolidated financial statements.

      Management Services

        We offer management services and access to our provider networks to employers that self–insure their employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our management services, we receive a fixed fee for the access to our provider networks and the management services we provide and assume no underwriting risk. As of December 31, 2003, we had approximately 484,000 non–risk members.

        We offer a product to third–party payors under which we provide access to our provider networks for members of self–insured employers, as well as the benefits of our provider pricing arrangements, claims repricing and utilization review services. We do not assume underwriting risk for these services. As of December 31, 2003, we had approximately 678,000 network rental members.

        These management services accounted for $92.7 million of revenue for the year ended December 31, 2003.

Markets

        The markets in which we operate are described as follows:

  Delaware – commercial products in Delaware and eastern Maryland; Medicaid products in the Baltimore metropolitan area and northeast counties.
  Georgia – commercial products in the Atlanta metropolitan area.
  Illinois – commercial products, primarily in the Central and Southern areas.
  Iowa – commercial products to members primarily in the Des Moines metropolitan area with additional networks in Sioux City, Waterloo and rural Iowa; and Medicaid products in the Waterloo area.
  Kansas – commercial and Medicare+Choice products in the Kansas City and Wichita metropolitan areas, including portions of Western Missouri.
  Louisiana – commercial products, primarily in the New Orleans and Baton Rouge metropolitan areas.
  Missouri – commercial and Medicare+Choice products to members in the St. Louis metropolitan area, including portions of Southern Illinois; Medicaid products also in the St. Louis metropolitan area and Central and Western Missouri.
  Nebraska – commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska.
  North Carolina – commercial and Medicaid products primarily in the Charlotte and Raleigh–Durham metropolitan areas.
  Pennsylvania – commercial products primarily in Harrisburg and the State College metropolitan areas comprising the eastern Pennsylvania market; commercial products in Pittsburgh, Erie and portions of Eastern Ohio comprising the western Pennsylvania market; Medicaid products in the Harrisburg metropolitan area; and Medicare+Choice in the Pittsburgh and State College metropolitan areas.
  Utah – commercial products primarily in the Ogden, Salt Lake City and Provo metropolitan areas.
  Virginia – commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
  West Virginia – commercial, Medicaid and Medicare+Choice products to a service area covering a majority of the state’s population.

Membership

        The following tables show the total number of members as of December 31, 2003 and 2002 (rounded to the nearest thousand) and the percentage change in membership between these dates.

	December 31,		Percent
	2003	2002	Change
Membership by market *:
Delaware	104,000	105,000	(1.0%)
Georgia	80,000	80,000	--
Illinois	75,000	--	--
Iowa	96,000	85,000	12.9%
Kansas	222,000	307,000	(27.7%)
Louisiana	73,000	71,000	2.8%
Missouri	470,000	376,000	25.0%
Nebraska	48,000	39,000	23.1%
North Carolina	118,000	109,000	8.3%
Pennsylvania	694,000	640,000	8.4%
Utah	169,000	--	--
Virginia	155,000	140,000	10.7%
West Virginia	79,000	83,000	(4.8%)

Total membership	2,383,000	2,035,000	17.1%

	December 31,		Percent
	2003	2002	Change
Risk membership:
Commercial	1,510,000	1,283,000	17.7%
Medicare	65,000	82,000	(20.7%)
Medicaid	324,000	275,000	17.8%

Total risk membership	1,899,000	1,640,000	15.8%
Non-risk membership	484,000	395,000	22.5%

Total membership	2,383,000	2,035,000	17.1%

Network rental membership	678,000	788,000	(14.0%)

* Membership by market excludes network rental membership

Provider Networks

        Our health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. All of our health plans currently offer an open panel delivery system. In an open panel structure, individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of our health plans.

        A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, we have capitation arrangements for ancillary services, such as mental health care. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 9.9%, 8.9%, and 8.8% of our total medical costs for the years ended December 31, 2003, 2002 and 2001, respectively. Membership associated with global capitation arrangements was approximately 145,000, 116,000 and 84,000 as of December 31, 2003, 2002 and 2001, respectively. We consider the risk associated with these arrangements to be immaterial.

        Most contracted primary care and specialist physicians are compensated under a discounted fee–for–service arrangement. The majority of our contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee–for–service, a per case basis or in some instances a discount from charges basis. We pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates.

Medical Management

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over–utilization or under–utilization of services and assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate office monitors the medical management policies of our health plans and assists our health plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment. We review new medical technologies in advance to ensure that only safe and effective new medical procedures are used. We regularly conduct studies to discover possible adverse medical outcomes for both quality and risk management purposes.

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

        Each of our health plans either employs or contracts with physicians as medical directors who monitor the quality and appropriateness of the medical services provided to our members. The medical directors supervise medical managers who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence–based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

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

Information Technology

        We believe that integrated and reliable information technology systems are critical to our success. We have implemented advanced information systems to improve the operating efficiency of our health plans, support medical management, underwriting and quality assurance decisions and effectively service our employer customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our commercial, government and non–risk business, including enrollment, provider referrals, claims processing and premium billing.

        We have dedicated in–house teams providing infrastructure and application support services to our members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rates, marketing and contracting functions. Our centralized data center processes approximately 19 million claims annually. We have dedicated in–house teams that convert acquired health plans to our information systems as soon as possible following the closing of the acquisition.

        Approximately 60% of all claim transactions are processed via electronic data interface which supports our ability to auto adjudicate 75% of all claims.

        Over the last four years, we have continued to invest and expand our e–commerce capability. We are committed to delivering fully functional, secure, e–commerce transactions, services and content across our member, employer groups, broker and provider channels. In 2003, we experienced significant growth in all of our e–commerce channels, supported by focused growth programs. Transaction growth for 2003 includes:

  a 57% increase in the number of visitors to our public web sites;
  a 281% increase in provider transactions;
  a 46% increase in our password protected member self–service transactions; and
  a significant growth of our password protected self–service transactions.

        The Health Insurance Portability and Accountability Act (“HIPAA”) of 1996 imposed new requirements relating to the standardization of electronic healthcare transactions, privacy and security. Dedicated HIPAA project teams, along with a senior management steering committee, have been created to ensure that we have satisfied all applicable requirements. The HIPAA projects for privacy and for transaction and code sets were delivered on schedule by the mandatory compliance dates. We are continuing to work on HIPAA security and expect to complete all security required enhancements to our systems and business processes by the mandatory compliance date.

Marketing

        Our health plans market commercial HMO, POS and PPO products to employer group purchasers on both a fully insured and self–funded basis. Among small and medium size employers, our commercial products are most commonly offered on an exclusive basis. In the large group segment, our products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay a large part of their employees’ health care premiums, although we have witnessed a trend toward a growing portion of that cost being assumed by employees. Typically our employer group contracts are renewed annually.

        To respond to market demand in all size segments, our health plans have expanded the number of lower cost product options made available to employee group purchasers. These products also serve as the foundation for our consumer-driven strategy, Coventry FlexChoice. We believe interest in this product type will continue to grow as increasing premiums encourage employers to seek out more cost effective alternatives. We also intend to expand Coventry FlexChoice to take advantage of the new Internal Revenue Service guidelines recently promulgated concerning Health Savings Accounts.

        We market our managed care products and services through our own sales staff and a network of several thousand independent brokers and agents. Our local direct sales staff and independent brokers and agents market our health plans, seeking to attract new employer customers and members and retain our existing employer customers and members. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

        Our direct sales staff and independent brokers and agents typically market our managed care products and services to employers in a two–step process in which presentations are made first to employers to secure contracts to provide health benefits. In most instances, our sales are made on a complete replacement basis. If we are co–existing in an account with another carrier, our direct sales staff will then be involved in the solicitation of members from the employee base during periodic open enrollments during which employees are permitted to change health care programs. In some markets, we use workplace presentations, direct mail and radio and television advertisements to market to prospective members.

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

Significant Customers

        Our commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. For the years ended 2003, 2002 and 2001, we received 10.8%, 12.3% and 11.4%, respectively, of our managed care premiums from the Federal Medicare+Choice program throughout our various markets. We also received 11.8%, 13.1% and 12.4% of our managed care premiums in 2003, 2002 and 2001, respectively, from our state-sponsored Medicaid programs throughout our various markets. In 2003, the State of Missouri accounted for over half of our Medicaid premiums.

Competition

        The managed care industry is highly competitive, both nationally and in the individual markets we serve. Generally, in each market, we compete against local Blue Cross Blue Shield affiliated health plans, locally–owned plans and provider sponsored plans. In certain markets, we also compete with national health plans. We compete for employer groups and members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies. We maintain an active presence in the communities served by our health plans through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in the communities we serve.

Corporate Governance

        Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer and Chief Financial Officer and our employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters can be accessed on our website at www.coventryhealth.com or may be requested by writing to the following address: Coventry Health Care, Inc., Attn: Corporate Secretary, 6705 Rockledge Drive, Suite 900, Bethesda, Maryland, 20817.

Government Regulation

        As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction and changes are frequently considered and implemented.

      State Regulation

        The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance companies and HMO subsidiaries. One of our insurance company subsidiaries, Coventry Health and Life Insurance Company (“CH&L”), offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not offer traditional indemnity insurance.

        Our regulated subsidiaries are required by state law to file periodic reports and to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends to the parent or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. Our HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Several states impose requirements with respect to the prompt payment of claims and permitting “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our costs of assembling and administering provider networks.

        We also are subject to the insurance holding company regulations in the states in which our regulated subsidiaries operate. These laws and associated regulations generally require registration with the state department of insurance and the filing of reports describing capital structure, ownership, financial condition, certain inter–company transactions and business operations. Most state insurance holding company laws and regulations require prior regulatory approval or, in some states, prior notice, of acquisitions or similar transactions involving regulated companies, and of certain transactions between regulated companies and their parents. In connection with obtaining regulatory approvals of acquisitions, we may be required to agree to maintain capital of regulated subsidiaries at specified levels, to guarantee the solvency of such subsidiaries or to other conditions.

        Most states now impose risk–based or other net worth-based capital requirements on our regulated entities. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

      Federal Regulation

Sarbanes–Oxley Act of 2002

        On July 31, 2002, President George W. Bush signed into law the Sarbanes–Oxley Act of 2002 (the “Act”). The Act is a comprehensive piece of legislation that will increase the cost of doing business. The Act’s principal reforms include:

  the creation of an independent public company accounting oversight board;
  auditor independence provisions that restrict the non-audit services that accountants may provide to their audit clients;
  a range of corporate governance and responsibility measures;
  expanded disclosure requirements, including accelerated Section 16(a) reporting by insiders;
  mandatory disclosure by analysts of potential conflicts of interest;
  a range of new penalties for fraud and other violations; and
  mandatory disclosure of management’s assessment of internal controls.

        Other provisions in the Act increase the Securities and Exchange Commission’s funding and enforcement powers, and require various studies and reports. We are compliant with the Act.

Health Insurance Portability and Accountability Act of 1996

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes new requirements relating to a variety of issues that affect the Company’s business, including the privacy and security of medical information, limits on exclusions based on preexisting conditions for certain plans, guaranteed renewability of health care coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform health care provider, payor and employer identifiers. Various agencies of the federal government have issued regulations to implement certain sections of HIPAA. This law is far reaching and complex, and proper interpretation and practice under the law continues to evolve. Because the rules implementing this law are still evolving, we can not assure you that the costs of compliance with this law will not adversely affect our results of operations or cause us to significantly change the way we operate our business.

        The Department of Health and Human Services also released its final rule for electronic data standards under the HIPAA on August 17, 2000, effective October 17, 2000. This rule establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. We are compliant with the electronic data standards established by the final rule.

        On December 20, 2000, the Department of Health and Human Services released a final rule regarding standards for privacy of individually identifiable health information and the Department of Health and Human Services published revisions to the final rule in August 2002. The primary purposes of the privacy rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of health care delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations and individuals. We are compliant with the final rule.

        On January 5, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the Internal Revenue Service and the Department of Health and Human Services issued two regulations that provide guidance on the nondiscrimination provisions under the HIPAA as they relate to health factors and wellness programs. These nondiscrimination provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. We currently do not believe that these regulations will have a material adverse effect on our business.

        On February 20, 2003, the Department of Health and Human Services issued its final rule for security standards under the HIPAA. This rule establishes minimum standards for the security of electronic health information while being held by an entity and while the information is in transit between entities. The compliance date for the security standards rule is April 21, 2005. We have implemented a plan of action to achieve compliance with the final security standards rule by the compliance date.

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

        The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA (insured and self–insured). The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establishes new requirements for plan responses to appeals and expands required disclosures to participants and beneficiaries. The regulations apply to claims filed under a group health plan on or after the first day of the first plan year beginning on or after July 1, 2002 and not later than January 1, 2003. These regulations have not had a material adverse effect on our business.

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

        The Centers for Medicare and Medicaid Services issued a final Medicaid managed care rule on January 19, 2001. The final rule includes strengthened beneficiary protections and new provisions designed to protect the rights of participants in the Medicaid program. Specifically, the final rule requires states to assure continuous access to care for beneficiaries with ongoing health care needs who transfer from one health plan to another. The new rule also requires states and plans to identify enrollees with special health care needs and to assess the quality and appropriateness of their care. This rule has not had a material adverse effect on our business.

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

        The Centers for Medicare and Medicaid Services have promulgated regulations that prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans such as bonuses or withholds that could result in a physician being at “substantial financial risk” as defined in Medicare regulations. Our ability to maintain compliance with such regulations depends, in part, on our receipt of timely and accurate information from our providers. Although we believe we are in compliance with all such Medicare regulations, we are subject to future audit and review.

        In 1996, as part of the HIPAA, Congress adopted a statutory exception for certain risk-sharing arrangements. The Office of the Inspector General has published two safe harbors addressing these risk–sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti–kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our HMOs to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.

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

        HealthAmerica Pennsylvania, Inc. (“HealthAmerica”), our Pennsylvania HMO subsidiary, received audit reports from the OPM that questioned approximately $31.1 million of subscription charges that were paid to HealthAmerica under the FEHBP for contract years 1993 – 1999. In the fourth quarter of 2003, HealthAmerica settled this dispute with the OPM and the U.S. Department of Justice. The final settlement payment of $29.0 million was fully reserved by HealthAmerica and therefore had no impact on 2003 earnings, the regulated capital of HealthAmerica, or our consolidated stockholders’ equity.

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

        In February 2003, Rep. Charlie Norwood re-introduced Patients’ Bill of Rights legislation that closely tracks the House version that died in the 107th Congress. Among other provisions, the proposed legislation includes the following:

  would require insurers to have approved utilization review programs, claims procedures and appeal procedures concerning claim denials;
  would restrict interference by insurers with the doctor-patient relationship;
  would prohibit insurers from discriminating against licensed healthcare professionals with respect to participation in their networks;
  would provide opportunity for individuals battling life threatening, deadly diseases to participate in a federally approved or funded clinical trial; and
  would permit every member who is denied care to have a fair, speedy and impartial appeal to a review organization not selected by the insurer;

        The bill was referred to House Subcommittee on Employer-Employee Relations on March 3, 2003. The bill’s status is unchanged.

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

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This act makes changes to the existing Medicare law, including the creation of a new outpatient drug benefit beginning in 2006 and an immediate drug discount card for the interim period until January 1, 2006. The act makes managed care organizations eligible to be sponsors of both the drug card and drug benefit plan programs. In addition, the Medicare+Choice program, renamed Medicare Advantage, is expanded in a number of ways and payments are increased. At this time, we can not predict what impacts this new law will have on our business and operations.

        This act increased base rate payments to Medicare+Choice plans. The total increase in 2004 for all of our markets averaged 10.7%. The increase in revenue is required to be spent as follows: to increase benefits to members; to decrease cost sharing of members through reduced co–payments and coinsurance; to stabilize provider networks; to decrease member premiums; and to stabilize benefits. Title I of this same law created a prescription drug discount card and provides for a future prescription drug benefit. We are planning to ensure our members have access to a CMS endorsed prescription drug discount card throughout 2004 and 2005. The prescription drug benefit will be effective on January 1, 2006. This benefit will become part of the Medicare+Choice funding at that time. The Company is currently monitoring the implementation of the law to determine how it will impact our offerings in 2006 and will continue to monitor this issue as new regulations are released.

Risk Management

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2003 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

        Our captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year we will re–evaluate the most cost effective method for insuring these types of claims.

Employees

        At February 27, 2004, we employed 4,203 persons, none of whom are covered by a collective bargaining agreement.

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

Acquisition	Markets	Type of Business	Year Acquired
American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser – NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser – KC”)	Kansas	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc. (“Mid–America”)	Kansas	HMO	2002
PersonalCare Health Management, Inc. (“PersonalCare”)	Illinois	HMO	2003
Altius Health Plans, Inc. (“Altius”)	Utah	HMO	2003

Service Marks and Trademarks

        We have the following federally registered service marks: “Advantra,” “Carelink,” “Carelink Health Plans” logo, “Coventry,” “Coventry Healthy Choices Program,” “Coventry USA,” cross design, “Delawarecare,” Doc Bear character, “GHP,” “GHP” logo, “GHP Network Connection,” “HealthAmerica,” “HealthAssurance,” “HealthAssurance Flex,” “It’s That Simple,” “Mid-America Health Network,” “Sensicare,” “SouthCare,” “SouthCare Medical Alliance” logo, sun design logo, “Strong Starts,” “WellPath Select,” “WellPath 65,” “WellPath Community Health Plans,” “Senior Life Management,” “The Good Life Times” and our torch logo design. We have the right in perpetuity to use the federally registered name “HealthCare USA” in Missouri, Illinois, Kansas and Florida.

        We have pending applications for federal registration of the following service marks: “Coventry Healthy Decisions Program,” “Coventry FlexChoice,” “With You When It Matters,” “The Answer To Your Health Care Needs,” “Mid America Health Access,” “Mid America Health Access Plus,” “Mid America Health Access +,” “Mid America Health Administrators,” “Mid America Health Care,” “Mid America Health Reinsurance, Ltd.,” “Mid America Health” logo and “The Health Conscious Health Plan.”

Executive Officers of Our Company

        The following table sets forth information with respect to the current executive officers:

Name	Age	Position
Allen F. Wise	61	President, Chief Executive Officer and Director
Thomas P. McDonough	55	Executive Vice President and Chief Operating Officer
Dale B. Wolf	49	Executive Vice President, Chief
		Financial Officer and Treasurer
Nancy G. Cocozza	43	Senior Vice President
Thomas A. Davis	43	Senior Vice President
Harvey C. DeMovick, Jr.	57	Senior Vice President, Customer Service
		Operations and Chief Information Officer
Richard J. Gilfillan, M.D.	54	Senior Vice President
Shawn M. Guertin	40	Senior Vice President
J. Stewart Lavelle	50	Senior Vice President, Sales and Marketing
Bernard J. Mansheim, M.D.	57	Senior Vice President and Chief Medical Officer
James E. McGarry	45	Senior Vice President
Timothy E. Nolan	48	Senior Vice President
John J. Ruhlmann	41	Vice President and Corporate Controller
Francis S. Soistman, Jr.	47	Senior Vice President
Janet M. Stallmeyer	55	Senior Vice President
Charles R. Stark	59	Senior Vice President
Thomas C. Zielinski	53	Senior Vice President and General Counsel

        Allen F. Wise has been a director and President and Chief Executive Officer of our Company since October 1996. From October 1994 to October 1995, he was Executive Vice President of MetraHealth Companies, Inc., a managed health care company that was acquired by UnitedHealth Group, Incorporated, a diversified health and well being company, in October 1995. From October 1995 to October 1996, he was Executive Vice President of UnitedHealth Group, Incorporated. From January 1994 to October 1994, he was President and Chief Executive Officer of Wise Health System, a health care investment company. From 1991 to 1994, Mr. Wise was President and Chief Executive Officer of Keystone Health Plan, a managed health care company, and also Chief Operating Officer of Independence Blue Cross, a health care insurance company. He is a director and a member of the audit committee of NCO Group, Inc., a provider of accounts receivable management and other outsourced services.

        Thomas P. McDonough was elected Executive Vice President of our Company in April 1998 and Chief Operating Officer in July 1998. He was Chief Executive Officer of Uniprise, a subsidiary of UnitedHealth Group, Incorporated, a diversified health and well being company, from November 1997 until April 1998; Executive Vice President, Customer Services Group from February 1997 to November 1997; and Senior Vice President, Claim Services from August 1995 through February 1997. Prior to 1995, he was the President of Harrington Service Corporation, an insurance services company, and the Chief Operating Officer of Jardine Group Services Corporation, an insurance brokerage company and third party administrator.

        Dale B. Wolf was elected Executive Vice President, Chief Financial Officer and Treasurer of our Company in April 1998. From December 1996 to April 1998, he was Senior Vice President, Chief Financial Officer and Treasurer of our Company. From August 1995 to December 1996, he was Executive Vice President of SpectraScan Health Services, Inc., a women’s health care services company. From January 1995 to August 1995, Mr. Wolf was Senior Vice President, Business Development of MetraHealth Companies, Inc., a managed health care company. From August 1988 to December 1994, Mr. Wolf was Vice President, Specialty Operations of the Managed Care and Employee Benefits Operations of The Travelers, an insurance company. He is a director and a member of the audit committee of HealthExtras, Inc., a provider of pharmacy benefit management services and supplemental benefits. Mr. Wolf is a Fellow of the Society of Actuaries.

        Nancy G. Cocozza was elected Senior Vice President, Government Programs, of our Company in May 2001, and has served as head of Medicare Operations since August 2003. Prior to that time, she held the following positions with former Aetna US HealthCare Inc. (now Aetna Inc.), a national employee benefits carrier: from October 1999 to February 2001, she was Vice President, e-Health PMO; from March 1998 to January 2000, she was Vice President, Y2K Readiness; and from August 1996 to March 1998, she was Vice President, Mid Atlantic Region Customer Service. Prior to that time, she was head of Self-Insured Operations of US HealthCare (now Aetna Inc.).

        Thomas A. Davis was elected Senior Vice President of our Company in April 1998 and President and Chief Executive Officer of Coventry Health Care of Georgia, Inc., our Georgia health plan, in May 1998. Prior to that time from 1996 to 1998, he was the Chief Executive Officer of the Utah operations of UnitedHealth Group, a diversified health and well being company. From 1995 to 1996, Mr. Davis was Vice President, Operations, of MetraHealth Companies, Inc., a managed health care company. From 1992 to 1994, he was Director, HMO Operations, of Prudential Health Care System. Prior to 1992, Mr. Davis held various positions in health care venture capital and management consulting firms.

        Harvey C. DeMovick, Jr. was elected Senior Vice President of our Company in April 1998. He has served as our Chief Information Officer since April 2001 and as our Senior Vice President, Customer Service Operations since September 2001. From April 2001 to September 2001, he served as our Senior Vice President, Organizational Development, Human Resources and Compliance. From April 1998 to April 2001, he was Senior Vice President, Government Programs, Compliance, Information Systems and Human Resources of our Company. He was Senior Vice President, Medical and Government Programs of Coventry Corporation from July 1997 to April 1998. From October 1995 to July 1997, Mr. DeMovick was Senior Vice President, Customer Administrative Services, of UnitedHealth Group, Incorporated, a diversified health and well being company, and from October 1994 through October 1995 he was Vice President, Managed Care Operations, of MetraHealth Companies, Inc., a managed health care company.

        Richard J. Gilfillan, M.D. was elected Senior Vice President of our Company in August 2001. Prior to that time, from October 2000 to August 2001, he was an independent health care consultant. From June 1989 to October 2000, he held various positions with Independence Blue Cross, a health care insurance company in southeastern Pennsylvania, including most recently Senior Vice President and General Manager of AmeriHealth New Jersey, a managed health care plan and subsidiary of Independence Blue Cross. Prior to that, he was Senior Vice President and Chief Medical Officer of Independence Blue Cross. Prior to that time, from 1985 to 1989, he served as Medical Director for Medigroup Central Health Plan, a managed health care plan, and from 1980 to 1985, he served as Medical Director and practicing physician with The Winchendon Community Health Center, a health care clinic.

        Shawn M. Guertin was elected Senior Vice President of our Company in February 2003. He has served as President of Coventry Health and Life Insurance Company since February 2002. From April 1998 to February 2003, he was Vice President of Finance of our Company. Prior to that date, he was Vice President of Finance of Coventry Corporation from January 1998. From October 1995 to January 1998, he was a Vice President of UnitedHealth Group, Incorporated, a diversified health and well being company. Prior to that time, from 1993 to 1995, he served as a Vice President for The MetraHealth Companies, Inc., a Connecticut managed health care company, and for The Travelers, a Connecticut insurance company.

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

        Bernard J. Mansheim, M.D. was elected Senior Vice President and Chief Medical Officer of our Company in April 1998. From August 1997 to April 1998, he was the Chief Operating Officer of United HealthCare of the Mid-Atlantic, a managed health care company, and, from August 1996 to July 1997, was its Chief Medical Officer. In April 1995, he became President and Chief Executive Officer of HealthSpring, Inc., a pre-paid, primary care group medical practice and subsidiary of MetraHealth Companies, Inc. Following the acquisition of MetraHealth Companies, Inc. by UnitedHealth Group, Incorporated, a diversified health and well being company, in October 1995. Dr. Mansheim continued as the President and Chief Executive Officer of HealthSpring, Inc. until its divestiture in August 1996 and also served as National Medical Director of UnitedHealth Group, Incorporated. From August 1994 to April 1995, he was President and Chief Executive Officer of Triangle HealthCare Group, a primary care group medical practice, and Medical Director of Prudential Health Care System of the Triangle in Raleigh-Durham-Chapel Hill, North Carolina, a managed health care company.

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

        Timothy E. Nolan was elected Senior Vice President of our Company in December 2003. From September 2000 to December 2003, he was an independent consultant for various healthcare companies, including the Company. From September 2000 to January 2004, he served as a director of Andrx Corporation, a generic pharmaceutical company. From late March 2000 through November 2001, Mr. Nolan served as President and Chief Operating Officer of Cybear, Inc., an information technology company and a wholly owned subsidiary of Andrx Corporation. From June 1999 to September 2000, he served as a director of Cybear, Inc. From 1985 through March 2000, Mr. Nolan was employed by Aetna Inc., last serving as Senior Vice President of former AetnaUSHealthcare Inc. (now Aetna Inc.) in charge of the field organization. On May 6, 2003, Mr. Nolan entered into an administrative consent Order with the SEC pursuant to which, without admitting or denying the SEC’s findings, he agreed to cease and desist from committing or causing any future violations of certain of the reporting provisions of the Securities Exchange Act of 1934. The Order related to the SEC’s finding that Cybear had improperly recognized approximately $1.3 million in revenue (representing approximately $27,000 in gross profit) pursuant to a joint venture between Andrx and Cybear. The SEC’s Order found that these amounts were improperly recognized in Cybear’s March 31, 2000 and June 30, 2000 Forms 10-Q, and in the July 31, 2000 joint proxy statement/prospectus with respect to a reorganization completed in September 2000 under which Cybear became a wholly owned subsidiary of Andrx Corporation.

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

Item 2: Properties

        As of December 31, 2003, we leased 60,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased 848,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans operate, of which 10% is subleased. Our leases expire at various dates from 2004 through 2013. We also own a building in Richmond, Virginia with 45,000 square feet, which is used for administrative services related to our health plan in that state, of which 46% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

        See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings” for more information.

Item 4: Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2003.

PART II

Item 5: Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock is traded on the New York Stock Exchange® (NYSE®) stock market under the ticker symbol “CVH.” On December 23, 2003, our Board of Directors approved a three–for–two stock split of our common stock. The stock split, in the form of a stock dividend, was effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in our price per share for all periods presented. The following table sets forth the quarterly range of the high and low closing sales prices of the common stock on the NYSE® stock markets during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2003		2002
	High	Low	High	Low
First Quarter	$ 21.93	$ 16.91	$ 18.25	$ 13.20
Second Quarter	30.93	21.29	22.80	16.82
Third Quarter	37.50	30.68	22.49	15.49
Fourth Quarter	43.84	34.97	25.03	17.77

        On February 27, 2004, we had approximately 300 stockholders of record, not including beneficial owners of shares held in nominee name. On February 27, 2004, our closing price was $43.57.

        We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business. Our ability to pay dividends is limited by certain covenants and restrictions contained in our senior notes and by insurance regulations applicable to our subsidiaries. Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

        Our Board of Directors has approved a program to repurchase up to 10% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, we purchased 3.3 million shares of our common stock in 2002 at an aggregate cost of $65.5 million. We did not purchase any shares of our common stock in 2003 under this program. The total remaining common shares we are authorized to repurchase under the program, is approximately 3.8 million as of December 31, 2003.

Item 6: Selected Consolidated Financial Data

        (in thousands, except per share and membership data)

	December 31,
	2003	2002	2001	2000	1999
Operations Statement Data (1)
Operating revenues	$ 4,535,143	$ 3,576,905	$ 3,147,245	$ 2,604,910	$ 2,162,372
Operating earnings	366,197	200,670	91,108	62,515	47,855
Earnings before income taxes	393,064	225,741	134,682	102,068	76,000
Net earnings	250,145	145,603	84,407	61,340	43,435
Basic earnings per share	2.84	1.64	0.87	0.69	0.49
Diluted earnings per share	2.75	1.58	0.83	0.62	0.45
Dividends declared per share	--	--	--	--	--

Balance Sheet Data (1)
Cash and investments	$ 1,405,922	$ 1,119,120	$ 952,491	$ 752,450	$ 614,603
Total assets	1,981,736	1,643,440	1,451,273	1,239,036	1,081,583
Total medical liabilities	597,190	558,599	522,854	444,887	362,786
Long-term liabilities	27,358	21,691	10,649	6,443	10,445
Senior notes	170,500	175,000	--	--	--
Redeemable convertible preferred stock	--	--	--	--	47,095
Stockholders’ equity	928,998	646,037	689,079	600,430	480,385

Operating Data (1)
Medical loss ratio (2)	81.2%	83.3%	86.0%	85.8%	86.1%
Operating earnings ratio	8.1%	5.6%	2.9%	2.4%	2.2%
Administrative expense ratio	12.0%	12.2%	12.0%	12.7%	13.8%
Basic weighted average shares outstanding	88,113	88,802	97,485	89,282	88,538
Diluted weighted average shares outstanding	90,765	91,865	101,812	98,635	96,238
Risk membership, continuing operations	1,899,000	1,640,000	1,522,000	1,437,000	1,202,000
Non-risk membership, continuing operations	484,000	395,000	319,000	276,000	238,000
Network rental membership, continuing operations	678,000	788,000	730,000	593,000	684,000

(1)Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See the notes to consolidated financial statements for detail on our acquisitions.

(2)Medical loss ratio excludes non-recurring charges and recoveries recorded in 2000 and 1999. For detail on these charges and recoveries, refer to the notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2002.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto. The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

  Executive–Level Overview
  Critical Accounting Policies
  New Accounting Standards
  Acquisitions
  Membership
  Results of Operations
  Liquidity and Capital Resources
  Other Disclosures
  Risk Factors

Executive–Level Overview

      General Operations

        We are a leading publicly traded managed health care company with approximately 2.4 million members, excluding network rental members, as of December 31, 2003. We operate a diversified portfolio of local market health plans, insurance companies and provider networks serving 14 markets. Our operations are based in Bethesda, Maryland with our local markets primarily covering the Mid–Atlantic, Midwest and Southeast regions of the United States. Our primary focus is owning and operating health plans with a concentration on risk business with mid-sized employer groups.

        We operate our health plans with a local focus but with the management expertise, resources and economies of scale of a large, well-capitalized company. We believe the delivery of health care benefits and services is best managed on a market–by–market basis. Each of our health plans operates under its local market name and has local management, including sales and marketing, medical management, contracting and provider relations personnel that design and manage health benefits to meet the needs of our individual markets. We believe that our local focus enables us to quickly adapt our products and services to the needs of individual markets and maintain strong relationships with our employer customers, members and health care providers. We will continue to meet competitive challenges by offering quality products at adequate rates while maintaining our low cost structure.

      Highlights of 2003 Performance

  Membership increased 17% over the prior year.
  Revenue increased 27% over the prior year.
  Medical loss ratio of 81.2% improved 210 basis points over the prior year.
  Selling, general and administrative expenses, as a percentage of revenue, improved by 20 basis points over the prior year.
  Operating margin of 8.1% improved 250 basis points over the prior year.
  Diluted earnings per share increased 74% over the prior year.
  Cash flows from operations was $323.1 million, a 55% improvement over the prior year.
  Total cash and investments increased to $1.4 billion, a 26% increase over the prior year.

      Operating Revenue and Products

        We generate our operating revenues from premiums for a broad range of managed care and management service products. Premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our preferred provider organization (“PPO”) and point of service (“POS”) products are typically lower than our health maintenance organization (“HMO”) premiums due to medical underwriting and higher deductibles and co–payments that are typically required of the PPO and POS members. Premium rates for our government programs, Medicare+Choice and state-sponsored managed Medicaid, are established by governmental regulatory agencies. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

        Revenue for our management services products (“non-risk”) is generally a fixed administrative fee for access to our provider networks and management services, for which we do not assume underwriting risk. The management services we provide typically include network management, claims processing, utilization review and quality assurance. In addition, we rent our network of providers (“network rental”), including claims repricing and utilization review, to other managed care plans or non–risk employers and assume no underwriting risk.

        During the three years ended December 31, 2003, we experienced substantial growth in operating revenues due to membership increases from acquisitions. We pursue acquisitions that fit into our local market strategy and that we feel are able to operate at target margins for the long term. Acquisitions must have a manageable regulatory and business climate and have the ability to add value to our company. Additionally, membership growth was achieved organically through marketing efforts, geographic expansion and increased product offerings.

        Our ability to introduce products quickly to each market has helped us to expand our customer base. In particular, we have been able to a add a large variety of lower cost products, which has proven especially attractive to customers. In some instances, we have introduced products in one market that we were already administering in another. Such commonality can help not only in properly administering benefit plans from day one, but also in expediting the regulatory approval processes. Although the approval processes are unique to each state, common plan documents can provide additional efficiencies.

      Operating Expenses

        Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation arrangements. Medical costs also include an estimate of claims incurred but not reported (“IBNR”).

        Our health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. Most contracted primary care and specialist physicians are compensated under a discounted fee–for–service arrangement. The majority of our contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee–for–service, a per case basis or in some instances a discount from charges basis. We pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates.

        A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, we have capitation arrangements for ancillary services, such as mental health care. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation arrangements.

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over–utilization or under–utilization of services and assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization collects and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of cost-effective, medically appropriate services.

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

      Cash Flows

        We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have not needed to use financing methods to generate cash for operations. We have a low debt to capital ratio and while we did issue senior notes in 2002 (as described in Note H to our consolidated financial statements of this Form 10–K), the entire proceeds were used to repurchase a portion of our common stock and were not used to fund operations. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions and for repurchases of our common stock.

Critical Accounting Policies

        The accounting policies described below are ones we consider critical in preparing our consolidated financial statements. Critical accounting policies are ones that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

      Revenue Recognition

        Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per subscriber contract rate and the number of subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Due to early timing of the premium billing, we are able to identify the retroactive adjustments for two subsequent months billings. Current period revenues are adjusted to reflect these retroactive adjustments.

        Based on information received subsequent to generating premium billings, historical trends, bad debt write–offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and reserves accordingly.

        As of December 31, 2003, we maintained reserves for retroactive billing adjustments of approximately $7.2 million compared with approximately $12.0 million at December 31, 2002. We also maintained reserves for doubtful accounts of approximately $1.4 million and $2.9 million as of December 31, 2003 and 2002, respectively. The calculation for these reserves is based on a percentage of the gross accounts receivable with the reserve percentage increasing for the older receivables. The reserves have declined as a result of an improvement in the aging of our premium receivables.

        We also receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare+Choice membership. Membership and category eligibility are periodically reconciled with CMS and could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue.

        We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. Our contracts are periodically reconciled by us with the OPM and could result in adjustments to revenue. Premiums for services to federal employee groups are subject to audit and review by the OPM on a periodic basis. Such audits are usually a number of years in arrears. We record reserves, on an estimated basis annually, based on appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

        We currently enter into performance guarantees with employer groups where we pledge that we will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone on–hold time, etc. Under these performance guarantees, we could be at risk and may incur penalties for not maintaining the standards established in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Risk levels are evaluated at least quarterly. We estimate our potential exposure and record appropriate reserves. The penalties that we have incurred have been immaterial and, although, we can not predict with precision the future effect on our results of operations of these penalties, we expect them to remain immaterial.

      Medical Claims Expense and Liabilities

        Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported (“IBNR”). IBNR estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. Certain situations require judgment in setting reserves, such as system conversions, processing interruptions, environmental changes or other factors.

        We employ a team of actuaries that have developed, refined and used the same set of reserve models over the past several years. For inpatient reserves, our models use credibility weighting of lag-based incurred claim estimates (traditional triangle based completion factors) and incurred claims estimates calculated as authorized days multiplied by per diem forecasts. For non-inpatient reserves, our models use credibility weighting of lag-based incurred claim estimates and trended per member per month estimates. For both the inpatient and non-inpatient reserves, lag-based estimates receive little or no credibility weighting in the more current incurral months. Credibility factors are increased for older months within the lag models since those older months have a higher completion factor and are the best indicator of our ultimate cost.

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

        Actuarial standards of practice generally require the actuarial developed medical claims estimates to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Medical claims liabilities are recorded at an amount we estimate to be appropriate. Adjustments of prior years estimates may result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made. Our reserve models have historically developed favorably suggesting that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims. We believe that this favorable development is a result of good communications between our health plans and our actuarial staff regarding medical utilization, mix of provider rates and other components of medical cost trend.

        The following table presents the components of the change in medical liabilities (Medical claims liabilities and Other medical liabilities) for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands).

	2003	2002	2001
Medical liabilities, Beginning of Period	$ 558,599	$ 522,854	$ 444,887

Acquisitions	38,828	30,778	34,627

Reported medical costs
Current year	3,693,821	2,985,472	2,679,337
Prior year	(86,532)	(65,973)	(28,344)

Total reported medical costs	$ 3,607,289	$ 2,919,499	$ 2,650,993

Claim payments
Payments for current year	3,235,902	2,527,999	2,259,523
Payments for prior year	371,624	386,533	348,130

Total claim payments	$ 3,607,526	$ 2,914,532	$ 2,607,653

Medical liabilities, End of Period	$ 597,190	$ 558,599	$ 522,854

        Acquisition balances represent medical liabilities as of the applicable acquisition date. Subsequent changes in estimates related to the acquired balances are recorded as adjustments to the settlement account with the acquired entity’s previous owner.

        The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends.

        We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% variance between our December 31, 2003 estimates of medical liabilities and actual costs payable, net earnings for the year ended December 31, 2003, would increase or decrease by approximately $3.8 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

      Investments

        We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 – “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in fixed income securities and classify all our investments as available–for–sale. Investments are evaluated at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

  adverse financial conditions of a specific issuer, segment, industry, region or other variables;
  the length of the time and the extent to which the fair value has been less than cost;
  the financial condition and near–term prospects of the issuer;
  our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
  elimination or reduction in dividend payments, or scheduled interest and principal;
  rating agency downgrade of a debt security; and
  expected cash flows of a debt security.

        Temporary declines in value of investments classified as available–for–sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

        The following table shows our investments’ gross unrealized losses and fair value, at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal bonds	$ 57,425	$ (714)	$ --	$ --	$ 57,425	$ (714)
US Treasury & agency securities	28,372	(161)	--	--	28,372	(161)
Mortgage-backed securities	20,923	(391)	3,270	(21)	24,193	(412)
Asset-backed securities	--	--	--	--	--	--
Corporate debt and other securities	147,709	(1,200)	--	--	147,709	(1,200)

	$ 254,429	$ (2,466)	$ 3,270	$ (21)	$ 257,699	$ (2,487)

        The securities presented in this table do not meet the criteria for an other–than–temporarily impaired investment. These securities have an investment grade credit rating. The current unrealized loss is the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value.

        Investments with original maturities in excess of three months and less than one year are classified as short–term investments and generally consist of corporate bonds, U.S. treasury notes and commercial paper. Long–term investments have original maturities in excess of one year and primarily consist of fixed income securities.

      Goodwill and Other Intangible Assets

        Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair–value–based test. We use three approaches to identifying the fair value of our goodwill and other intangible assets: a market approach, a market capitalization approach and an income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on the market value of our total shares outstanding. The income approach is based on the present value of expected future cash flows. All three approaches are reviewed together for consistency and commonality. Any impairment charges that may result will be recorded in the period in which the impairment took place.   We have not incurred an impairment charge related to goodwill. See Note C to the consolidated financial statements for additional disclosure related to intangible assets.

New Accounting Standards

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” as an amendment to FASB statement No. 123, “Accounting for Stock–Based Compensation.” This statement provides alternative methods of transition to the fair value method of accounting for stock-based compensation and requires prominent disclosure in our footnotes to the financial statements of our interim and annual reports. Unless the accounting rules change, we currently do not expect to transition to the fair value method of accounting for stock-based compensation, and, accordingly, this statement did not affect our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and nullifies EITF Issue No. 88–10, “Cost Associated with Lease Modification or Termination.” SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at fair value only when the liability is incurred. This statement did not have a material impact on our financial position or results of operations.

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

        The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair–value–based test. Impairment charges may result in future write–downs in the period in which the impairment took place. As required, we adopted SFAS No. 142 for the fiscal year beginning January 1, 2002, and, accordingly, goodwill was not amortized during 2002 nor 2003. Refer to Note C of our consolidated financial statements for more information.

        In June 1998, the FASB issued SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, we adopted SFAS No. 133. Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial investment classified as derivative in nature. The adjustment was shown separately as a cumulative effect of a change in accounting principle.

Acquisitions

        During the three years ended December 31, 2003, we completed several business combinations and membership purchases. These business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Prior to December 31, 2001, goodwill was amortized over a useful life of 35 years. In accordance with SFAS No. 142, effective January 1, 2002, we no longer amortize goodwill. The purchase price of our membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of five to twenty years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2003. The purchase price, in thousands, of each business combination includes the payment for net worth and transition costs. Transition costs are initial estimates of future expenses based on historical experience and known costs. These estimates may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. In addition, most of our acquisition agreements contain a provision for a final retroactive balance sheet settlement which may result in adjustments to the purchase price. The purchase price shown for recent acquisitions, in thousands, is inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments.

	Effective Date	Market	Purchase Price
Business Combinations

Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,303

Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 41,260

PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 20,116

Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 46,696

Membership Purchases

Health Partners of the Midwest (“Health Partners”)	January 1, 2001	Missouri	$ 4,863

Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser-KC”)	April 2, 2001	Kansas	$ 6,498

Membership

        The following table presents our membership as of December 31, 2003 and 2002 (rounded to the nearest thousand) and the percentage change in membership between these dates.

	December 31,		Percent
	2003	2002	Change
Risk membership:
Commercial	1,510,000	1,283,000	17.7%
Medicare	65,000	82,000	(20.7%)
Medicaid	324,000	275,000	17.8%

Total risk membership	1,899,000	1,640,000	15.8%
Non-risk membership	484,000	395,000	22.5%

Total membership	2,383,000	2,035,000	17.1%

Network rental membership	678,000	788,000	(14.0%)

        This increase in commercial risk membership is attributable to the acquisitions of Altius in the third quarter of 2003 and PersonalCare in the first quarter of 2003, as well as continued organic growth. Medicare membership decreased as a result of the termination of the Mid-America Medicare Risk contract as of January 1, 2003. Medicaid membership increased primarily as a result of an auto-assignment of additional members by the State of Missouri due to the withdrawal of a competitor in that market. Non–risk membership increased as a result of the Altius acquisition and from additional organic membership obtained in our Missouri market. Overall organic membership growth, which excludes initial acquisitions and all changes to acquired entities during the first twelve months of operations, was approximately 7.7% and 2.8% for the years ended December 31, 2003 and 2002, respectively.

Results of Operations

        The following table (in thousands, except percentages and membership data) is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2003. On December 23, 2003, our Board of Directors approved a three–for–two stock split of our common stock, effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in per share data for all periods presented.

	2003	2002	Increase (Decrease)	2002	2001	Increase (Decrease)
Operating revenues:
Managed care premiums	$4,442,445	$3,504,215	$ 938,230	$3,504,215	$3,082,825	$ 421,390
Management services	92,698	72,690	20,008	72,690	64,420	8,270

Total operating revenues	$4,535,143	$3,576,905	$ 958,238	$3,576,905	$3,147,245	$ 429,660

Operating expenses:
Medical costs	$3,607,289	$2,919,499	$ 687,790	$2,919,499	$2,650,993	$ 268,506
Selling, general and administrative	543,478	437,851	105,627	437,851	379,234	58,617
Depreciation and amortization	18,179	18,885	(706)	18,885	25,910	(7,025)

Total operating expenses	$4,168,946	$3,376,235	$ 792,711	$3,376,235	$3,056,137	$ 320,098

Operating earnings	366,197	200,670	165,527	200,670	91,108	109,562

Net earnings	$ 250,145	$ 145,603	$ 104,542	$ 145,603	$ 84,407	$ 61,196

Diluted earnings per share	$ 2.75	$ 1.58	$ 1.17	$ 1.58	$ 0.83	$ 0.75

Medical loss ratios:
Commercial	79.9%	82.8%	(2.9%)	82.8%	85.9%	(3.1%)
Medicare	83.8%	85.9%	(2.1%)	85.9%	89.4%	(3.5%)
Medicaid	87.5%	84.0%	3.5%	84.0%	83.5%	0.5%

Total	81.2%	83.3%	(2.1%)	83.3%	86.0%	(2.7%)

Administrative statistics:
Selling, general and administrative	12.0%	12.2%	(0.2%)	12.2%	12.0%	0.2%
Days in medical claims liabilities	51.01	59.46	(8.45)	59.46	61.98	(2.52)
Days in other medical liabilities	5.68	7.33	(1.65)	7.33	8.39	(1.06)

Membership at December 31:
Commercial	1,510,000	1,283,000	227,000	1,283,000	1,211,000	72,000
Medicare	65,000	82,000	(17,000)	82,000	53,000	29,000
Medicaid	324,000	275,000	49,000	275,000	258,000	17,000
Non-risk	484,000	395,000	89,000	395,000	319,000	76,000

Total Membership	2,383,000	2,035,000	348,000	2,035,000	1,841,000	194,000

Network rental membership	678,000	788,000	(110,000)	788,000	730,000	58,000

Comparison of 2003 to 2002

        Managed care premium revenue increased as a result of rate increases on renewals that occurred throughout all markets, acquisitions and organic membership growth. Rate increases on commercial risk renewals averaged 13.5% for the year 2003. Commercial yields increased by an average of 12.1% on a per member per month (“PMPM”) basis. Excluding the Altius acquisition, the commercial yield increased 12.8%. Medicare yields increased 6.1% on a PMPM basis as a result of changes being made to rate structures, as well as changes in demographics. The acquisitions of Mid-America, PersonalCare, and Altius resulted in an increase in managed care premium revenue of approximately $325 million. Organic membership growth resulted in an increase to managed care premiums of approximately $265 million.

        Management services revenue increased due to the increase in non–risk membership discussed earlier.

        Medical costs have increased due to acquisitions, organic growth and medical trend. Our total medical loss ratio (medical costs as a percentage of managed care premiums) for all products improved 2.1%. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trends, net of benefit buy downs, have been below 10% for each of the last two years. Our Medicare business medical loss ratio improved as a result of an increase in premium yields discussed above and exiting three counties in the Kansas City market on January 1, 2003. Our Medicaid medical loss ratio increased as a result of changes in the geographical markets in which we operate, and an increase in membership in a capitated service. We exited the Delaware Medicaid market on July 1, 2002. Within our Pennsylvania market, membership in our capitated Medicaid behavioral health program has increased significantly during 2002 and 2003. This program has a high medical loss ratio, but is lower in risk to our Company. Our days in total medical claims liabilities have decreased 10.1 days from prior year due to faster claim receipts and processing cycle times as well as efforts to reduce claim inventories.

        Selling, general and administrative expense increased primarily due to increased costs associated with acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium yields. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003, additional management and sales incentive accruals and incremental salary expense related to our organic membership growth. As a percentage of revenue, selling, general and administrative expense decreased by 0.2%.

        Senior notes interest and amortization expense has increased in 2003. Due to the issuance of the notes on February 1, 2002, the prior year period represented eleven months of interest compared to twelve months in 2003. Also contributing to the increase is a $0.5 million loss on the repurchase of a portion of our senior notes at a premium in the third quarter of 2003.

        Other income increased due to a larger investment portfolio in 2003 offset by a decrease in interest income as a result of lower interest rates. Additionally, the current year included a gain from our single derivative investment compared to a loss in the prior year. This derivative investment was sold during the second quarter of 2003.

        Our provision for income taxes increased primarily due to an increase in earnings before taxes. The effective tax rate increased to 36.4% in 2003 from 35.5% in 2002.

Comparison of 2002 to 2001

        Managed care premium revenue increased in 2002 over 2001 primarily from commercial rate increases that occurred throughout both years and from membership growth, both organically and through the previously discussed acquisitions. Commercial premium rates increased by an average of $20.75 over 2001 on a per member per month (“PMPM”) basis, to $183.80 PMPM.

        Management services revenue increased in 2002 from 2001 as a result of acquisitions. In particular, the Health Partners, Blue Ridge, NewAlliance and Mid–America acquisitions accounted for approximately 113,800 new non-risk members.

        Medical costs increased in 2002 compared to 2001 due to membership growth, as discussed above and medical trend. Our commercial medical trend for the year ended 2002 was 8.6% and the average trend for the three year period ended December 31, 2002 was 10.1%. Our medical loss ratio improved in 2002 in our Commercial and Medicare product lines as a result of rate increases outpacing medical trends.

        Selling, general and administrative expense increased in 2002 primarily due to acquisitions, an increase in fees paid to brokers and incremental salary expense related to the expansion of our customer service organization. During 2002, we opened a new regional service center in Bismarck, North Dakota to perform customer service functions related to the Mid–America acquisition and to create additional capacity for future acquisitions. As a percentage of revenue, selling general and administrative expense increased slightly by 0.2% to 12.2% for 2002.

        Depreciation and amortization decreased compared to the prior year primarily due to the adoption of SFAS No. 142 in January 2002. In accordance with SFAS No. 142, we no longer amortize goodwill but rather test for impairment at least once a year. In 2001, we amortized $7.5 million in goodwill. We did not incur any impairment charges during 2002.

        Senior notes interest and amortization expense were incurred in 2002 due to the issuance of our senior notes on February 1, 2002, as described below in “Liquidity and Capital Resources.”

        Other income, net decreased in 2002 from 2001 due primarily to the change in valuation of a derivative investment. We recorded a gain in 2001 and a loss in 2002 related to this derivative. The decrease is also related to a decrease in the amortization of discounts on investments, offset by an increase in interest income due to cash placed in long-term investments to achieve higher yields.

        Our provision for income taxes increased in 2002 due to an increase in operating earnings, offset by a decrease in our effective tax rate from 38.0% in 2001 to 35.5% in 2002. This decrease in the tax rate is the result of strategic tax planning and due to the elimination of goodwill amortization in 2002.

Liquidity and Capital Resources

      Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $23.2 million restricted under state regulations, increased $283.1 million to $1.4 billion at December 31, 2003 from $1.1 billion at December 31, 2002.

        Net cash from operating activities for the year ended December 31, 2003 increased over the prior year due to an increase in net earnings, a decrease in other receivables and an increase in deferred revenue. These are offset by an increase in the long–term deferred tax asset. Other receivables have decreased due to accelerated collections of our pharmacy rebate receivables as a result of improved procedures implemented in 2003. Deferred revenue has increased due to accelerated collections of premium billings as a result of operational efficiencies experienced at our regional service centers.

        Net cash from investing activities for the year ended December 31, 2003 improved over the prior year primarily as a result of investment activity, offset by an increased amount of payments for acquisitions. Capital expenditures for the year ended December 31, 2003 were only slightly above that of the prior year. Projected capital investments in 2004 of approximately $16 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communication systems.

        Net cash from financing activities for the year ended December 31, 2003 improved over the prior year as result of fewer repurchases of our common stock in 2003. On February 1, 2002, we completed the purchase of 7.1 million shares of our common stock and a warrant exercisable, at that time, for 3.1 million shares of our common stock, owned by Principal Health Care, Inc. The aggregate purchase price for the shares of common stock and the warrant was $176.1 million. The purchase of the shares and warrant from Principal ended their ownership of our common stock. We financed the stock and warrant repurchase with the proceeds from the sale of $175.0 million of our 8.125% senior notes due February 15, 2012. Interest on the notes is payable on February 15 and August 15 each year. As required under the terms of the senior notes, we made interest payments of $14.2 million and $7.7 million during the years ended December 31, 2003 and 2002, respectively. In addition to the repurchase of our common stock from Principal we made repurchases or our common stock, as described below in “Share Repurchase Program,” at an aggregate cost of $65.5 million. In August 2003, we repurchased a portion of our senior notes with a face value of $4.5 million and a weighted average premium of 8.9%.

        The senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all covenants under the senior notes.

        Net cash from operating activities for the year ended December 31, 2002 increased over 2001 due to an increase in net earnings and an increase in accounts payable and other accrued liabilities. The latter was a result of increases in additional selling, general and administrative liabilities related to our acquisitions and business growth throughout 2001 and 2002 and an increase in our deferred tax liability. These increases were offset by a decrease in total medical claims liabilities as a result of the timing of medical claims payments. Also, in 2001 we received 13 months worth of Medicare premium payments as a result of the timing of CMS payments and only 12 months of premium payments were received during 2002 which led to the decrease in our deferred revenue.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.1 years, as of December 31, 2003. We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long–term investments are available–for–sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $730.5 million at December 31, 2003 from $498.0 million at December 31, 2002.

      Health Plans

        Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2003, we collected $108.7 million in dividends from our regulated subsidiaries.

        The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that, if adopted, generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the NAIC, incorporates asset risk, underwriting risk, credit risk and business risk components. The Company’s health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

        The RBC results are used to determine if the health plan’s statutory net worth is adequate to support the amount of its calculated risk profile. Regulators also use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

        The majority of states in which we operate health plans have adopted an RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC. Some states in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2003 and 2002 (in millions except percentage data).

	2003	2002
Capital and surplus	$ 588.6	$ 437.1
250% of RBC	374.5	315.9
Excess capital and surplus above 250% of RBC	214.1	121.2
Capital and surplus as a percentage of RBC	393%	346%
Statutory deposits	23.2	19.5

        The increase in capital and surplus for our regulated subsidiaries is a result of income from 2003 and the acquisitions of PersonalCare and Altius, offset by dividends paid to the parent company. The increase in statutory deposits is mainly a result of the acquisitions of PersonalCare and Altius.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $209.5 million and $86.7 million at December 31, 2003 and December 31, 2002, respectively. The increase in non–regulated cash and investments is primarily a result of dividends received from subsidiaries mentioned above and ordinary operating activities offset by payments for acquisitions. During the year ended December 31, 2003, we made capital contributions of approximately $14.1 million to our HMO subsidiaries. This contribution was almost exclusively made to our recently acquired Altius Health Plan in order to increase capital and surplus to appropriate levels.

      Other

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We have spent approximately $4.2 million, $4.1 million and $0.9 million on compliance matters for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate spending approximately $2.6 million in 2004, of which approximately $1.0 million will be capitalized, related to improved functionality of our electronic transaction code sets, improved provider identifier standards, and improved security and patient information privacy standards.

        As of December 31, 2003, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Senior notes	$ 170,500	$ --	$ --	$ --	$ 170,500
Interest payable on Senior notes	117,751	13,853	27,706	27,706	48,486
Operating leases	84,546	16,560	28,775	18,559	20,652

Total contractual obligations	372,797	30,413	56,481	46,265	239,638

Less sublease income	(10,506)	(1,439)	(2,351)	(2,050)	(4,666)

Net contractual obligations	$ 362,291	$ 28,974	$ 54,130	$ 44,215	$ 234,972

Refer to Note I to our consolidated financial statement for disclosure related to our operating leases.

        The nature of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. The demand for our products and services are subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in this Form 10–K for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs and any other reasonably likely future cash requirements.

Other Disclosures

      Share Repurchase Program

        Our Board of Directors has approved a program to repurchase up to 10% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, we purchased 5.6 million shares of our common stock from 1999 to 2002, which includes 3.3 million purchased in 2002 at an aggregate cost of $65.5 million. We did not purchase any shares of our common stock in 2003 under this program.

        Between January 1, 2004, and the date of this filing, under the share repurchase program previously approved by the Board of Directors, the Company purchased 2.0 million shares of its common stock at an aggregate purchase price of $84.6 million. The remaining common shares the Company is authorized to repurchase under the program is approximately 1.8 million.

      Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2003 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

        Our captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year we will re-evaluate the most cost effective method for insuring these types of claims.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their arbitratable claims. The trial court excluded from the scope of claims subject to arbitration, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO. The defendants, including the Company, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to the Company, and we have filed our opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two companies have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. Although we can not predict the outcome, management believes that this lawsuit will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in this lawsuit are without merit, and we intend to defend our position.

        We may be the target of other similar lawsuits involving RICO and ERISA, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although we may be the target of other similar lawsuits, we believe there is no valid basis for such lawsuits.

        Our industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant effect on our operations.

      Legislation and Regulation

        As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction and changes are frequently considered and implemented.

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

      Inflation

        In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation on our business operations we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We can not be certain that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

      2004 Outlook

        As a result of a strong sales force, a broad product offering, a disciplined underwriting process and superior customer service, we have an organic membership growth target of 3 –5% for the year 2004.

        We operate in highly competitive markets, but believe that the pricing environment is rational in our existing markets, thus creating the opportunity for reasonable price increases. We will continue to obtain adequate premium increases and expect premium rates to continue to rise at a rate equal to or greater than medical trend in 2004. Management believes that existing markets have potential for premium growth for our commercial and governmental products.

        In 2004, we have received Medicare rate increases of 10.7%, which was 5.7% from the original Adjusted Community Rating filings and 5% additional as a result of the Medicare Modernization Act passed in December 2003. The rate increases will not improve our profitability as the increases are for enhanced member benefits and/or network access.

        We currently anticipate reducing selling, general and administrative expenses as a percentage of revenue in 2004, excluding the effect of any future acquisitions, through medical claims auto–adjudication, improved customer service, e–commerce initiatives, spending controls and fixed costs leverage.

        Management believes that the foregoing should result in earnings improvements in 2004, although realization is dependent upon a variety of factors, some of which may be outside of our control.

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
  periodic renegotiations of hospital, physician and other provider contracts;
  the occurrence of epidemics and catastrophic events;
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

        Part of our growth strategy is to grow through the acquisition of additional health plans. During the last several years, we have significantly increased our membership through a number of acquisitions. We can not assure you that we will be able to continue to locate suitable acquisition candidates, successfully integrate the plans we acquire and realize anticipated operational improvements and cost savings. The plans we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions.

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
  quality of customer service;
  comprehensiveness of coverage offered;
  reputation for quality care;
  financial stability of the plan; and
  diversity of product offerings.

        We face competition from other managed care companies, hospitals, health care facilities and other health care providers that may have broader geographical coverage, more established reputations in our markets, greater market share, lower costs and greater financial and other resources. We also may theoretically face increased rate competition from certain not–for–profit health insurance organizations that would potentially be required by state regulation to reduce capital surpluses that have been excessive.

        We depend on the services of non-exclusive independent agents and brokers to market our products to employers, and we can not assure you that they will continue to market our products in the future.

        We depend on the services of independent agents and brokers to market our managed care products and services, particularly to small employer group members. We do not have long term contracts with independent agents and brokers and they typically are not dedicated exclusively to us and frequently market the health care products of our competitors. We face intense competition for the services and allegiance of independent agents and brokers, and we can not assure you that agents and brokers will continue to market our products in a fair and consistent manner.

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

        In some of our markets, there are large provider systems that have a major presence. Some of these large provider systems have operated their own health plans in the past or may choose to do so in the future. These provider systems could adversely affect our product offerings and results of operations if they refuse to contract with us, place us at a competitive disadvantage or use their market position to negotiate contracts that are less favorable to us. Provider agreements are subject to periodic renewal and renegotiations. We can not assure you that these large provider systems will continue to contract with us or that they will contract with us on terms that are favorable to us.

        Negative publicity regarding the managed health care industry generally or our company in particular could adversely affect our results of operations.

        Over the last several years, the managed health care industry has been subject to negative publicity. Negative publicity regarding the managed health care industry generally or our company in particular may result in increased regulation and legislative review of industry practices, such as the Patients’ Bill of Rights legislation in 2001, which may further increase our costs of doing business and adversely affect our results of operations by:

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

        We conduct business in a heavily regulated industry and changes in laws or regulations or violations of regulations could adversely affect our business and results of operations.

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
  impose fines or other penalties as a result of market conduct reviews;
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

  our denial of non-covered benefits;
  vicarious liability for our actions or medical malpractice claims;
  disputes with our providers over alleged violations of RICO;
  disputes with our providers over compensation and termination of provider contracts;
  disputes related to our non-risk business, including actions alleging breach of fiduciary duties, claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements;
  disputes over our co-payment calculations;
  customer audits of our compliance with our plan obligations; and
  disputes over payments for out-of-network benefits.

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

        We have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Currently, the professional liability and employment practices liability insurance is covered through our captive subsidiary. Potential liabilities that we incur may not, however, be covered by insurance, our insurers may dispute coverage, our insurers may be unable to meet their obligations or the amount of our insurance coverage may be inadequate. We can not assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost effective basis, if at all.

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

      General economic conditions

        Changes in economic conditions could affect our business and results of operations. The state of the economy could affect our employer group renewal prospects and our ability to collect or increase premiums. The state of the economy has also affected the states’ budgets, which could result in the states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans, and increase taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs resulting from any budget cuts in states in which we operate. Although we have attempted to diversify our product offerings to address the changing needs of our membership, there can be no assurance that the effects of economic conditions will not cause our existing membership to seek health coverage alternatives that we do not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

Item 7A: Quantitative and Qualitative Disclosures of Market Risk

        Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage–backed and asset–backed securities and corporate debt obligations that are investment grade. The investment policy specifically prohibits investments in any equities or in fixed income securities that are below investment grade. We have classified all of our investments as available–for–sale. We are exposed to certain market risks including interest rate risk and credit risk.

        We have established policies and procedures to manage our exposure to changes in the fair value of our investments. Our policies include an emphasis on credit quality and the management of our portfolio’s duration and mix of securities. We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration, Federal National Mortgage Administration and the Federal Home Loan Mortgage Corporation.

        We invest primarily in fixed income securities and classify all our investments as available–for–sale. Investments are evaluated at least quarterly to determine if declines in value are other–than–temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

  adverse financial conditions of a specific issuer, segment, industry, region or other variables;
  the length of the time and the extent to which the fair value has been less than cost;
  the financial condition and near-term prospects of the issuer;
  our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
  elimination or reduction in dividend payments, or scheduled interest and principal;
  rating agency downgrade of a debt security; and
  expected cash flows of a debt security.

        Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. See Note E to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

        Our investments at December 31, 2003 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized Cost	Fair Value
As of December 31, 2003
Maturities:
Within 1 year	$ 234,553	$ 236,036
1 to 5 years	554,629	570,671
5 to 10 years	312,224	323,040
Over 10 years	22,111	22,844

Total short–term and long–term securities	$1,123,517	$1,152,591

        Our projections of hypothetical net losses in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projection is based on a model, which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in interest rates of positive and negative 100, 200 and 300 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. While we believe that the potential market rate change is reasonably possible, actual results may differ.

Increase (decrease) in fair value of portfolio given an interest rate (decrease) increase of X basis points As of December 31, 2003 (in thousands)

(300)	(200)	(100)	100	200	300

$ 116,162	$ 75,889	$ 37,507	$ (37,050)	$ (73,252)	$ (108,046)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To the Board of Directors of
      Coventry Health Care, Inc.:

        We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements and schedule of Coventry Health Care, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 1, 2002 expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note C.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note C to the consolidated financial statements, effective January 1, 2002, Coventry Health Care, Inc., changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the consolidated financial statements of Coventry Health Care, Inc. as of December 31, 2001, and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note C, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note C with respect to 2001 included (a) agreeing the previously reported net earnings to the previously issued financial statements and the adjustments to reported net earnings representing amortization expense recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net earnings to reported net earnings, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note C are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

      Baltimore, Maryland
      January 29, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which has not been reissued by Andersen. Certain financial information for the year ended December 31, 2001 was not reviewed by Andersen and includes additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during the fiscal year 2002.

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

ARTHUR ANDERSEN LLP

      Baltimore, Maryland
      February 1, 2002

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 253,331	$ 186,768
Short–term investments	101,191	57,895
Accounts receivable, net of allowance of $1,373 and $2,885
as of December 31, 2003 and 2002, respectively	89,766	71,044
Other receivables, net	45,335	63,943
Deferred income taxes	36,255	36,861
Other current assets	8,089	7,764

Total current assets	533,967	424,275
Long-term investments	1,051,400	874,457
Property and equipment, net	33,085	34,045
Goodwill	281,183	243,746
Other intangible assets, net	27,447	25,687
Other long–term assets	54,654	41,230

Total assets	$ 1,981,736	$ 1,643,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 537,340	$ 497,318
Other medical liabilities	59,850	61,281
Accounts payable and other accrued liabilities	183,781	178,577
Deferred revenue	73,909	63,536

Total current liabilities	854,880	800,712
Senior notes	170,500	175,000
Other long–term liabilities	27,358	21,691

Total liabilities	1,052,738	997,403

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares
authorized; 104,797,091 shares issued and 90,571,189
outstanding in 2003; and 102,727,053 shares issued
and 88,182,445 outstanding in 2002	1,048	1,027
Treasury stock, at cost, 14,225,902 and 14,544,608 shares in 2003
and 2002, respectively	(204,274)	(205,644)
Additional paid–in capital	565,734	529,980
Accumulated other comprehensive income	17,838	22,167
Retained earnings	548,652	298,507

Total stockholders’ equity	928,998	646,037

Total liabilities and stockholders’ equity	$ 1,981,736	$ 1,643,440

        See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Operating revenues:
Managed care premiums	$4,442,445	$3,504,215	$3,082,825
Management services	92,698	72,690	64,420

Total operating revenues	4,535,143	3,576,905	3,147,245

Operating expenses:
Medical costs	3,607,289	2,919,499	2,650,993
Selling, general and administrative	543,478	437,851	379,234
Depreciation and amortization	18,179	18,885	25,910

Total operating expenses	4,168,946	3,376,235	3,056,137

Operating earnings	366,197	200,670	91,108

Senior notes interest and amortization expense	15,051	13,446	--
Other income, net	41,918	38,517	43,574

Earnings before income taxes	393,064	225,741	134,682

Provision for income taxes	142,919	80,138	51,153

Cumulative effect of change in accounting
principle - SFAS No. 133, net of tax effect of $561	--	--	878

Net earnings	$ 250,145	$ 145,603	$ 84,407

Net earnings per share:
Basic before cumulative effect - SFAS No. 133	$ 2.84	$ 1.64	$ 0.86
Cumulative effect - SFAS No. 133	--	--	0.01

Basic EPS	$ 2.84	$ 1.64	$ 0.87

Diluted before cumulative effect - SFAS No. 133	$ 2.75	$ 1.58	$ 0.82
Cumulative effect - SFAS No. 133	--	--	0.01

Diluted EPS	$ 2.75	$ 1.58	$ 0.83

        See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Common Stock	Treasury Stock, at Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2000	$ 994	$ (10,810)	$ 538,473	$ 3,276	$ 68,497	$ 600,430
Comprehensive income:
Net earnings					84,407	84,407
Other comprehensive income:
Holding gain, net				7,522
Reclassification adjustment				(470)
Cumulative effect - SFAS No. 133				(1,439)

						5,613
Deferred tax effect				(2,189)		(2,189)

Comprehensive income						87,831
Issuance (purchase) of common stock,
including exercise of options and warrants	8	(1,447)	676			(763)
Tax benefit of stock awards			1,581			1,581

Balance, December 31, 2001	1,002	(12,257)	540,730	6,700	152,904	689,079

Comprehensive income:
Net earnings					145,603	145,603
Other comprehensive income:
Holding gain, net				22,777
Reclassification adjustment				1,203

						23,980
Deferred tax effect				(8,513)		(8,513)

Comprehensive income						161,070
Issuance (purchase) of common stock,
including exercise of options and warrants	25	(52,317)	9,045			(43,247)
Purchase of shares and warrant from Principal		(141,070)	(35,000)			(176,070)
Tax benefit of stock awards			15,205			15,205

Balance, December 31, 2002	1,027	(205,644)	529,980	22,167	298,507	646,037

Comprehensive income:
Net earnings					250,145	250,145
Other comprehensive income:
Holding loss, net				(5,199)
Reclassification adjustment				(95)

						(5,294)
Deferred tax effect				965		965

Comprehensive income						245,816
Issuance of common stock, including
exercise of options and warrants	21	1,370	17,221			18,612
Tax benefit of stock awards			18,533			18,533

Balance, December 31, 2003	$ 1,048	$ (204,274)	$ 565,734	$ 17,838	$ 548,652	$ 928,998

        See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 250,145	$ 145,603	$ 84,407
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	18,179	18,885	25,910
Amortization of deferred compensation	9,565	5,667	1,529
Deferred income tax provision	8,909	2,146	1,565
Amortization of deferred financing costs	542	412	--
Amortization of investment premiums (discounts)	8,971	4,438	(563)
Other	417	5,048	3,644
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	(14,039)	(3,017)	(4,109)
Other receivables	24,427	6,054	4,429
Other current assets	(90)	(595)	(225)
Other long-term assets	(8,779)	660	(35)
Medical claims liabilities	1,317	4,862	57,859
Other medical liabilities	(2,018)	(458)	(13,988)
Accounts payable and other accrued liabilities	20,072	17,003	2,551
Interest payable on senior notes	(139)	5,372	--
Deferred revenue	5,638	(6,084)	18,636
Other long-term liabilities	99	2,769	(38)

Net cash from operating activities	323,116	208,765	181,572

Cash flows from investing activities:
Capital expenditures, net	(13,372)	(13,033)	(11,871)
Proceeds from sales of investments	391,441	250,322	53,538
Proceeds from maturities of investments	108,231	322,436	382,111
Purchases of investments and other	(686,428)	(793,851)	(571,278)
Payments for acquisitions, net	(74,922)	(55,644)	(20,256)
Cash acquired in conjunction with acquisitions	14,367	14,770	48,997

Net cash from investing activities	(260,683)	(275,000)	(118,759)

Cash flows from financing activities:
Net proceeds from issuance of stock	15,095	11,984	2,292
Net payments for repurchase of stock and warrant	(6,049)	(241,845)	(8,970)
Proceeds from issuance of senior notes, net	--	170,500	--
Payments for repurchase of senior notes	(4,916)	--	--

Net cash from financing activities	4,130	(59,361)	(6,678)

Net change in cash and cash equivalents	66,563	(125,596)	56,135
Cash and cash equivalents at beginning of period	186,768	312,364	256,229

Cash and cash equivalents at end of period	$ 253,331	$ 186,768	$ 312,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 14,212	$ 7,662	$ --
Income taxes paid, net	$ 101,682	$ 65,582	$ 35,851
Non-cash item - Restricted stock	$ 14,724	$ 15,110	$ 9,091
Non-cash item - Tax benefit of stock awards	$ 18,533	$ 15,205	$ 1,581

        See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

A.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or Coventry) is a managed health care company operating health plans under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, PersonalCare, SouthCare, Southern Health and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products. The Company also administers self–insured plans for large employer groups and rents its provider networks to various third parties.

        Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. The table below lists all of the Company’s acquisitions. See Note B to consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser - NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	Kansas	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc. (“Mid-America”)	Kansas	HMO	2002
PersonalCare Health Management, Inc. (“PersonalCare”)	Illinois	HMO	2003
Altius Health Plans, Inc. (“Altius”)	Utah	HMO	2003

Significant Accounting Policies

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

        Reclassifications – Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

        Stock Split – On December 23, 2003, the Company’s Board of Directors approved a three–for–two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in the Company’s consolidated financial statements and notes thereto for all periods presented.

        Significant Customers – The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of managed care premiums. For the years ended 2003, 2002 and 2001, the Company received 10.8%, 12.3% and 11.4%, respectively, of its managed care premiums from the Federal Medicare+Choice program throughout its various markets. The Company also received 11.8%, 13.1% and 12.4% of its managed care premiums in 2003, 2002 and 2001, respectively, from its state-sponsored Medicaid programs throughout its various markets. In 2003, the State of Missouri accounted for over half of the Company’s Medicaid membership.

        Cash and Cash Equivalents – Cash and cash equivalents consist principally of money market funds, commercial paper and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

        Investments – The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 – “Accounting for Certain Investments in Debt and Equity Securities,” issued by the Financial Accounting Standards Board (“FASB”). The Company invests primarily in fixed income securities and classifies all its investments as available-for-sale. Investments are evaluated at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

  adverse financial conditions of a specific issuer, segment, industry, region or other variables;
  the length of the time and the extent to which the fair value has been less than cost;
  the financial condition and near–term prospects of the issuer;
  the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
  elimination or reduction in dividend payments, or scheduled interest and principal;
  rating agency downgrade of a debt security; and
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

        Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. Treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

        Derivative Investment – In June 1998, the FASB issued SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133. Accordingly, a transition gain of $0.9 million, net of tax, was recorded in the first quarter of 2001 related to one financial investment classified as derivative in nature. The adjustment is shown separately as a cumulative effect of a change in accounting principle. The derivative investment was sold during the second quarter of 2003 and a gain of $0.8 million was recorded as other income, net in the consolidated financial statements.

        Other Receivables – Other receivables include interest receivables, reinsurance claims receivables, receivables from providers and suppliers and any other receivables that do not relate to premiums.

        Property and Equipment – Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

        Long-term Assets – Long-term assets include primarily assets associated with the Supplemental Executive Retirement Plan (“SERP” ) and the deferred tax assets.

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

        The second statement, SFAS No. 142 – “Goodwill and Other Intangible Assets,” requires companies to cease amortization of goodwill. Rather, goodwill and other intangible assets that have indefinite lives will be subject to a periodic assessment for impairment by applying a fair-value-based test. The Company uses three approaches to identifying the fair value of its goodwill and other intangible assets: the market approach, the market capitalization approach and the income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on market value of the Company’s total shares outstanding. The income approach is based on the present value of expected future cash flows. As, impairment charges occur, write-downs charges will be recorded in the period in which the impairment took place. As required, the Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002, and, accordingly, goodwill was not amortized during 2002 nor 2003. See Note C to consolidated financial statements for disclosure related to intangible assets.

        Medical Claims Liabilities and Expense – Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. In determining IBNR liabilities, the Company employs standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. The Company also considers utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

        The following table shows the components of the change in medical liabilities (Medical claims liabilities and Other medical liabilities) for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
Medical liabilities, Beginning of Period	$ 558,599	$ 522,854	$ 444,887

Acquisitions	38,828	30,778	34,627

Reported medical costs
Current year	3,693,821	2,985,472	2,679,337
Prior year	(86,532)	(65,973)	(28,344)

Total reported medical costs	$ 3,607,289	$ 2,919,499	$ 2,650,993

Claim payments
Payments for current year	3,235,902	2,527,999	2,259,523
Payments for prior year	371,624	386,533	348,130

Total claim payments	$ 3,607,526	$ 2,914,532	$ 2,607,653

Medical liabilities, End of Period	$ 597,190	$ 558,599	$ 522,854

        Acquisition balances represent medical liabilities as of the applicable acquisition date. Subsequent changes in estimates related to the acquired balances are recorded as adjustments to the settlement account with the acquired entity’s previous owner.

        The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends.

        The Company believes that the amount of medical liabilities is adequate to cover its ultimate liability for unpaid claims as of December 31, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% variance between the December 31, 2003 estimates of medical liabilities and actual costs payable, net earnings for the year ended December 31, 2003, would increase or decrease by approximately $3.8 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

        Other Long-term Liabilities – Other Long-term Liabilities consist primarily of liabilities associated with the SERP and the deferred tax liability associated with the net unrealized gains on investments.

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

        Premiums for services to federal employee groups are subject to audit and review by the Office of Personnel Management (“OPM”) on a periodic basis. Such audits are usually a number of years in arrears. Adjustments are recorded as additional information regarding the audits and reviews becomes available. Any differences between actual results and estimates are recorded in the year the audits are finalized.

        The Company currently enters into performance guarantees with employer groups where the Company guarantees that it will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy and telephone on-hold time. Under these performance guarantees, the Company could be at risk for not maintaining the standards agreed upon in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Performance levels are evaluated at least quarterly. The Company estimates its potential exposure and records the appropriate reserves. The penalties that the Company have incurred have been immaterial and, although, the Company can not predict with precision the future effect on its results of operations of these penalties, the Company expects them to remain immaterial.

        Stock-based Compensation – The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 – “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for SFAS No. 123 – “Accounting for Stock-Based Compensation” and SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” Unless the accounting rules change, the Company does not expect to transition to the fair value method of accounting for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

		Years Ended December 31,
		2003	2002	2001
Net earnings, as reported		$ 250,145	$ 145,603	$ 84,407
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects		6,169	3,655	948

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(11,170)	(7,503)	(4,354)

Net earnings, pro-forma		$ 245,144	$ 141,755	$ 81,001

Basic earnings per share	as reported	$ 2.84	$ 1.64	$ 0.87

	pro forma	$ 2.78	$ 1.60	$ 0.83

Diluted earnings per share	as reported	$ 2.75	$ 1.58	$ 0.83

	pro forma	$ 2.70	$ 1.54	$ 0.79

        The fair value of the stock options included in the pro-forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	68%	71%	73%
Risk–free interest rate	2%	2%	4%
Expected life	5.2 years	4.9 years	4.5 years

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

B.     ACQUISITIONS

        During the three years ended December 31, 2003, the Company completed several business combinations and membership purchases. The Company’s business combinations are all accounted for using the purchase method of accounting, and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. Through December 31, 2001, goodwill was amortized over a useful life of 35 years. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of five to twenty years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2003. The purchase price, in thousands, of each business combination includes the payment for net worth and transition costs. Transition costs are initial estimates of future expenses based on historical experience and known costs. These estimates may be adjusted as actual expenses are incurred in effect modifying the final purchase price of the acquisition. In addition, the Company’s acquisition agreements contain a provision for a final retroactive balance sheet settlement after the effective date of the acquisition which may result in adjustments to the purchase price. The purchase price, in thousands, is inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments.

	Effective Date	Market	Purchase Price
Business Combinations

Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	September 1, 2001	Virginia	$ 14,850

NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,303

Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 41,260

PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 20,116

Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 46,696

Membership Purchases

Health Partners of the Midwest (“Health Partners”)	January 1, 2001	Missouri	$ 4,863

Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser-KC”)	April 2, 2001	Kansas	$ 6,498

C.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2003.

      Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The Company has completed its impairment test of goodwill and has determined that there was no impairment of goodwill as of October 1, 2003, the Company’s annual revaluation date. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Balance January 1,	$ 243,746	$ 237,392
Acquisition of NewAlliance Health Plan, Inc.	--	6,484
Acquisition of PersonalCare Health Management, Inc.	9,237	--
Acquisition of Altius Health Plans, Inc.	28,496	--
Transition cost adjustments	(296)	(130)
Impairment loss	--	--

Balance December 31,	$ 281,183	$ 243,746

        The following table presents net earnings and earnings per share amounts restated to exclude goodwill amortization for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data).

	Years Ended December 31,
	2003	2002	2001
Reported net earnings	$ 250,145	$ 145,603	$ 84,407
Goodwill amortization	--	--	7,517

Adjusted net earnings	$ 250,145	$ 145,603	$ 91,924

Basic earnings per share	$ 2.84	$ 1.64	$ 0.87
Goodwill amortization	--	--	0.07

Adjusted basic earnings per share	$ 2.84	$ 1.64	$ 0.94

Diluted earnings per share	$ 2.75	$ 1.58	$ 0.83
Goodwill amortization	--	--	0.07

Adjusted diluted earnings per share	$ 2.75	$ 1.58	$ 0.90

      Other Intangible Assets

        The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of December 31, 2003
Amortized other intangible assets:
Customer Lists	$ 23,868	$ 4,718	$ 19,150	5-15 Years
HMO Licenses	11,600	3,403	8,197	15-20 Years

Total amortized other intangible assets	$ 35,468	$ 8,121	$ 27,347

Unamortized other intangible assets:
Trade Names	$ 100	$ --	$ 100	--

Total unamortized other intangible assets	$ 100	$ --	$ 100

Total other intangible assets	$ 35,568	$ 8,121	$ 27,447

As of December 31, 2002
Amortized other intangible assets:
Customer Lists	$ 25,474	$ 7,745	$ 17,729	5-15 Years
HMO Licenses	10,700	2,842	7,858	15-20 Years

Total amortized other intangible assets	$ 36,174	$ 10,587	$ 25,587

Unamortized other intangible assets:
Trade Names	$ 100	$ --	$ 100	--

Total unamortized other intangible assets	$ 100	$ --	$ 100

Total other intangible assets	$ 36,274	$ 10,587	$ 25,687

        Other intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2.5 million, $3.1 million and $2.6 million, respectively. Estimated intangible amortization expense is $2.5 million for the years ending December 31, 2004 through 2006 and $2.4 million for the years ending December 31, 2007 and 2008. The weighted-average amortization period is 14 years for other intangible assets.

D.     PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following (in thousands):

	December 31,		Depreciation
	2003	2002	Period
Land	$ 350	$ 350	--
Buildings and leasehold improvements	11,698	12,981	5-40 Years
Equipment	97,764	101,990	3-7 Years

Sub-total	109,812	115,321

Less accumulated depreciation and amortization	(76,727)	(81,276)

Property and equipment, net	$ 33,085	$ 34,045

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $15.6 million, $15.8 million and $15.8 million, respectively.

E.     INVESTMENTS

        The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

        The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2003 and 2002 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2003
State and municipal bonds	$ 371,872	$ 11,721	$ (714)	$ 382,879
US Treasury & agency securities	154,057	3,669	(36)	157,690
Mortgage–backed securities	133,473	2,734	(304)	135,903
Asset–backed securities	73,631	2,307	(235)	75,703
Corporate debt and other securities	390,484	11,130	(1,198)	400,416

	$1,123,517	$ 31,561	$ (2,487)	$1,152,591

As of December 31, 2002
State and municipal bonds	$ 277,667	$ 9,191	$ (140)	$ 286,718
US Treasury & agency securities	146,097	5,186	(185)	151,098
Mortgage–backed securities	127,385	4,928	(40)	132,273
Asset–backed securities	81,493	3,130	(1,397)	83,226
Corporate debt and other securities	265,342	13,953	(258)	279,037

	$ 897,984	$ 36,388	$ (2,020)	$ 932,352

        The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2003 and December 31, 2002 (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2003
Maturities:
Within 1 year	$ 234,553	$ 236,036
1 to 5 years	554,629	570,671
5 to 10 years	312,224	323,040
Over 10 years	22,111	22,844

Total short–term and long–term securities	$ 1,123,517	$ 1,152,591

As of December 31, 2002
Maturities:
Within 1 year	$ 103,620	$ 104,319
1 to 5 years	335,959	353,330
5 to 10 years	240,426	250,266
Over 10 years	217,979	224,437

Total short–term and long–term securities	$ 897,984	$ 932,352

        Gross investment gains of $2.2 million and gross investment losses of $1.5 million were realized on sales of investments for the year ended December 31, 2003. This compares to gross investment gains of $1.9 million and gross investment losses of $3.1 million on these sales for the year ended December 31, 2002, and gross investment gains of $4.7 million and gross investment losses of $2.2 million on these sales for the year ended December 31, 2001.

        The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal bonds	$ 57,425	$ (714)	$ --	$ --	$ 57,425	$ (714)
US Treasury & agency securities	28,372	(161)	--	--	28,372	(161)
Mortgage-backed securities	20,923	(391)	3,270	(21)	24,193	(412)
Asset-backed securities	--	--	--	--	--	--
Corporate debt and other securities	147,709	(1,200)	--	--	147,709	(1,200)

	$ 254,429	$ (2,466)	$ 3,270	$ (21)	$ 257,699	$ (2,487)

        The securities referenced in this table do not meet the criteria for an other–than–temporarily impaired investment. These securities have an investment grade credit rating. The current unrealized loss is the result of interest rate increases and not the credit ratings associated with these securities. These investments are not in high risk industries or sectors and the Company intends to hold these investments for a period of time sufficient to allow for a recovery in market value.

F.     INCOME TAXES

        At December 31, 2003, the Company had approximately $63 million of federal and $151 million of state tax net operating loss carryforwards. The net operating losses were primarily acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2021.

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current provision:
Federal	$ 124,821	$ 70,892	$ 42,298
State	9,189	7,100	7,851
Deferred provision:
Federal	7,026	1,883	1,263
State	1,883	263	302

	$ 142,919	$ 80,138	$ 51,714

        The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years Ended December 31,
	2003	2002	2001
Statutory federal tax rate	35.00%	35.00%	35.00%

Effect of:
State income taxes, net of federal taxes	2.34%	2.30%	3.40%
Release of state NOL valuation allowance	(0.61%)	--	--
Amortization of goodwill	--	--	2.19%
Tax exempt interest income	(0.93%)	(1.13%)	(1.46%)
Remuneration disallowed	0.92%	--	--
Other	(0.36%)	(0.67%)	(1.14%)

Income tax provision	36.36%	35.50%	37.99%

        The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Deferred revenue	$ 6,064	$ 5,690
Medical liabilities	7,024	5,186
Accounts receivable	538	1,108
Deferred compensation	11,828	10,340
Other accrued liabilities	18,495	20,660
Other assets	8,744	5,634
Net operating loss carryforwards	29,040	25,401

Gross deferred tax assets	81,732	74,019
Less valuation allowance	(859)	(3,252)

Deferred tax asset	80,873	70,767

Deferred tax liabilities:
Other Liabilities	(3,131)	(1,103)
Intangibles	(4,812)	(3,562)
Unrealized gain on securities	(11,235)	(12,201)

Gross deferred tax liabilities	(19,178)	(16,866)

Net deferred tax asset	$ 61,695	$ 53,901

        The valuation allowance for deferred tax assets is due to the Company’s belief that the realization of the deferred tax asset resulting from net operating losses associated with certain acquisitions is unlikely.

G.     EMPLOYEE BENEFIT PLANS

        Stock-Based Compensation

        As of December 31, 2003, the Company had one stock incentive plan, the Amended and Restated 1998 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards.

        The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. At the annual meeting of shareholders held on June 5, 2003, the Company’s shareholders voted to increase the shares of common stock authorized for issuance under the Stock Incentive Plan from an aggregate of 13.5 million shares to an aggregate of 16.5 million shares. Shares available for issuance under the Stock Incentive Plan were 1.8 million and 1.0 million as of December 31, 2003 and 2002, respectively.

Stock Options

        Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2003, the Stock Incentive Plan had outstanding options representing 5.4 million shares of common stock.

        Transactions with respect to stock options granted under the Stock Incentive Plan for the three years ended December 31, 2003 were as follows (shares in thousands):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,702	$ 8.15	7,886	$ 6.03	7,806	$ 5.16
Granted	1,876	$28.36	705	$18.75	899	$11.90
Exercised	(2,048)	$ 7.11	(2,499)	$ 4.47	(704)	$ 4.93
Cancelled	(177)	$16.21	(390)	$ 7.99	(116)	$ 6.63

Outstanding at end of year	5,353	$15.36	5,702	$ 8.15	7,886	$ 6.03

Exercisable at end of year	2,725	$ 6.86	3,656	$ 6.07	4,937	$ 4.99

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 3.00 - $ 4.99	965	5.7	$ 4.44	953	$ 4.43
$ 5.00 - $ 7.99	1,420	5.0	$ 6.39	1,383	$ 6.38
$ 8.00 - $19.99	1,198	7.8	$14.98	326	$12.68
$ 20.00 - $ 34.99	1,770	9.4	$28.79	63	$23.84

$ 3.00 - $ 34.99	5,353	7.2	$15.36	2,725	$ 6.86

        The weighted-average grant date fair values for options granted in 2003, 2002 and 2001 were $10.69, $10.44 and $6.78, respectively.

Restricted Stock Awards

        During 2003, the Company awarded 534,000 shares of restricted stock with varying vesting periods through 2007. The fair value of the restricted shares, at the grant date, is amortized over the vesting period. The restricted stock shares were granted at a weighted-average fair value of $28.35. The Company recorded compensation expense related to restricted stock grants of $9.6 million, $5.7 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The deferred portion of the restricted stock as reported in additional paid in capital is $23.4 million at December 31, 2003.

        Employee Stock Purchase Plan

        The Company’s Employee Stock Purchase Plan, implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.4 million shares of stock for this plan and has issued 25,696, 16,495 and 13,912 shares in 2003, 2002 and 2001, respectively.

        Employee Retirement Plans

        As of December 31, 2003, the Company had three defined contribution retirement plans qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”); Mid-America Health Partners Inc. 401(k) and Investment Plan (the “MAH Plan”); and the Altius SaveMore 401(k) Plan (the “Altius Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. The Savings Plan assets were held by (1) Principal Life Insurance Company, as funding agent of the assets held under the terms of the Flexible Investment Annuity Contract with Coventry Health Care, Inc., (2) Delaware Charter Guarantee and Trust Company, as custodial trustee of the mutual funds and (3) Bankers Trust Company, as custodial trustee of the Savings Plan’s participant loans and the Coventry Health Care, Inc. common stock. Effective January 1, 2004, T. Rowe Price became the custodial trustee of the mutual funds, Savings Plan, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan.

        Under the Savings Plan, participants may defer up to 15% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants will vest in the Company’s matching contributions in 50% increments annually on their anniversary date over a period of two years of service with the Company. All costs of the Savings Plan’s are funded by the Company and participants as they are incurred.

        Several acquisitions have been completed since the adoption of the Savings Plan. Pursuant to specific terms of each acquisition’s respective merger agreement, the surviving entity (1) became an adopting employer of the Savings Plan, and/or (2) commenced participation in the Savings Plan following approval by the Company’s Board of Directors.

Merged/Acquired Entity	Effective Date
Blue Ridge Health Alliance, Inc. (2)	September 1, 2001
NewAlliance Health Plan, Inc. (2)	July 1, 2002
Mid-America Health Partners, Inc. (2)	December 2, 2002
PersonalCare Health Management, Inc. (1) (2)	February 1, 2003
Altius Health Plans, Inc. (1) (2)	January 1, 2004

        Immediately upon participation in the Savings Plan, all participant account balances included in the assets of the former qualified retirement plan were rolled over into the Savings Plan and employees were permitted to commence participation in the Savings Plan, except for participants of the former Mid-America Health Partners. All employees of the former Mid–America Health Partners were eligible to participate in the Savings Plan effective December 2, 2002; however their balance in the MAH Plan remained in the MAH Plan. The MAH Plan was terminated effective December 1, 2002 and the MAH Plan assets will remain until the earlier of (i) termination of employment with Coventry or one of it’s affiliates; or (ii) receipt of the Internal Revenue Service determination letter approving the termination of the MAH Plan. No contributions were made to the MAH Plan after December 1, 2002. The MAH Plan assets are held by Fidelity Management Trust Company, as funding agent of the assets held under the terms of the Plan and Trust. All participants in the MAH Plan were 100% vested in employer matching contributions as of December 1, 2002. All costs of the MAH Plan are funded by the Company and participants as they are incurred. All employees of Altius were eligible to participate in the Savings Plan effective January 1, 2004. The Altius Plan was frozen effective December 31, 2003 and the Plan assets will be merged with and into the Savings Plan on February 2, 2004. No contributions were made to the Altius Plan after December 31, 2003. The Altius Plan assets are held by Reliance Trust Company, as funding agent of the assets held under the terms of the Plan and Trust. All participants in the Altius Plan were 100% vested in employer matching contributions as of September 1, 2003. All costs of the Altius Plan are funded by the Company and participants as they are incurred.

        Supplemental Executive Retirement Plan

        As of December 31, 2003, the Company was the sponsor of a Supplemental Executive Retirement Plan (the “SERP”), currently known as the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the SERP are funded by the Company as they are incurred.

        The cost, principally employer matching contributions, of the Savings Plan and the SERP charged to operations for 2003, 2002 and 2001 was $7.3 million, $5.4 million and $5.6 million, respectively.

H.     SENIOR NOTES

        On February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes due February 15, 2012 in a private placement. These senior notes were then registered with the Securities and Exchange Commission. The proceeds from the sale of senior notes were used to purchase, from Principal Health Care, Inc., 7.1 million shares of Coventry common stock and a warrant exercisable, at that time, for 3.1 million shares of Coventry common stock. The aggregate purchase price for the shares of common stock and the warrant was $176.1 million. Interest on the notes is payable on February 15 and August 15 each year.

        In August 2003, the Company repurchased a portion of its senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. The Company recorded a loss on the repurchase in accordance with SFAS No. 145 which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations. The loss of $0.5 million was included as additional senior notes interest expense. The carrying value of the senior notes is equal to the face value and the fair value is based on the quoted market prices. As of December 31, 2003, the carrying value was $170.5 million and the fair value was $189.7 million. As of December 31, 2002, the carrying value was $175.0 million and the fair value was $182.0 million.

        The senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the senior notes.

I.     COMMITMENTS AND CONTINGENCIES

        The Company is contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Senior notes	$ 170,500	$ --	$ --	$ --	$ 170,500
Interest payable on Senior notes	117,751	13,853	27,706	27,706	48,486
Operating leases	84,546	16,560	28,775	18,559	20,652

Total contractual obligations	372,797	30,413	56,481	46,265	239,638

Less sublease income	(10,506)	(1,439)	(2,351)	(2,050)	(4,666)

Net contractual obligations	$ 362,291	$ 28,974	$ 54,130	$ 44,215	$ 234,972

      Leases

        The Company operates primarily in leased facilities with original lease terms of up to ten years with options for renewal. Through its acquisitions, the Company has office equipment leases with terms of approximately three years.

        Total rent expense was $17.4 million, $15.2 million and $15.3 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

      Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2003 may result in the assertion of additional claims. The Company carries general liability insurance for each of the Company’s operations on a claims-made basis with varying deductibles for which the Company maintains reserves. The Company maintains general liability, professional liability and employment practices liability insurance in amounts that the Company believes is appropriate. The professional liability and employment practices liability insurances are carried through the Company’s captive subsidiary.

        The Company’s captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co-insured with a commercial carrier for an additional $10 million for professional liability claims. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year the Company will re-evaluate the most cost effective method for insuring these types of claims.

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, MDL No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their arbitratable claims. The trial court excluded from the scope of claims subject to arbitration, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO. The defendants, including Coventry, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and Coventry has filed their opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two companies have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. Although the Company can not predict the outcome, management believes that this lawsuit will not have a material adverse effect on its financial position or our results of operations. Management also believes that the claims asserted in this lawsuit are without merit, and the Company intends to defend its position.

        The Company may be the target of other similar lawsuits involving RICO and the Employee Retirement Income Security Act, generally claiming that managed care companies overcharge consumers and misrepresent that they deliver quality health care. Although the Company may be the target of other similar lawsuits, the Company believes there is no valid basis for such lawsuits.

        The Company’s industry is heavily regulated and the laws and rules governing the industry and interpretations of those laws and rules are subject to frequent change. Existing or future laws could have a significant effect on the Company’s operations.

      Capitation Arrangements

        A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is responsible for the coverage of its members pursuant to its customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 9.9%, 8.9%, and 8.8% of the Company’s total medical costs for the years ended December 31, 2003, 2002 and 2001, respectively. Membership associated with global capitation arrangements was approximately 145,000, 116,000 and 84,000 as of December 31, 2003, 2002 and 2001, respectively.

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

        HealthAmerica Pennsylvania, Inc. (“HealthAmerica”), the Company’s Pennsylvania HMO subsidiary, received audit reports from the OPM that questioned approximately $31.1 million of subscription charges that were paid to HealthAmerica under the FEHBP for contract years 1993 – 1999. In the fourth quarter of 2003, HealthAmerica, settled this dispute with the OPM and the U.S. Department of Justice. The final settlement payment of $29.0 million was fully reserved by HealthAmerica and therefore had no impact on 2003 earnings, the regulated capital of HealthAmerica, or the Company’s consolidated stockholders’ equity.

J.     CONCENTRATIONS OF CREDIT RISK

        The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments in fixed income securities and accounts receivable. The Company invests its excess cash in state and municipal bonds, U.S. Treasury and agency securities, mortgage-backed securities, asset-backed securities, corporate debt and other securities. Investments in marketable securities are managed within guidelines established by the Board of Directors, which require investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company’s financial instruments is equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

        Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2003. The Company has a risk of incurring losses if such allowances are not adequate.

K.     STATUTORY INFORMATION

        The Company’s HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2003, the Company collected $108.7 million in dividends from its regulated subsidiaries.

        The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that, if adopted, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital deemed appropriate for a managed care organization to support its overall business operations with consideration for its size and risk profile. This calculation, approved by the NAIC, incorporates asset risk, underwriting risk, credit risk and business risk components. The Company’s health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

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

        The majority of states in which the Company operates health plans have adopted an RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. The Company has adopted an internal policy to maintain all of its regulated subsidiaries’ statutory reserves at or above 250% of their RBC. Some states in which the Company’s regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information, as of December 31, 2003 and 2002 (in millions except percentage data).

	2003	2002
Capital and surplus	$ 588.6	$ 437.1
250% of RBC	374.5	315.9
Excess capital and surplus above 250% of RBC	214.1	121.2
Capital and surplus as a percentage of RBC	393%	346%
Statutory deposits	23.2	19.5

        The increase in capital and surplus for the Company’s regulated subsidiaries is a result of income during 2003 and the acquisitions of PersonalCare and Altius, offset by dividends paid to the parent company. The increase in statutory deposits is mainly a result of the acquisitions of PersonalCare and Altius.

        Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $209.5 million and $86.7 million at December 31, 2003 and December 31, 2002, respectively. The increase in non-regulated cash and investments is primarily a result of dividends received from subsidiaries mentioned above and ordinary operating activities offset by payments for acquisitions. During the year ended December 31, 2003, Coventry made capital contributions of approximately $14.1 million to the Company’s HMO subsidiaries. This contribution was almost exclusively made to the Company’s recently acquired Altius Health Plan in order to increase capital to appropriate levels.

L.     OTHER INCOME

        Other income for the years ended December 31, 2003, 2002 and 2001 includes investment income, net of fees, of approximately $40.2 million, $40.9 million and $43.2 million, respectively.

M.     EARNINGS PER SHARE

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

        The following table summarizes the earnings and the average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for per share amounts):

	Earnings	Shares	Per Share Amount
Year Ended December 31, 2003
Basic earnings per share	$ 250,145	88,113	$ 2.84
Effect of dilutive securities:
Options and warrants	--	2,652

Diluted earnings per share	$ 250,145	90,765	$ 2.75

Year Ended December 31, 2002
Basic earnings per share	$ 145,603	88,802	$ 1.64
Effect of dilutive securities:
Options and warrants	--	3,063	--

Diluted earnings per share	$ 145,603	91,865	$ 1.58

Year Ended December 31, 2001
Basic earnings per share
Earnings before cumulative effect - SFAS No. 133	$ 83,529	97,485	$ 0.86
Cumulative effect - SFAS No. 133	878	--	0.01

Basic earnings per share	$ 84,407	97,485	$ 0.87

Diluted earnings per share
Earnings before cumulative effect - SFAS No. 133	$ 83,529	97,485
Effect of dilutive securities:
Options and warrants	--	4,328

	$ 83,529	101,813	$ 0.82
Cumulative effect - SFAS No. 133	878	--	0.01

Diluted earnings per share	$ 84,407	101,813	$ 0.83

N.     SHARE REPURCHASE PROGRAM

        The Company’s Board of Directors has approved a program to repurchase up to 10% of its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, the Company purchased 5.6 million shares of its common stock from 1999 to 2002, which includes 3.3 million purchased in 2002 at an aggregate cost of $65.5 million. The Company did not purchase any shares of its common stock in 2003 under this program. The total remaining common shares the Company are authorized to repurchase under the program, including the new authorization, is approximately 3.8 million as of December 31, 2003.

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

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Years Ended December 31, (in thousands)
	Commercial	Medicare	Medicaid	Total
2003
Revenues	$ 3,438,424	$ 480,258	$ 523,763	$ 4,442,445
Medical costs	2,746,236	402,688	458,365	3,607,289

Gross margin	$ 692,188	$ 77,570	$ 65,398	$ 835,156
MLR	79.9%	83.8%	87.5%	81.2%
2002
Revenues	$ 2,614,370	$ 432,556	$ 457,289	$ 3,504,215
Medical costs	2,163,709	371,538	384,252	2,919,499

Gross margin	$ 450,661	$ 61,018	$ 73,037	$ 584,716
MLR	82.8%	85.9%	84.0%	83.3%
2001
Revenues	$ 2,347,614	$ 352,130	$ 383,081	$ 3,082,825
Medical costs	2,016,182	314,867	319,944	2,650,993

Gross margin	$ 331,432	$ 37,263	$ 63,137	$ 431,832
MLR	85.9%	89.4%	83.5%	86.0%

P.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2003 and 2002.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Operating revenues	$ 1,065,418	$ 1,096,431	$ 1,149,989	$ 1,223,305
Operating earnings	69,454	91,255	102,094	103,394
Earnings before income taxes	76,165	99,104	107,179	110,616
Net earnings	49,507	63,427	67,523	69,688
Basic earnings per share	0.57	0.72	0.76	0.78
Diluted earnings per share	0.55	0.70	0.74	0.76

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Operating revenues	$ 848,549	$ 890,113	$ 891,953	$ 946,290
Operating earnings	36,493	51,437	55,983	56,757
Earnings before income taxes	44,091	56,746	62,302	62,602
Net earnings	28,439	36,601	40,185	40,378
Basic earnings per share	0.31	0.41	0.45	0.46
Diluted earnings per share	0.30	0.40	0.44	0.45

Q.     SUBSEQUENT EVENTS (UNAUDITED)

        On January 14, 2004, the Company announced that its Illinois subsidiary, PersonalCare Health Management, Inc. (“PersonalCare”), had entered into a renewal rights agreement with Rockford Health Systems whereby PersonalCare will serve as the carrier of choice for the transition of Rockford Health Plans’ business. Rockford Health Plans, a for–profit plan wholly owned by Rockford Health Systems, covers a seven–county service area and provides health benefits to approximately 14,000 fully insured commercial members and 6,000 full–service self insured members. Under the terms of the agreement, Rockford Health Systems providers will become participating providers in PersonalCare’s network. The agreement expected to commence upon final regulatory approvals.

        Between January 1, 2004, and the date of this filing, under the share repurchase program previously approved by the Board of Directors, the Company purchased 2.0 million shares of its common stock at an aggregate purchase price of $84.6 million. The remaining common shares the Company is authorized to repurchase under the program is approximately 1.8 million.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required to be furnished in Item 9 was previously reported in our Form 8-K dated May 15, 2002, and is not included herein pursuant to Instruction 1 to Item 9.

Item 9a: Controls and Procedures

        We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

PART III

Item 10: Directors and Executive Officers of the Registrant.

        The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Financial Expert,” “Nomination of Board Members” and “Code of Ethics” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on June 3, 2004, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of our Company.”

Item 11: Executive Compensation.

        The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on June 3, 2004, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the captions “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on June 3, 2004, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on June 3, 2004, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

        The information set forth under the caption “Fees Paid to Independent Auditors” and “Audit Committee’s Pre-approval Policies and Procedures” in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on June 3, 2004, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

Form 10-K Pages
Reports of Independent Public Accountants	42 – 43
Consolidated Balance Sheets, December 31, 2003 and 2002	44
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	45
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	46
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	47
Notes to Consolidated Financial Statements, December 31, 2003, 2002 and 2001	48 – 68

    2. Financial Statement Schedules

Schedule V - Valuation and Qualifying Accounts	S - 1

    3. Exhibits Required To Be Filed By Item 601 Of Regulation S–K

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-4, Registration Statement No. 333-45821).

3.2.1	Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-4, Registration Statement No. 333-45821).

3.2.2	Amendment No. 1 to the Bylaws of Coventry Health Care, Inc. effective as of November 8, 2001 (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-4, Registration Statement No. 333-83106).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

4.2.3

Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.2.4

Amendment No. 3 to Rights Agreement, dated as of March 5, 2003, by and between Coventry Health Care, Inc. and Mellon Investor Services LLC, formerly ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2.4 to the Company’s Current Report on Form 8-K dated March 5, 2003).

4.3

Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Company’s Form S-4, Registration Statement No. 333-83106).

4.4

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

Exhibit No.	Description of Exhibit
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

10.7

Employment Agreement effective as of August 27, 2001, between Richard J. Gilfillan and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8	Employment Agreement effective as of December 1, 2003, between Timothy Nolan and Coventry Health Care, Inc.

10.9

Form of Company’s Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, position, and as otherwise noted: Janet M. Stallmeyer, Francis S. Soistman, Jr., Bernard J. Mansheim, M.D., Thomas Davis (included executive’s right to terminate and receive severance if he is required to relocate other than to Atlanta, Georgia or Bethesda, Maryland), and J. Stewart LaVelle (includes executive’s right to terminate and receive severance if there is a material reduction in position or compensation without consent, a change of control or a requirement to relocate) (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.10

Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.11

1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.13	Southern Health Management Corporation 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.8.5 to Coventry Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.14

Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.15	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003.

10.16	2001 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, Quarterly Report, for the quarter ended March 31, 2001).

10.17	2002 Management Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.18	2003 Management Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended December 31, 2002).

Exhibit No.	Description of Exhibit
10.19	2004 Management Incentive Plan

10.20	2004 Executive Management Incentive Plan

10.21

Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of September 1, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.22

Amendment to the Coventry Health Care, Inc. 2000 Deferred Compensation Plan effective as of August 1, 2002 (Incorporated by reference to Exhibit 10.18.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.23	2003 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report, on Form 10-Q for the quarter ended June 30, 2003.

10.24

Coventry Health Care, Inc. Retirement Savings Plan, as amended and restated, effective April 1, 1998 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.25

Amendment No. 1 to the Company’s Retirement Savings Plan executed as of May 14, 2002 (Incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.26

Amendment No. 2 to the Company’s Retirement Savings Plan executed as of October 29, 2002 (Incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.27	Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan effective July 1, 1994 (amended and restated).

10.28

Coventry Share Plan, as amended and restated, effective as of September 1, 2002 (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

14	Code of Business Conduct and Ethics, as amended and restated, effective as of February 20, 2003.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP

23.2	Statement Regarding Consent of Arthur Andersen LLP

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

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

Reports on Form 8–K

       In connection with a press release regarding our results of operations for the quarter ended September 30, 2003 and our financial condition as of the period then ended, we filed a current report on Form 8–K with the Securities and Exchange Commission on October 30, 2003.

       In connection with a press release regarding our settlement of a claim over health care premiums for federal employees, we filed a current report on Form 8-K with the Securities and Exchange Commission on November 26, 2003.

       In connection with the temporary suspension of transactions by participants in the Coventry Health Care, Inc. Retirement Savings Plan, we filed a current report on Form 8-K with the Securities and Exchange Commission on December 23, 2003.

_________________

* Portions of this exhibit have been omitted and have been accorded confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	March 10, 2004	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date:	March 10, 2004	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date:	March 10, 2004	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ John H. Austin, M.D.	Chairman of the Board and Director	March 7, 2004

John H. Austin, M.D.

	By: /s/ Allen F. Wise	President, Chief Executive Officer and Director	March 10, 2004

Allen F. Wise

	By: /s/ Dale B. Wolf	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2004

Dale B. Wolf

	By: /s/ Joel Ackerman	Director	March 10, 2004

Joel Ackerman

	By: /s/ L. Dale Crandall	Director	March 10, 2004

L. Dale Crandall

	By: /s/ Emerson D. Farley, Jr. M.D.	Director	March 8, 2004

Emerson D. Farley, Jr. M.D.

	By: /s/ Lawrence N. Kugelman	Director	March 10, 2004

Lawrence N. Kugelman

	By: /s/ Rodman W. Moorhead, III	Director	March 10, 2004

Rodman W. Moorhead, III

	By: /s/ Robert W. Morey	Director	March 10, 2004

Robert W. Morey

	By: /s/ Elizabeth E. Tallet	Director	March 10, 2004

Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	March 10, 2004

Timothy T. Weglicki

S–1

SCHEDULE V
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Schedule V Coventry Health Care Inc. and Subsidiaries Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Income Statement (1)	Deductions (Charge Offs) (1)	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$ 2,885	$ 1,364	$ (2,876)	$ 1,373
Year ended December 31, 2002:
Allowance for doubtful accounts	$ 4,252	$ 888	$ (2,255)	$ 2,885
Year ended December 31, 2001:
Allowance for doubtful accounts	$ 4,886	$ 4,601	$ (5,235)	$ 4,252

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge–offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S–K: Item 601

Exhibit No.	Description of Exhibit

10.8	Employment Agreement effective as of December 1, 2003, between Timothy Nolan and Coventry Health Care, Inc.

10.15	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003.

10.19	2004 Management Incentive Plan

10.20	2004 Executive Management Incentive Plan

10.27	Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan effective July 1, 1994 (amended and restated).

14	Code of Business Conduct and Ethics, as amended and restated, effective as of February 20, 2003.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP

23.2	Statement Regarding Consent of Arthur Andersen LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

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

Note: This index only lists the exhibits included in this Form 10–K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8–K” of this Form 10–K.