Form 10-Q
period 2004-03-31
COVENTRY HEALTH CARE INC
filed 2004-05-07
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock $.01 Par Value	88,642,461

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 271,434	$ 253,331
Short–term investments	120,331	101,191
Accounts receivable, net	84,470	89,766
Other receivables, net	50,232	45,335
Deferred income taxes	34,513	36,255
Other current assets	9,955	8,089

Total current assets	570,935	533,967

Long–term investments	1,059,460	1,051,400
Property and equipment, net	30,122	33,085
Goodwill	281,328	281,183
Other intangible assets, net	27,429	27,447
Other long–term assets	59,020	54,654

Total assets	$ 2,028,294	$ 1,981,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 589,338	$ 537,340
Other medical liabilities	55,679	59,850
Accounts payable and other accrued liabilities	189,702	183,781
Deferred revenue	62,454	73,909

Total current liabilities	897,173	854,880

Senior notes	170,500	170,500
Other long–term liabilities	33,548	27,358

Total liabilities	1,101,221	1,052,738

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized;
104,854 issued and 88,638 outstanding in 2004;
104,797 issued and 90,571 outstanding in 2003	1,049	1,048
Treasury stock, at cost; 16,216 in 2004; 14,226 in 2003	(288,683)	(204,274)
Additional paid–in capital	569,865	565,734
Accumulated other comprehensive income	21,863	17,838
Retained earnings	622,979	548,652

Total stockholders’ equity	927,073	928,998

Total liabilities and stockholders’ equity	$ 2,028,294	$ 1,981,736

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2004	2003
Operating revenues:
Managed care premiums	$1,259,581	$1,043,308
Management services	28,386	22,110

Total operating revenues	1,287,967	1,065,418

Operating expenses:
Medical costs	1,023,738	861,270
Selling, general and administrative	149,210	130,086
Depreciation and amortization	4,309	4,608

Total operating expenses	1,177,257	995,964

Operating earnings	110,710	69,454
Senior notes interest and amortization expense	3,572	3,677
Other income, net	10,841	10,388

Earnings before income taxes	117,979	76,165
Provision for income taxes	43,652	26,658

Net earnings	$ 74,327	$ 49,507

Net earnings per share:
Basic earnings per share	$ 0.85	$ 0.57

Diluted earnings per share	$ 0.82	$ 0.55

Weighted average common shares outstanding:
Basic	87,920	86,967
Effect of dilutive options and warrants	2,702	2,504

Diluted	90,622	89,471

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2004	2003
Net cash from operating activities	$ 127,149	$ 59,519

Cash flows from investing activities:
Capital expenditures, net	(722)	(1,433)
Proceeds from sales of investments	77,290	132,138
Proceeds from maturities of investments	41,307	28,741
Purchases of investments	(142,382)	(141,107)
Payments for acquisitions, net of cash acquired	(751)	(16,045)

Net cash from investing activities	(25,258)	2,294

Cash flows from financing activities:
Proceeds from issuance of stock	898	1,900
Payments for repurchase of stock	(84,553)	--
Payments for fractional shares from stock split	(133)	--

Net cash from financing activities	(83,788)	1,900

Net change in cash and cash equivalents	18,103	63,713

Cash and cash equivalents at beginning of period	253,331	186,768

Cash and cash equivalents at end of period	$ 271,434	$ 250,481

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.      BASIS OF PRESENTATION

        The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

        On December 23, 2003, the Company’s Board of Directors approved a three–for–two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in the Company’s condensed consolidated financial statements and notes thereto for all periods presented.

B.      SIGNIFICANT ACCOUNTING POLICIES

        Stock–based Compensation – The Company accounts for stock–based compensation to employees under Accounting Principles Board (“APB”) No. 25 – “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock–Based Compensation” and SFAS No. 148 – “Accounting for Stock–Based Compensation – Transition and Disclosure.” Unless the accounting rules change, the Company does not expect to transition to the fair value method of accounting for stock–based compensation. Had stock–based compensation cost been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro–forma amounts (in thousands, except per share data):

	Quarters Ended March 31,
	2004	2003
Net earnings, as reported	$ 74,327	$ 49,507
Add: Stock–based employee
compensation expense included in reported
net earnings, net of tax	1,819	1,215
Deduct: Total stock–based employee
compensation expense determined
under fair–value–based method for all
awards, net of tax	(3,132)	(2,069)

Net earnings, pro–forma	$ 73,014	$ 48,653

EPS, basic – as reported	$ 0.85	$ 0.57

EPS, basic – pro–forma	$ 0.83	$ 0.56

EPS, diluted – as reported	$ 0.82	$ 0.55

EPS, diluted – pro–forma	$ 0.81	$ 0.55

C.     SENIOR NOTES

        The Company’s senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the senior notes.

D.      CONTINGENCIES

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2004 may result in the assertion of additional claims.

        The Company’s captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims made and reported prior to May 1, 2004. For claims made and reported after May 1, 2004, there will be no co–insurance coverage with the commercial carrier because the Company made the decision not to renew this coverage. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year the Company will re–evaluate the most cost effective method for insuring these types of claims.

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their arbitratable claims. The trial court excluded from the scope of claims subject to arbitration, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO. The defendants, including Coventry, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and Coventry has filed their opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions have been transferred to the MDL and have been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although the Company can not predict the outcome, management believes that the Shane lawsuit and tag–along actions will not have a material adverse effect on its financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

E.     RESTRICTED STOCK AWARDS

        There were no restricted stock awards granted during the current quarter. The Company recorded compensation expense related to restricted stock granted in prior periods of $2.9 million and $1.9 million for the quarters ended March 31, 2004 and 2003, respectively. The deferred portion of the restricted stock as reported in additional paid in capital is $20.5 million and $23.4 million at March 31, 2004 and December 31, 2003, respectively.

F.     SHARE REPURCHASE PROGRAM

        Under a share repurchase program previously approved by the Board of Directors, the Company purchased 2.0 million shares of the Company’s common stock during the first quarter of 2004 at an aggregate cost of $84.6 million. The program authorized 9.4 million shares to be repurchased and the total remaining common shares the Company is authorized to repurchase under this program is 1.8 million.

G.      SEGMENT INFORMATION

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended March 31, (in thousands)
	Commercial	Medicare	Medicaid	Total
2004
Revenues	$981,863	$136,096	$141,622	$1,259,581
Medical costs	779,714	120,934	123,090	1,023,738

Gross margin	$202,149	$ 15,162	$ 18,532	$ 235,843
MLR	79.4%	88.9%	86.9%	81.3%

2003
Revenues	$800,682	$117,910	$124,716	$1,043,308
Medical costs	648,347	102,021	110,902	861,270

Gross margin	$152,335	$ 15,889	$ 13,814	$ 182,038
MLR	81.0%	86.5%	88.9%	82.6%

H.      COMPREHENSIVE INCOME

        Comprehensive income for the quarters ended March 31, 2004 and 2003 was as follows (in thousands):

	Quarters Ended March 31,
	2004	2003
Net earnings	$ 74,327	$ 49,507
Other comprehensive gain:
Holding gain	6,835	887
Reclassification adjustment	(237)	(439)

Sub–total	6,598	448
Tax provision	(2,573)	(159)

Comprehensive income	$ 78,352	$ 49,796

I.      SUBSEQUENT EVENTS

        At the time of this filing, no such events have occurred.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2004 and 2003

        This Form 10–Q contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward–looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. For example, discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10–Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10–Q refer to Coventry Health Care, Inc. and its subsidiaries.

        These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2003. Actual operations and results may differ materially from those expressed in this Form 10–Q.

        The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2004 and 2003. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2003 filed on March 10, 2004, including the critical accounting policies discussed therein.

Highlights of First Quarter 2004 Performance

wMembership increased 14% over the prior year quarter.
wRevenue increased 21% over the prior year quarter.
wMedical loss ratio of 81.3% improved 130 basis points over the prior year quarter.
wSelling, general and administrative expenses were 11.6% of operating revenue, a 60 basis point improvement over the prior year quarter.
wOperating margin of 8.6% improved 210 basis points over the prior year quarter.
wDiluted earnings per share increased 49% over the prior year quarter.
wCash flows from operations was $127.1 million compared to net income of $74.3 million.
wTotal cash and investments increased to $1.5 billion, a 22% increase over the prior year quarter.

Stock split

        On December 23, 2003, our Board of Directors approved a three–for–two stock split of our common stock, effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in per share data for all periods presented.

Membership

        The following tables present our membership as of March 31, 2004 and 2003 (amounts in thousands).

March 31, 2004
				Total
Market	Commercial	Medicare	Medicaid	Risk	Non–Risk	Total
Delaware	51	--	1	52	51	103
Georgia	47	--	--	47	35	82
Illinois	74	--	--	74	12	86
Iowa	57	--	5	62	12	74
Kansas	151	15	--	166	47	213
Louisiana	70	--	--	70	3	73
Missouri	191	17	190	398	90	488
Nebraska	44	--	--	44	5	49
North Carolina	70	--	15	85	38	123
Pennsylvania	447	32	88	567	149	716
Utah	117	--	--	117	62	179
Virginia	107	--	15	122	41	163
West Virginia	53	3	21	77	5	82

Total	1,479	67	335	1,881	550	2,431

March 31, 2003
				Total
Market	Commercial	Medicare	Medicaid	Risk	Non–Risk	Total
Delaware	50	--	--	50	54	104
Georgia	43	--	--	43	29	72
Illinois	77	--	--	77	--	77
Iowa	74	--	2	76	15	91
Kansas	190	15	--	205	51	256
Louisiana	73	--	--	73	--	73
Missouri	175	15	185	375	50	425
Nebraska	39	--	--	39	6	45
North Carolina	66	--	9	75	40	115
Pennsylvania	426	30	80	536	115	651
Utah	--	--	--	--	--	--
Virginia	94	--	15	109	40	149
West Virginia	50	3	16	69	4	73

Total	1,357	63	307	1,727	404	2,131

        Total membership, excluding network rental membership of 694,000, increased by 14% from the prior year first quarter. The increase is attributable to the acquisition of Altius (Utah) in the third quarter of 2003, as well as continued organic growth. Additionally, our Illinois subsidiary, PersonalCare, entered into a renewal rights agreement with Rockford Health Systems in the current quarter whereby PersonalCare serves as the carrier of choice for the transition of Rockford Health Plans’ business. Through March 31, 2004, PersonalCare has transferred approximately 6,000 non–risk members from Rockford Health Plans. Risk membership has increased 9% from the prior year quarter and non–risk membership increased 36%. The large increase in non–risk membership was influenced by three large groups changing from a risk product to a non–risk product effective January 1, 2004.

Results of Operations

        The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2004 and 2003.

	Quarters Ended March 31,		Increase
	2004	2003	(Decrease)
Summary Results (in thousands, except EPS)
Total operating revenues	$ 1,287,967	$ 1,065,418	20.9%
Operating earnings	$ 110,710	$ 69,454	59.4%
Net earnings	$ 74,327	$ 49,507	50.1%
Diluted earnings per share	$ 0.82	$ 0.55	49.1%

Managed Care Premium Yields (per member per month):
Commercial	$ 222.08	$ 200.88	10.6%
Medicare	$ 683.12	$ 627.05	8.9%
Medicaid	$ 141.49	$ 139.25	1.6%

Medical Costs (per member per month):
Commercial	$ 176.36	$ 162.66	8.4%
Medicare	$ 607.02	$ 542.55	11.9%
Medicaid	$ 122.98	$ 123.82	(0.7%)

Medical Loss Ratios:
Commercial	79.4%	81.0%	(1.6%)
Medicare	88.9%	86.5%	2.4%
Medicaid	86.9%	88.9%	(2.0%)

Total	81.3%	82.6%	(1.3%)

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.6%	12.2%	(0.6%)
Days in medical claims liabilities	52.4	56.2	(3.8)
Days in other medical liabilities	4.9	7.3	(2.4)

         Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. Excluding the Altius acquisition, the commercial yield PMPM increased 12.7%. Medicare yields increased 8.9% on a PMPM basis as a result of the rate increases from the annual Adjusted Community Rating filings and as a result of the Medicare Modernization Act. The acquisitions of PersonalCare effective February 1, 2003, and Altius effective September 1, 2003 resulted in an increase in managed care premium revenue of $80.5 million over prior year’s quarter.

         Management services revenue increased due to the increase in non–risk membership discussed earlier.

         Medical costs expense has increased due to acquisitions, organic growth and medical trend. However, total medical expense as a percentage of premium revenue has improved by 1.3% over the prior year quarter. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, excluding Altius and net of benefit buy downs, was 9.8%. Our Medicare business medical loss ratio deteriorated as a result of unusually high medical utilization compared to the prior year quarter. The deterioration was partially offset by the increase in premium yields discussed above. Our Medicaid medical loss ratio improved as a result of rate increases across our markets and as a result of much improved performance in our Virginia market. The Virginia market benefited from lower utilization, lower drug costs and provider contract renegotiations. Our days in total medical claims liabilities decreased 3.8 days from prior year’s quarter due primarily to faster claim receipts and continually improved processing cycle times.

         Selling, general and administrative expense increased primarily due to increased costs associated with acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003, and incremental salary expense related to our organic membership growth. Selling, general and admistrative expenses as a percentage of revenue have improved as a result of continuing revenue growth and success in cotrolling customer service costs.

        Our provision for income taxes increased primarily due to an increase in earnings before taxes. The effective tax rate increased to 37.0% in 2004 from 35.0% in 2003. We expect a full year 2004 tax rate between 36.0% and 36.5%

Liquidity and Capital Resources

      Consolidated

         Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $23.2 million restricted under state regulations, increased $45.4 million to $1.4 billion at March 31, 2004 from December 31, 2003.

        We have classified all of our investments as available–for–sale. Our investments at March 31, 2004 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

As of March 31, 2004	Amortized Cost	Fair Value
Maturities:
Within 1 year	$ 187,293	$ 187,955
1 to 5 years	475,943	492,825
5 to 10 years	299,100	311,277
Over 10 years	181,614	187,734

Total short–term and long–term securities	$1,143,950	$1,179,791

        Net cash from operating activities is primarily driven by net earnings. For the quarter ended March 31, 2004, operating cash flow was positively affected by an increase in medical claims liabilities. Medical claims liabilities were unusually low at December 31, 2003 due to an effort to pay down medical claims inventory at year-end. The medical claims liabilities increased in the first quarter of 2004 as claim inventory levels returned to more normal levels. Additionally, accounts receivable decreased as a result of improved premium collections. Offsetting these operating cash inflows was a decrease in deferred revenue. As a result of the timing of CMS payments for Medicare+Choice beneficiaries, we only received two monthly CMS payments in the first quarter of 2004. Cash flow from operating activities has improved over the prior year quarter as a result of higher earnings and a larger increase in unpaid medical claims liabilities, the reasons for which are noted above.

        Net cash from financing activites decreased from the prior year quarter primarily due to cash paid for the repurchase of stock. The stock was repurchased under a share repurchase program previously approved by our Board of Directors. The program authorized 9.4 million shares to be repurchased and the total remaining common shares we are authorized to repurchase under this program is 1.8 million.

        Projected capital investments in 2004 of approximately $12 to $14 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communication systems.

        Our senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all covenants under the senior notes.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk of principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.0 years, as of March 31, 2004. We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long–term investments are available–for–sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $733.2 million at March 31, 2004 from $730.5 million at December 31, 2003.

      Health Plans

        Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During the quarter ended March 31, 2004, we collected $4.2 million in dividends from our regulated subsidiaries.

        The majority of states in which we operate health plans have adopted a risk–based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC. Some states in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2004 and December 31, 2003 (in millions, except percentage data).

	March 31, 2004	December 31, 2003
	(estimated)

Capital and surplus	$ 641.6	$ 588.6
250% of RBC	374.5	374.5
Excess capital and surplus above 250% of RBC	$ 267.1	$ 214.1
Capital and surplus as percentage of RBC	428%	393%
Statutory deposits	$ 23.2	$ 23.2

        The increase in capital and surplus for our regulated subsidiaries is a result of income from 2004 offset by dividends paid to the parent company.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $142.1 million and $209.5 million at March 31, 2004 and December 31, 2003, respectively. The decrease in non–regulated cash and investments is primarily a result of stock repurchases made during the quarter offset by ordinary operating activities and dividends received from our regulated subsidiaries, as mentioned above. During the quarter ended March 31, 2004, we did not make any capital contributions to our regulated subsidiaries.

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

Legal Proceedings

        Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

        These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures of Market Risk ” contained in our Annual Report on Form 10–K for the year ended December 31, 2003 filed on March 10, 2004.

        No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10–K for the fiscal year ended December 31, 2003.

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

Increase (decrease) in fair value of portfolio given an interest rate (decrease) increase of X basis points As of March 31, 2004 (in thousands)
(300)	(200)	(100)	100	200	300

$ 118,800	$ 77,262	$ 37,984	$ (37,487)	$ (74,277)	$ (109,699)

ITEM 4: Controls and Procedures

        We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) promulgated under the Securities Exchange Act of 1934), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through March 31, 2004 may result in the assertion of additional claims.

        Our captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims made and reported prior to May 1, 2004. For claims made and reported after May 1, 2004, there will be no co–insurance coverage with the commercial carrier because the Company made the decision not to renew this coverage. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year we will re–evaluate the most cost effective method for insuring these types of claims.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their arbitratable claims. The trial court excluded from the scope of claims subject to arbitration, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO. The defendants, including the Company, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to the Company, and we have filed our opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions have been transferred to the MDL and have been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although we can not predict the outcome, management believes that the Shane lawsuit and the tag–along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        The following table shows our purchases of our common stock during the quarter ended March 31, 2004 (in thousands, except per share information).

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares Remaining Under Current Authorization(1)
January 1–31, 2004	--	$ --	--	3,756
February 1–29, 2004	2,000	$ 42.28	2,000	1,756
March 1–31, 2004	--	$ --	--	1,756

Totals	2,000	$ 42.28	2,000	1,756

(1)	These shares were purchased under a program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

ITEM 3, 4 and 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

(a)    Exhibit Listing

Exhibit No.	Description of Exhibit

10.1	Employment Agreement effective as of January 1, 2004, between Harvey C. DeMovick and Coventry Health Care, Inc.

10.2	Employment Agreement effective as of January 1, 2004, between Thomas P. McDonough and Coventry Health Care, Inc.

10.3	Employment Agreement effective as of January 1, 2004, between Dale B. Wolf and Coventry Health Care, Inc.

10.4	Employment Agreement effective as of March 1, 2004, between Charles R. Stark and Coventry Health Care, Inc.

10.5	Employment Agreement effective as of March 1, 2004, between Nancy G. Cocozza and Coventry Health Care, Inc.

10.6	Employment Agreement effective as of March 6, 2004, between Shawn M. Guertin and Coventry Health Care, Inc.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

32.1

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director and Dale B. Wolf, Executive Vice President, Chief

(b)     Reports on Form 8–K

        In connection with a press release regarding our results of operations for the quarter ended December 31, 2003 and our financial condition as of the period then ended, we filed a current report on Form 8–K with the Securities and Exchange Commission on February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: May 7, 2004	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: May 7, 2004	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2004	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

INDEX TO EXHIBITS

Reg. S–K: Item 601

Exhibit No.	Description of Exhibit

10.1	Employment Agreement effective as of January 1, 2004, between Harvey C. DeMovick and Coventry Health Care, Inc.

10.2	Employment Agreement effective as of January 1, 2004, between Thomas P. McDonough and Coventry Health Care, Inc.

10.3	Employment Agreement effective as of January 1, 2004, between Dale B. Wolf and Coventry Health Care, Inc.

10.4	Employment Agreement effective as of March 1, 2004, between Charles R. Stark and Coventry Health Care, Inc.

10.5	Employment Agreement effective as of March 1, 2004, between Nancy G. Cocozza and Coventry Health Care, Inc.

10.6	Employment Agreement effective as of March 6, 2004, between Shawn M. Guertin and Coventry Health Care, Inc.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Dale B. Wolf, Executive Vice President, Chief Financial Officer and Treasurer.

32.1

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director and Dale B. Wolf, Executive Vice President, Chief