Form 10-Q
period 2004-06-30
COVENTRY HEALTH CARE INC
filed 2004-08-04
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock $.01 Par Value	89,554,959

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 303,342	$ 253,331
Short-term investments	249,159	101,191
Accounts receivable, net	85,015	89,766
Other receivables, net	51,764	45,335
Deferred income taxes	37,686	36,255
Other current assets	9,916	8,089

Total current assets	736,882	533,967

Long-term investments	978,428	1,051,400
Property and equipment, net	28,900	33,085
Goodwill	281,328	281,183
Other intangible assets, net	26,780	27,447
Other long-term assets	58,853	54,654

Total assets	$ 2,111,171	$ 1,981,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$ 595,720	$ 537,340
Other medical liabilities	48,932	59,850
Accounts payable and other accrued liabilities	199,917	183,781
Deferred revenue	71,244	73,909

Total current liabilities	915,813	854,880

Senior notes	170,500	170,500
Other long-term liabilities	21,651	27,358

Total liabilities	1,107,964	1,052,738

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized
105,445 issued and 89,598 outstanding in 2004
104,797 issued and 90,571 outstanding in 2003	1,054	1,048
Treasury stock, at cost; 15,847 in 2004; 14,226 in 2003	(286,355)	(204,274)
Additional paid-in capital	577,739	565,734
Accumulated other comprehensive income	3,788	17,838
Retained earnings	706,981	548,652

Total stockholders’ equity	1,003,207	928,998

Total liabilities and stockholders’ equity	$ 2,111,171	$ 1,981,736

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Managed care premiums	$1,281,895	$1,074,983	$2,541,476	$2,118,290
Management services	28,111	21,448	56,497	43,558

Total operating revenues	1,310,006	1,096,431	2,597,973	2,161,848

Operating expenses:
Medical costs	1,029,806	870,005	2,053,543	1,731,275
Selling, general and administrative	152,460	130,634	301,671	260,719
Depreciation and amortization	4,353	4,537	8,662	9,145

Total operating expenses	1,186,619	1,005,176	2,363,876	2,001,139

Operating earnings	123,387	91,255	234,097	160,709
Senior notes interest and amortization expense	3,574	3,667	7,146	7,344
Other income, net	10,930	11,516	21,771	21,904

Earnings before income taxes	130,743	99,104	248,722	175,269
Provision for income taxes	46,741	35,677	90,393	62,335

Net earnings	$ 84,002	$ 63,427	$ 158,329	$ 112,934

Net earnings per share:
Basic earnings per share	$ 0.96	$ 0.72	$ 1.80	$ 1.29

Diluted earnings per share	$ 0.93	$ 0.70	$ 1.75	$ 1.25

Weighted average common shares outstanding:
Basic	87,595	87,897	87,757	87,434
Effect of dilutive options, warrants and restricted stock	2,705	2,714	2,704	2,608

Diluted	90,300	90,611	90,461	90,042

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Net cash from operating activities	$ 245,338	$ 144,173

Cash flows from investing activities:
Capital expenditures, net	(3,164)	(5,160)
Proceeds from sales of investments	171,344	245,801
Proceeds from maturities of investments	75,196	24,517
Purchases of investments	(351,503)	(354,883)
Payments for acquisitions, net of cash acquired	(972)	(16,045)

Net cash from investing activities	(109,099)	(105,770)

Cash flows from financing activities:
Proceeds from issuance of stock	5,447	8,008
Payments for repurchase of stock	(91,542)	(3,074)
Payments for fractional shares from stock split	(133)	--

Net cash from financing activities	(86,228)	4,934

Net change in cash and cash equivalents	50,011	43,337
Cash and cash equivalents at beginning of period	253,331	186,768

Cash and cash equivalents at end of period	$ 303,342	$ 230,105

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.     BASIS OF PRESENTATION

        The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2003.

        On December 23, 2003, the Company’s Board of Directors approved a three–for–two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed January 30, 2004 to stockholders of record on January 9, 2004. The stock split is reflected retroactively in the Company’s condensed consolidated financial statements and notes thereto for all periods presented.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$ 84,002	$ 63,427	$ 158,329	$ 112,934
Add: Stock-based employee
compensation expense included in reported
net earnings, net of tax	2,168	1,400	3,957	2,615

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for all
awards, net of tax	(3,687)	(2,320)	(6,773)	(4,389)

Net earnings, pro-forma	$ 82,483	$ 62,507	$ 155,513	$ 111,160

EPS, basic - as reported	$ 0.96	$ 0.72	$ 1.80	$ 1.29

EPS, basic - pro-forma	$ 0.94	$ 0.71	$ 1.77	$ 1.27

EPS, diluted - as reported	$ 0.93	$ 0.70	$ 1.75	$ 1.25

EPS, diluted - pro-forma	$ 0.91	$ 0.69	$ 1.72	$ 1.23

C.     ACQUISITION

        On May 17, 2004, the Company announced that its subsidiary, Coventry Health of Michigan, had entered into a definitive agreement with the OmniCare Health Plan and its rehabilitator to purchase certain assets of OmniCare including approximately 63,000 Medicaid members. The effective date of the acquisition is expected to be October 1, 2004 when the new Medicaid contract year commences, subject to closing conditions, regulatory and other customary approvals.

D.     SENIOR NOTES

        The Company’s senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the senior notes.

E.     CONTINGENCIES

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2004 may result in the assertion of additional claims.

        The Company’s captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims made and reported prior to May 1, 2004. For claims made and reported after May 1, 2004, the Company has chosen to have no co–insurance coverage with a commercial carrier. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year the Company will re–evaluate the most cost effective method for insuring these types of claims.

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. In response to the trial court’s order, the defendants filed demands to arbitrate the plaintiffs’ arbitrable claims. The trial court, however, in response to a motion filed by the plaintiffs, entered an order enjoining the defendants from arbitrating those claims. The defendants appealed the trial court’s order and were successful in having the 11th Circuit Court of Appeals overturn the order and dissolve the injunction barring arbitration of the plaintiffs’ arbitrable claims. As a result of the 11th Circuit dissolving the injunction, the defendants have filed a motion with the trial court to stay the Shane lawsuit pending arbitration of the plaintiffs’ arbitrable claims. The trial court has not yet ruled on the defendants’ motion to stay. The trial court however has made the determination that, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants, including Coventry, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and Coventry has filed their opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although the Company can not predict the outcome, management believes that the Shane lawsuit and tag–along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

F.     RESTRICTED STOCK AWARDS

        In the second quarter of 2004, the Company awarded 518,500 shares of restricted stock subject to certain performance criteria and with varying vesting periods through May 2008. The fair value of the restricted shares, at the measurement date, is amortized over the vesting period. The fair value of the restricted shares is $48.90 per share. There were no restricted stock awards granted during the first quarter of 2004. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods of approximately $3.5 million and $2.2 million for the quarters ended June 30, 2004 and 2003, respectively, and $6.4 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. The deferred portion of the restricted stock as reported in additional paid in capital is $42.3 million at June 30, 2004 and $23.4 million at December 31, 2003.

G.    SHARE REPURCHASE PROGRAM

        Under a share repurchase program previously approved by the Board of Directors, the Company purchased 2.0 million shares of the Company’s common stock during the first quarter of 2004 at an aggregate cost of $84.6 million. There were no shares repurchased during the current quarter under this program. The program authorized 9.4 million shares to be repurchased and the total remaining common shares the Company is authorized to repurchase under this program is 1.8 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

H.     SEGMENT INFORMATION

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended June 30, (in thousands)
	Commercial	Medicare	Medicaid	Total
2004
Revenues	$1,000,349	$140,333	$141,213	$1,281,895
Medical costs	789,319	117,161	123,326	1,029,806

Gross margin	$ 211,030	$ 23,172	$ 17,887	$ 252,089
MLR	78.9%	83.5%	87.3%	80.3%

2003
Revenues	$ 823,304	$119,611	$132,068	$1,074,983
Medical costs	658,817	95,999	115,189	870,005

Gross margin	$ 164,487	$ 23,612	$ 16,879	$ 204,978
MLR	80.0%	80.3%	87.2%	80.9%

	Six Month Ended June 30, (in thousands)
	Commercial	Medicare	Medicaid	Total
2004
Revenues	$1,982,212	$276,429	$282,835	$2,541,476
Medical costs	1,569,033	238,095	246,415	2,053,543

Gross margin	$ 413,179	$ 38,334	$ 36,420	$ 487,933
MLR	79.2%	86.1%	87.1%	80.8%

2003
Revenues	$1,623,986	$237,521	$256,783	$2,118,290
Medical costs	1,307,164	198,020	226,091	1,731,275

Gross margin	$ 316,822	$ 39,501	$ 30,692	$ 387,015
MLR	80.5%	83.4%	88.0%	81.7%

I.     COMPREHENSIVE INCOME

        Comprehensive income for the quarters and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$ 84,002	$ 63,427	$ 158,329	$ 112,934
Other comprehensive gain:
Holding (loss) gain:	(29,621)	8,396	(22,817)	9,282
Reclassification adjustment	(10)	(157)	(216)	(595)

Sub-total	(29,631)	8,239	(23,033)	8,687
Tax benefit (provision)	11,556	(2,924)	8,983	(3,083)

Comprehensive income	$ 65,927	$ 68,742	$ 144,279	$ 118,538

        The unrealized loss on the Company’s investment portfolio for the second quarter of 2004 was a result of an increase in interest rates during the second quarter of 2004.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2004 and 2003

        This Form 10–Q contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward–looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10–Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10–Q refer to Coventry Health Care, Inc. and its subsidiaries.

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

        The following discussion and analysis relates to our financial condition and results of operations for the quarters ended and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2003, including the critical accounting policies discussed therein.

Highlights of Second Quarter 2004 Performance
wMembership increased 14% over the prior year quarter.
wRevenue increased 19% over the prior year quarter.
wMedical loss ratio of 80.3% improved 60 basis points over the prior year quarter.
wSelling, general and administrative expenses were 11.6% of operating revenue, a 30 basis point improvement over the prior year quarter.
wOperating margin of 9.4% improved 110 basis points over the prior year quarter.
wDiluted earnings per share increased 33% over the prior year quarter.
wCash flows from operations was $118.2 million compared to net income of $84.0 million.

Stock split

        On December 23, 2003, our Board of Directors approved a three–for–two stock split of our common stock, effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in per share data for all periods presented.

Acquisition

        On May 17, 2004, we announced that its subsidiary, Coventry Health of Michigan, had entered into a definitive agreement with the OmniCare Health Plan and its rehabilitator to purchase certain assets of OmniCare including approximately 63,000 Medicaid members. The effective date of the acquisition is expected to be October 1, 2004 when the new Medicaid contract year commences, subject to closing conditions, regulatory and other customary approvals.

Membership

        The following tables present our membership as of June 30, 2004 and 2003 (amounts in thousands).

June 30, 2004
Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	51	--	2	53	51	104
Georgia	45	--	--	45	35	80
Illinois	73	--	--	73	13	86
Iowa	55	--	5	60	12	72
Kansas	150	15	--	165	47	212
Louisiana	73	--	--	73	3	76
Missouri	203	17	188	408	95	503
Nebraska	44	--	--	44	5	49
North Carolina	70	--	13	83	39	122
Pennsylvania	459	33	91	583	145	728
Utah	119	--	--	119	62	181
Virginia	107	--	15	122	41	163
West Virginia	54	3	20	77	5	82

Total	1,503	68	334	1,905	553	2,458

June 30, 2003
Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	49	--	--	49	54	103
Georgia	45	--	--	45	30	75
Illinois	75	--	--	75	--	75
Iowa	75	--	2	77	15	92
Kansas	172	15	--	187	52	239
Louisiana	73	--	--	73	--	73
Missouri	171	16	188	375	76	451
Nebraska	40	--	--	40	6	46
North Carolina	65	--	11	76	40	116
Pennsylvania	433	30	80	543	114	657
Utah	--	--	--	--	--	--
Virginia	96	--	17	113	39	152
West Virginia	50	3	16	69	4	73

Total	1,344	64	314	1,722	430	2,152

        Total membership, excluding network rental membership of 681,000, increased by 14% from the prior year second quarter. Risk membership has increased 11% and non–risk membership increased 29% from the prior year second quarter. The increases are both attributable to the acquisition of Altius (Utah) in the third quarter of 2003 and from additional organic membership. We expect organic membership growth to be 3–5% for the full year.

Results of Operations

        The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2004 and 2003.

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Summary Results (in thousands, except EPS)
Total operating revenues	$1,310,006	$1,096,431	19.5%	$2,597,973	$2,161,848	20.2%
Operating earnings	$ 123,387	$ 91,255	35.2%	$ 234,097	$ 160,709	45.7%
Net earnings	$ 84,002	$ 63,427	32.4%	$ 158,329	$ 112,934	40.2%
Diluted earnings per share	$ 0.93	$ 0.70	32.9%	$ 1.75	$ 1.25	40.0%
Managed Care Premium Yields (per member per month):
Commercial	$ 224.56	$ 204.83	9.6%	$ 223.32	$ 202.86	10.1%
Medicare	$ 693.74	$ 628.20	10.4%	$ 688.47	$ 627.63	9.7%
Medicaid	$ 140.61	$ 140.08	0.4%	$ 141.05	$ 139.67	1.0%
Medical Costs (per member per month):
Commercial	$ 177.19	$ 163.91	8.1%	$ 176.77	$ 163.29	8.3%
Medicare	$ 579.18	$ 504.19	14.9%	$ 593.00	$ 523.25	13.3%
Medicaid	$ 122.80	$ 122.18	0.5%	$ 122.89	$ 122.98	(0.1%)
Medical Loss Ratios:
Commercial	78.9%	80.0%	(1.1%)	79.2%	80.5%	(1.3%)
Medicare	83.5%	80.3%	3.2%	86.1%	83.4%	2.7%
Medicaid	87.3%	87.2%	0.1%	87.1%	88.0%	(0.9%)

Total	80.3%	80.9%	(0.6%)	80.8%	81.7%	(0.9%)

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.6%	11.9%	(0.3%)	11.6%	12.1%	(0.5%)
Days in medical claims liabilities	52.6	55.1	(2.5)
Days in other medical liabilities	4.3	6.4	(2.1)

      Quarters Ended June 30, 2004 and 2003

        Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. We achieved commercial rate increases exceeding 13.5% on second quarter renewals representing approximately 11% of commercial risk membership. As shown above, the commercial yield PMPM increased 9.6%, but excluding the Altius acquisition the increase was 11.8%. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings and as a result of the Medicare Modernization Act. The acquisition of Altius effective September 1, 2003 resulted in an increase in managed care premium revenue of $61.1 million over the prior year quarter.

         Management services revenue increased due to the increase in non–risk membership discussed earlier.

        Medical costs expense has increased due to medical trend, organic growth and acquisitions. However, total medical expense as a percentage of premium revenue has improved by 0.6% over the prior year quarter. This favorable change was attributable to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, excluding Altius and net of benefit buy downs, was 9.7%. Our Medicare business medical loss ratio deteriorated compared to the prior year quarter as a result of unusually low medical utilization during the prior year quarter. The deterioration was partially offset by the increase in premium yields discussed above. Our Medicaid medical loss ratio was essentially flat. We had rate increases across our markets and much improved performance in our Virginia market. The Virginia market benefited from lower utilization, lower drug costs and provider contract renegotiations. These Medicaid medical loss ratio improvements were offset by a slight increase in our loss ratio in Missouri, our largest market. Our days in total medical claims liabilities decreased from the prior year quarter due primarily to faster claim receipts and continually improved processing cycle times.

        Selling, general and administrative expense increased primarily due to increased costs associated with acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003 and 2004, and incremental salary expense related to our organic membership growth. Selling, general and administrative expense as a percentage of revenue has improved as a result of continuing revenue growth and success in controlling customer service costs.

        Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate decreased to 35.8% in the second quarter of 2004 from 36.0% in 2003. We expect a full year 2004 tax rate between 35.8% and 36.2%.

      Six Months Ended June 30, 2004 and 2003

        Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. Medicare yields increased 9.7% on a PMPM basis as a result of the rate increases from the annual Adjusted Community Rating filings and as a result of the Medicare Modernization Act. The acquisitions of PersonalCare (Illinois) effective February 1, 2003, and Altius effective September 1, 2003 resulted in an increase in managed care premium revenue of $146.1 million over the prior year six months.

        Management services revenue increased due to the increase in non–risk membership discussed earlier.

        Medical costs expense has increased due to medical trend, acquisitions and organic growth. However, total medical expense as a percentage of premium revenue has improved by 0.9% over the prior year six months. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, excluding Altius and net of benefit buy downs, was 9.8%. Our Medicare business medical loss ratio deteriorated compared to the prior year six months as a result of unusually high medical utilization in the first quarter of 2004. The deterioration was partially offset by the increase in premium yields discussed above. Our Medicaid medical loss ratio improved as a result of rate increases across our markets and as a result of much improved performance in our Virginia market. The Virginia market benefited from lower utilization, lower drug costs and provider contract renegotiations.

        Selling, general and administrative expense increased primarily due to increased costs associated with acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003, and incremental salary expense related to our organic membership growth. Selling, general and administrative expenses as a percentage of revenue have improved as a result of continuing revenue growth and success in controlling customer service costs.

        Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 36.3% in 2004 from 35.6% in 2003.

Liquidity and Capital Resources

      Consolidated

        Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $22.7 million restricted under state regulations, increased $125.5 million to $1.5 billion at June 30, 2004 from December 31, 2003.

        We have classified all of our investments as available–for–sale. Our investments at June 30, 2004 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized Cost	Fair Value
As of June 30, 2004
Maturities:
Within 1 year	$ 318,235	$ 318,176
1 to 5 years	479,059	482,525
5 to 10 years	271,604	273,180
Over 10 years	152,479	153,706

Total short–term and long–term securities	$1,221,377	$1,227,587

        Net cash from operating activities is primarily driven by net earnings. For the six months ended June 30, 2004, operating cash flow was positively affected by an increase in medical claims liabilities. Medical claims liabilities were unusually low at December 31, 2003 due to an effort to pay down medical claims inventory at year–end. The medical claims liabilities increased during the six months ended June 30, 2004 as claim inventory levels returned to more normal levels. Additionally, accounts payable and other accrued liabilities increased as a result of tax payments being less than the tax provision. Cash flow from operating activities has improved over the prior year quarter as a result of higher earnings and a larger increase in unpaid medical claims liabilities, the reasons for which are noted above.

        Net cash from financing activities decreased from the prior year six months due primarily to cash paid for the repurchase of stock during the first quarter of 2004. The stock was repurchased under a share repurchase program previously approved by our Board of Directors. The program authorized 9.4 million shares to be repurchased and the total remaining common shares we are authorized to repurchase under this program is 1.8 million.

        Projected payments for the Omnicare purchase are $6.0 million in the fourth quarter of 2004 and $6.0 million in the first quarter of 2005.

        Projected capital investments in 2004 of approximately $10 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communication systems.

        Our senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all covenants under the senior notes.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual duration of 2.7 years, as of June 30, 2004. The duration has declined from 3.1 as of December 31, 2003. We have shortened our portfolio duration in anticipation of rising interest rates. We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long–term investments are available–for–sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $799.5 million at June 30, 2004 from $730.5 million at December 31, 2003.

      Health Plans

        Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During the six months ended June 30, 2004, we collected $31.1 million in dividends and $2.6 million for a note repayment from our regulated subsidiaries.

        The majority of states in which we operate health plans have adopted a risk–based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC. Some states in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of June 30, 2004 and December 31, 2003 (in millions, except percentage data).

Statutory Information
(in millions, except percentage data)

	June 30, 2004	December 31 2003
	(estimated)
Capital and surplus	$683.0	$588.6
250% of RBC	374.5	374.5
Excess capital and surplus above 250% of RBC	308.5	214.1
Capital and surplus as a percentage of RBC	456%	393%
Statutory deposits	22.7	23.2

        The increase in capital and surplus for our regulated subsidiaries is a result of income from 2004 offset by dividends paid to the parent company.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $196.5 million and $209.5 million at June 30, 2004 and December 31, 2003, respectively. The decrease in non–regulated cash and investments is primarily a result of stock repurchases made during the first quarter offset by ordinary operating activities and dividends received from our regulated subsidiaries, as mentioned above. During the six months ended June 30, 2004, we did not make any capital contributions to our regulated subsidiaries although we expect to contribute $12.0 million to our Michigan subsidiary in the fourth quarter of 2004 to meet statutory capital requirements.

      Other

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We anticipate spending approximately $2.8 million in 2004, of which approximately $1.3 million will be capitalized, related to improved functionality of our electronic transaction code sets, improved provider identifier standards, and improved security and patient information privacy standards.

        Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs and any other reasonably likely future cash requirements.

      Share Repurchase Program

        Under a share repurchase program previously approved by the Board of Directors, we purchased 2.0 million shares of our common stock during the first quarter of 2004 at an aggregate cost of $84.6 million. There were no shares purchased during the current quarter under this program. The program authorized 9.4 million shares to be repurchased and the total remaining common shares we are authorized to repurchase under this program is 1.8 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

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

Increase (decrease) in fair value of portfolio given an interest rate (decrease) increase of X basis points As of June 30, 2004 (in thousands)
(300)	(200)	(100)	100	200	300

$ 104,710	$ 68,590	$ 34,036	$ (33,529)	$ (66,063)	$ (97,255)

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

        There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through June 30, 2004 may result in the assertion of additional claims.

        Our captive subsidiary provides up to $5 million in professional liability coverage for each single claim and up to $10 million in coverage for each class action claim. The captive professional liability policy has an aggregate limit of $20 million per year. The captive is also co–insured with a commercial carrier for an additional $10 million for professional liability claims made and reported prior to May 1, 2004. For claims made and reported after May 1, 2004, we have chosen to have no co–insurance coverage with a commercial carrier. Additionally, the captive employment practices liability policy provides up to $250,000 per single claim, $10 million per class action claim, and an aggregate policy limit of $10 million. Each year we will re–evaluate the most cost effective method for insuring these types of claims.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against us and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of RICO, conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. In response to the trial court’s order, the defendants filed demands to arbitrate the plaintiffs’ arbitrable claims. The trial court, however, in response to a motion filed by the plaintiffs, entered an order enjoining the defendants from arbitrating those claims. The defendants appealed the trial court’s order and were successful in having the 11th Circuit Court of Appeals overturn the order and dissolve the injunction barring arbitration of the plaintiffs’ arbitrable claims. As a result of the 11th Circuit dissolving the injunction, the defendants have filed a motion with the trial court to stay the Shane lawsuit pending arbitration of the plaintiffs’ arbitrable claims. The trial court has not yet ruled on the defendants’ motion to stay. The trial court however has made the determination that, the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants, including the Company, have appealed the trial court’s decision to the 11th Circuit Court of Appeals. The appeal has been fully briefed and the parties are awaiting a date for oral argument. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to the Company, and we have filed our opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit which has been argued. The appeals court has not yet issued its decision. Subsequent to this appeal, two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although we can not predict the outcome, management believes that the Shane lawsuit and the tag–along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        The following table shows our purchases of our common stock during the quarter ended June 30, 2004 (in thousands, except per share information).

	Total Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares Remaining Under Current Authorization(2)
April 1–30, 2004	1	$ 45.98	--	1,756
May 1–31, 2004	97	$ 45.57	--	1,756
June 1–30, 2004	53	$ 48.20	--	1,756

Totals	151	$ 46.58	--	1,756

(1)	These shares were purchased in exchange for employee payroll taxes on vesting of restricted stock awards and are not part of the publicly announced program.
(2)	These shares are under a program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

ITEM 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Shareholders on June 3, 2004. An aggregate of 78,644,685 shares of Common Stock, or 88.7% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and, accordingly, the meeting was duly constituted. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

                            Proposal One: To elect four Class I Directors to serve until the annual meeting of shareholders in 2007:

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK
NAME	FOR	%	WITHHELD	%
L. Dale Crandall	78,056,579	99.3	588,106	0.7
Robert W. Morey	78,329,442	99.6	315,243	0.4
Elizabeth E. Tallett	77,703,027	98.8	941,658	1.2
Allen F. Wise	78,310,603	99.6	334,082	0.4

                            Proposal Two: To approve the 2004 Incentive Plan.

FOR	49,726,476	71.2%
AGAINST	20,057,298	28.7%
ABSTAIN	87,303	0.1%

                            Proposal Three: Ratification of Ernst & Young, LLP as the Company’s Independent Auditors.

FOR	77,893,828	99.0%
AGAINST	711,615	0.9%
ABSTAIN	39,242	0.1%

ITEM 5: Not Applicable

ITEM 6: Exhibits and Reports on Form 8-K

     (a) Exhibit Listing

Exhibit No.	Description of Exhibit

3.2.3	Amended and Restated Bylaws of Coventry Health Care, Inc.

10.7	Employment Agreement effective as of June 1, 2004, between Bernard J. Mansheim, M.D. and Coventry Health Care, Inc.

10.8	Employment Agreement effective as of August 1, 2004, between Thomas C. Zielinski and Coventry Health Care, Inc.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

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

     (b)     Reports on Form 8-K

        We filed a current report on Form 8–K with the Securities and Exchange Commission on April 19, 2004 regarding Moody’s rating action dated April 14, 2004, upgrading our senior unsecured debt rating to Ba1 from Ba3,.

        We filed a current report on Form 8–K with the Securities and Exchange Commission on April 27, 2004 in connection with a press release regarding our results of operations for the quarter ended March 31, 2004 and our financial condition as of the period then ended.

        We filed a current report on Form 8–K with the Securities and Exchange Commission on May 19, 2004 regarding a definitive acquisition agreement we entered into with OmniCare Health Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: August 4, 2004	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: August 4, 2004	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 4, 2004	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

3.2.3	Amended and Restated Bylaws of Coventry Health Care, Inc.

10.7	Employment Agreement effective as of June 1, 2004, between Bernard J. Mansheim, M.D. and Coventry Health Care, Inc.

10.8	Employment Agreement effective as of August 1, 2004, between Thomas C. Zielinski and Coventry Health Care, Inc.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

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