Form 10-Q
period 2004-09-30
COVENTRY HEALTH CARE INC
filed 2004-11-08
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock $.01 Par Value	89,760,111

COVENTRY HEALTH CARE, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE
(in thousands)

	September 30, 2004	December 31, 2003

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 398,853	$ 253,331
Short-term investments	287,141	101,191
Accounts receivable, net	91,523	89,766
Other receivables, net	52,240	45,335
Deferred income taxes	35,698	36,255
Other current assets	8,670	8,089

Total current assets	874,125	533,967
Long-term investments	949,099	1,051,400
Property and equipment, net	29,917	33,085
Goodwill	281,328	281,183
Other intangible assets, net	26,154	27,447
Other long-term assets	57,171	54,654

Total assets	$ 2,217,794	$ 1,981,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liabilities	$ 597,510	$ 537,340
Other medical liabilities	48,767	59,850
Accounts payable and other accrued liabilities	198,139	183,781
Deferred revenue	72,720	73,909

Total current liabilities	917,136	854,880
Senior notes	170,500	170,500
Other long-term liabilities	26,065	27,358

Total liabilities	1,113,701	1,052,738

Stockholders' equity:
Common stock, $.01 par value; 200,000 authorized
105,700 issued and 89,768 outstanding in 2004
104,797 issued and 90,571 outstanding in 2003	1,057	1,048
Treasury stock, at cost; 15,932 in 2004; 14,226 in 2003	(291,043)	(204,274)
Additional paid-in capital	588,923	565,734
Accumulated other comprehensive income	11,153	17,838
Retained earnings	794,003	548,652

Total stockholders' equity	1,104,093	928,998

Total liabilities and stockholders' equity	$ 2,217,794	$ 1,981,736

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating revenues:
Managed care premiums	$1,302,053	$1,126,594	$3,843,529	$3,244,884
Management services	27,763	23,395	84,260	66,953

Total operating revenues	1,329,816	1,149,989	3,927,789	3,311,837

Operating expenses:
Medical costs	1,043,317	906,756	3,096,860	2,638,031
Selling, general and administrative	154,034	136,859	455,705	397,579
Depreciation and amortization	4,259	4,280	12,921	13,424

Total operating expenses	1,201,610	1,047,895	3,565,486	3,049,034

Operating earnings	128,206	102,094	362,303	262,803
Senior notes interest and amortization expense	3,572	4,126	10,719	11,470
Other income, net	10,809	9,211	32,581	31,115

Earnings before income taxes	135,443	107,179	384,165	282,448
Provision for income taxes	48,421	39,656	138,814	101,991

Net earnings	$ 87,022	$ 67,523	$ 245,351	$ 180,457

Net earnings per share:
Basic earnings per share	$ 0.99	$ 0.76	$ 2.79	$ 2.05

Diluted earnings per share	$ 0.96	$ 0.74	$ 2.71	$ 1.99

Weighted average common shares outstanding:
Basic	88,344	88,595	87,954	87,824
Effect of dilutive options, warrants and restricted stock	2,309	2,635	2,573	2,617

Diluted	90,653	91,230	90,527	90,441

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003

Net cash from operating activities	$ 347,318	$ 238,006

Cash flows from investing activities:
Capital expenditures, net	(7,812)	(6,921)
Proceeds from sales of investments	248,296	364,493
Proceeds from maturities of investments	161,033	15,138
Purchases of investments	(514,489)	(449,069)
Payments for acquisitions, net of cash acquired	(975)	(60,473)

Net cash from investing activities	(113,947)	(136,832)

Cash flows from financing activities:
Proceeds from issuance of stock	8,886	11,851
Payments for repurchase of stock	(96,602)	(6,049)
Payments for repurchase of senior notes	--	(4,916)
Payments for fractional shares from stock split	(133)	--

Net cash from financing activities	(87,849)	886

Net change in cash and cash equivalents	145,522	102,060
Cash and cash equivalents at beginning of period	253,331	186,768

Cash and cash equivalents at end of period	$ 398,853	$ 288,828

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings, as reported	$ 87,022	$ 67,523	$ 245,351	$ 180,457

Add: Stock-based employee
compensation expense included in reported
net earnings, net of tax	2,828	1,776	6,786	4,351

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for all
awards, net of tax	(5,780)	(3,335)	(12,549)	(7,825)

Net earnings, pro-forma	$ 84,070	$ 65,964	$ 239,588	$ 176,983

EPS, basic - as reported	$ 0.99	$ 0.76	$ 2.79	$ 2.05

EPS, basic - pro-forma	$ 0.95	$ 0.74	$ 2.72	$ 2.01

EPS, diluted - as reported	$ 0.96	$ 0.74	$ 2.71	$ 1.99

EPS, diluted - pro-forma	$ 0.93	$ 0.72	$ 2.65	$ 1.96

C.    SENIOR NOTES

         The Company’s senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the senior notes.

D.     CONTINGENCIES

         In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2004 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that the Company believes are appropriate, with varying deductibles for which the Company maintains reserves. The professional liability and employment practices liability insurances are carried through the Company’s captive subsidiary.

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

         Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. Coventry has filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in the Company’s physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. In response to the trial court’s order, the defendants filed demands to arbitrate the plaintiffs’ arbitrable claims. The trial court, however, in response to a motion filed by the plaintiffs, entered an order enjoining the defendants from arbitrating those claims. The 11th Circuit Court of Appeals overturned the trial court’s order and dissolved the injunction barring arbitration of the plaintiffs’ arbitrable claims. The trial court however has ordered that the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants, including Coventry, have appealed the trial court’s order to the 11th Circuit Court of Appeals. The appeal has been fully briefed and argued and the parties are awaiting the decision. The Court of Appeals has stayed the Shane lawsuit pending its decision. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and Coventry has filed their opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The Court of Appeals also suggested to the trial court that it reconsider the various subclasses it had certified. Two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although the Company can not predict the outcome, management believes that the Shane lawsuit and tag–along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted against the Company in these lawsuits are without merit, and the Company intends to defend its position.

E.     RESTRICTED STOCK AWARDS

         The Company awarded 27,000 shares of restricted stock in the third quarter of 2004 and 545,500 during the nine months ended September 30, 2004, of which 518,500 shares are subject to certain performance criteria. The weighted average fair value, at the measurement date, of the restricted stock awards was $53.15. The fair value of the restricted shares is amortized over various vesting periods through September 2008. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods of approximately $4.6 million and $2.8 million for the quarters ended September 30, 2004 and 2003, respectively, and $10.9 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively. The deferred portion of the restricted stock as reported as a reduction to additional paid in capital is $41.3 million at September 30, 2004 and $23.4 million at December 31, 2003.

F.     SHARE REPURCHASE PROGRAM

         Under a share repurchase program previously approved by the Board of Directors, the Company purchased 2.0 million shares of the Company’s common stock during the nine months ended September 30, 2004 at an aggregate cost of $84.6 million. There were no shares repurchased during the current quarter under this program. The program authorized the repurchase of 9.4 million shares, of which 1.8 million remain still to be repurchased. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not considered part of the program.

G.     SEGMENT INFORMATION

         The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Quarters Ended September 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2004
Revenues	$1,015,184	$142,761	$144,108	$1,302,053
Medical costs	809,630	110,631	123,056	1,043,317

Gross margin	$ 205,554	$ 32,130	$ 21,052	$ 258,736
MLR	79.8%	77.5%	85.4%	80.1%

2003
Revenues	$ 872,056	$120,794	$133,744	$1,126,594
Medical costs	696,467	97,238	113,051	906,756

Gross margin	$ 175,589	$ 23,556	$ 20,693	$ 219,838
MLR	79.9%	80.5%	84.5%	80.5%

	Nine Months Ended September 30,
	(in thousands)

	Commercial	Medicare	Medicaid	Total

2004
Revenues	$2,997,397	$419,189	$426,943	$3,843,529
Medical costs	2,378,663	348,726	369,471	3,096,860

Gross margin	$ 618,734	$ 70,463	$ 57,472	$ 746,669
MLR	79.4%	83.2%	86.5%	80.6%

2003
Revenues	$2,496,041	$358,315	$390,528	$3,244,884
Medical costs	2,003,630	295,258	339,143	2,638,031

Gross margin	$ 492,411	$ 63,057	$ 51,385	$ 606,853
MLR	80.3%	82.4%	86.8%	81.3%

H.     COMPREHENSIVE INCOME

         Comprehensive income for the quarters and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings	$ 87,022	$ 67,523	$ 245,351	$ 180,457

Other comprehensive gain:
Holding gain (loss):	12,047	(9,479)	(10,768)	(195)
Reclassification adjustment	26	102	(191)	(493)

Sub-total	12,073	(9,377)	(10,959)	(688)
Tax (provision) benefit	(4,708)	3,329	4,274	244

Comprehensive income	$ 94,387	$ 61,475	$ 238,666	$ 180,013

I.     SUBSEQUENT EVENTS

         Effective October 1, 2004, the Company completed its purchase of certain assets of OmniCare Health Plan (“OmniCare”), in Detroit, Michigan. Assets purchased include rights to enroll approximately 63,000 Medicaid risk members. The purchase price will be allocated to identifiable assets based on estimated fair values. The purchase price is based on members that enroll with Coventry as of January 1, 2005. Projected payments are $6.2 million in the fourth quarter of 2004 and $6.2 million in the first quarter of 2005.

         On October 14, 2004, the Company announced that it had signed a definitive agreement to acquire First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. Pursuant to the agreement, each outstanding share of First Health common stock will be converted into and represent the right to receive 0.1791 shares of the Company’s common stock and $9.375 in cash. Based on the closing price of Coventry’s shares on October 13, 2004, the indicated combined per share consideration for each outstanding share of First Health common stock amounts to a total indicated purchase price of approximately $1.8 billion. The agreement has been approved by the Boards of Directors of the Company and First Health. The transaction is expected to close in the first quarter of 2005 and is subject to the approval of a majority of First Health’s shareholders, regulatory approvals and other customary conditions.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarters and Nine Months Ended September 30, 2004 and 2003

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

         The following discussion and analysis relates to our financial condition and results of operations for the quarters ended and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2003, including the critical accounting policies discussed therein.

Highlights of Third Quarter 2004 Performance

wMembership increased 4.0% over the prior year quarter.
wRevenue increased 15.6% over the prior year quarter.
wMedical loss ratio of 80.1% improved 40 basis points over the prior year quarter.
wSelling, general and administrative expenses were 11.6% of operating revenue, a 30 basis point improvement over the prior year quarter.
wOperating margin of 9.6% improved 70 basis points over the prior year quarter.
wDiluted earnings per share increased 29.7% over the prior year quarter.

Stock split

         On December 23, 2003, our Board of Directors approved a three–for–two stock split of our common stock, effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in per share data for all periods presented.

Subsequent Acquisitions

         Effective October 1, 2004, we completed our purchase of certain assets of OmniCare Health Plan (“OmniCare”), in Detroit, Michigan. Assets purchased include rights to enroll approximately 63,000 Medicaid risk members. The purchase price will be allocated to identifiable assets based on estimated fair values. The purchase price is based on members that enroll with us through January 1, 2005. Projected payments are $6.2 million in the fourth quarter of 2004 and $6.2 million in the first quarter of 2005.

         On October 14, 2004, we announced that we had signed a definitive agreement to acquire First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. Pursuant to the agreement, each outstanding share of First Health common stock will be converted into and represent the right to receive 0.1791 shares of the Company’s common stock and $9.375 in cash. Based on the closing price of the Company’s shares on October 13, 2004, the indicated combined per share consideration for each outstanding share of First Health common stock amounts to a total indicated purchase price of approximately $1.8 billion. The agreement has been approved by our Board of Directors and the Board of Directors of First Health. The transaction is expected to close in the first quarter of 2005 and is subject to the approval of a majority of First Health’s shareholders, regulatory approvals and other customary conditions.

Membership

         The following tables present our membership as of September 30, 2004 and 2003 (amounts in thousands).

September 30, 2004

Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	50	--	2	52	51	103
Georgia	40	--	--	40	36	76
Illinois	74	--	--	74	13	87
Iowa	49	--	5	54	12	66
Kansas	148	14	--	162	48	210
Louisiana	73	--	--	73	3	76
Missouri	196	18	185	399	96	495
Nebraska	45	--	--	45	5	50
North Carolina	68	--	12	80	40	120
Pennsylvania	467	33	94	594	142	736
Utah	119	--	--	119	65	184
Virginia	108	--	15	123	43	166
West Virginia	50	3	20	73	4	77

Total	1,487	68	333	1,888	558	2,446

September 30, 2003

Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	50	--	--	50	51	101
Georgia	46	--	--	46	31	77
Illinois	75	--	--	75	--	75
Iowa	76	--	3	79	15	94
Kansas	163	15	--	178	52	230
Louisiana	73	--	--	73	--	73
Missouri	173	16	187	376	85	461
Nebraska	41	--	--	41	6	47
North Carolina	66	--	12	78	40	118
Pennsylvania	455	30	83	568	112	680
Utah	117	--	--	117	51	168
Virginia	100	--	14	114	40	154
West Virginia	51	3	16	70	5	75

Total	1,486	64	315	1,865	488	2,353

         Total membership, excluding network rental membership of 574,000, increased by 4% from the prior year third quarter. Non–risk membership increased 15% from the prior year third quarter. The large increase in non–risk membership was influenced by three large groups changing from a risk product to a non–risk product effective January 1, 2004. We expect organic membership growth to be 3-5% for the full year.

         Network rental membership has declined from the prior year quarter of 719,000 due primarily to one group. The revenue associated with this group was insignificant.

         In January 2005, we expect to lose a large insured account of approximately 25,000 members to an administrative services only (“ASO”) bid and a large existing ASO account of approximately 20,000 members to another third party administrator. Because of the loss of this membership, we expect that organic growth is likely to be negative in January but net positive for all of 2005.

Results of Operations

         The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2004 and 2003.

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Summary Results (in thousands, except EPS)
Total operating revenues	$1,329,816	$1,149,989	15.6%	$3,927,789	$3,311,837	18.6%
Operating earnings	$ 128,206	$ 102,094	25.6%	$ 362,303	$ 262,803	37.9%
Net earnings	$ 87,022	$ 67,523	28.9%	$ 245,351	$ 180,457	36.0%
Diluted earnings per share	$ 0.96	$ 0.74	29.7%	$ 2.71	$ 1.99	36.2%
Managed Care Premium Yields (per member per month):
Commercial	$ 228.36	$ 208.30	9.6%	$ 225.00	$ 204.73	9.9%
Medicare	$ 698.82	$ 630.56	10.8%	$ 691.96	$ 628.61	10.1%
Medicaid	$ 143.87	$ 141.33	1.8%	$ 141.99	$ 140.24	1.2%
Medical Costs (per member per month):
Commercial	$ 182.12	$ 166.36	9.5%	$ 178.56	$ 164.34	8.7%
Medicare	$ 541.55	$ 507.59	6.7%	$ 575.65	$ 517.98	11.1%
Medicaid	$ 122.86	$ 119.46	2.8%	$ 122.88	$ 121.78	0.9%
Medical Loss Ratios:
Commercial	79.8%	79.9%	(0.1%)	79.4%	80.3%	(0.9%)
Medicare	77.5%	80.5%	(3.0%)	83.2%	82.4%	0.8%
Medicaid	85.4%	84.5%	0.9%	86.5%	86.8%	(0.3%)

Total	80.1%	80.5%	(0.4%)	80.6%	81.3%	(0.7%)

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.6%	11.9%	(0.3%)	11.6%	12.0%	(0.4%)
Days in medical claims liabilities	52.7	55.8	(3.1)
Days in other medical liabilities	4.3	6.1	(1.8)

Quarters Ended September 30, 2004 and 2003

         Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. We achieved commercial rate increases in excess of 11.5% on third quarter renewals representing approximately 18% of commercial risk membership. As noted above, the commercial yield PMPM increased 9.6%, but excluding the Altius acquisition the increase was 11.1%. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings and as a result of the Medicare Modernization Act. The rate increases from the Medicare Modernization Act were for enhanced member benefits and/or network access and thus will not affect profitability. The acquisition of Altius effective September 1, 2003 resulted in an increase in managed care premium revenue of $43.6 million over the prior year quarter.

         Management services revenue increased due to the increase in non–risk membership discussed earlier.

         Medical costs expense has increased due to medical trend, organic growth and acquisitions. However, total medical expense as a percentage of premium revenue has improved by 0.4% over the prior year quarter. This favorable change was attributable to both our Medicare and commercial business. The unusually strong Medicare results were due to lower in-patient days in some of our markets and improved revenue beginning in July due to favorable changes to our risk adjusters. This business is relatively small and normal fluctuations can occur routinely. The favorable commercial results are a result of premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, excluding Altius and net of benefit buy downs, was 11.0%. The Medicaid medical loss ratio deteriorated over the prior year quarter as a result of increased utilization in Missouri, our largest Medicaid market. Days in total medical claims liabilities decreased from the prior year quarter due primarily to faster claim receipts and continually improved processing cycle times.

         Selling, general and administrative expense increased primarily due to normal operating costs of recent acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003 and 2004, and incremental salary expense related to our organic membership growth. Selling, general and administrative expense as a percentage of revenue has improved as a result of continuing revenue growth and success in controlling customer service costs.

         Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate decreased to 35.8% in the third quarter of 2004 from 37.0% in 2003. We expect a full year 2004 tax rate between 35.8% and 36.2%.

Nine Months Ended September 30, 2004 and 2003

         Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. Medicare yields increased 10.1% on a PMPM basis as a result of the rate increases from the annual Adjusted Community Rating filings and as a result of the Medicare Modernization Act. The rate increases from the Medicare Modernization Act were for enhanced member benefits and/or network access and thus will not affect profitability. The acquisition of Altius effective September 1, 2003 resulted in an increase in managed care premium revenue of $165.0 million over the prior year nine months.

         Management services revenue increased due to the increase in non–risk membership discussed earlier.

         Medical costs expense has increased due to medical trend, acquisitions and organic growth. However, total medical expense as a percentage of premium revenue has improved by 0.7% over the prior year nine months. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, excluding Altius and net of benefit buy downs, was 10.2%. Our Medicare business medical loss ratio deteriorated compared to the prior year nine months as a result of unusually high medical utilization in the first quarter of 2004. The deterioration was partially offset by the increase in premium yields discussed above. Our Medicaid medical loss ratio improved as a result of rate increases across our markets and as a result of much improved performance in our Virginia market. The Virginia market benefited from lower utilization, lower drug costs and favorable provider contract renegotiations.

         Selling, general and administrative expense increased primarily due to normal operating costs of recent acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual salary increases, additional amortization expense related to restricted shares of common stock granted in 2003 and 2004, and incremental salary expense related to our organic membership growth. Selling, general and administrative expenses as a percentage of revenue have improved as a result of continuing revenue growth and success in controlling customer service costs.

         Our provision for income taxes increased due to an increase in earnings. The effective tax rate remained flat at 36.1%.

Liquidity and Capital Resources

      Consolidated

         Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $23.2 million restricted under state regulations, increased $229.2 million to $1.6 billion at September 30, 2004 from December 31, 2003.

         We have classified all of our investments as available–for–sale. Our investments at September 30, 2004 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized Cost	Fair Value
As of September 30, 2004
Maturities:
Within 1 year	$ 347,005	$ 347,167
1 to 5 years	473,007	480,815
5 to 10 years	248,960	255,691
Over 10 years	148,984	152,567

Total short–term and long–term securities	$1,217,956	$1,236,240

         Net cash from operating activities is primarily driven by net earnings and an increase in certain liabilities. The medical claims liabilities increased during the nine months ended September 30, 2004 due to claim inventories being unusually low at December 31, 2003. Additionally, accounts payable and other accrued liabilities for the nine months increased primarily as a result of tax payments being less than the tax provision. Cash flow from operating activities has improved over the prior year quarter primarily as a result of higher earnings and a larger increase in medical claims liabilities during the nine months ended September 30, 2004 than over the same period of 2003.

         Net cash from financing activities decreased from the prior year nine months due primarily to cash paid for the repurchase of stock during the first quarter of 2004. The stock was repurchased under a share repurchase program previously approved by our Board of Directors. The program authorized 9.4 million shares to be repurchased and the total remaining common shares we are authorized to repurchase under this program is 1.8 million.

         Projected cash payments for the OmniCare purchase are $6.2 million in the fourth quarter of 2004 and $6.2 million in the first quarter of 2005.

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

         Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AAA” and an average contractual duration of 2.6 years, as of September 30, 2004. We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long–term investments are available–for–sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long–term investments available–for–sale less current liabilities increased to $906.1 million at September 30, 2004 from $730.5 million at December 31, 2003.

      Health Plans

         Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During the nine months ended September 30, 2004, we collected $158.6 million in dividends and $12.6 million for note repayments from our regulated subsidiaries.

         The majority of states in which we operate health plans have adopted a risk–based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of September 30, 2004 and December 31, 2003 (in millions, except percentage data). The RBC threshold for September 30, 2004 has been estimated as we are not required to update this calculation except on an annual basis. This calculation was based on December 31, 2003 data and when it is recalculated at December 31, 2004 it is likely to increase.

	September 30, 2004	December 31 2003
Regulated Capital and surplus	$617.6(a)	$588.6
300% of RBC	449.4	449.4
Excess capital and surplus above 300% of RBC	168.2	139.2
Capital and surplus as a percentage of RBC	412%	393%
Statutory deposits	23.2	23.2

(a) estimated

         The increase in capital and surplus for our regulated subsidiaries is a result of income from 2004 offset by dividends paid to the parent company.

         Excluding funds held by entities subject to regulation, we had cash and investments of approximately $339.7 million and $209.5 million at September 30, 2004 and December 31, 2003, respectively. The increase in non–regulated cash and investments is primarily a result of dividends received from our regulated subsidiaries, as mentioned above, and ordinary operating activities offset by stock repurchases made during the first quarter. During the nine months ended September 30, 2004, we made a capital contribution of $15 million to our newly formed Michigan subsidiary to meet statutory capital requirements.

      Other

         The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We anticipate spending approximately $2.0 million in 2004, of which approximately $1.0 million will be capitalized, related to improved functionality of our electronic transaction code sets, improved provider identifier standards, and improved security and patient information privacy standards.

         Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs and any other reasonably likely future cash requirements.

      Share Repurchase Program

         Under a share repurchase program previously approved by the Board of Directors, we purchased 2.0 million shares of our common stock during the nine months ended September 30, 2004 at an aggregate cost of $84.6 million. There were no shares purchased during the current quarter under this program. The program authorized 9.4 million shares to be repurchased and the total remaining common shares we are authorized to repurchase under this program is 1.8 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

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

Increase (decrease) in fair value of portfolio given an interest rate (decrease) increase of X basis points As of September 30, 2004 (in thousands)
(300)	(200)	(100)	100	200	300

$ 97,308	$ 63,515	$ 31,417	$ (31,325)	$ (62,108)	$ (91,874)

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

         There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

         In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through September 30, 2004 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

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

         We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”) No. 1334, styled in re: Humana, Inc., Charles B. Shane, MD, et al. vs. Humana, Inc., et al. This action was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. In its fourth amended complaint, the plaintiffs have alleged violations of the federal racketeering act, Racketeer Influenced and Corrupt Organizations (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these RICO claims, the complaint includes counts for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. We have filed a motion to dismiss each of these claims because they fail to state a cause of action or, in the alternative, to compel arbitration pursuant to the arbitration provisions which exist in our physician contracts. In response to the motion to dismiss, the trial court dismissed several of the claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit all of their claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. In response to the trial court’s order, the defendants filed demands to arbitrate the plaintiffs’ arbitrable claims. The trial court, however, in response to a motion filed by the plaintiffs, entered an order enjoining the defendants from arbitrating those claims. The 11th Circuit Court of Appeals overturned the trial court’s order and dissolved the injunction barring arbitration of the plaintiffs’ arbitrable claims. The trial court however has ordered that the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants, including Coventry, have appealed the trial court’s order to the 11th Circuit Court of Appeals. The appeal has been fully briefed and argued and the parties are awaiting the decision. The Court of Appeals has stayed the Shane lawsuit pending its decision. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify a class as to Coventry, and we have filed their opposition to that motion. The trial court has not yet issued a ruling on the motion. The defendants who were subject to the certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The Court of Appeals also suggested to the trial court that it reconsider the various subclasses it had certified. Two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag–along” actions to Shane. The court has entered an order which stays all proceedings in the tag–along actions until all pre–trial proceedings in Shane have been concluded. Although we can not predict the outcome, management believes that the Shane lawsuit and tag–along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted against us in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

         The following table shows our purchases of our common stock during the quarter ended September 30, 2004 (in thousands, except per share information).

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program(2)
July 1–31, 2004	100	$ 47.72	--	1,756
August 1–31, 2004	5	$ 50.81	--	1,756
September 1–30, 2004	--	$ 51.76	--	1,756

Totals	105	$ 50.10	--	1,756

(1)	These shares were purchased in exchange for employee payroll taxes on vesting of restricted stock awards and are not part of the publicly announced program.
(2)	These shares are under a program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

ITEM 3, 4 and 5: Not Applicable

ITEM 6: Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes–Oxley Act of 2002 made by Allen F. Wise, President, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: November 8, 2004	By: /s/ Allen F. Wise

Allen F. Wise
President, Chief Executive Officer and Director

Date: November 8, 2004	By: /s/ Dale B. Wolf

Dale B. Wolf
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 8, 2004	By: /s/ John J. Ruhlmann

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