Form 10-K
period 2004-12-31
COVENTRY HEALTH CARE INC
filed 2005-03-16
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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
Common Stock, $.01 par value
Common Stock purchase rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b - 2) Yes ☑ No ☐

        The aggregate market value of the registrant’s voting Common Stock held by non - affiliates of the registrant as of June 30, 2004 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $4,381,325,720.

        As of February 28, 2005, there were 107,006,167 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.
FORM 10-K

Page
PART I

Item 1: Business	3

Item 2: Properties	15

Item 3: Legal Proceedings	15

Item 4: Submission of Matters to a Vote of Security Holders	15

PART II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15

Item 6: Selected Financial Data	17

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A: Quantitative and Qualitative Disclosures About Market Risk	39

Item 8: Financial Statements and Supplementary Data	41

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

Item 9a: Controls and Procedures	64

Item 9b: Other Information	66

PART III

Item 10: Directors and Executive Officers of the Registrant	66

Item 11: Executive Compensation	66

Item 12: Security Ownership of Certain Beneficial Owners and Management	66

Item 13: Certain Relationships and Related Transactions	66

Item 14: Principal Accountant Fees and Services	66

PART IV

Item 15: Exhibits, Financial Statement Schedules	67

SIGNATURES	68
INDEX TO EXHIBITS	70
Ex - 10.11 Summary of Named Executive Officer Compensation
Ex - 10.17 Coventry Health Care, Inc. 2004 Incentive Plan, effective June 3, 2005
Ex - 10.18 Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement
Ex - 10.19 Form of Coventry Health Care, Inc. Restricted Stock Award Agreement
Ex - 10.26 2004 Mid-Term Executive Retention Program
Ex - 10.31 Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan
Ex - 21 Subsidiaries of the Registrant
Ex - 23 Consent of Ernst & Young LLP
Ex - 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Ex - 32.1 Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

PART I

Cautionary Statement Regarding Forward-Looking Statements

        This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2004 and exclude First Health Group Corp (“First Health”).

        These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, unanticipated revenue short falls in recently acquired companies, price restrictions under Medicaid and Medicare, problems in integrating or realizing efficiencies in acquired companies, issues related to product marketing and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to the inability in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates, issues relating to our recent acquisition of First Health, and litigation risk.

Item 1: Business

General

        We are a leading publicly traded managed health care company with 2.5 million members as of December 31, 2004. We operate a diversified portfolio of local market health plans serving 15 markets, primarily in the Mid-Atlantic, Midwest and Southeast United States. Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, SouthCare, Southern Health and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas.

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

        We offer a broad range of managed care products to a broad cross-section of employers including federal, state, and local governments. In addition, in selected markets, we participate in Medicaid and Medicare Advantage programs. Our products include traditional health maintenance organization (HMO) products, preferred provider organizations (PPOs) and point of service products (POS). We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs, as well as on a self-funded basis where we perform administrative services only for a fee and the customer assumes the risk for all medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (HRAs) and health savings accounts (HSAs). Our Medicare Advantage and Medicaid products are risk products.

        In late January 2005, we acquired First Health Group Corp, which operates one of the largest national preferred provider organization networks and is a major national provider of non risk administrative and medical management services to commercial, governmental and third party payor customers.

Products

        Commercial Risk

        Our health plans and insurance companies offer employer groups a full range of commercial risk products, including HMO, PPO and POS products. We design our products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which we operate. We had 1.5 million commercial risk members as of December 31, 2004 that accounted for $4.0 billion of revenue in 2004.

        Our products vary with respect to the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

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

Preferred Provider Organizations and Point of Service

        Our risk-based PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and allow members to use providers that do not participate in our managed care networks. If a member chooses a non-participating provider, deductibles, co-payments and other out-of-pocket costs to the member generally are higher than if the member chooses a participating provider. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

        Medicare Advantage

        As of December 31, 2004, we operated three Medicare Advantage (“Medicare”) HMOs in four states covering 65,000 members. We also operated four Medicare demonstration PPOs in six states covering 4,000 members. These demonstrations will continue through 2005. In addition, we managed one Medicare alternative payment demonstration HMO in two states covering 3,000 members, for which we assumed no underwriting risk. This demonstration terminated on December 31, 2004. The Medicare Advantage line of business accounted for $564.8 million of revenue in 2004.

        Under the Medicare contracts, we receive a county-specific fixed premium per member per month (“PMPM”) from the Centers for Medicare and Medicaid Services (“CMS”). In 2004, 70% of this premium was based on certain demographic adjusters of the Medicare population and 30% reflected individually determined health risk adjusters. In 2005, 2006 and 2007, fifty, seventy-five and one hundred percent, respectively, of the CMS premium will be based on individually determined health risk adjusters. The average increase of the CMS rates for Coventry service area counties in 2004 was 3.2%. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided for an additional 4.5% increase to the CMS premium for 2004. The additional revenue was applied to reducing member cost sharing, increasing benefits and/or provider stabilization as required by law. An additional 3% revenue increase was the result of changes in risk scores and the change in the blend from 10% to 30%. These increases resulted in a total average increase in 2004 for all of our markets of 10.7%. In the HMO alternative payment demonstration, we provide only administrative services to an employer retiree account for a fixed administrative fee with 10% of that fee at risk as part of an agreement among CMS, the employer and Coventry. PPO products in all markets benefit from a risk sharing arrangement with CMS.

        Medicaid

        We offer health care coverage to Medicaid recipients in eight states which, as of December 31, 2004, covered 397,000 members and accounted for $609.6 million of revenue in 2004. The Medicaid Management Care agreement is a contract with each individual state. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of the Medicaid members are in the Michigan, Missouri and Pennsylvania markets, representing 86.7% of our total Medicaid membership.

        Financial Information

        Required financial information related to our business segments is set forth in Note N of our consolidated financial statements.

        Management Services

        We offer management services and access to our provider networks to employers that self-insure their employee health benefits. The management services we provide typically include network management, claims processing, utilization review and quality assurance. For our management services, we receive a fixed fee for the access to our provider networks and the management services we provide and assume no underwriting risk. As of December 31, 2004, we had approximately 560,000 non-risk members.

        We offer a product to third-party payors under which we provide access to our provider networks for members of self-insured employers, as well as the benefits of our provider pricing arrangements, claims repricing and utilization review services. We do not assume underwriting risk for these services.

        These management services accounted for $113.4 million of revenue for the year ended December 31, 2004.

Markets

        The geographic markets in which we operate are described as follows:

  Delaware — commercial products in Delaware and eastern Maryland; Medicaid products in the Baltimore metropolitan area and northeast Maryland counties.
  Georgia — commercial products in the Atlanta metropolitan area.
  Illinois — commercial products, primarily in the Central, Western (exclusive of the Chicago Metropolitan area) and Southern areas.
  Iowa — commercial products to members primarily in the Des Moines metropolitan area with additional networks in Sioux City, Waterloo and rural Iowa; and Medicaid products in the Waterloo area.
  Kansas — commercial and Medicare products in the Kansas City and Wichita metropolitan areas, including portions of Western Missouri.
  Louisiana — commercial products, primarily in the New Orleans and Baton Rouge metropolitan areas.
  Michigan — Medicaid products in Wayne County, Michigan.
  Missouri— commercial and Medicare products to members in the St. Louis metropolitan area, including portions of Southern Illinois; Medicaid products also in the St. Louis metropolitan area and Central and Western Missouri.
  Nebraska — commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska.
  North Carolina — commercial and Medicaid products primarily in the Charlotte and Raleigh — Durham metropolitan areas.
  Pennsylvania — commercial products primarily in Harrisburg and the State College metropolitan areas comprising the Central Eastern Pennsylvania market; commercial products in the Philadelphia metropolitan area comprising the Eastern Pennsylvania market; commercial products in Pittsburgh, and portions of Eastern Ohio comprising the Western Pennsylvania market; Medicaid products in the Harrisburg metropolitan area; and Medicare in the Pittsburgh and State College metropolitan areas.
  Utah — commercial products primarily in the Ogden, Salt Lake City and Provo metropolitan areas.
  Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
  West Virginia — commercial, Medicaid and Medicare products to a service area covering a majority of the state’s population.

Membership

        The following tables show the total number of members as of December 31, 2004 and 2003 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2004	2003	Change
Membership by market:
Delaware	102	104	(1.9%)
Georgia	73	80	(8.8%)
Illinois	87	75	16.0%
Iowa	66	96	(31.3%)
Kansas	209	222	(5.9%)
Louisiana	76	73	4.1%
Michigan	62	0	--
Missouri	495	470	5.3%
Nebraska	50	48	4.2%
North Carolina	119	118	0.8%
Pennsylvania	740	694	6.6%
Utah	187	169	10.7%
Virginia	169	155	9.0%
West Virginia	74	79	(6.3%)

Total membership	2,509	2,383	5.3%

	December 31,		Percent
	2004	2003	Change
Risk membership:
Commercial	1,483	1,510	(1.8%)
Medicare	69	65	6.2%
Medicaid	397	324	22.5%

Total risk membership	1,949	1,899	2.6%
Non-risk membership	560	484	15.7%

Total membership	2,509	2,383	5.3%

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

        We have capitation arrangements for certain ancillary health care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 7.1%, 9.9%, and 8.9% of our total medical costs for the years ended December 31, 2004, 2003 and 2002, respectively. Membership associated with global capitation arrangements was approximately 127,000, 145,000 and 116,000 as of December 31, 2004, 2003 and 2002, respectively. We consider the risk associated with these arrangements to be insignificant.

        Most contracted primary care and specialist physicians are compensated under a discounted fee-for-service arrangement. The majority of our contracts with hospitals provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service, a per case basis or in some instances a discount from charges basis. We pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a network of pharmacies in the markets in which we operate at discounted rates.

Medical Management

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and to assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate office monitors the medical management policies of our health plans and assists our health plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment.

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

Information Technology

        We believe that integrated and reliable information technology systems are critical to our success. We have implemented advanced information systems to improve the operating efficiency of our health plans, support medical management, underwriting and quality assurance decisions and effectively service our employer customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our commercial, government and non-risk business, including enrollment, provider referrals, claims processing and premium billing.

        We have dedicated in-house teams providing infrastructure and application support services to our members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rates, marketing and contracting functions. Our centralized data center processes approximately 21 million claims annually. We have dedicated in-house teams that convert acquired health plans to our information systems as soon as possible following the closing of the acquisition.

        Approximately 65% of all claim transactions are processed via electronic data interface which supports our ability to auto adjudicate 80% of all claims.

        The Health Insurance Portability and Accountability Act (“HIPAA”) of 1996 imposed new requirements relating to the standardization of electronic healthcare transactions, privacy and security. Dedicated HIPAA project teams, along with a senior management steering committee, have been created to ensure that we have satisfied all applicable requirements. The HIPAA projects for privacy and for transaction and code sets were delivered on schedule by the mandatory compliance dates. We are continuing to work on HIPAA security and expect to complete all remaining security required enhancements to our systems and business processes by the mandatory compliance date.

Marketing

        Our health plans market commercial HMO, POS and PPO products to employer group purchasers in our local markets on both a fully insured and self-funded basis. Among small and medium size employers, our commercial products are most commonly offered on an exclusive basis. In the large group segment, our products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay a large part of their employees’ health care premiums, although we have witnessed a trend toward a growing portion of that cost being assumed by employees. Typically our employer group contracts are renewed annually.

        To respond to market demand, our health plans have expanded the number of lower cost product options made available to employee group purchasers. These include our FlexChoice products, a family of products whereby the employer bears a substantially greater proportion of healthcare costs through mechanisms such as health reimbursement accounts. In addition, we offered Health Savings Accounts, which are tax-advantage employee savings accounts for healthcare expenses, in most markets effective January 2005.

        We maintain an active presence in the communities served by our health plans through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in these communities. We market our managed care products and services through our own sales staff and a network of several thousand independent brokers and agents. Our local direct sales staff and independent brokers and agents market our health plans, seeking to attract new employer customers and members and retain our existing employer customers and members. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

        Our direct sales staff and independent brokers and agents typically market our managed care products and services to employers in a two-step process in which presentations are made first to employers to secure contracts to provide health benefits. In most instances, our sales are made on a complete replacement basis. If we are co-existing in an employer account with another carrier, our direct sales staff will then be involved in the solicitation of members from the employee base during periodic open enrollments during which employees are permitted to change health care programs. In some markets, we use workplace presentations, direct mail and radio and television advertisements to market to prospective members.

        Our Medicaid products are marketed to Medicaid recipients by state Medicaid authorities. We market our Medicare products to both individuals and retirees of employer groups that provide benefits to retirees through television, radio, newspaper and billboard advertising and direct mail. Our Medicaid and Medicare contracts are renewable annually. Medicare enrollees may disenroll monthly. Medicaid enrollees may disenroll monthly or annually, depending on the jurisdiction.

Significant Customers

        Our commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. We received 10.9%, 10.8% and 12.3% of our managed care premiums for the years ended December 31, 2004, 2003 and 2002, respectively, from the Federal Medicare program throughout our various markets. We also received 11.7%, 11.8% and 13.1% of our managed care premiums for the years ended December 31, 2004, 2003 and 2002, respectively, from our state-sponsored Medicaid programs throughout our various markets. In 2004, the State of Missouri accounted for over half our Medicaid premiums.

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

Corporate Governance

        Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer, Chief Financial Officer, Controller and our employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters can be accessed on our website at www.coventryhealth.com or may be requested by writing to the following address: Coventry Health Care, Inc., Attn: Corporate Secretary, 6705 Rockledge Drive, Suite 900, Bethesda, Maryland, 20817.

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

        State Regulation

        The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance companies and HMO subsidiaries. One of our insurance company subsidiaries, Coventry Health and Life Insurance Company (“CH&L”), offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not currently offer traditional health indemnity insurance.

        Our regulated subsidiaries are required by state law to file periodic reports and to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends to the parent or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. Our HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Most states impose requirements regarding the prompt payment of claims and several states permit “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our costs of assembling and administering provider networks.

        We also are subject to the insurance holding company regulations in the states in which our regulated subsidiaries operate. These laws and associated regulations generally require registration with the state department of insurance and the filing of reports describing capital structure, ownership, financial condition, certain inter-company transactions and business operations. Most state insurance holding company laws and regulations require prior regulatory approval or, in some states, prior notice, of acquisitions or similar transactions involving regulated companies, and of certain transactions between regulated companies and their parents. In connection with obtaining regulatory approvals of acquisitions, we may be required to agree to maintain capital of regulated subsidiaries at specified levels, to guarantee the solvency of such subsidiaries or to other conditions. Generally, our regulated subsidiaries are limited in their ability to pay dividends to their parent due to the requirements of state regulatory agencies that the subsidiaries maintain certain minimum capital balances.

        Most states now impose risk-based or other net worth-based capital requirements on our regulated entities. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information.

        Federal Regulation

Health Insurance Portability and Accountability Act of 1996

        The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes requirements relating to a variety of issues that affect the Company’s business, including the privacy and security of medical information, limits on exclusions based on preexisting conditions for certain plans, guaranteed renewability of health care coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform health care provider, payor and employer identifiers. Various agencies of the federal government have issued regulations to implement certain sections of HIPAA.

        For example, the Department of Health and Human Services issued a final rule that establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. We are compliant with the electronic data standards established by the final rule.

        Further, the Department of Health and Human Services has issued a final privacy rule that applies to individually identifiable health information. The primary purposes of the privacy rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of health care delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations and individuals. We are compliant with the final rule.

        On January 5, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the IRS and the Department of Health and Human Services issued two regulations that provide guidance on the nondiscrimination provisions under the HIPAA as they relate to health factors and wellness programs. These nondiscrimination provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. We currently do not believe that these regulations will have a material adverse effect on our business.

        On February 20, 2003, the Department of Health and Human Services issued its final rule for security standards under the HIPAA. This rule establishes minimum standards for the security of electronic individually identifiable health information. The compliance date for the security standards rule is April 20, 2005. We have implemented a plan of action to achieve compliance with the final security standards rule by the compliance date.

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

        The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA (insured and self-insured). The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establishes requirements for plan responses to appeals and expands required disclosures to participants and beneficiaries. These regulations have not had a material adverse effect on our business.

        Medicare and Medicaid

        Some of our health plans contract with the Centers for Medicare and Medicaid Services (“CMS”) to provide services to Medicare beneficiaries pursuant to the Medicare program. Some of our health plans also contract with states to provide health benefits to Medicaid recipients. As a result, we are subject to extensive federal and state regulations. CMS may audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.

        CMS and the appropriate state regulatory agency have the right to audit any health plan operating under a Medicaid managed care contract to determine the plan’s compliance with state and federal law. In some instances, states engage peer review organizations to perform quality assurance and utilization review oversight of Medicaid managed care plans. Our health plans are required to abide by the peer review organizations’ standards.

        CMS rules require Medicaid managed care plans to have beneficiary protections and protect the rights of participants in the Medicaid program. Specifically, states must assure continuous access to care for beneficiaries with ongoing health care needs who transfer from one health plan to another. States and plans must identify enrollees with special health care needs and assess the quality and appropriateness of their care. These requirements have not had a material adverse effect on our business.

        The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including the Medicare, Medicaid and Federal Employees Health Benefits Programs. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

        With respect to the federal anti-kickback statute, there exists a statutory exception and two safe harbors addressing certain risk-sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our health plans to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.

        CMS has promulgated regulations that prohibit health plans with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans such as bonuses or withholds that could result in a physician being at “substantial financial risk” as defined in Medicare regulations. Our ability to maintain compliance with such regulations depends, in part, on our receipt of timely and accurate information from our providers. Although we believe we are in compliance with all such Medicare regulations, we are subject to future audit and review.

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

        Managed Care Legislative Proposals

        Numerous proposals have been introduced in the U.S. Congress and various state legislatures relating to managed health care reform. The provisions of legislation that may be adopted at the state level cannot be accurately and completely predicted at this time, and we therefore cannot predict the effect of proposed legislation on our operations. On the federal level, it is possible that some form of managed health care reform may be enacted. At this time, it is unclear as to when any legislation might be enacted or the content of any new legislation, and we cannot predict the effect on our operations of the proposed legislation or any other legislation that may be adopted.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act makes changes to the existing Medicare law, including the creation of a new outpatient drug benefit beginning in 2006 and an immediate drug discount card for the interim period until January 1, 2006. The Act makes managed care organizations eligible to be sponsors of both the drug card and drug benefit plan programs. Our members have access to a CMS endorsed prescription drug discount card throughout 2004 and 2005. We are currently monitoring the implementation of the law to determine how it will impact our offerings in 2006 and will continue to monitor this issue as new regulations are released.

Risk Management

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2004 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

        At February 28, 2005, we employed approximately 10,280 persons, including First Health, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

        We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions through December 31, 2004. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser - NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	Kansas	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc. (“Mid-America”)	Kansas	HMO	2002
PersonalCare Health Management, Inc. (“PersonalCare”)	Illinois	HMO	2003
Altius Health Plans, Inc. (“Altius”)	Utah	HMO	2003
OmniCare Health Plan (“OmniCare”)	Michigan	Medicaid	2004

First Health Acquisition

        On January 28, 2005, we completed the acquisition of First Health, our largest acquisition to date. First Health operates a national preferred-provider network of over 450,000 physicians and 4,300 hospitals in all 50 states, District of Columbia and Puerto Rico and specializes in providing large payors with integrated managed care solutions, including network access, administrative services and medical and disease management. We believe the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. First Health’s strengths and business mix are highly complementary to our existing business, enabling the following benefits, among others:

  significantly expands our geographic presence, creating a national healthcare platform with substantial growth opportunities;
  diversifies our product offerings and client base and enables us to serve a full spectrum of healthcare clients nationwide, ranging from national accounts to small businesses and including corporate, federal government, state government, Medicaid and Medicare clients;
  significantly increases our fee-based, non-regulated cash flows; and
  leverages our existing operating expertise and administrative infrastructure.

Service Marks and Trademarks

        We have the following federally registered service marks: “Advantra,” “Altius Health Plans” blue logo, “Be Sure,” “Carelink,” “CCN,” “CCN” with shadow logo, “CCN” logo without shadow, “Compare,” “ConfidentCare,” “Coventry,” “Coventry FlexChoice,” “Coventry Healthy Choices Program,” “Coventry USA,” “DirectorEase,” “First Claim,” “First Health,” “First Health Services Corporation,” “First Health” with stylized heart logo, “GHP,” “GHP” logo, “GHP Network Connection,” “HealthAmerica,” “HealthAssurance,” “HealthAssurance Flex,” heart logo, “It’s That Simple,” “Making Health Care as Simple as 1, 2, 3,” “Mid America Health” logo, “PersonalCare What you want in a health plan” and design, “POW,” “POW-Providers on the Web,” “POW Providers on the Web” logo, “Sensicare,” “SouthCare,” “SouthCare Medical Alliance” logo, “True to Life,” sun design logo, “Strong Starts,” “WellPath 65,” “Senior Life Management,” “The Answer To Your Health Care Needs,” “With You When It Matters,” and our torch logo. We have the right in perpetuity to use the federally registered name “HealthCare USA” in Missouri, Illinois, Kansas and Florida.

        We are currently in the process of perfecting our ownership interest in the following federal service mark registrations: “Babylove Program,” cross design, “Mid-America Health Network,” “OmniCare,” “OmniCare Health Plan,” “OmniCare Plus,” “OmniMedCare” logo, and “Omni “Perks.””

         We have pending applications for federal registration of the following service marks: “Advantra Advantage,” “Advantra Freedom,” “Coventry Healthy Decisions Program,” Doc Bear character, “HealthAmericaOne,” “Mid America Health Access,” “Mid America Health Access +,” “Powered by People,” “Tested. True,” and “WellPath.”

Executive Officers of Our Company

        The following table sets forth information with respect to our executive officers as of January 1, 2005:

Dale B. Wolf	50	Chief Executive Officer and Director
Thomas P. McDonough	56	President
Harvey C. DeMovick, Jr	58	Executive Vice President, Customer Service Operations and Chief Information Officer
Shawn M. Guertin	41	Executive Vice President, Chief Financial Officer and Treasurer
Francis S. Soistman, Jr	48	Executive Vice President, Health Plan Operations
Bernard J. Mansheim, M.D	58	Senior Vice President and Chief Medical Officer
Richard J. Gilfillan, M.D	55	Senior Vice President
Thomas C. Zielinski	53	Senior Vice President and General Counsel
Patrisha L. Davis	49	Vice President and Chief Human Resources Officer
John J. Ruhlmann	42	Vice President and Corporate Controller

        Dale B. Wolf was elected Chief Executive Officer of our Company effective January 2005. Prior to that he served as Executive Vice President, Chief Financial Officer and Treasurer of our Company from April 1998 to December 2004. He was elected Senior Vice President, Chief Financial Officer and Treasurer in December 1996. From August 1995 to December 1996, he was Executive Vice President of SpectraScan Health Services, Inc., a women’s health care services company. From January 1995 to August 1995, Mr. Wolf was Senior Vice President, Business Development of MetraHealth Companies, Inc., a managed health care company. From August 1988 to December 1994, Mr. Wolf was Vice President, Specialty Operations of the Managed Care and Employee Benefits Operations of The Travelers, an insurance company. He is a director and a member of the audit committee of HealthExtras, Inc., a provider of pharmacy benefit management services and supplemental benefits. Mr. Wolf is a Fellow of the Society of Actuaries.

        Thomas P. McDonough was elected President of our Company effective January 2005. Prior to that he served as Executive Vice President of our Company from April 1998 to December 2004 and Chief Operating Officer from July 1998 to December 2004. He was Chief Executive Officer of Uniprise, a subsidiary of UnitedHealth Group, Incorporated, a diversified health and well being company, from November 1997 until April 1998; Executive Vice President, Customer Services Group from February 1997 to November 1997; and Senior Vice President, Claim Services from August 1995 through February 1997. Prior to 1995, he was the President of Harrington Service Corporation, an insurance services company, and the Chief Operating Officer of Jardine Group Services Corporation, an insurance brokerage company and third party administrator.

        Harvey C. DeMovick, Jr. was elected Executive Vice President of our Company effective January 2005. Prior to that he served as Senior Vice President of our Company from April 1998 to December 2004. He has served as our Chief Information Officer since April 2001 and as our Senior Vice President, Customer Service Operations since September 2001. From April 2001 to September 2001, he served as our Senior Vice President, Organizational Development, Human Resources and Compliance. From April 1998 to April 2001, he was Senior Vice President, Government Programs, Compliance, Information Systems and Human Resources of our Company. He was Senior Vice President, Medical and Government Programs of Coventry Corporation from July 1997 to April 1998. From October 1995 to July 1997, Mr. DeMovick was Senior Vice President, Customer Administrative Services, of UnitedHealth Group, Incorporated, a diversified health and well being company, and from October 1994 through October 1995 he was Vice President, Managed Care Operations, of MetraHealth Companies, Inc., a managed health care company.

        Shawn M. Guertin was elected Executive Vice President and Chief Financial Officer of our Company effective January 2005. Prior to that he served as Senior Vice President of our Company from February 2003 to December 2004. He has served as President of Coventry Health and Life Insurance Company since February 2002. From April 1998 to February 2003, he was Vice President of Finance of our Company. Prior to that date, he was Vice President of Finance of Coventry Corporation from January 1998. From October 1995 to January 1998, he was a Vice President of UnitedHealth Group, Incorporated, a diversified health and well being company. Prior to that time, from 1993 to 1995, he served as a Vice President for The MetraHealth Companies, Inc., a Connecticut managed health care company, and for The Travelers, a Connecticut insurance company. Mr. Guertin is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

        Francis S. Soistman, Jr. was elected Executive Vice President, Health Plan Operations, effective January 2005. Prior to that he served as Senior Vice President of our Company from April 1998 to December 2004. He was named President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc. and HealthAssurance Pennsylvania, Inc., our Pennsylvania subsidiaries, in May 1998 and July 2001, respectively. He was Regional Vice President of Principal Health Care, Inc., from December 1994 to March 1998. From April 1994 to December 1994, he was Executive Director of Principal Health Care of the Mid-Atlantic, Inc., a wholly owned managed health care subsidiary of one of Principal’s subsidiaries. From January 1983 until March 1994, Mr. Soistman held various positions with Blue Cross Blue Shield of Maryland and its subsidiary companies.

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

        Patrisha L. Davis was elected Vice President and Chief Human Resources Officer of our Company in March 2005, and has served in that position since November 2000. Ms. Davis has been a Human Resources executive with our Company since April 1998. Prior to that time, she held various Human Resources management positions with Principal Health Care, Inc., a health maintenance organization holding company and subsidiary of Principal Financial Group, Inc., a global financial institution.

        John J. Ruhlmann was elected Vice President and Corporate Controller of our Company in November 1999. From December 1993 to September 1999, Mr. Ruhlmann was Vice President of Accounting of Integrated Health Services, Inc., a national provider of health services that owned and managed hospitals, nursing homes and clinics.

Item 2: Properties

        As of December 31, 2004, we leased approximately 60,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 832,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans operate, of which 7% is subleased. Our leases expire at various dates from 2005 through 2013. We also own a building in Richmond, Virginia with approximately 45,000 square feet, which is used for administrative services related to our health plan in that state, of which 16% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

        See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Proceedings” which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2004.

PART II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock is traded on the New York Stock Exchange (NYSE) stock market under the ticker symbol “CVH.” On December 23, 2003, our Board of Directors approved a three-for-two stock split of our common stock. The stock split, in the form of a stock dividend, was effective January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in our price per share for all periods presented. The following table sets forth the quarterly range of the high and low sales prices of the common stock on the NYSE stock markets during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2004		2003
	High	Low	High	Low
First Quarter	$ 45.09	$ 39.50	$ 22.25	$ 16.20
Second Quarter	50.60	40.79	31.46	20.69
Third Quarter	54.30	45.50	38.59	29.75
Fourth Quarter	54.26	36.99	44.19	34.47

        On February 28, 2005, we had approximately 400 stockholders of record, not including beneficial owners of shares held in nominee name. On February 28, 2005, our closing price was $63.10.

        We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business. Our ability to pay dividends is limited by certain covenants and restrictions contained in our debt obligations and by insurance regulations applicable to our subsidiaries. Subject to the terms of such insurance regulations and debt covenants, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

        Our Board of Directors has approved a program to repurchase up to 10% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. We purchased 2.0 million shares under this program in 2004 at an aggregate cost of $84.6 million. We did not purchase any shares of our common stock in 2003 under this program. The total remaining common shares we are authorized to repurchase under the program is approximately 1.8 million as of December 31, 2004.

Issuer Purchases of Equity Securities

        The following table shows our purchases of our common stock during the quarter ended December 31, 2004 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (2)
October 1-31, 2004	2	$ 39.78	--	1,756
November 1-30, 2004	--	$ --	--	1,756
December 1-31, 2004	3	$ 50.22	--	1,756

Totals	5	$ 45.00	--	1,756

(1)	These shares were purchased in exchange for employee payroll taxes on vesting of restricted stock awards and are not part of the publicly announced stock repurchase program.

(2)

These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

Item 6: Selected Financial Data

      (in thousands, except per share and membership data)

	December 31,
	2004	2003	2002	2001	2000
Operations Statement Data (1)
Operating revenues	$5,311,969	$4,535,143	$3,576,905	$3,147,245	$2,604,910
Operating earnings	496,671	366,197	200,670	91,108	62,515
Earnings before income taxes	526,991	393,064	225,741	134,682	102,068
Net earnings	337,117	250,145	145,603	84,407	61,340
Basic earnings per share	3.83	2.84	1.64	0.87	0.69
Diluted earnings per share	3.72	2.75	1.58	0.83	0.62
Dividends declared per share	--	--	--	--	--

Balance Sheet Data (1)
Cash and investments	$1,727,737	$1,405,922	$1,119,120	$ 952,491	$ 752,450
Total assets	2,340,600	1,981,736	1,643,440	1,451,273	1,239,036
Total medical liabilities	660,475	597,190	558,599	522,854	444,887
Long-term liabilities	25,854	27,358	21,691	10,649	6,443
Senior notes	170,500	170,500	175,000	--	--
Stockholders’ equity	1,212,426	928,998	646,037	689,079	600,430

Operating Data (1)
Medical loss ratio (2)	80.5%	81.2%	83.3%	86.0%	85.8%
Operating earnings ratio	9.4%	8.1%	5.6%	2.9%	2.4%
Administrative expense ratio	11.5%	12.0%	12.2%	12.0%	12.7%
Basic weighted average shares outstanding (3)	88,126	88,113	88,802	97,485	89,282
Diluted weighted average shares outstanding (3)	90,589	90,765	91,865	101,812	98,635
Risk membership, continuing operations	1,949,000	1,899,000	1,640,000	1,522,000	1,437,000
Non-risk membership, continuing operations	560,000	484,000	395,000	319,000	276,000
Network rental membership, continuing operations	583,000	678,000	788,000	730,000	593,000

(1)

Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See the notes to consolidated financial statements for detail on our acquisitions.

(2)	Medical loss ratio excludes non-recurring charges and recoveries recorded in 2000.

(3)	All historical common share data have been adjusted for a 3-for-2 stock split in the form of a stock distribution paid on January 30, 2004 to stockholders of record on January 9, 2004.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto. The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows.

  Executive-Level Overview
  Critical Accounting Policies
  New Accounting Standards
  Acquisitions
  Membership
  Results of Operations
  Liquidity and Capital Resources
  Other Disclosures
  Risk Factors

Executive-Level Overview

        General Operations

        We are a leading publicly traded managed health care company with approximately 2.5 million members as of December 31, 2004. We operate a diversified portfolio of local market health plans, insurance companies and provider networks serving 15 markets. Our operations are based in Bethesda, Maryland with our local markets primarily covering the Mid-Atlantic, Midwest and Southeast regions of the United States. Our primary focus has been owning and operating health plans with a concentration on risk business with mid-sized employer groups.

        On January 28, 2005, we acquired First Health which operates one of the largest national preferred provider organization networks. First Health is a major national provider of non-risk administrative and medical management services to commercial, governmental and third party payor customers. Since the acquisition was consummated in 2005, First Health’s financial position and operating results are not included in this discussion. We believe the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. First Health’s strengths and business mix are highly complementary to our existing business, enabling the following benefits, among others:

  significantly expands our geographic presence, creating a national healthcare platform with substantial growth opportunities;
  diversifies our product offerings and client base and enables us to serve a full spectrum of healthcare clients nationwide, ranging from national accounts to small businesses and including corporate, federal government, state government, Medicaid and Medicare clients;
  significantly increases our fee-based, non-regulated cash flows; and
  leverages our existing operating expertise and administrative infrastructure.

        Highlights of 2004 Performance

  Membership increased 5% over the prior year.
  Revenue increased 17% over the prior year.
  Medical loss ratio of 80.5% improved 70 basis points over the prior year.
  Selling, general and administrative expenses were 11.5% of operating revenue, a 50 basis point improvement over the prior year.
  Operating margin of 9.4% improved 130 basis points over the prior year.
  Diluted earnings per share increased 35% over the prior year.
  Cash flows from operations was $453.9 million, a 41% improvement over the prior year.
  Total cash and investments was $1.7 billion, a 23% increase over the prior year.

        Operating Revenue and Products

        We generate our operating revenues from premiums for a broad range of managed care and management service products. Premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our preferred provider organization (“PPO”) and point of service (“POS”) products are typically lower than our health maintenance organization (“HMO”) premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are established by governmental regulatory agencies. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

        Revenue for our management services products (“non-risk”) is generally a fixed administrative fee for access to our provider networks and management services, for which we do not assume underwriting risk. The management services we provide typically include network management, claims processing, utilization review and quality assurance. In addition, we rent our network of providers, including claims repricing and utilization review, to other managed care plans or non-risk employers and assume no underwriting risk.

        During the three years ended December 31, 2004, we experienced substantial growth in operating revenues due in part to membership increases from acquisitions. Acquisitions must have a manageable regulatory and business climate and have the ability to add value to our company. Additionally, membership growth was achieved organically through marketing efforts, geographic expansion and increased product offerings. Our ability to introduce products quickly to each market has helped us to expand our customer base. In particular, we have been able to add a large variety of lower cost products, which has proven especially attractive to customers.

        Operating Expenses

        Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation arrangements. Medical costs also include an estimate of claims incurred but not reported.

        Our health plans maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated through a national network of pharmacies at discounted rates.

        We have capitation arrangements for certain ancillary heath care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation arrangements.

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in providing appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of cost-effective, medically appropriate services.

        We operate four regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions for our health plans. Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices at each of our plans and capitalize on the benefits of our integrated information technology systems. We centralize the underwriting and product pricing functions for our health plans, which allows us to utilize our underwriting expertise and a disciplined pricing strategy at each of our health plans.

        Cash Flows

        We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have not needed to use financing methods to fund operations. We have a low debt to capital ratio and while we did issue senior notes in 2002 (as described in Note H to our consolidated financial statements in this Form 10-K), the entire proceeds were used to repurchase a portion of our common stock and were not used to fund operations. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions and for repurchases of our common stock.

        In late January 2005, in connection with the First Health merger, we incurred approximately $865 million of indebtedness in order to finance the acquisition of all of First Health’s outstanding common stock, refinance the existing indebtedness of First Health and pay related transaction fees and expenses. We do not anticipate that any of the proceeds of such indebtedness will be used to fund operations.

Critical Accounting Policies

        We consider the accounting policies described below critical in preparing our consolidated financial statements. Critical accounting policies are ones that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

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

        Based on information received subsequent to generating premium billings, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and allowances accordingly.

        As of December 31, 2004, we maintained allowances for retroactive billing adjustments of approximately $6.7 million compared with approximately $7.2 million at December 31, 2003. We also maintained allowances for doubtful accounts of approximately $0.9 million and $1.4 million as of December 31, 2004 and 2003, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for the older receivables. The allowances have declined as a result of an improvement in the aging of our premium receivables.

        We also receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership. Membership and category eligibility are periodically reconciled with CMS and could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue.

        We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the Federal Employee Health Benefits Program (“FEHBP”). These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. We periodically reconcile our contracts with the OPM and such reconciliations could result in adjustments to revenue. Premiums for services to federal employee groups are subject to audit and review by the OPM on a periodic basis. Such audits are usually a number of years in arrears. We record reserves, on an estimated basis annually, based on appropriate guidelines. Any differences between actual results and estimates are recorded in the year the audits are finalized.

        We enter into performance guarantees with employer groups where we pledge that we will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone on-hold time, etc. Under these performance guarantees, we could be at risk and may incur penalties for not maintaining the standards established in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Risk levels are evaluated at least quarterly. We estimate our potential exposure and record appropriate reserves. The penalties that we have incurred have been immaterial and, although, we can not predict with precision the future effect on our results of operations of these penalties, we expect them to remain immaterial.

        Medical Claims Expense and Liabilities

        Medical liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. Medical liabilities estimates are developed using actuarial principles and assumptions that consider, among other things, historical claims payment patterns, provider reimbursement changes, historical utilization trends, current levels of authorized inpatient days, other medical cost inflation factors, membership levels, benefit design changes, seasonality, demographic mix change and other relevant factors.

        We employ a team of actuaries that have developed, refined and used the same set of reserve models over the past several years. These reserve models do not calculate separate amounts for reported but not paid and incurred but not reported, but rather a single estimate of medical claims liabilities. These reserve models make use of both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Within these models, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the claim payment dates. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

        For the more recent incurred months, the percentage of claims paid to claims incurred in those months is generally low. As a result, the completion factor methodology is less reliable for such months. For that reason, incurred claims for recent months are not projected solely from historical completion and payment patterns. Instead, they are projected by estimating the claims expense for those months based upon recent claims expense levels and health care trend levels, or “trend factors.” As these months mature over time, the two estimates (completion factor and trend) are blended with completion factors being used exclusively for older months.

        Within the reserve setting methodologies for inpatient and non-inpatient services, we use certain assumptions. For inpatient services, authorized days are used for utilization factors, while cost trend assumptions are incorporated into per diem amounts. The per diem estimates reflect anticipated effects of changes in reimbursement structure and severity mix. For non-inpatient services, a composite trend assumption is applied which reflects anticipated changes in cost per service, provider contracts, utilization, and other factors.

        Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example provides the estimated effect to our December 31, 2004 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
3.0%	$ (14,974)	(5.0)%	$ (45,748)	(5.0)%	$ (8,759)
2.0%	$ (10,094)	(2.5)%	$ (22,874)	(2.5)%	$ (4,380)
1.0%	$ (5,104)	(1.0)%	$ (9,150)	(1.0)%	$ (1,752)
(1.0)%	$ 5,222	1.0%	$ 9,150	1.0%	$ 1,752
(2.0)%	$ 10,567	2.5%	$ 22,874	2.5%	$ 4,380
(3.0)%	$ 16,038	5.0%	$ 45,748	5.0%	$ 8,759

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

        The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands).

	2004	2003	2002
Medical liabilities, beginning of period	$ 597,190	$ 558,599	$ 522,854

Acquisitions	--	38,828	30,778

Reported Medical Costs
Current year	4,257,942	3,693,821	2,985,472
Prior year	(72,047)	(86,532)	(65,973)

Total reported medical costs	$ 4,185,895	$ 3,607,289	$ 2,919,499

Claim Payments
Payments for current year	3,691,092	3,235,902	2,527,999
Payments for prior year	431,518	371,624	386,533

Total claim payments	$ 4,122,610	$ 3,607,526	$ 2,914,532

Medical liabilities, end of period	$ 660,475	$ 597,190	$ 558,599

        Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date. Subsequent changes in estimates related to the acquired balances are recorded as adjustments to the settlement account with the acquired entity’s previous owner.

        The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2004 prior year medical costs relate almost entirely to claims incurred in calendar year 2003.

        We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2004; however, actual claim payments and other items may differ from established estimates.

        Investments

        We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

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

        The following table shows our investments’ gross unrealized losses and fair value, at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 57,504	$ (506)	$ 11,437	$ (272)	$ 68,941	$ (778)
US Treasury & agency securities	96,340	(392)	--	--	96,340	(392)
Mortgage-backed securities	57,306	(357)	3,766	(61)	61,072	(418)
Asset-backed securities	21,786	(226)	1,912	(88)	23,698	(314)
Corporate debt and other securities	264,939	(1,583)	21,184	(708)	286,123	(2,291)

	$ 497,875	$ (3,064)	$ 38,299	$ (1,129)	$ 536,174	$ (4,193)

        The securities presented in this table do not meet the criteria for an other-than-temporarily impaired investment. These securities have an investment grade credit rating. The current unrealized loss is the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value.

        Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

        Goodwill and Other Intangible Assets

        Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. We use three approaches to identifying the fair value of our goodwill and other intangible assets: a market approach, a market capitalization approach and an income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on the market value of our total shares outstanding. The income approach is based on the present value of expected future cash flows. All three approaches are reviewed together for consistency and commonality. Any impairment charges that may result will be recorded in the period in which the impairment took place as recalculated on October 1, our annual impairment test date. We have not incurred an impairment charge related to goodwill or indefinite intangibles. See Note C to the consolidated financial statements for additional disclosure related to intangible assets.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005 using the modified-prospective method.

        Under the modified-prospective method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, have recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on our results of operations, although it will have no material effect on our overall financial position. The effect of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods using the Black-Scholes method of valuation, the effect of that standard would have approximated the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (as it is dependent upon, among other things, when employees exercise stock options), the amount of operating cash flows that would have been recognized under SFAS No. 123 in 2004, 2003 and 2002 for such excess tax benefits were $15.8 million, $15.6 million, and $12.9 million, respectively.

Acquisitions

        During the three years ended December 31, 2004, we completed several business combinations and membership purchases. These business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of our membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2004. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The estimated transition costs may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. In addition, most of our acquisition agreements contain a provision for a final retroactive balance sheet settlement which may result in adjustments to the purchase price. The purchase price shown for recent acquisitions, in thousands, is inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments.

	Effective Date	Market	Purchase Price
Business Combinations
NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,303
Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 41,260
PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 20,521
Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 45,723

Membership Purchases
OmniCare Health Plans (“OmniCare”)	October 1, 2004	Michigan	$ 13,166

Membership

        The following table presents our membership as of December 31, 2004 and 2003 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2004	2003	Change
Risk membership:
Commercial	1,483	1,510	(1.8%)
Medicare	69	65	6.2%
Medicaid	397	324	22.5%

Total risk membership	1,949	1,899	2.6%
Non-risk membership	560	484	15.7%

Total membership	2,509	2,383	5.3%

        Medicaid membership increased primarily as a result of the acquisition of OmniCare in the fourth quarter of 2004. The increase in non-risk membership was influenced by three large groups changing from a risk product to a non-risk product effective January 1, 2004, as well as from additional organic membership obtained in the Missouri market.

        In January 2005, we lost a large commercial insured account to an administrative services only (“ASO”) bid and a large existing ASO account to another third party administrator. Because of the loss of this membership, organic growth was negative in January but currently is expected to be one to three percent for all of 2005.

Results of Operations

        The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2004.

	2004	2003	Increase (Decrease)	2003	2002	Increase (Decrease)
Summary Results (in thousands, except EPS)
Total operating revenues	$ 5,311,969	$ 4,535,143	17.1%	$ 4,535,143	$ 3,576,905	26.8%
Operating earnings	$ 496,671	$ 366,197	35.6%	$ 366,197	$ 200,670	82.5%
Net earnings	$ 337,117	$ 250,145	34.8%	$ 250,145	$ 145,603	71.8%
Diluted earnings per share	$ 3.72	$ 2.75	35.3%	$ 2.75	$ 1.58	74.1%

Managed Care Premium Yields (per member per month):
Commercial	$ 226.59	$ 206.08	10.0%	$ 206.08	$ 183.78	12.1%
Medicare	$ 695.96	$ 629.52	10.6%	$ 629.52	$ 593.29	6.1%
Medicaid	$ 145.23	$ 139.69	4.0%	$ 139.69	$ 137.54	1.6%

Medical Costs (per member per month):
Commercial	$ 179.22	$ 164.56	8.9%	$ 164.56	$ 152.12	8.2%
Medicare	$ 579.92	$ 527.84	9.9%	$ 527.84	$ 509.60	3.6%
Medicaid	$ 126.88	$ 122.25	3.8%	$ 122.25	$ 115.58	5.8%

Medical Loss Ratios:
Commercial	79.1%	79.9%	(0.8%)	79.9%	82.8%	(2.9%)
Medicare	83.3%	83.8%	(0.5%)	83.8%	85.9%	(2.1%)
Medicaid	87.4%	87.5%	(0.1%)	87.5%	84.0%	3.5%

Total	80.5%	81.2%	(0.7%)	81.2%	83.3%	(2.1%)

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.5%	12.0%	(0.5%)	12.0%	12.2%	(0.2%)
Days in medical liabilities	55.8	56.7	(0.9)	56.7	66.8	(10.1)

Comparison of 2004 to 2003

        Managed care premium revenue increased as a result of rate increases that occurred throughout all markets, acquisitions and organic growth. Commercial yields (premium per member per month) increased as a result of rate increases on renewals that occurred throughout all markets. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings and from the Medicare Modernization Act. The rate increases from the Medicare Modernization Act were required to be used for enhanced member benefits and/or network access and thus did not affect profitability. The acquisition of Altius effective September 1, 2003 and OmniCare effective October 1, 2004 accounted for $208.7 million of the increase in managed care premium revenue over the prior year.

        Management services revenue increased due to the increase in non-risk membership discussed earlier.

        Medical costs have increased due to medical trend, acquisitions and organic growth. However, total medical expense as a percentage of managed care premium revenue has improved to 80.5% over the prior year. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, net of benefit buy downs, was 8.9%. Our Medicare business medical loss ratio improved compared to the prior year as a result of the increase in premium yields discussed above. Our overall Medicaid medical loss ratio was essentially flat compared to prior year. Excluding OmniCare, the Medicaid medical loss ratio would have improved to 86.9%. The same store improvement is as a result of rate increases across our markets and as a result of much improved performance in our Medicaid Virginia market. The Virginia market benefited from lower utilization, lower drug costs and favorable provider contract renegotiations.

        Selling, general and administrative expense increased primarily due to normal operating costs of recent acquisitions, an increase in broker commissions and an increase in salary expenses. Broker commissions, excluding acquisitions, have increased due to the growth in both organic membership and in premium rates. Salary expenses, excluding acquisitions, have increased due to annual compensation increases, additional amortization expense related to restricted shares of common stock granted in 2003 and 2004, and incremental compensation expense related to our organic membership growth. Selling, general and administrative expenses as a percentage of revenue have improved as a result of continuing revenue growth and success in controlling customer service costs.

        Other income increased due to an increase in interest income as a result of higher interest rates and as a result of a larger investment portfolio in 2004. Additionally, 2003 other income included a gain from sale of our single derivative investment which partially offsets the current year increase.

        Our provision for income taxes increased due to an increase in earnings before taxes. The effective tax rate decreased to 36.0% in 2004 from 36.4% in 2003.

        Days in total medical claims liabilities decreased from the prior year due primarily to faster claim receipts and continually improved processing cycle times.

Comparison of 2003 to 2002

        Managed care premium revenue increased as a result of rate increases on renewals that occurred throughout all markets, acquisitions and organic membership growth. Rate increases on commercial risk renewals averaged 13.5% for the year 2003. Commercial yields increased by an average of 12.1% on a per member per month (“PMPM”) basis. Excluding the Altius acquisition, the commercial yield increased 12.8%. Medicare yields increased as a result of changes being made to rate structures, as well as changes in demographics. The acquisitions of Mid-America, PersonalCare, and Altius resulted in an increase in managed care premium revenue of approximately $325 million. Organic membership growth resulted in an increase to managed care premiums of approximately $265 million.

        Management services revenue increased due to the increase in non-risk membership discussed earlier.

        Medical costs have increased due to acquisitions, organic growth and medical trend. Our total medical costs as a percentage of managed care premiums for all products improved 2.1%. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trends, net of benefit buy downs, have been below 10% for each of the last two years. Our Medicare business medical loss ratio improved as a result of an increase in premium yields discussed above and exiting three counties in the Kansas City market on January 1, 2003. Our Medicaid medical loss ratio increased as a result of changes in the geographical markets in which we operate, and an increase in membership in a capitated service. We exited the Delaware Medicaid market on July 1, 2002. Within our Pennsylvania market, membership in our capitated Medicaid behavioral health program has increased significantly during 2002 and 2003. This program has a high medical loss ratio, but is lower in risk to our Company. Our days in total medical claims liabilities have decreased 10.1 days from prior year due to faster claim receipts and processing cycle times as well as efforts to reduce claim inventories.

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

Liquidity and Capital Resources

        Liquidity

        The nature of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 30 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately two months of “float”. In addition, accumulated earnings provide further positive cash flow. In addition to ample current liquidity, our long-term investment portfolio is available for further liquidity needs.

        Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an average contractual duration of 2.5 years, as of December 31, 2004. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

        Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $23.1 million restricted under state regulations, increased $321.8 million to $1.7 billion at December 31, 2004 from $1.4 billion at December 31, 2003.

        We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long-term investments are available-for-sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities increased to $1.0 billion at December 31, 2004 from $730.5 million at December 31, 2003.

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

Cash Flows

        Net cash from operating activities is primarily driven by net earnings. For the year ended December 31, 2004, operating cash flow was positively affected by an increase in medical claims liabilities and an increase in accounts payable and other liabilities. Medical liabilities were unusually low at December 31, 2003 due to an effort to pay down medical claims inventory at year-end. The medical liabilities increased in 2004 as claim inventory levels returned to more normal levels and due to medical liabilities recorded for the new members brought on with the OmniCare membership purchase in October of 2004. Accounts payable and other liabilities increased as a result of an increase in taxes payable and an increase in the deferred compensation liability. Offsetting these operating cash inflows was a decrease in deferred revenue. As a result of the timing of CMS payments for Medicare beneficiaries, we only received eleven monthly CMS payments in 2004 versus twelve monthly CMS payments in 2003. Partially offsetting the one less CMS payment was an increase in commercial deferred revenue collections. Cash flow from operating activities has improved over the prior year as a result of higher earnings, an increase in unpaid medical liabilities and a larger increase in accounts payable and other accrued liabilities. Offsetting these improvements was a change in deferred revenue, the reasons for which are noted above. Prior year operating cash flows included a decrease in other receivables due to accelerated collections of our pharmacy rebate receivable as a result of improved procedures implemented in 2003. The pharmacy rebate receivable remained consistent at December 31, 2004 compared to December 31, 2003 and thus did not change operating cash flow year over year.

        Financing and Investing Activities

        Our Board of Directors has approved a program to repurchase up to 10% of our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, we purchased 3.3 million shares of our common stock in 2002 at an aggregate cost of $65.5 million, no shares in 2003 and 2.0 million shares during the first quarter of 2004 at an aggregate cost of $84.6 million. As of December 31, 2004, the total remaining common shares we are authorized to repurchase under the program is approximately 1.8 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

        On February 1, 2002 we issued $175.0 million in aggregate principal amount of 8.125% senior notes due 2012. The proceeds from the sale were used to purchase, from Principal Health Care, Inc., 7.1 million shares of our common stock and a warrant exercisable, at that time, for 3.1 million shares of our common stock. The aggregate purchase price for the shares of common stock and warrant was $176.1 million. Interest on our senior notes is payable on February 15 and August 15 each year. The 2002 notes mature on February 15, 2012.

        In August 2003, we repurchased a portion of our senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. We recorded a loss on the repurchase in accordance with SFAS No. 145 which requires gains and loses on extinguishments of debt to be classified as income or loss from continuing operations. The loss of $0.5 million was included as additional interest expense. The carrying value of our senior notes is equal to the face value and the fair value is based on the quoted market prices. As of December 31, 2004, the carrying value was $170.5 million and the fair value was $185.2 million.

        Our senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all covenants under the senior notes.

        During January 2005, we incurred approximately $865 million of additional indebtedness related to the acquisition of First Health. The additional indebtedness includes new senior, unsecured credit facilities consisting of a $300 million five-year term loan, all of which was drawn at closing, and a $150 million five-year revolving credit facility, of which $65 million was drawn at closing.

        Loans under the new senior credit facilities bear interest at a margin or spread in excess of either (1) the one-, two-, three- or six-month rate for the Eurodollar deposits (the “Eurodollar Rate”) or (2) the greater of the federal funds rate plus 0.5% or the prime rate of the Administrative Agent (“ABR”), as selected by us. The margin or spread depends on the debt ratings assigned to the new credit facilities and our consolidated leverage ratio and varies from 0.75% to 2% for Eurodollar Rate loans and from 0% to 1.0% for ABR loans. Commitment fees will accrue and be payable quarterly in arrears at an initial rate of 0.375% per annum, and subsequently at a rate ranging from 0.25% to 0.5% depending on the debt ratings assigned to the new credit facilities and our consolidated leverage ratio, multiplied by the daily average undrawn portion of the revolving credit facility.

        The term loan has a maturity of five years and will amortize in 20 consecutive quarterly installments in an aggregate annual amount equal to 10.0% of the original principal amount of the term loan during the first two years thereof, 20% of the original principal amount of the term loan during the next two years, with the balance payable in four equal installments in year five. Unless terminated earlier, the revolving credit facility terminates five years after closing and is payable in full upon its maturity on the termination date.

        The credit agreement contains covenants, including, among other things, covenants that restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; incur guarantee obligations; create or permit liens on assets, engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem our equity securities or those of our subsidiaries and make other restricted payments; make loans, advances or other investments (including acquisitions); engage in certain transactions with affiliates; agree with others to limit their ability to grant liens on assets; agree with others to limit the ability of the our subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to us or another of our subsidiaries. The new senior credit facilities also require compliance with specified financial ratios and tests, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth requirement.

        The additional indebtedness also includes the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of ours and rank equal in right of payment to all of our existing and future senior debt, including our existing 8.125% senior notes due 2012 and our new credit facilities.

        The indentures under which the new notes have been issued, among other things, restrict our ability and the ability of our restricted subsidiaries to: make investments; incur or guarantee additional indebtedness; pay dividends or make other distributions on capital stock or redeem or repurchase capital stock; create liens; incur dividend or other payment restrictions affecting subsidiaries; and merge or consolidate with other entities. From and after the date on which the notes receive investment grade ratings from two designated rating agencies, certain covenants related to the notes will terminate.

        We used the proceeds from the new credit facilities and senior notes, together with approximately $221 million of cash on hand, to fund the First Health acquisition, including the repayment of First Health’s outstanding bank debt and related transaction expenses.

        Projected cash payments for the final payment for the OmniCare purchase are $6.2 million in the first quarter of 2005.

        Projected capital payments in 2005 of approximately $65 million to $80 million consist primarily of computer hardware, software and related equipment costs associated with the development and implementation of improved operational and communication systems.

        Health Plans

        Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2004, we received $173.6 million in dividends and $12.6 million for note repayments from our regulated subsidiaries.

        The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that, if adopted, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital appropriate for a managed care organization to support its overall business operations in consideration of its size and risk profile. The managed care organization’s RBC is calculated by applying factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a managed care organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula. Our health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

        Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

        The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2004 and 2003 (in millions, except percentage data).

Statutory Information (in millions, except percentage data)
	2004	2003
Regulated capital and surplus	$ 727.3 (a)	$ 585.4
300% of RBC	$ 515.4 (a)	$ 449.4
Excess capital and surplus above 300% of RBC	$ 211.9 (a)	$ 136.0
Capital and surplus as percentage of RBC	423% (a)	391%
Statutory deposits	$ 23.1	$ 23.2

(a) unaudited

        The increase in capital and surplus for our regulated subsidiaries is a result of income from 2004 offset by dividends paid to the parent company.

        We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

        Excluding funds held by entities subject to regulation, we had cash and investments of approximately $383.1 million and $209.5 million at December 31, 2004 and December 31, 2003, respectively. The increase in non-regulated cash and investments is primarily a result of dividends received from our regulated subsidiaries, as mentioned above, and ordinary operating activities offset by stock repurchases made and payments for acquisitions. During the year ended December 31, 2004, we made capital contributions of approximately $20.0 million to our HMO subsidiaries. Of this total, $16.0 million was made to our newly formed Michigan subsidiary to meet statutory capital requirements.

        Other

        The United States Department of Health and Human Services has issued rules, as mandated by the Health Insurance Portability and Accountability Act of 1996, which, among other things, impose security and privacy requirements with respect to individually identifiable patient data, including a member’s transactions with health care providers and payors, as well as requirements for the standardization of certain electronic transaction code sets and provider identifiers. We have spent approximately $2.2 million, $4.2 million and $4.1 million on compliance matters for the years ended December 31, 2004, 2003 and 2002, respectively. We do not anticipate future spending related to these rules to be material.

        As of December 31, 2004, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior notes	$ 170,500	$ --	$ --	$ --	$ 170,500
Interest payable on senior notes	103,898	13,853	27,706	27,706	34,633
Operating leases	72,204	15,010	25,748	17,964	13,482

Total contractual obligations	346,602	28,863	53,454	45,670	218,615

Less sublease income	(9,039)	(1,246)	(2,094)	(2,085)	(3,614)

Net contractual obligations	$ 337,563	$ 27,617	$ 51,360	$ 43,585	$ 215,001

        Refer to Note I to our consolidated financial statement for disclosure related to our operating leases.

        We have typically paid 90% to 95% of medical claims within 6 months of the date incurred and approximately 99% of medical claims within 9 months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above.

        After giving effect to the new senior notes and new credit facilities in January 2005, we will be contractually obligated to make the following payments, in addition to the payments shown in the table above, within the next five years and thereafter (in thousands):

	Payments Due by Period
New Debt Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
New senior notes	$ 500,000	$ --	$ --	$ --	$ 500,000
Interest payable on new senior notes	255,938	30,000	60,000	60,000	105,938
New credit facilities	365,000	30,000	90,000	245,000	--
Interest payable on new credit facilities (a)	53,967	14,938	25,469	13,560	--

Total additional contractual obligations	$ 1,174,905	$ 74,938	$ 175,469	$ 318,560	$ 605,938

(a) subject to changes in the variable interest rates as discussed earlier.

Other Disclosure

        Legal Proceedings

        In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2004 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant. The plaintiffs have now filed a motion to certify various subclasses as to Coventry. We have filed our opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although we can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

        Several companies in the insurance industry have received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industrywide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. As of the filing of this Annual Report on Form 10-K, Coventry has not been served with any such subpoenas.

        As a consequence of the Attorney General investigations in New York and Connecticut, Coventry, like most other companies in the insurance industry, has received Letters of Inquiry from the departments of insurance in several states in which it does business. These Letters, which are very similar, if not identical, seek information regarding broker compensation arrangements, bid quoting practices and conduct which may potentially constitute antitrust violations. Coventry has provided the information requested by these Letters and currently does not anticipate any additional follow up or requests for additional information.

        Legislation and Regulation

        As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction and changes are frequently considered and implemented. Likewise, interpretations of these laws and regulations are also subject to change.

        Although the provisions of any legislation adopted at the state or federal level can not be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation should not have a material adverse effect on the results of our operations in the short-term. Nevertheless, it is possible that future legislation or regulation could have a significant effect on our operations.

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

        2005 Outlook

        Our health plans operate in highly competitive markets, but we believe that the pricing environment is rational in our existing markets, thus creating the opportunity for reasonable price increases. We will continue to obtain adequate premium increases and expect premium rates to continue to rise at a rate equal to or greater than medical trend in 2005. Management believes that existing markets have potential for premium growth for our commercial and governmental products.

        In 2005, we have received Medicare premium rate increases of seven to ten percent. Additionally, we have received a Medicaid rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market.

        The acquisition of First Health will provide significant growth opportunities. For 2005, we will pursue achievement of synergies, the alignment business operations, accountabilities, and people toward future success, and the establishment of a foundation for future growth in each of the businesses.

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

        In addition, medical liabilities in our financial statements include our estimated reserves for incurred but not reported and reported but not paid claims. The estimates for medical liabilities are made on an accrual basis. We believe that our reserves for medical liabilities are adequate, but we can not assure you of this. Any adjustments to our medical liabilities could adversely affect our results of operations.

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

  competition in premium or plan benefits from other health care benefit companies;
  reductions in the number of employers offering health care coverage;
  reductions in work force by existing customers;
  our increases in premiums or benefit changes;
  our exit from a market or the termination of a health plan; and
  negative publicity and news coverage relating to our company or the managed health care industry generally.

        We do not currently anticipate additional growth through acquisitions in 2005

        Part of our growth strategy historically has been to grow through the acquisition of additional health plans. During the last several years, we have significantly increased our membership through a number of acquisitions. Because of the size of the First Health acquisition, we anticipate that our management will focus on the integration of First Health and we do not currently intend to acquire additional health plans in 2005.

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

  price of benefits offered and cost and risk of alternatives such as self-insurance;
  location and choice of health care providers;
  quality of customer service;
  comprehensiveness of coverage offered;
  reputation for quality care;
  financial stability of the plan; and
  diversity of product offerings.

        We face competition from other managed care companies that may have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources. We also may face increased rate competition from certain Blue Cross plan competitors that might be required by state regulation to reduce capital surpluses that may be deemed excessive.

        Competition in the Federal Employees Benefit Plan and recent plan design changes in the Mail Handlers Benefit Plan may reduce membership and revenues.

        The Mail Handlers Benefit Plan, which is administered by First Health, competes against a number of national carriers and local health plans for Federal employee membership. First Health has sought through plan design changes, including premium increases, changes in employee cost-sharing and benefit changes, to create a more attractive and competitive Mail Handlers product offering to attract new members as well as retain existing members. As these new products are introduced for 2005, it is expected that there will be some loss of existing membership as the new benefit plans may be more attractive to potential members than existing members. In addition, the new plan design changes for the 2005 benefit plan year may result in a greater than expected loss of membership if these products are not as attractive or competitive as we anticipate.

        Competition in the multi-site, national account business may limit our ability to grow revenues which could adversely affect our results of operations.

        First Health competes in a highly competitive environment against other major national managed care companies in its Corporate line of business to provide administrative, network access, and medical management services to large, multi-site, self-insured employers. Among these competitors are Aetna, United Healthcare and “Blue Card” (a joint venture of major Blue Cross plans), all of which have greater resources, brand identity and contracting scale compared to First Health or Coventry.

        We depend on the services of non-exclusive independent agents and brokers to market our products to employers, and we can not assure you that they will continue to market our products in the future.

        We depend on the services of independent agents and brokers to market our managed care products and services, particularly to small employer group members. We do not have long term contracts with independent agents and brokers, who typically are not dedicated exclusively to us and frequently market the health care products of our competitors. We face intense competition for the services and allegiance of independent agents and brokers, and we can not assure you that agents and brokers will continue to market our products in a fair and consistent manner.

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

        Negative publicity regarding the managed health care industry generally or our company in particular could adversely affect our results of operations or business.

        Over the last several years, the managed health care industry has been subject to negative publicity. Negative publicity regarding the managed health care industry generally or our company in particular may result in increased regulation and legislative review of industry practices further increase our costs of doing business and adversely affect our results of operations by:

  requiring us to change our products and services;
  increasing the regulatory burdens under which we operate; or
  adversely affecting our ability to market our products or services.

        Negative publicity relating to our company or the managed care industry generally also may adversely affect our ability to attract and retain members.

        A failure of our information technology systems could adversely affect our business.

        We depend on our information technology systems for timely and accurate information. Failure to maintain effective and efficient information technology systems or disruptions in our information technology systems could cause disruptions in our business operations, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, increases in administrative expenses and other adverse consequences.

        The anticipated benefits of acquiring First Health may not be realized.

        We anticipate our acquisition of First Health will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the First Health acquisition is subject to a number of uncertainties, including whether we integrate First Health in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

        We may face substantial difficulties, costs and delays in integrating First Health. These factors may include:

  potential difficulty in leveraging the value of the separate technologies of the combined company;
  perceived adverse changes in product offerings available to customers and customer services standards, whether or not these changes do, in fact, occur;
  managing customer and provider overlap and potential pricing conflicts;
  costs and delays in implementing common systems and procedures;
  potential charges to earnings resulting from the application of purchase accounting to the transaction;
  difficulty comparing financial reports due to differing management systems;
  diversion of management resources from the business of the combined company;
  the retention of existing customers of each company, including, with respect to First Health, the Mail Handlers Benefit Plan (a nationally offered health plan for federal employees);
  reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
  retaining and integrating management and other key employees of the combined company; and
  coordinating infrastructure operations in an effective and efficient manner.

        After the First Health acquisition, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes. For its fiscal year 2003, First Health’s revenues were approximately $891 million. While we believe that the companies share certain similar cultural characteristics and philosophies, the differences in size and scope of operations may affect our management processes.

        Any one or all of these factors, many of which are outside of our control, may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside the control of either company.

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
  implement mandatory third party review processes for coverage denials; and
  impose additional health care information privacy or security requirements.

        We also may be subject to governmental investigations or inquiries from time to time. For example, several companies in the insurance industry have received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. Insurance regulators in several states, including states in which our subsidiaries are domiciled, have sent letters of inquiry concerning similar matters to the companies subject to this jurisdiction, including our subsidiaries. We have furnished the information requested and have cooperated with the insurance regulatory authorities. The existence of such investigations in our industry could negatively impact the market value of all companies in our industry including our stock price. Any similar governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

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

        We are subject to litigation in the ordinary course of our business, including litigation based on new or evolving legal theories, that could adversely affect our results of operations.

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

        In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have an adverse effect on our financial condition or results of operations. In the event a plaintiff were to obtain a significant damage award it may make reasonable settlements of claims more difficult to obtain. We can not determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular.

        We have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Currently, professional liability and employment practices liability insurance is covered through our captive subsidiary. Potential liabilities that we incur may not, however, be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations or the amount of our insurance coverage may be inadequate. We can not assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost effective basis, if at all.

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

        Our indebtedness imposes restrictions on our business and operations.

        The indentures for our senior notes and bank credit agreement impose restrictions on our business and operations. These restrictions limit our ability to, among other things:

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

        Our ability to generate sufficient cash to service our indebtedness will depend on numerous factors beyond our control.

        Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our ability to generate the cash necessary to service our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, we will be more vulnerable to economic downturns, adverse industry conditions and competitive pressures as a result of our significant indebtedness. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness or that we will be able to refinance our indebtedness on commercially reasonable terms.

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

      General economic conditions

        Changes in economic conditions could adversely affect our business and results of operations. The state of the economy could adversely affect our employer group renewal prospects and our ability to collect or increase premiums. The state of the economy could also adversely affect the states’ budgets, which could result in the states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans, and increase taxes and assessments on our activities. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs resulting from any budget cuts in states in which we operate. Although we have attempted to diversify our product offerings to address the changing needs of our membership, the effects of economic conditions could cause our existing membership to seek health coverage alternatives that we do not offer or could result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

        Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. The investment policy specifically prohibits purchasing investments in any equities or in fixed income securities that are below investment grade. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

        We invest primarily in fixed income securities and classify all our investments as available-for-sale. Investments are evaluated at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

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

        Our investments at December 31, 2004 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

As of December 31, 2004	Amortized Cost	Fair Value
Maturities:
Within 1 year	$ 409,960	$ 409,792
1 to 5 years	463,727	468,624
5 to 10 years	234,421	240,220
Over 10 years	188,919	191,465

Total short-term and long-term securities	$ 1,297,027	$ 1,310,101

        Our projections of hypothetical net gains in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projection is based on a model, which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in interest rates of positive and negative 100, 200 and 300 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. While we believe that the potential market rate change is reasonably possible, actual results may differ.

Increase (decrease) in fair value of portfolio given an interest rate (decrease) increase of X basis points As of December 31, 2004 (in thousands)
(300)	(200)	(100)	100	200	300

$ 98,366	$ 63,991	$ 31,686	$ (32,000)	$ (63,653)	$ (94,390)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Coventry Health Care, Inc.:

        We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission and our report dated February 15, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Baltimore, Maryland
February 15, 2005

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 417,636	$ 253,331
Short - term investments	349,722	101,191
Accounts receivable, net of allowance of $875 and $1,373
as of December 31, 2004 and 2003, respectively	104,924	89,766
Other receivables, net	47,070	45,335
Deferred income taxes	37,368	36,255
Other current assets	16,307	8,089

Total current assets	973,027	533,967

Long - term investments	960,379	1,051,400
Property and equipment, net	32,193	33,085
Goodwill	280,615	281,183
Other intangible assets, net	38,491	27,447
Other long - term assets	55,895	54,654

Total assets	$ 2,340,600	$ 1,981,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 660,475	$ 597,190
Accounts payable and other accrued liabilities	211,809	183,781
Deferred revenue	59,536	73,909

Total current liabilities	931,820	854,880

Senior notes	170,500	170,500
Other long - term liabilities	25,854	27,358

Total liabilities	1,128,174	1,052,738

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized
106,137 issued and 90,212 outstanding in 2004
104,797 issued and 90,571 outstanding in 2003	1,061	1,048
Treasury stock, at cost; 15,925 in 2004; 14,226 in 2003	(291,054)	(204,274)
Additional paid - in capital	608,648	565,734
Accumulated other comprehensive income	8,002	17,838
Retained earnings	885,769	548,652

Total stockholders’ equity	1,212,426	928,998

Total liabilities and stockholders’ equity	$ 2,340,600	$ 1,981,736

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Operating revenues:
Managed care premiums	$5,198,599	$4,442,445	$3,504,215
Management services	113,370	92,698	72,690

Total operating revenues	5,311,969	4,535,143	3,576,905

Operating expenses:
Medical costs	4,185,895	3,607,289	2,919,499
Selling, general and administrative	611,801	543,478	437,851
Depreciation and amortization	17,602	18,179	18,885

Total operating expenses	4,815,298	4,168,946	3,376,235

Operating earnings	496,671	366,197	200,670

Senior notes interest and amortization expense	14,301	15,051	13,446
Other income, net	44,621	41,918	38,517

Earnings before income taxes	526,991	393,064	225,741

Provision for income taxes	189,874	142,919	80,138

Net earnings	$ 337,117	$ 250,145	$ 145,603

Net earnings per share:
Basic earnings per share	$ 3.83	$ 2.84	$ 1.64

Diluted earnings per share	$ 3.72	$ 2.75	$ 1.58

Weighted average common shares outstanding:
Basic	88,126	88,113	88,802
Effect of dilutive options, warrants and restricted stock	2,463	2,652	3,063

Diluted	90,589	90,765	91,865

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Common Stock	Treasury Stock, at Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2001	$ 1,002	$ (12,257)	$ 540,730	$ 6,700	$ 152,904	$ 689,079

Comprehensive income:
Net earnings					145,603	145,603
Other comprehensive income:
Holding gain, net				22,777
Reclassification adjustment				1,203

						23,980
Deferred tax effect				(8,513)		(8,513)

Comprehensive income						161,070
Issuance (purchase) of common stock,
including exercise of options and warrants	25	(52,317)	9,045			(43,247)
Purchase of shares and warrant from Principal		(141,070)	(35,000)			(176,070)
Tax benefit of stock options exercised			15,205			15,205

Balance, December 31, 2002	1,027	(205,644)	529,980	22,167	298,507	646,037
Comprehensive income:
Net earnings					250,145	250,145
Other comprehensive income:
Holding loss, net				(5,199)
Reclassification adjustment				(95)

						(5,294)
Deferred tax effect				965		965

Comprehensive income						245,816
Issuance of common stock,
including exercise of options and warrants	21	1,370	17,221			18,612
Tax benefit of stock options exercised			18,533			18,533

Balance, December 31, 2003	1,048	(204,274)	565,734	17,838	548,652	928,998
Comprehensive income:
Net earnings					337,117	337,117
Other comprehensive income:
Holding loss, net				(15,424)
Reclassification adjustment				(576)

						(16,000)
Deferred tax effect				6,164		6,164

Comprehensive income						327,281
Issuance (purchase) of common stock, including
exercise of options and warrants	13	(86,780)	21,465			(65,302)
Tax benefit of stock options exercised			21,449			21,449

Balance, December 31, 2004	$ 1,061	$ (291,054)	$ 608,648	$ 8,002	$ 885,769	$1,212,426

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$ 337,117	$ 250,145	$ 145,603
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	17,602	18,179	18,885
Amortization of deferred compensation	15,488	9,565	5,667
Deferred income tax (benefit) provision	(2,319)	8,909	2,146
Amortization of deferred financing costs	438	542	412
Amortization of investment premiums, net	13,566	8,971	4,438
Other	1,028	417	5,048
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	(15,158)	(14,039)	(3,017)
Other receivables	(1,735)	24,427	6,054
Other current assets	(7,414)	(90)	(595)
Other long - term assets	8	(8,879)	660
Medical liabilities	63,285	(701)	4,404
Accounts payable and other accrued liabilities	46,782	20,072	17,003
Interest payable on senior notes	--	(139)	5,372
Deferred revenue	(14,373)	5,638	(6,084)
Other long - term liabilities	(410)	99	2,769

Net cash from operating activities	453,905	323,116	208,765

Cash flows from investing activities:
Capital expenditures, net	(14,972)	(13,372)	(13,033)
Proceeds from sales of investments	330,961	391,441	250,322
Proceeds from maturities of investments	290,039	108,231	322,436
Purchases of investments and other	(807,985)	(686,428)	(793,851)
Payments for acquisitions, net	(6,852)	(74,922)	(55,644)
Cash acquired in conjunction with acquisitions	--	14,367	14,770

Net cash from investing activities	(208,809)	(260,683)	(275,000)

Cash flows from financing activities:
Net proceeds from issuance of stock	16,184	15,095	11,984
Net payments for repurchase of stock and warrant	(96,842)	(6,049)	(241,845)
Payments for fractional shares from stock split	(133)	--	--
Proceeds from issuance of senior notes, net	--	--	170,500
Payments for repurchase of senior notes	--	(4,916)	--

Net cash from financing activities	(80,791)	4,130	(59,361)

Net change in cash and cash equivalents	164,305	66,563	(125,596)
Cash and cash equivalents at beginning of period	253,331	186,768	312,364

Cash and cash equivalents at end of period	$ 417,636	$ 253,331	$ 186,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 13,853	$ 14,212	$ 7,662
Income taxes paid, net	$ 150,311	$ 101,682	$ 65,582
Non - cash item - Tax benefit of stock awards	$ 21,449	$ 18,533	$ 15,205

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or Coventry) is a managed health care company operating health plans under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, SouthCare, Southern Health and WellPath. The Company provides a full range of managed care products and services including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products. The Company also administers self-insured plans for large employer groups and rents its provider networks to various third parties.

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

Acquisition	Markets	Type of Business	Year Acquired
American Service Company (“ASC”) entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc. (“HAPA”)	Pennsylvania	HMO	1988
Group Health Plan, Inc. (“GHP”)	Missouri	HMO	1990
Southern Health Services, Inc. (“SHS”)	Virginia	HMO	1994
HealthCare USA, Inc. (“HCUSA”)	Multiple Markets	Medicaid	1995
Principal Health Care, Inc. (“PHC”)	Multiple Markets	HMO	1998
Carelink Health Plans (“Carelink”)	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina (“Kaiser - NC”)	North Carolina	HMO	1999
PrimeONE, Inc. (“PrimeONE”)	West Virginia	HMO	2000
Maxicare Louisiana, Inc. (“Maxicare”)	Louisiana	HMO	2000
WellPath Community Health Plans (“WellPath”)	North Carolina	HMO	2000
Prudential Health Care Plan, Inc. (“Prudential”)	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc. (“Blue Ridge”)	Virginia	HMO	2001
Health Partners of the Midwest (“Health Partners”)	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc. (“Kaiser - KC”)	Kansas	HMO	2001
NewAlliance Health Plan, Inc. (“NewAlliance”)	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc. (“Mid-America”)	Kansas	HMO	2002
PersonalCare Health Management, Inc. (“PersonalCare”)	Illinois	HMO	2003
Altius Health Plans, Inc. (“Altius”)	Utah	HMO	2003
OmniCare Health Plan (“OmniCare”)	Michigan	Medicaid	2004

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

        Reclassifications - Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

        Stock Split - On December 23, 2003, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed January 30, 2004 for stockholders of record on January 9, 2004. The stock split is reflected retroactively in the Company’s consolidated financial statements and notes thereto for all periods presented.

        Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 10.9%, 10.8% and 12.3% of its managed care premiums for the years ended December 31, 2004, 2003 and 2002, respectively, from the federal Medicare program throughout its various markets. The Company also received 11.7%, 11.8% and 13.1% of its managed care premiums for the years ended December 31, 2004, 2003 and 2002, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the year ended December 31, 2004, the State of Missouri accounted for over half the Company’s Medicaid premiums.

        Cash and Cash Equivalents - Cash and cash equivalents consist principally of money market funds, commercial paper and certificates of deposit. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value.

        Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities.” The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

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

        Other Receivables - Other receivables include interest receivables, pharmacy rebate receivables, receivables from providers and suppliers and any other receivables that do not relate to premiums.

        Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

        Long-term Assets - Long-term assets primarily include assets associated with the Supplemental Executive Retirement Plan (“SERP” ) and deferred tax assets.

        Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for business combinations, goodwill and other intangibles in accordance with SFAS No. 141 - “Business Combinations” and SFAS No. 142 - “Goodwill and Other Intangible Assets.” Acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company uses three approaches to identifying the fair value of its goodwill and other intangible assets: the market approach, the market capitalization approach and the income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on market value of the Company’s total shares outstanding. The income approach is based on the present value of expected future cash flows. As impairment charges occur, write-down charges will be recorded in the period in which the impairment took place. See Note C to consolidated financial statements for disclosure related to intangible assets.

        Medical Liabilities and Expense - Medical liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. In determining medical liabilities, the Company employs standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. The Company also considers utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

        The following table shows the components of the change in medical liabilities for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Medical liabilities, beginning of period	$ 597,190	$ 558,599	$ 522,854

Acquisitions	--	38,828	30,778

Reported Medical Costs
Current year	4,257,942	3,693,821	2,985,472
Prior year	(72,047)	(86,532)	(65,973)

Total reported medical costs	$ 4,185,895	$ 3,607,289	$ 2,919,499

Claim Payments
Payments for current year	3,691,092	3,235,902	2,527,999
Payments for prior year	431,518	371,624	386,533

Total claim payments	$ 4,122,610	$ 3,607,526	$ 2,914,532

Medical liabilities, end of period	$ 660,475	$ 597,190	$ 558,599

        Acquisition balances represent medical liabilities as of the applicable acquisition date. Subsequent changes in estimates related to the acquired balances are recorded as adjustments to the settlement account with the acquired entity’s previous owner.

        The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable changes from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends.

        Other Long-term Liabilities - Other long-term liabilities consist primarily of liabilities associated with the SERP and the deferred tax liability associated with the net unrealized gains on investments.

        Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or by the Company upon 30 days notice.

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

        The Company enters into performance guarantees with employer groups where the Company guarantees that it will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy and telephone on-hold time. Under these performance guarantees, the Company could be at risk for not maintaining the standards agreed upon in the contracts. The risk level varies by agreement with penalties based on a variety of calculations including per member per month, percentage of premium, or percentage of administration fees. Performance levels are evaluated at least quarterly. The Company estimates its potential exposure and records the appropriate reserves.

        Stock-based Compensation - The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 - “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for Statement of Financial Accounting Standards (“SFAS”) No. 123 - “Accounting for Stock-Based Compensation” and SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had stock-based compensation cost been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net earnings, as reported	$ 337,117	$ 250,145	$ 145,603

Add: Stock-based employee
compensation expense included in reported
net earnings, net of tax	9,603	6,169	3,655

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(18,383)	(11,170)	(7,503)

Net earnings, pro-forma	$ 328,337	$ 245,144	$ 141,755

EPS, basic - as reported	$ 3.83	$ 2.84	$ 1.64

EPS, basic - pro forma	$ 3.73	$ 2.78	$ 1.60

EPS, diluted - as reported	$ 3.72	$ 2.75	$ 1.58

EPS, diluted - pro forma	$ 3.63	$ 2.70	$ 1.54

        The fair value of the stock options included in the pro-forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	41%	42%	71%
Risk-free interest rate	3.9%	2.4%	2.0%
Expected life	5.0 years	5.2 years	4.9 years

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005 using the modified-prospective method.

        Under the modified-prospective method, compensation cost is recognized beginning on the adoption date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on its results of operations, although it will have no material effect on its overall financial position. The effect of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods using the Black-Scholes method of valuation, the effect of that standard would have approximated the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (as it is dependent upon, among other things, when employees exercise stock options), the amounts of operating cash flows that would have been recognized under SFAS No. 123 in prior periods for such excess tax benefits were $15.8 million, $15.6 million, and $12.9 million in 2004, 2003 and 2002, respectively.

        See Note G to consolidated financial statements for disclosure related to stock-based compensation.

        Contract Acquisition Costs - Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are expensed as incurred.

        Income Taxes - The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note F to consolidated financial statements for disclosures related to income taxes.

        Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and warrants and the vesting of all restricted stock using the treasury stock method.

B. ACQUISITIONS

        During the three years ended December 31, 2004, the Company completed several business combinations and membership purchases. The Company’s business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

        The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2004. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The estimated transition costs may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. In addition, most of the Company’s acquisition agreements contain a provision for a final retroactive balance sheet settlement which may result in adjustments to the purchase price. The purchase price, inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments, is presented below (in thousands):

	Effective Date	Market	Purchase Price
Business Combinations
NewAlliance Health Plan, Inc. (“NewAlliance”)	May 1, 2002	Pennsylvania	$ 8,303
Mid-America Health Partners, Inc. (“Mid-America”)	December 1, 2002	Kansas	$ 41,260
PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 20,521
Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 45,723

Membership Purchases
OmniCare Health Plans (“OmniCare”)	October 1, 2004	Michigan	$ 13,166

C. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2004.

Goodwill

        As described in the Company’s segment disclosure, assets are not allocated to specific products, and, accordingly, goodwill can not be reported by segment. The Company has completed its impairment test of goodwill and has determined that there was no impairment of goodwill as of October 1, 2004, the Company’s annual impairment test date. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance January 1,	$ 281,183	$ 243,746
Acquisition of PersonalCare Health Management, Inc.	--	9,237
Acquisition of Altius Health Plans, Inc.	--	28,496
Transition cost adjustments	(568)	(296)
Impairment loss	--	--

Balance December 31,	$ 280,615	$ 281,183

Other Intangible Assets

        The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of December 31, 2004
Amortized other intangible assets:
Customer Lists	$ 36,647	$ 6,849	$ 29,798	10-15 Years
HMO Licenses	12,600	4,007	8,593	15-20 Years

Total amortized other intangible assets	$ 49,247	$ 10,856	$ 38,391

Unamortized other intangible assets:
Trade Names	$ 100	$ --	$ 100	--

Total unamortized other intangible assets	$ 100	$ --	$ 100

Total other intangible assets	$ 49,347	$ 10,856	$ 38,491

As of December 31, 2003
Amortized other intangible assets:
Customer Lists	$ 23,868	$ 4,718	$ 19,150	5-15 Years
HMO Licenses	11,600	3,403	8,197	15-20 Years

Total amortized other intangible assets	$ 35,468	$ 8,121	$ 27,347

Unamortized other intangible assets:
Trade Names	$ 100	$ --	$ 100	--

Total unamortized other intangible assets	$ 100	$ --	$ 100

Total other intangible assets	$ 35,568	$ 8,121	$ 27,447

        Other intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $2.7 million, $2.5 million and $3.1 million, respectively. Estimated intangible amortization expense is $2.6 million for the years ending December 31, 2005 through 2008 and $2.5 million for the year ending December 31, 2009. The weighted-average amortization period is 14 years for other intangible assets.

D. PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following (in thousands):

	December 31,		Depreciation
	2004	2003	Period
Land	$ 350	$ 350	--
Buildings and leasehold improvements	12,418	11,698	5-40 Years
Equipment	108,944	97,764	3-7 Years

Sub-total	121,712	109,812
Less accumulated depreciation and amortization	(89,519)	(76,727)

Property and equipment, net	$ 32,193	$ 33,085

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $14.9 million, $15.6 million and $15.8 million, respectively.

E. INVESTMENTS

        The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

        The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2004 and 2003 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2004
State and municipal bonds	$ 361,969	$ 8,095	$ (778)	$ 369,286
US Treasury & agency securities	130,715	1,363	(392)	131,686
Mortgage-backed securities	137,511	1,528	(418)	138,621
Asset-backed securities	61,165	974	(314)	61,825
Corporate debt and other securities	605,667	5,307	(2,291)	608,683

	$ 1,297,027	$ 17,267	$ (4,193)	$ 1,310,101

As of December 31, 2003
State and municipal bonds	$ 371,872	$ 11,721	$ (714)	$ 382,879
US Treasury & agency securities	154,057	3,669	(36)	157,690
Mortgage-backed securities	133,473	2,734	(304)	135,903
Asset-backed securities	73,631	2,307	(235)	75,703
Corporate debt and other securities	390,484	11,130	(1,198)	400,416

	$ 1,123,517	$ 31,561	$ (2,487)	$ 1,152,591

        The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2004 and December 31, 2003 (in thousands):

As of December 31, 2004	Amortized Cost	Fair Value
Maturities:
Within 1 year	$ 409,960	$ 409,792
1 to 5 years	463,727	468,624
5 to 10 years	234,421	240,220
Over 10 years	188,919	191,465

Total short-term and long-term securities	$ 1,297,027	$ 1,310,101

As of December 31, 2003	Amortized Cost	Fair Value
Maturities:
Within 1 year	$ 234,553	$ 236,036
1 to 5 years	554,629	570,671
5 to 10 years	312,224	323,040
Over 10 years	22,111	22,844

Total short-term and long-term securities	$ 1,123,517	$ 1,152,591

        Gross investment gains of $2.0 million and gross investment losses of $1.3 million were realized on sales of investments for the year ended December 31, 2004. This compares to gross investment gains of $2.2 million and gross investment losses of $1.5 million on these sales for the year ended December 31, 2003, and gross investment gains of $1.9 million and gross investment losses of $3.1 million on these sales for the year ended December 31, 2002.

        The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 57,504	$ (506)	$ 11,437	$ (272)	$ 68,941	$ (778)
US Treasury & agency securities	96,340	(392)	--	--	96,340	(392)
Mortgage-backed securities	57,306	(357)	3,766	(61)	61,072	(418)
Asset-backed securities	21,786	(226)	1,912	(88)	23,698	(314)
Corporate debt and other securities	264,939	(1,583)	21,184	(708)	286,123	(2,291)

	$ 497,875	$ (3,064)	$ 38,299	$ (1,129)	$ 536,174	$ (4,193)

        The securities referenced in this table do not meet the criteria for an other-than-temporarily impaired investment. These securities have an investment grade credit rating. The current unrealized loss is the result of interest rate increases and not unfavorable changes the credit ratings associated with these securities. These investments are not in high risk industries or sectors and the Company intends to hold these investments for a period of time sufficient to allow for a recovery in market value.

F. INCOME TAXES

        At December 31, 2004, the Company had approximately $53 million of federal and $93 million of state tax net operating loss carryforwards. The net operating losses were primarily acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2024.

        The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current provision:
Federal	$ 175,671	$ 124,821	$ 70,892
State	16,522	9,189	7,100
Deferred provision:
Federal	(3,908)	7,026	1,883
State	1,589	1,883	263

	$ 189,874	$ 142,919	$ 80,138

        The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years Ended December 31,
	2004	2003	2002
Statutory federal tax rate	35.00%	35.00%	35.00%

Effect of:
State income taxes, net of federal taxes	2.48%	2.34%	2.30%
Release of state NOL valuation allowance	(0.16%)	(0.61%)	--
Tax exempt interest income	(0.76%)	(0.93%)	(1.13%)
Remuneration disallowed	0.49%	0.92%	--
Other	(1.02%)	(0.36%)	(0.67%)

Income tax provision	36.03%	36.36%	35.50%

        The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Deferred revenue	$ 4,426	$ 6,064
Medical liabilities	7,181	7,024
Accounts receivable	92	538
Deferred compensation	21,052	11,828
Other accrued liabilities	20,328	18,495
Other assets	4,555	8,744
Net operating loss carryforwards	22,637	29,039

Gross deferred tax assets	80,271	81,732
Less valuation allowance	--	(859)

Deferred tax asset	$ 80,271	$ 80,873

Deferred tax liabilities:
Other liabilities	$ (5,213)	$ (3,131)
Intangibles	(4,310)	(4,812)
Unrealized gain on securities	(5,161)	(11,235)

Gross deferred tax liabilities	(14,684)	(19,178)

Net deferred tax asset	$ 65,587	$ 61,695

        The valuation allowance at December 31, 2003 for deferred tax assets was due to the Company’s belief that the realization of the deferred tax asset resulting from net operating losses associated with certain acquisitions was unlikely. There is no valuation allowance at December 31, 2004 because now that these acquired companies are consistently profitable, the Company believes that the realization of the deferred tax asset is more likely than not.

G. EMPLOYEE BENEFIT PLANS

        Stock-Based Compensation

        As of December 31, 2004, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards.

        The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. At the annual meeting of shareholders held on June 3, 2004, the Company’s shareholders voted to increase the shares of common stock authorized for issuance under the Stock Incentive Plan from an aggregate of 16.5 million shares to an aggregate of 22.5 million shares. Shares available for issuance under the Stock Incentive Plan were 4.7 million and 1.8 million as of December 31, 2004 and 2003, respectively.

Stock Options

        Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2004, the Stock Incentive Plan had outstanding options representing 6.6 million shares of common stock.

        Transactions with respect to stock options granted under the Stock Incentive Plan for the three years ended December 31, 2004 were as follows (shares in thousands):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,353	$ 15.36	5,702	$ 8.15	7,886	$ 6.03
Granted	2,684	$ 48.13	1,876	$ 28.36	705	$ 18.75
Exercised	(1,307)	$ 11.56	(2,048)	$ 7.11	(2,499)	$ 4.47
Cancelled	(173)	$ 31.51	(177)	$ 16.21	(390)	$ 7.99

Outstanding at end of year	6,557	$ 29.11	5,353	$ 15.36	5,702	$ 8.15

Exercisable at end of year	2,282	$ 9.71	2,725	$ 6.86	3,656	$ 6.07

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 3.00 - $ 6.99	1,642	4.1	$ 5.64	1,642	$ 5.64
$ 7.00 - $ 28.99	2,125	7.8	$ 23.32	606	$ 19.55
$ 29.00 - $ 47.99	420	9.3	$ 38.79	34	$ 31.23
$ 48.00 - $ 52.99	2,370	9.5	$ 48.85	--	--

$ 3.00 - $ 52.99	6,557	7.6	$ 29.11	2,282	$ 9.71

        The weighted-average grant date fair values for options granted in 2004, 2003 and 2002 were $20.07, $10.69 and $10.44, respectively.

Restricted Stock Awards

        During 2004, the Company awarded 563,000 shares of restricted stock. The weighted average fair value, at the measurement date, of the restricted stock awards was $52.78. The fair value of the restricted shares is amortized over various vesting periods through 2008. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods of approximately $15.5 million, $9.6 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The deferred portion of the restricted stock is reported as a reduction to additional paid in capital and was $37.2 million at December 31, 2004.

        Employee Stock Purchase Plan

        The Company’s Employee Stock Purchase Plan (“ESPP”), implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined. The Company has reserved 1.4 million shares of stock for this plan and has issued 25,900, 25,700 and 16,500 shares in 2004, 2003 and 2002, respectively. Remaining shares available for issuance under the ESPP were 1.2 million as of December 31, 2004.

        Employee Retirement Plans

        As of December 31, 2004, the Company had two defined contribution retirement plans qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”) and the Mid-America Health Partners Inc. 401(k) and Investment Plan (the “MAH Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan.

        Under the Savings Plan, participants may defer up to 15% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants will vest in the Company’s matching contributions in 50% increments annually on their anniversary date over a period of two years of service with the Company. Effective January 1, 2004, the Savings Plan was amended to permit divestiture, whereby employees with three or more years of service were eligible to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing. All costs of the Savings Plan are funded by the Company and participants as they are incurred.

        Several acquisitions have been completed since the adoption of the Savings Plan. Pursuant to specific terms of each acquisition’s respective merger agreement, the surviving entity (1) became an adopting employer of the Savings Plan, and/or (2) commenced participation in the Savings Plan following approval by the Company’s Board of Directors.

Merged/Acquired Entity	Effective Date
NewAlliance Health Plan, Inc. (2)	July 1, 2002
Mid-America Health Partners Inc. (2)	December 2, 2002
PersonalCare Health Management, Inc. (1) (2)	February 1, 2003
Altius Health Plans, Inc. (1) (2)	January 1, 2004

        Immediately upon participation in the Savings Plan, all participant account balances included in the assets of the former qualified retirement plan were rolled over into the Savings Plan and employees were permitted to commence participation in the Savings Plan, except for participants of the former Mid-America Health Partners. All employees of the former Mid-America Health Partners were eligible to participate in the Savings Plan effective December 2, 2002; however their balance in the MAH Plan remained in the MAH Plan. The MAH Plan was terminated effective December 1, 2002 and the MAH Plan assets will remain until the earlier of (i) termination of employment with Coventry or one of its affiliates; or (ii) receipt of the Internal Revenue Service determination letter approving the termination of the MAH Plan. No contributions were made to the MAH Plan after December 1, 2002. The MAH Plan assets are held by Fidelity Management Trust Company, the funding agent of the assets held under the terms of the Plan and Trust. All participants in the MAH Plan were 100% vested in employer matching contributions as of December 1, 2002. All costs of the MAH Plan are funded by the Company and participants as they are incurred. All employees of Altius were eligible to participate in the Savings Plan effective January 1, 2004. The Altius SaveMore 401(k) Plan (the “Altius Plan”) was frozen effective December 31, 2003 and the Plan assets were merged with and into the Savings Plan on February 2, 2004. No contributions were made to the Altius Plan after December 31, 2003. The Altius Plan assets were held by Reliance Trust Company, the funding agent of the assets held under the terms of the Plan and Trust. All participants in the Altius Plan were 100% vested in employer matching contributions as of September 1, 2003. All costs of the Altius Plan were funded by the Company and participants as they were incurred.

        Supplemental Executive Retirement Plan

        As of December 31, 2004, the Company was the sponsor of a Supplemental Executive Retirement Plan (the “SERP”), currently known as the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the SERP are funded by the Company as they are incurred.

        The cost, principally employer matching contributions, of the Savings Plan and the SERP charged to operations for 2004, 2003 and 2002 was $7.5 million, $7.3 million and $5.4 million, respectively.

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

        In August 2003, the Company repurchased a portion of its senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. The Company recorded a loss on the repurchase in accordance with SFAS No. 145 which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations. The loss of $0.5 million was included as additional senior notes interest expense. The carrying value of the senior notes is equal to the face value and the fair value is based on the quoted market prices. As of December 31, 2004, the carrying value was $170.5 million and the fair value was $185.2 million. As of December 31, 2003, the carrying value was $170.5 million and the fair value was $189.7 million.

        The senior notes contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all covenants under the senior notes.

I. COMMITMENTS AND CONTINGENCIES

        As of December 31, 2004, the Company is contractually obligated to make the following payments within the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Senior notes	$ 170,500	$ --	$ --	$ --	$ 170,500
Interest payable on senior notes	103,898	13,853	27,706	27,706	34,633
Operating leases	72,204	15,010	25,748	17,964	13,482

Total contractual obligations	346,602	28,863	53,454	45,670	218,615

Less sublease income	(9,039)	(1,246)	(2,094)	(2,085)	(3,614)

Net contractual obligations	$ 337,563	$ 27,617	$ 51,360	$ 43,585	$ 215,001

        During the first quarter of 2005, the Company incurred additional indebtedness in order to finance the acquisition of First Health Group Corporation’s outstanding common stock, refinance the existing indebtedness of First Health and pay related transaction fees and expenses. See Note P to consolidated financial statements for disclosure related to subsequent events.

        Leases

        The Company operates primarily in leased facilities with original lease terms of up to ten years with options for renewal. Through its acquisitions, the Company has office equipment leases with terms of approximately three years.

        Total rent expense was $19.0 million, $17.4 million and $15.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

        Legal Proceedings

        In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2004 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary.

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy, conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant. The plaintiffs have now filed a motion to certify various subclasses as to Coventry. Coventry has filed its opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs. Both settlement agreements have been filed with the Court and have received final approval. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although the Company can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

        Several companies in the insurance industry have received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industrywide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. Coventry has not been served with any such subpoenas.

        As a consequence of the Attorney General investigations in New York and Connecticut, Coventry, like most other companies in the insurance industry, has received Letters of Inquiry from the departments of insurance in several states in which it does business. These Letters, which are very similar, if not identical, seek information regarding broker compensation arrangements, bid quoting practices and conduct which may potentially constitute antitrust violations. Coventry has provided the information requested by these Letters and currently does not anticipate any additional follow up or requests for additional information.

        Capitation Arrangements

        A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 7.1%, 9.9%, and 8.9% of the Company’s total medical costs for the years ended December 31, 2004, 2003 and 2002, respectively. Membership associated with global capitation arrangements was approximately 127,000, 145,000 and 116,000 as of December 31, 2004, 2003 and 2002, respectively.

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

        HealthAmerica Pennsylvania, Inc. (“HealthAmerica”), the Company’s Pennsylvania HMO subsidiary, received audit reports from the OPM that questioned approximately $31.1 million of subscription charges that were paid to HealthAmerica under the FEHBP for contract years 1993 - 1999. In the fourth quarter of 2003, HealthAmerica settled this dispute with the OPM and the U.S. Department of Justice. The final settlement payment of $29.0 million was fully reserved by HealthAmerica and therefore had no impact on 2003 earnings, the regulated capital of HealthAmerica, or its consolidated stockholders’ equity.

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

        Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2004. The Company has a risk of incurring losses if such allowances are not adequate.

K. STATUTORY INFORMATION

        The Company’s HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2004, the Company received $173.6 million in dividends and $12.6 million for note repayments from its regulated subsidiaries.

        The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that, if adopted, would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital appropriate for a managed care organization to support its overall business operations in consideration of its size and risk profile. The managed care organization’s RBC is calculated by applying factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a managed care organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula. The Company’s health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

        Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control

        The majority of states in which the Company operates health plans have adopted an RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. The Company has adopted an internal policy to maintain all of its regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which the Company’s regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2004 and 2003 (in millions except percentage data).

Statutory Information (in millions, except percentage data)
	2004	2003
Regulated capital and surplus	$ 727.3 (a)	$ 585.4
300% of RBC	$ 515.4 (a)	$ 449.4
Excess capital and surplus above 300% of RBC	$ 211.9 (a)	$ 136.0
Capital and surplus as percentage of RBC	423% (a)	391%
Statutory deposits	$ 23.1	$ 23.2

(a) unaudited

        The increase in capital and surplus for the Company’s regulated subsidiaries is a result of income from 2004 offset by dividends paid to the parent company.

        Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $383.1 million and $209.5 million at December 31, 2004 and December 31, 2003, respectively. The increase in non-regulated cash and investments is primarily a result of dividends received from subsidiaries mentioned above and ordinary operating activities offset by stock repurchases made and payments for acquisitions. During the year ended December 31, 2004, Coventry made capital contributions of approximately $20.0 million to the Company’s HMO subsidiaries. Of this total, $16.0 million was made to the Company’s newly formed Michigan subsidiary to meet statutory capital requirements.

L. OTHER INCOME

        Other income for the years ended December 31, 2004, 2003 and 2002 includes investment income, net of fees, of approximately $44.1 million, $40.2 million and $40.9 million, respectively.

M. SHARE REPURCHASE PROGRAM

        The Company’s Board of Directors has approved a program to repurchase up to 10% of its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, the Company purchased 3.3 million shares of its common stock in 2002 at an aggregate cost of $65.5 million, no shares in 2003 and 2.0 million shares during the first quarter of 2004 at an aggregate cost of $84.6 million. The total remaining common shares the Company is authorized to repurchase under the program is approximately 1.8 million as of December 31, 2004. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

N. SEGMENT INFORMATION

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

        The Company evaluates the performance of its operating segments and allocates resources based on gross margin. Assets are not allocated to specific products and, accordingly, can not be reported by segment. The following tables summarize the Company’s reportable segments through gross margin and include a medical loss ratio (“MLR”) calculation:

	Years Ended December 31, (in thousands)
	Commercial	Medicare	Medicaid	Total
2004
Revenues	$ 4,024,219	$ 564,779	$ 609,601	$ 5,198,599
Medical costs	3,182,732	470,611	532,552	4,185,895

Gross margin	$ 841,487	$ 94,168	$ 77,049	$ 1,012,704
MLR	79.1%	83.3%	87.4%	80.5%

2003
Revenues	$ 3,438,424	$ 480,258	$ 523,763	$ 4,442,445
Medical costs	2,746,236	402,688	458,365	3,607,289

Gross margin	$ 692,188	$ 77,570	$ 65,398	$ 835,156
MLR	79.9%	83.8%	87.5%	81.2%

2002
Revenues	$ 2,614,370	$ 432,556	$ 457,289	$ 3,504,215
Medical costs	2,163,709	371,538	384,252	2,919,499

Gross margin	$ 450,661	$ 61,018	$ 73,037	$ 584,716
MLR	82.8%	85.9%	84.0%	83.3%

O. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2004 and 2003.

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Operating revenues	$ 1,287,967	$ 1,310,006	$ 1,329,816	$ 1,384,180
Operating earnings	110,710	123,387	128,206	134,368
Earnings before income taxes	117,979	130,743	135,443	142,826
Net earnings	74,327	84,002	87,022	91,766
Basic earnings per share	0.85	0.96	0.99	1.04
Diluted earnings per share	0.82	0.93	0.96	1.01

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Operating revenues	$ 1,065,418	$ 1,096,431	$ 1,149,989	$ 1,223,305
Operating earnings	69,454	91,255	102,094	103,394
Earnings before income taxes	76,165	99,104	107,179	110,616
Net earnings	49,507	63,427	67,523	69,688
Basic earnings per share	0.57	0.72	0.76	0.78
Diluted earnings per share	0.55	0.70	0.74	0.76

P. SUBSEQUENT EVENTS

        On January 28, 2005, the Company completed the acquisition of First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.1791 shares of Coventry common stock. As a result of the merger, the Company paid $863.2 million in cash and issued approximately 16.5 million shares of its common stock to stockholders of First Health.

        In connection with the acquisition, Coventry entered into new senior, unsecured credit facilities consisting of a $300 million five-year term loan, all of which was drawn at closing, and a $150 million five-year revolving credit facility, of which $65 million was drawn at closing.

        Loans under the new senior credit facilities bear interest at a margin or spread in excess of either (1) the one-, two-, three- or six-month rate for the Eurodollar deposits (the “Eurodollar Rate”) or (2) the greater of the federal funds rate plus 0.5% or the prime rate of the Administrative Agent (“ABR”), as selected by the Company. The margin or spread depends on the debt ratings assigned to the new credit facilities and the Company’s consolidated leverage ratio and varies from 0.75% to 2% for Eurodollar Rate loans and from 0% to 1% for ABR loans. Commitment fees will accrue and be payable quarterly in arrears at an initial rate of 0.375% per annum, and subsequently at a rate ranging from 0.25% to 0.5% depending on the debt ratings assigned to the new credit facilities and the Company’s consolidated leverage ratio, multiplied by the daily average undrawn portion of the revolving credit facility.

        The Credit Agreement contains covenants, including, among other things, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur additional indebtedness; incur guarantee obligations; create or permit liens on assets, engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make loans, advances or other investments (including acquisitions); engage in certain transactions with affiliates; agree with others to limit their ability to grant liens on assets; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The new senior credit facilities also require compliance with specified financial ratios and tests, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth requirement.

        Coventry also closed the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of Coventry and rank equal in right of payment to all of Coventry’s existing and future senior debt, including its existing 8.125% senior notes due 2012 and its new credit facilities.

        The Indentures under which the notes have been issued, among other things, restrict the Company’s ability and the ability of the Company’s restricted subsidiaries to: make investments; incur or guarantee additional indebtedness; pay dividends or make other distributions on capital stock or redeem or repurchase capital stock; create liens; incur dividend or other payment restrictions affecting subsidiaries; and merge or consolidate with other entities. From and after the date on which the notes receive investment grade ratings from two designated rating agencies, certain covenants related to the notes will terminate.

        Coventry used the proceeds from the new credit facilities and senior notes, together with approximately $221 million of cash on hand, to fund the First Health acquisition, including the repayment of First Health’s outstanding bank debt and related transaction expenses.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a: Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

        Coventry’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2004, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal controls over the financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Coventry Health Care, Inc.

        We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Coventry Health Care, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in  reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 15, 2005 expressed an unqualified opinion.

     Ernst & Young LLP

Baltimore, Maryland
February 15, 2005

Item 9b: Other information

        Not applicable

PART III

Item 10: Directors and Executive Officers of the Registrant.

        The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Financial Expert,” “Nomination of Board Members” and “Code of Ethics” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of our Company.”

Item 11: Executive Compensation.

        The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

        The information set forth under the captions “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions.

        The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

        The information set forth under the caption “Fees Paid to Independent Auditors” and “Audit Committee’s Pre-approval Policies and Procedures” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

      2. Financial Statement Schedules

Schedule V - Valuation and Qualifying Accounts	S - 1

      3. Exhibits Required To Be Filed By Item 601 Of Regulation S-K

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 13, 2004, by and among Coventry Health Care, Inc., Coventry Merger Sub Inc. and First Health Group Corp. (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K dated October 14, 2004). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.)

3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form S-4, Registration Statement No. 333-45821).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2.4 to the Company's Current Report on Form 8-K filed on November 10, 2004).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.2.1

Rights Agreement dated March 30, 1998 between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 8, 1998).

4.2.2

Amendment No. 1 to Rights Agreement, dated as of December 18, 1998 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 21, 1998).

4.2.3

Amendment No. 2 to Rights Agreement, dated as of May 5, 2000 by and between Coventry Health Care, Inc. and ChaseMellon Shareholder Services, L.L.C., now known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

4.2.4

Amendment No. 3 to Rights Agreement, dated as of March 5, 2003, by and between Coventry Health Care, Inc. and Mellon Investor Services LLC, formerly ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2.4 to the Company's Current Report on Form 8-K dated March 5, 2003).

4.3

Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, now known as Wachovia Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Company's Form S-4, Registration Statement No. 333-83106).

4.4

Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, now known as Wachovia Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to the Company's Form S-4, Registration Statement No. 333-83106).

4.5

Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.6

Form of Note for the 2012 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.7

Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.8

Form of Note for the 2015 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.9

Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC and Wachovia Securities (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.10

Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC and Wachovia Securities (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

10.1

Transition and Retirement Agreement effective as of January 1, 2005, between Allen F. Wise and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated September 23, 2004).

10.2

Employment Agreement effective as of January 1, 2005 between Thomas P. McDonough and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on March 15, 2005).

10.3

Employment Agreement effective as of January 1, 2005, between Dale B. Wolf and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K/A dated November 23, 2004).

10.4

Employment Agreement effective as of January 1, 2005, between Harvey C. DeMovick and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K/A dated November 23, 2004).

10.5

Employment Agreement effective as of August 1, 2004, between Thomas C. Zielinski and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.8 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6

Employment Agreement effective as of August 27, 2001, between Richard J. Gilfillan and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.7

Employment Agreement effective as of January 1, 2005, between Shawn M. Guertin and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated November 19, 2004).

10.8

Employment Agreement effective June 1, 2004, between Bernard J. Mansheim, M.D. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.7 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.9

Employment Agreement effective as of January 1, 2005, between Francis S. Soistman and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 19, 2004).

10.10	Directors' Compensation Schedule effective March 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2005).

10.11	Summary of Named Executive Officer Compensation.

10.12

Third Amended and Restated 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.8.2 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.13

1993 Outside Directors Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.3 attached to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.14	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.15

Coventry Corporation 1997 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.29 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16

Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.17	Coventry Health Care, Inc. 2004 Incentive Plan, effective June 3, 2005.

10.18	Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement.

10.19	Form of Coventry Health Care, Inc. Restricted Stock Award Agreement.

10.20	2003 Management Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended December 31, 2002.)

10.21	2004 Management Incentive Plan (Incorporated by reference to Exhibit 10.19 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.22	2004 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.20 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.23	2005 Management Incentive Plan (Incorporated by reference to Exhibit 10.3 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.24	2005 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.25	2003 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report, on Form 10-Q for the quarter ended June 30, 2003.

10.26	2004 Mid-Term Executive Retention Program.

10.27

Special Incentive Plan effective as of January 1, 2005 among Thomas P. McDonough and James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.28

Coventry Health Care, Inc. Retirement Savings Plan, as amended and restated, effective April 1, 1998 (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.29

Amendment No. 1 to the Company's Retirement Savings Plan executed as of May 14, 2002 (Incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.30

Amendment No. 2 to the Company's Retirement Savings Plan executed as of October 29, 2002 (Incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.31	Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan (As amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004).

10.32

Coventry Share Plan, as amended and restated, effective as of September 1, 2002 (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.33

Credit Agreement, dated as of January 28, 2005, by and among Coventry and the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Lasalle Bank National Association and Wachovia Bank, National Association, as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and Canadian Imperial Bank of Commerce, as Administrative Agent (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

14

Code of Business Conduct and Ethics adopted by the Board of Directors of the Company on February 20, 2003, as amended on March 3, 2005 (Incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed on March 8, 2005).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	March 16, 2005	By: /s/ Dale B. Wolf

Dale B. Wolf
Chief Executive Officer and Director

Date:	March 16, 2005	By: /s/ Shawn M. Guertin

Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	March 16, 2005	By: /s/ John J. Ruhlmann

John J. Ruhlmann
Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chairman of the Board and Director	March 16, 2005

Allen F. Wise

	By: /s/ Dale B. Wolf	Chief Executive Officer and Director	March 16, 2005

Dale B. Wolf

	By: /s/ Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2005

Shawn M. Guertin

	By: /s/ John H. Austin, M.D.	Director	March 10, 2005

John H. Austin, M.D.

Director

Joel Ackerman

	By: /s/ L. Dale Crandall	Director	March 16, 2005

L. Dale Crandall

Director

Emerson D. Farley, Jr. M.D.

	By: /s/ Lawrence N. Kugelman	Director	March 16, 2005

Lawrence N. Kugelman

	By: /s/ Rodman W. Moorhead, III	Director	March 16, 2005

Rodman W. Moorhead, III

	By: /s/ Robert W. Morey	Director	March 12, 2005

Robert W. Morey

	By: /s/ Elizabeth E. Tallett	Director	March 16, 2005

Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	March 16, 2005

Timothy T. Weglicki

S-1

SCHEDULE V
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged to Income Statement (1)	Deductions (Charge Offs) (1)	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$ 1,373	$ 2,993	$ (3,491)	$ 875
Year ended December 31, 2003:
Allowance for doubtful accounts	$ 2,885	$ 1,364	$ (2,876)	$ 1,373
Year ended December 31, 2002:
Allowance for doubtful accounts	$ 4,252	$ 888	$ (2,255)	$ 2,885

(1)	Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge-offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.11	Summary of Named Executive Officer Compensation.

10.17	Coventry Health Care, Inc. 2004 Incentive Plan, effective June 3, 2005.

10.18	Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement.

10.19	Form of Coventry Health Care, Inc. Restricted Stock Award Agreement.

10.26	2004 Mid-Term Executive Retention Program.

10.31	Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan (As amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

Note: This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.