Form 10-Q
period 2005-03-31
COVENTRY HEALTH CARE INC
filed 2005-05-10
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☑ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock $.01 Par Value	107,376,950

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 318,465	$ 417,636
Short–term investments	426,148	349,722
Accounts receivable, net	213,431	104,924
Other receivables, net	82,573	47,070
Deferred income taxes	59,856	37,368
Other current assets	32,402	16,307

Total current assets	1,132,875	973,027
Long-term investments	1,059,290	960,379
Property and equipment, net	318,889	32,193
Goodwill	1,576,142	280,615
Other intangible assets, net	444,634	38,491
Other long-term assets	65,064	55,895

Total assets	$ 4,596,894	$ 2,340,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 712,516	$ 660,475
Accounts payable and other liabilities	361,917	211,809
Deferred revenue	115,825	59,536
Current portion of long-term debt	30,000	--

Total current liabilities	1,220,258	931,820
Long-term debt	998,000	170,500
Other long-term liabilities	255,341	25,854

Total liabilities	2,473,599	1,128,174

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized
123,225 issued and 107,378 outstanding in 2005
106,137 issued and 90,212 outstanding in 2004	1,232	1,061
Treasury stock, at cost; 15,847 in 2005; 15,925 in 2004	(289,637)	(291,054)
Additional paid-in capital	1,414,026	608,648
Accumulated other comprehensive (loss) income	(745)	8,002
Retained earnings	998,419	885,769

Total stockholders’ equity	2,123,295	1,212,426

Total liabilities and stockholders’ equity	$ 4,596,894	$ 2,340,600

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2005	2004
Operating revenues:
Managed care premiums	$1,401,371	$1,259,581
Management services	163,829	28,386

Total operating revenues	1,565,200	1,287,967

Operating expenses:
Medical costs	1,119,149	1,023,738
Selling, general and administrative	251,737	149,210
Depreciation and amortization	15,840	4,309

Total operating expenses	1,386,726	1,177,257

Operating earnings	178,474	110,710

Interest expense	12,908	3,572
Other income, net	13,957	10,841

Earnings before income taxes	179,523	117,979

Provision for income taxes	66,872	43,652

Net earnings	$ 112,651	$ 74,327

Net earnings per share:
Basic earnings per share	$ 1.12	$ 0.85

Diluted earnings per share	$ 1.09	$ 0.82

Weighted average common shares outstanding:
Basic	100,753	87,920
Effect of dilutive options, warrants and restricted stock	2,545	2,702

Diluted	103,298	90,622

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2005	2004
Net cash from operating activities	$ 217,265	$ 127,149

Cash flows from investing activities:
Capital expenditures, net	(15,710)	(722)
Proceeds from sales of investments	78,134	77,290
Proceeds from maturities of investments	110,813	41,307
Purchases of investments	(273,186)	(142,382)
Payments for acquisitions, net of cash acquired	(863,454)	(751)

Net cash from investing activities	(963,403)	(25,258)

Cash flows from financing activities:
Proceeds from issuance of stock	4,322	898
Payments for repurchase of stock	--	(84,553)
Proceeds from issuance of debt, net	850,145	--
Payments for retirement of debt	(207,500)	--
Payments for fractional shares from stock split	--	(133)

Net cash from financing activities	646,967	(83,788)

Net change in cash and cash equivalents	(99,171)	18,103
Cash and cash equivalents at beginning of period	417,636	253,331

Cash and cash equivalents at end of period	$ 318,465	$ 271,434

        See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.     BASIS OF PRESENTATION

        The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2004.

B.     SIGNIFICANT ACCOUNTING POLICIES

        Stock–based Compensation – The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 — “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had stock-based compensation cost been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	Quarters Ended March 31,
	2005	2004
Net earnings, as reported	$ 112,651	$ 74,327
Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	2,891	1,819

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(6,140)	(3,132)

Net earnings, pro-forma	$ 109,402	$ 73,014

EPS, basic - as reported	$ 1.12	$ 0.85

EPS, basic - pro-forma	$ 1.09	$ 0.83

EPS, diluted - as reported	$ 1.09	$ 0.82

EPS, diluted - pro-forma	$ 1.06	$ 0.81

        In April 2005, the Securities and Exchange Commission (“SEC”) issued a rule that amends the compliance date for SFAS No. 123 (revised 2004) – “Share-Based Payment,” which is a revision of SFAS No. 123. The SEC’s rule allows the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

C.     ACQUISITION

        Effective January 28, 2005, the Company completed the acquisition of First Health Group Corp. (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. The Company believes the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identifiable intangible assets acquired for a number of reasons, including but not limited to:

  significantly expands the Company’s geographic presence, creating a national healthcare platform with substantial growth opportunities;
  diversifies the Company’s product offerings and client base and enables us to serve a full spectrum of healthcare and workers’ compensation clients nationwide, ranging from national accounts to small businesses and including corporate, federal government, state government, Medicaid and Medicare clients;
  significantly increases the Company’s fee-based, non-regulated cash flows; and
  leverages the Company’s existing operating expertise and administrative infrastructure

        Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.1791 shares of Coventry common stock. As a result of the merger, the Company paid $863.1 million in cash and issued approximately 16.5 million shares of its common stock to stockholders of First Health. A value of $784.2 million was assigned to the shares issued based on the average closing price of Coventry common stock for the two days before, the day of and the two days after the acquisition announcement date of October 14, 2004.

        The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $56.1 million include estimated costs for involuntary employee termination of $31.3 million, estimated costs for exiting certain leased building space of $9.8 million and other transition cost accruals. The estimated transition costs may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. Deferred tax liabilities associated with the acquisition were $136.1 million. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Assigned Value	Amortization Period (Yrs)
Goodwill	$ 1,295.7	--
Unamortized tradename	85.8	--
Customer lists	272.2	10
Provider network	52.5	20
Amortized tradename	1.2	4

Total intangible assets	$ 1,707.4

        The Company has allocated the excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion to goodwill. The following table lists the Company’s preliminary estimate of the fair value of the tangible assets and liabilities as of the acquisition date (in millions):

Cash, cash equivalents, investments	$ 170.7
Property, equipment, capitalized software, other assets	494.2
Medical costs payable	(41.8)
Other current liabilities	(144.2)
Long-term debt	(200.0)
Other long-term liabilities	(145.5)

Net tangible assets acquired	$ 133.4

        The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in the Company’s consolidated financial statements since the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations assumes the First Health acquisition occurred on January 1, 2005 and 2004 (in millions, except per share data):

	Quarters Ended March 31,
	2005	2004
Operating revenues	$ 1,628.6	$ 1,506.1
Net earnings	118.9	97.0
Earnings per share, basic	$ 1.13	$ 0.93
Earnings per share, diluted	$ 1.10	$ 0.91

        The pro forma amounts represent historical operating results of the Company and First Health and include the pro forma effect of Coventry shares issued in the acquisition, the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisition and the associated income tax effects of the pro forma adjustments. The pro forma amounts exclude material, nonrecurring items including the expense related to the purchase of outstanding options of $27.2 million net of tax and a provision for a non-recurring loss accrual of $8.0 million net of tax. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisition had been completed at the beginning of the periods presented nor are they necessarily indicative of operating results in future periods in which the Company might realize cost savings.

D.     DEBT

        On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been exchanged and are now registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of Coventry and rank equal in right of payment to all of Coventry’s existing and future senior debt, including its existing 8.125% senior notes due 2012 and its new credit facilities.

        Coventry also entered into new senior, unsecured credit facilities consisting of a $300 million five-year term loan and a $150 million five-year revolving credit facility, of which $65 million was drawn at closing. During the quarter, we made a scheduled repayment of $7.5 million of the term loan.

        The proceeds from the sale of the new senior notes and credit facilities were used to finance the acquisition of all of First Health’s outstanding common stock, refinance the existing indebtedness of First Health and pay related transaction fees and expenses.

        The Company’s senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. The Company has complied with all ratios and covenants under the senior notes and credit facilities.

E.     CONTINGENCIES

        Coventry Health Care, Inc. is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant.

        The plaintiffs have now filed a motion to certify various subclasses as to Coventry. Coventry has filed its opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Two other defendants have recently settled with the plaintiffs and have filed motions with the trial court for preliminary approval of their settlements. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although the Company can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

F.     RESTRICTED STOCK AWARDS

        The Company awarded 77,500 shares of restricted stock in the current quarter. The weighted average fair value of the restricted stock awards was $63.73. The fair value of the restricted shares is amortized over various vesting periods through March 2009. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods of approximately $4.6 million and $2.9 million for the quarters ended March 31, 2005 and 2004, respectively. The deferred portion of the restricted stock is reported as a reduction to additional paid in capital and was $36.8 million at March 31, 2005 and $37.2 million at December 31, 2004.

G.     SEGMENT INFORMATION

        The Company has two reportable segments: Health Plans and First Health. The Company’s reportable segments have changed from those reported in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004 as a result of the acquisition of First Health. Each of these segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Health Plans segment provides commercial, Medicare and Medicaid products to a cross section of employer groups and individuals. Commercial products include HMO, PPO and POS products. HMO products provide comprehensive health care benefits to members primarily through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

        The First Health segment provides services to the following sectors:

  National Accounts – a variety of stand-alone managed care services and a portfolio of integrated health plan products to self-insured payors
  Federal Employees Health Benefit Plan – a variety of managed care and administrative services available to federal employees and annuitants
  Network Rental – national PPO network and other managed care products to national, regional and local third party administrators
  Medicaid/Public Sector – offers products and services more specialized to the needs of state governments as public sector health programs move toward more efficient utilization of health services. Product offerings include fiscal intermediary, pharmacy benefit management and clinical management services
  Workers’ Compensation Services – managed care administrative services including access to the First Health Network, bill review and clinical management

        The table below summarizes the Company’s reportable segments (in thousands). “Other” represents depreciation and amortization expenses that are not allocated to segments and are not reviewed by management on a segment basis. First Health only includes results since the date of acquisition. Disclosure of total assets by reportable segment has not been disclosed, as they are not reported internally by the Company.

Quarter Ended March 31, 2005
	Health Plans	First Health	Other	Total
Operating Revenue:
Managed care premiums	$ 1,394,439	$ 6,932	$ --	$ 1,401,371
Management services	$ 28,892	$ 134,937	$ --	$ 163,829

Total operating revenues	$ 1,423,331	$ 141,869	$ --	$ 1,565,200

Total operating expenses	$ 1,272,071	$ 98,815	$ 15,840	$ 1,386,726

Operating earnings	$ 151,260	$ 43,054	$ (15,840)	$ 178,474

        Previous reportable segment disclosures were of the Company’s Health Plan insured products. The following table summarizes the Company’s Health Plan products through gross margin and includes a medical loss ratio (“MLR”) calculation and has been included for period comparison purposes (in thousands):

	Quarters Ended March 31,
	Commercial	Medicare	Medicaid	Total
2005
Managed care premiums	$1,036,720	$167,803	$189,916	$1,394,439
Medical costs	816,637	137,946	158,398	1,112,981

Gross margin	$ 220,083	$ 29,857	$ 31,518	$ 281,458
MLR	78.8%	82.2%	83.4%	79.8%

2004
Managed care premiums	$ 981,863	$136,096	$141,622	$1,259,581
Medical costs	779,714	120,934	123,090	1,023,738

Gross margin	$ 202,149	$ 15,162	$ 18,532	$ 235,843
MLR	79.4%	88.9%	86.9%	81.3%

        First Health operations are aligned into five sectors. Identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations. Revenue from the Company’s First Health sectors for the quarter ended March 31, 2005 is as follows (in thousands):

National Accounts	$ 26,595
Federal Employees Health Benefits Plan	30,295
Network Rental	17,836
Medicaid/Public Sector	30,727
Workers’ Compensation	36,416

Total revenue for First Health	$ 141,869

H.     COMPREHENSIVE INCOME

        Comprehensive income for the quarters ended March 31, 2005 and 2004 was as follows (in thousands):

	Quarters Ended March 31,
	2005	2004
Net earnings	$ 112,651	$ 74,327
Other comprehensive gain:
Holding (loss) gain:	(14,547)	6,835
Reclassification adjustment	206	(237)

Sub-total	(14,341)	6,598
Tax benefit (provision)	5,594	(2,573)

Comprehensive income	$ 103,904	$ 78,352

        The unrealized loss on the Company’s investment portfolio for the first quarter of 2005 was a result of an increase in interest rates during the first quarter of 2005.

I.     INVESTMENTS

        Through its acquisition of First Health, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of March 31, 2005 was $52.0 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income since the date of the acquisition was $1.2 million and is included in other income. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

J.     SUBSEQUENT EVENTS

        On April 29, 2005, the Company paid off its $65 million revolving credit facility, which it had acquired to partially finance the acquisition of First Health.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2005 and 2004

        This Form 10–Q contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10–Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

        These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10–K for the year ended December 31, 2004. Actual operations and results may differ materially from those expressed in this Form 10–Q.

        The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2004, including the critical accounting policies discussed therein.

Highlights of First Quarter 2005 Performance

  Health Plan membership increased 0.7% over the prior year quarter.
  Revenue increased 21.5% over the prior year quarter. Health Plan only revenue increased 10.5% over the prior year quarter.
  Health Plan medical loss ratio of 79.8% improved 150 basis points over the prior year quarter.
  Selling, general and administrative expenses were 16.1% of revenue. Health Plan only was 11.2%, a 40 basis point improvement over the prior year quarter.
  Operating margin of 11.4% improved 280 basis points over the prior year quarter.
  Diluted earning per share increased 32.9% over the prior year quarter.

Acquisition

        Effective January 28, 2005, we completed our acquisition of First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.1791 shares of Coventry common stock. As a result of the merger, we paid $863.1 million in cash and issued approximately 16.5 million shares of our common stock to stockholders of First Health. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in our consolidated financial statements since the date of acquisition. The purchase price for First Health was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values.

Membership

        The following tables present our Health Plan membership as of March 31, 2005 and 2004 (amounts in thousands).

March 31, 2005

Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total

Delaware	48	--	3	51	50	101
Georgia	35	--	--	35	35	70
Illinois	71	--	--	71	15	86
Iowa	53	--	5	58	6	64
Kansas	137	14	--	151	58	209
Louisiana	74	--	--	74	2	76
Michigan	--	--	63	63	--	63
Missouri	169	19	183	371	80	451
Nebraska	44	--	--	44	3	47
North Carolina	67	--	10	77	41	118
Pennsylvania	448	34	102	584	139	723
Utah	126	--	--	126	69	195
Virginia	110	--	16	126	44	170
West Virginia	47	6	21	74	2	76

Total	1,429	73	403	1,905	544	2,449

March 31, 2004

Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total

Delaware	51	--	1	52	51	103
Georgia	47	--	--	47	35	82
Illinois	74	--	--	74	12	86
Iowa	57	--	5	62	12	74
Kansas	151	15	--	166	47	213
Louisiana	70	--	--	70	3	73
Michigan	--	--	--	--	--	--
Missouri	191	17	190	398	90	488
Nebraska	44	--	--	44	5	49
North Carolina	70	--	15	85	38	123
Pennsylvania	447	32	88	567	149	716
Utah	117	--	--	117	62	179
Virginia	107	--	15	122	41	163
West Virginia	53	3	21	77	5	82

Total	1,479	67	335	1,881	550	2,431

        Total membership increased slightly from the prior year first quarter. The increase is attributable to the acquisition of OmniCare in the fourth quarter of 2004 offset by losses in the first quarter of 2005.

        In January, 2005, we lost a large commercial insured account to an administrative services only (“ASO”) bid and a large existing ASO account to another third party administrator. Because of the loss of this membership, the overall membership change was negative for the current quarter but currently is expected to be towards the lower end of the previously disclosed one to three percent range for all of 2005.

        Additionally, legislation in Missouri was approved that will change the eligibility requirements for Medicaid beneficiaries throughout the state. Although the details of the eligibility changes are still uncertain, we expect our portion of the Missouri Medicaid eligibility reductions to be approximately 20,000 members between now and year-end.

Results of Operations

        The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2005 and 2004 (in thousands, except EPS and membership).

	Quarters Ended March 31,		Increase
	2005	2004	(Decrease)
Consolidated Business
Total operating revenues	$ 1,565,200	$ 1,287,967	21.5%
Operating earnings	$ 178,474	$ 110,710	61.2%
Net earnings	$ 112,651	$ 74,327	51.6%
Diluted earnings per share	$ 1.09	$ 0.82	32.9%
Selling, general and administrative as a percentage of revenue	16.1%	11.6%	4.5%

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$ 242.10	$ 222.08	9.0%
Medicare	$ 768.60	$ 683.12	12.5%
Medicaid	$ 157.46	$ 141.49	11.3%
Medical Costs (per member per month):
Commercial	$ 190.71	$ 176.36	8.1%
Medicare	$ 631.85	$ 607.02	4.1%
Medicaid	$ 131.33	$ 122.98	6.8%
Medical Loss Ratios:
Commercial	78.8%	79.4%	(0.6%)
Medicare	82.2%	88.9%	(6.7%)
Medicaid	83.4%	86.9%	(3.5%)

Total	79.8%	81.3%	(1.5%)

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.2%	11.6%	(0.4%)
Days in medical liabilities	54.0	57.3	(3.3)

First Health Business
Membership:
National Accounts	806,000	n/a
Mail Handlers	483,000	n/a
Revenue by product lines
National Accounts	$ 26,595	n/a
Federal Employees Health Benefit Plan	30,295	n/a
Network Rental	17,836	n/a
Medicaid/Public Sector	30,727	n/a
Workers’ Compensation	36,416	n/a

Total First Health Revenues	$ 141,869	n/a

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	65.3%	n/a

Quarters Ended March 31, 2005 and 2004

        Managed care premium revenue increased as a result of rate increases that occurred throughout all markets and acquisitions. We expect that the full year 2005 commercial yield increase, net of benefit buy downs, to be in the range of 9.5 to 10.5 percent. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 resulted in an increase in managed care premium revenue of $37.3 million over the prior year quarter.

        Management services revenue increased almost entirely due to the acquisition of First Health. The First Health acquisition closed January 28, 2005 and therefore only results from January 28, 2005 through March 31, 2005 are included in our results of operations.

        Medical costs have increased due to medical trend and acquisitions. However, total Health Plan business medical costs as a percentage of premium revenue has improved by 1.5% over the prior year quarter. This favorable change was attributable to our commercial, Medicare and Medicaid business. As discussed above, premium rate increases outpaced medical trend. The flu season was not particularly severe in 2005 as it has been in previous first quarters and pharmacy trends continue to be favorable. In addition, inpatient utilization was flat in our commercial business. Days in total medical claims liabilities decreased from the prior year quarter due to timing of claim payments and a reduction of claim inventory levels.

        Selling, general and administrative expense increased primarily due to normal operating costs of recent acquisitions and an increase in salary expenses. Selling, general and administrative expense for the First Health business was $92.6 million. Salary expenses, excluding acquisitions, have increased due to annual salary increases and additional amortization expense related to restricted shares of common stock granted in 2004.

        Depreciation and amortization increased as a result of intangible and other fixed assets acquired with First Health.

        Interest expense increased as a result of the additional indebtedness related to the acquisition of First Health. First Health related interest expense was $9.3 million.

        Other income increased as a result of a larger investment portfolio in the first quarter of 2005 and a rise in short term rates.

        Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.25% in the first quarter of 2005 from 37.0% in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of states with income tax provisions.

Liquidity and Capital Resources

      Liquidity

        Our investment guidelines require investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.4 years, as of March 31, 2005. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

        Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $23.6 million restricted under state regulations increased $75.7 million to $1.8 billion at March 31, 2005 from $1.7 billion at December 31, 2004.

        We have classified all of our investments as available–for–sale. Our investments at March 31, 2005 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

As of March 31, 2005	Amortized Cost	Fair Value
Maturities:
Within 1 year	$ 503,036	$ 502,427
1 to 5 years	484,317	482,690
5 to 10 years	221,875	223,221
Over 10 years	225,409	225,077

Total	1,434,637	1,433,415
Equity investment	--	52,023

Total short–term and long–term securities	$1,434,637	$1,485,438

        We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long-term investments are available-for-sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long-term investments available-for-sale less current liabilities decreased to $972 million at March 31, 2005 from $1,002 million at December 31, 2004.

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

        As described in the notes to the financials, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health. Prior to the acquisition of First Health, our Investment Policy and Guidelines did not permit an equity-type investment. The Board approved modifications to our investment guidelines by adopting a permitted exception to allow for such investments if, in our best interest, such investments were not disposed within 90 days after acquisition. We determined it would not be in our best interest to liquidate this investment and therefore the investment in the equipment leasing limited liability company was approved as a permitted exception.

      Cash Flows

        Net cash from operating activities is primarily driven by net earnings, an increase in certain liabilities, and a reduction of accounts receivable. Accounts payable and other accrued liabilities increased primarily as a result of tax payments being less than the tax provision. Deferred revenue increased and accounts receivables decreased due to strong collections in the quarter of monthly premiums. Cash flow from operating activities has increased over the prior year quarter as a result of higher earnings and as a result of the stronger premium collections in the first quarter of 2005.

        Net cash flow used for investing activities for the quarter ended March 31, 2005 increased due to payments for acquisitions which includes the cash component of the First Health stock purchase and First Health transition costs paid through March 31, 2005. The payments for acquisitions also include the final payment for the OmniCare purchase of $6.2 million. Capital expenditures include payments under a new license agreement for the group health operating software used by the Company.

        Projected capital investments in 2005 of approximately $65 million to $80 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems.

        Proceeds from the issuance of debt include additional indebtedness related to the acquisition of First Health, less payments made for debt issuance costs and principal repayments. The additional indebtedness includes $500 million of new senior notes, unsecured credit facilities consisting of a $300 million five-year term loan and a $150 million five-year revolving credit facility, of which $65 million was drawn at closing. Payments for retirement of debt include the repayment of a $200 million long-term credit facility assumed from the acquisition of First Health. Additionally, during the quarter, we made a scheduled repayment of $7.5 million of the term loan. Subsequent to the end of the quarter, we paid off the $65 million on our revolving credit facility. Details on our debt are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Our senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, sales of assets and consolidations or mergers. We have complied with all ratios and covenants under the senior notes and credit facilities.

      Health Plans

        Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the quarter ended March 31, 2005, we did not receive any dividends from our regulated subsidiaries.

        The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2005 and December 31, 2004 (in millions, except percentage data).

	March 31, 2005	December 31, 2004
	(estimated)

Regulated Capital and surplus	$865.2	$727.3
300% of RBC	527.3	515.4
Excess capital and surplus above 300% of RBC	337.9	211.9
Capital and surplus as percentage of RBC	591%	423%
Statutory deposits	23.6	23.1

        The increase in capital and surplus for our regulated subsidiaries is a result of income and the inclusion of regulated subsidiaries acquired with First Health. Capital and surplus at the regulated entities will decrease over the next two quarters as we expect at least $183 million in dividends will be declared and paid.

        Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $186.5 million and $383.1 million at March 31, 2005 and December 31, 2004, respectively. The decrease in non-regulated cash and investments is primarily a result of using $221 million of cash on hand to partially fund the First Health acquisition offset by cash from ordinary operating activities. During the quarter ended March 31, 2005, we did not make any capital contributions to our HMO subsidiaries.

      Other

        Our contractual obligations increased $60.5 million due to the acquisition of First Health. This increase is almost exclusively related to operating lease obligations.

        The Company’s contract with the National Postal Mail Handlers Union requires that we fund any expenses in the Mail Handlers Benefit Plan (“the Plan”) after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of March 31, 2005 are sufficient to cover Plan expenses.

      Legal Proceedings

      Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

        These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures of Market Risk ” contained in our Annual Report on Form 10–K for the year ended December 31, 2004.

        No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10–K for the fiscal year ended December 31, 2004.

ITEM 4: Controls and Procedures

        We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        On January 28, 2005, the Company completed its acquisition of First Health Group Corp (“First Health”). First Health’s total operating revenue represents approximately 13% of our consolidated operating revenue. Excluding the First Health acquisition, there have been no significant changes in our internal control over the financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) resulting from the acquisition of First Health may occur and will be evaluated by management as such integration activities are implemented.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and twelve other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant.

        The plaintiffs have now filed a motion to certify various subclasses as to Coventry. We have filed our opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Two other defendants have recently settled with the plaintiffs and have filed motions with the trial court for preliminary approval of their settlements. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although we can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

        The following table shows our purchases of our common stock during the quarter ended March 31, 2005 (in thousands, except per share information).

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (1)
January 1-31, 2005	--	$ --	--	1,756
February 1-28, 2005	--	$ --	--	1,756
March 1-31, 2005	--	$ --	--	1,756
Totals	--	$ --	--	1,756

(1)

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

COVENTRY HEALTH CARE, INC.

(Registrant)

Date: May 10, 2005	By: /s/ Dale B. Wolf

Dale B. Wolf
Chief Executive Officer and Director

Date: May 10, 2005	By: /s/ Shawn M. Guertin

Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 10, 2005	By: /s/ John J. Ruhlmann

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