Form 10-Q
period 2005-06-30
COVENTRY HEALTH CARE INC
filed 2005-08-09
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Registrant’s telephone number, including area code: (301) 581-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock $.01 Par Value	107,890,413

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 570,864	$ 417,636
Short-term investments	257,955	349,722
Accounts receivable, net	194,459	104,924
Other receivables, net	88,383	47,070
Deferred income taxes	63,128	37,368
Other current assets	29,034	16,307
Total current assets	1,203,823	973,027

Long-term investments	1,044,788	960,379
Property and equipment, net	313,195	32,193
Goodwill	1,580,178	280,615
Other intangible assets, net	436,416	38,491
Other long-term assets	60,626	55,895
Total assets	$ 4,639,026	$ 2,340,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical liabilities	$ 713,592	$ 660,475
Accounts payable and other liabilities	403,440	211,809
Deferred revenue	103,166	59,536
Current portion of long-term debt	10,000	-
Total current liabilities	1,230,198	931,820

Long-term debt	878,000	170,500
Other long-term liabilities	259,791	25,854
Total liabilities	2,367,989	1,128,174

Stockholders' equity:
Common stock, $.01 par value; 200,000 authorized
123,568 issued and 107,938 outstanding in 2005
106,137 issued and 90,212 outstanding in 2004	1,236	1,061
Treasury stock, at cost; 15,630 in 2005; 15,925 in 2004	(296,081)	(291,054)
Additional paid-in capital	1,432,692	608,648
Accumulated other comprehensive income	5,274	8,002
Retained earnings	1,127,916	885,769
Total stockholders' equity	2,271,037	1,212,426
Total liabilities and stockholders' equity	$ 4,639,026	$ 2,340,600

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Managed care premiums	$ 1,410,549	$ 1,281,895	$ 2,811,920	$ 2,541,476
Management services	242,408	28,111	406,237	56,497
Total operating revenues	1,652,957	1,310,006	3,218,157	2,597,973

Operating expenses:
Medical costs	1,128,682	1,029,806	2,247,831	2,053,543
Selling, general and administrative	294,885	152,460	546,622	301,671
Depreciation and amortization	21,933	4,353	37,773	8,662
Total operating expenses	1,445,500	1,186,619	2,832,226	2,363,876

Operating earnings	207,457	123,387	385,931	234,097

Interest expense	19,673	3,574	32,581	7,146
Other income, net	18,584	10,930	32,541	21,771

Earnings before income taxes	206,368	130,743	385,891	248,722

Provision for income taxes	76,872	46,741	143,744	90,393

Net earnings	$ 129,496	$ 84,002	$ 242,147	$ 158,329
Net earnings per share:
Basic earnings per share	$ 1.22	$ 0.96	$ 2.34	$ 1.80
Diluted earnings per share	$ 1.19	$ 0.93	$ 2.28	$ 1.75

Weighted average common shares outstanding:
Basic	106,281	87,595	103,532	87,757
Effect of dilutive options, warrants and restricted stock	2,596	2,705	2,571	2,704
Diluted	108,877	90,300	106,103	90,461

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Net cash from operating activities	$ 441,703	$ 245,338

Cash flows from investing activities:
Capital expenditures, net	(25,547)	(3,164)
Proceeds from sales of investments	319,717	171,344
Proceeds from maturities of investments	240,104	75,196
Purchases of investments	(452,676)	(351,503)
Payments for acquisitions, net of cash acquired	(868,860)	(972)
Net cash from investing activities	(787,262)	(109,099)

Cash flows from financing activities:
Proceeds from issuance of stock	11,678	5,447
Payments for repurchase of stock	(14,386)	(91,542)
Proceeds from issuance of debt, net	1,066,495	-
Payments for retirement of debt	(565,000)	-
Payments for fractional shares from stock split	-	(133)
Net cash from financing activities	498,787	(86,228)

Net change in cash and cash equivalents	153,228	50,011

Cash and cash equivalents at beginning of period	417,636	253,331
Cash and cash equivalents at end of period	$ 570,864	$ 303,342

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$ 129,496	$ 84,002	$ 242,147	$ 158,329
Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	3,172	2,168	6,063	3,957

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(6,661)	(3,687)	(12,805)	(6,773)
Net earnings, pro-forma	$ 126,007	$ 82,483	$ 235,405	$ 155,513

EPS, basic - as reported	$ 1.22	$ 0.96	$ 2.34	$ 1.80
EPS, basic - pro-forma	$ 1.19	$ 0.94	$ 2.27	$ 1.77

EPS, diluted - as reported	$ 1.19	$ 0.93	$ 2.28	$ 1.75
EPS, diluted - pro-forma	$ 1.16	$ 0.91	$ 2.22	$ 1.72

In April 2005, the Securities and Exchange Commission issued a rule that amends the compliance date for SFAS No. 123 (revised 2004) – “Share-Based Payment,” which is a revision of SFAS No. 123. The rule allows the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

C.	ACQUISITION

Effective January 28, 2005, the Company completed the acquisition of First Health Group Corp. (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. The Company believes the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identifiable intangible assets acquired for a number of reasons, including but not limited to:

•	significantly expands the Company’s geographic presence, creating a national healthcare platform with substantial growth opportunities;
•

diversifies the Company’s product offerings and client base and enables us to serve a full spectrum of healthcare and workers’ compensation clients nationwide, ranging from national accounts to small businesses and including corporate, federal government, state government, Medicaid and Medicare clients;

•	significantly increases the Company’s fee-based, non-regulated cash flows; and
•	leverages the Company’s existing operating expertise and administrative infrastructure

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

The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $53.5 million include estimated costs for involuntary employee termination of $31.3 million, of which $7.4 million has been paid, estimated costs for exiting certain leased building space of $9.8 million, of which $1.0 million has been paid, and other transition cost accruals. The estimated transition costs may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. Deferred tax liabilities associated with the acquisition were $136.1 million. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Assigned	Amortization
	Value	Period (Yrs)
Goodwill	$ 1,299.7	-
Unamortized tradename	85.8	-
Customer lists	272.5	10
Provider network	52.5	20
Amortized tradename	1.2	4
Total intangible assets	$ 1,711.7

The Company has allocated the excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion to goodwill. The following table lists the Company’s preliminary estimate of the fair value of the tangible assets and liabilities as of the acquisition date (in millions):

Cash, cash equivalents, investments	$ 169.9
Property, equipment, capitalized software, other assets	494.2
Medical costs payable	(41.8)
Other current liabilities	(150.0)
Long-term debt	(200.0)
Other long-term liabilities	(145.5)
Net tangible assets acquired	$ 126.8

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

	Quarters Ended June 30, 2005		Six Months Ended June 30, 2005
	2005	2004	2005	2004

Operating revenues	$ 1,653.0	$ 1,530.8	$ 3,281.6	$ 3,036.9
Net earnings	$ 129.5	$ 105.6	$ 248.4	$ 202.6
Earnings per share, basic	$ 1.22	$ 1.01	$ 2.34	$ 1.94
Earnings per share, diluted	$ 1.19	$ .99	$ 2.29	$ 1.89

The pro forma amounts represent historical operating results of the Company and First Health and include the pro forma effect of Coventry shares issued in the acquisition, the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisition and the associated income tax effects of the pro forma adjustments. The 2004 pro forma amounts assume that debt pay down and debt cost write-offs related to debt refinancing would have occurred at the same period in 2004 as they occurred in 2005. The pro forma amounts exclude material, nonrecurring items including the expense related to the purchase of outstanding options of $27.2 million net of tax and a provision for a non-recurring loss accrual of $8.0 million net of tax. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisition had been completed at the beginning of the periods presented nor are they necessarily indicative of operating results in future periods in which the Company might realize cost savings.

D.	DEBT

On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been exchanged and are now registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior debt, including its existing 8 1/8% senior notes due 2012 and its new credit facilities. Details on the Company’s senior notes are described in its Annual Report on Form 10-K for the year ended December 31, 2004.

On January 28, 2005, the Company also entered into senior, unsecured credit facilities consisting of a $300 million five-year term loan and a $150 million five-year revolving credit facility, of which $65 million was drawn at closing.

The proceeds from the sale of the senior notes and the credit facilities were used to finance the acquisition of all of First Health’s outstanding common stock, refinance the existing indebtedness of First Health and pay related transaction fees and expenses.

During the six months ended June 30, 2005, the Company made non-scheduled payments of $140.0 million and a scheduled repayment of $7.5 million on the credit facilities leaving a balance of $217.5 million.

On June 30, 2005, the Company entered into new credit facilities providing for a revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a term loan in the principal amount of $100 million. The Company used the net proceeds of the borrowings under the new credit facilities to pay down and terminate its original term loan and revolving credit facility.

The new term loan facility has a maturity of five years and requires regularly scheduled annual payments of principal in the amount of $10 million per year. Unless terminated earlier, the revolving credit facility will mature five years after closing and is payable in full upon its maturity on the termination date.

Loans under the new credit facilities bear interest at a margin or spread in excess of either (1) the one-, two-, three-, six-, nine-, or twelve- month rate for Eurodollar deposits (the “Eurodollar Rate”) or (2) the greater of the federal funds rate plus 0.5% or the base rate of the Administrative Agent (“Base Rate”), as selected by the Company. The margin or spread depends on the Company’s non-credit-enhanced long-term senior unsecured debt ratings and varies from 0.450% to 1.750% for Eurodollar Rate advances and from 0.000% to 0.500% for Base Rate advances.

During the second quarter, as a result of the refinancing, the Company wrote off $5.4 million of deferred financing costs related to the original credit facilities.

The Company’s senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting transactions with affiliates, disposing of assets and consolidations or mergers. The Company has complied with all ratios and covenants under the senior notes and credit facilities.

E.	CONTINGENCIES

The Company is a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, Coventry is not subject to the class certification order because the motion to certify was filed before Coventry was joined as a defendant.

The plaintiffs have now filed a motion to certify various subclasses as to Coventry. Coventry has filed its opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Four other defendants have recently settled with the plaintiffs and the trial court has given its preliminary approval of those settlements. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although the Company can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

F.	RESTRICTED STOCK AWARDS

The Company awarded 424,500 shares of restricted stock in the current quarter and 502,000 during the six months ended June 30, 2005, of which 383,500 shares are subject to certain performance criteria. The weighted average fair value, at the measurement date, of the restricted stock awards was $69.40. The fair value of the restricted shares is amortized over various vesting periods through June 2009. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $5.1 million and $3.5 million for the quarters ended June 30, 2005 and 2004, respectively, and $9.7 million and $6.4 million for the six months ended June 30, 2005 and 2004, respectively. The deferred portion of the restricted stock is reported as a reduction to additional paid in capital and was $62.3 million at June 30, 2005 and $37.2 million at December 31, 2004.

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

The First Health segment provides services to the following sectors:

•	National Accounts – a variety of stand-alone managed care services and a portfolio of integrated health plan products to self-insured payors
•	Federal Employees Health Benefits Plan – a variety of managed care and administrative services available to federal employees and annuitants
•	Network Rental – national PPO network and other managed care products to national, regional and local third party administrators
•

Medicaid/Public Sector – offers products and services specialized to the needs of state governments designed to provide more efficient utilization of health services, including fiscal intermediary, pharmacy benefit management and clinical management services

•	Workers’ Compensation Services – managed care administrative services including access to the First Health Network, bill review and clinical management

The table below summarizes the Company’s reportable segments (in thousands). “Other” represents the elimination of fees charged between segments. In the near term, depreciation and amortization is separately identifiable to each segment and is included in the total operating expenses for each segment in the table below. But as our information technology and customer service departments in each segment consolidate, depreciation and amortization related to their operations may become no longer separately identifiable by segment. First Health only includes results since the date of acquisition. Disclosure of total assets by reportable segment has not been disclosed, as they are not reported on a segment basis internally by the Company and are not reviewed by the Company’s chief operating decision maker.

	Quarter Ended June 30, 2005
	Health Plans	First Health	Other	Total
Operating Revenue:
Managed care premiums	$ 1,400,002	$ 10,547	$ -	$ 1,410,549
Management services	30,833	214,020	(2,445)	242,408
Total operating revenues	1,430,835	224,567	(2,445)	1,652,957

Total operating expenses	1,281,051	166,894	(2,445)	1,445,500

Operating earnings	$ 149,784	$ 57,673	$ -	$ 207,457

	Six Months Ended June 30, 2005
	Health Plans	First Health	Other	Total
Operating Revenue:
Managed care premiums	$ 2,794,441	$ 17,479	$ -	$ 2,811,920
Management services	59,725	348,957	(2,445)	406,237
Total operating revenues	2,854,166	366,436	(2,445)	3,218,157

Total operating expenses	2,557,686	276,985	(2,445)	2,832,226

Operating earnings	$ 296,480	$ 89,451	$ -	$ 385,931

Previous reportable segment disclosures were of the Company’s Health Plan insured products. The following table summarizes the Company’s Health Plan products through gross margin and includes a medical loss ratio (“MLR”) calculation and has been included for period comparison purposes (in thousands):

	Quarters Ended June 30,
	Commercial	Medicare	Medicaid	Total
2005
Revenues	$ 1,041,185	$ 169,011	$ 189,806	$ 1,400,002
Medical costs	832,618	131,965	156,124	1,120,707
Gross margin	$ 208,567	$ 37,046	$ 33,682	$ 279,295
MLR	80.0%	78.1%	82.3%	80.1%

2004
Revenues	$ 1,000,349	$ 140,333	$ 141,213	$ 1,281,895
Medical costs	789,319	117,161	123,326	1,029,806
Gross margin	$ 211,030	$ 23,172	$ 17,887	$ 252,089
MLR	78.9%	83.5%	87.3%	80.3%

	Six Months Ended June 30,
	Commercial	Medicare	Medicaid	Total
2005
Revenues	$ 2,077,905	$ 336,814	$ 379,722	$ 2,794,441
Medical costs	1,649,255	269,911	314,522	2,233,688
Gross margin	$ 428,650	$ 66,903	$ 65,200	$ 560,753
MLR	79.4%	80.1%	82.8%	79.9%

2004
Revenues	$ 1,982,212	$ 276,429	$ 282,835	$ 2,541,476
Medical costs	1,569,033	238,095	246,415	2,053,543
Gross margin	$ 413,179	$ 38,334	$ 36,420	$ 487,933
MLR	79.2%	86.1%	87.1%	80.8%

First Health operations are aligned into five sectors. Identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations. Revenue from the Company’s First Health sectors is as follows (in thousands):

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
National Accounts	$ 41,671	$ 68,266
Federal Employees Health Benefits Plan	58,219	88,514
Network Rental	24,587	42,423
Medicaid/Public Sector	46,439	77,166
Workers' Compensation	53,651	90,067
Total First Health revenue	$ 224,567	$ 366,436

H.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$ 129,496	$ 84,002	$ 242,147	$ 158,329
Other comprehensive gain:
Holding gain (loss):	12,265	(29,621)	(2,259)	(22,817)
Reclassification adjustment	(2,398)	(10)	(2,213)	(216)
Sub-total	9,867	(29,631)	(4,472)	(23,033)
Tax (provision) benefit	(3,848)	11,556	1,744	8,983
Comprehensive income	$ 135,515	$ 65,927	$ 239,419	$ 144,279

The unrealized gain on the Company’s investment portfolio for the second quarter of 2005 was a result of a decrease in interest rates during the second quarter of 2005.

I.	INVESTMENTS

Through its acquisition of First Health, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of June 30, 2005 was $52.9 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income since the date of the acquisition was $2.4 million and is included in other income. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

J.	SUBSEQUENT EVENTS

On July 29, 2005, the Company paid off its $117.5 million revolving credit facility, which it had acquired to partially pay down and terminate the original term loan and revolving credit facility associated with the First Health acquisition.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2005 and 2004

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2004, including the critical accounting policies discussed therein.

Highlights of Second Quarter 2005 Performance

•	Health Plan membership increased 0.4% over the prior year quarter.
•	Revenue increased 26.2% over the prior year quarter. Health Plan only revenue increased 9.2% over the prior year quarter.
•	Health Plan medical loss ratio of 80.1% improved 20 basis points over the prior year quarter.
•	Selling, general and administrative expenses were 17.8% of revenue. Health Plan only selling, general and administrative expense was 10.8%, a 80 basis point improvement over the prior year quarter.
•	Operating margin of 12.6% improved 320 basis points over the prior year quarter.
•	Diluted earning per share increased 28.0% over the prior year quarter.

Acquisition

Effective January 28, 2005, we completed our acquisition of First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company, headquartered in Downers Grove, Illinois, that serves the group health, workers’ compensation and state public program markets. Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.1791 shares of Coventry common stock. As a result of the merger, we paid $863.1 million in cash and issued approximately 16.5 million shares of our common stock to stockholders of First Health. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in our consolidated financial statements since the date of acquisition. The purchase price for First Health was allocated to the assets, including identifiable intangible assets and liabilities, based on estimated fair values.

Membership

The following tables present our Health Plan membership as of June 30, 2005 and 2004 (amounts in thousands).

June 30, 2005
				Total
Market	Commercial	Medicare	Medicaid	Risk	Non–Risk	Total
Delaware	49	-	4	53	50	103
Georgia	33	-	-	33	35	68
Illinois	71	-	-	71	16	87
Iowa	54	-	5	59	6	65
Kansas	139	14	-	153	58	211
Louisiana	71	-	-	71	3	74
Michigan	-	-	63	63	-	63
Missouri	170	19	179	368	83	451
Nebraska	44	-	-	44	3	47
North Carolina	68	-	9	77	53	130
Pennsylvania	446	35	103	584	139	723
Utah	126	-	-	126	68	194
Virginia	112	-	16	128	43	171
West Virginia	47	6	26	79	2	81
Total	1,430	74	405	1,909	559	2,468

June 30, 2004
				Total
Market	Commercial	Medicare	Medicaid	Risk	Non–Risk	Total
Delaware	51	-	2	53	51	104
Georgia	45	-	-	45	35	80
Illinois	73	-	-	73	13	86
Iowa	55	-	5	60	12	72
Kansas	150	15	-	165	47	212
Louisiana	73	-	-	73	3	76
Michigan	-	-	-	-	-	-
Missouri	203	17	188	408	95	503
Nebraska	44	-	-	44	5	49
North Carolina	70	-	13	83	39	122
Pennsylvania	459	33	91	583	145	728
Utah	119	-	-	119	62	181
Virginia	107	-	15	122	41	163
West Virginia	54	3	20	77	5	82
Total	1,503	68	334	1,905	553	2,458

Total membership increased slightly from the prior year second quarter. This increase is primarily attributable to the acquisition of OmniCare in the fourth quarter of 2004 offset by losses during the first quarter of 2005.

During the first quarter of 2005, we lost a large commercial insured account to an administrative services only (“ASO”) bid and a large existing ASO account to another third party administrator. Because of the loss of this membership, the overall membership change was negative for the six months ended June 30, 2005. However, we expect membership to increase by approximately one percent for the twelve months ended December 31, 2005.

Additionally, legislation in Missouri was approved that will change the eligibility requirements for Medicaid beneficiaries throughout the state. Although some of the details of the eligibility changes are still uncertain, we expect our portion of the Missouri Medicaid eligibility reductions to be approximately 20,000 for the twelve months ended December 31, 2005.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2005 and 2004 (in thousands, except EPS and membership).

	Quarters Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Consolidated Business
Total operating revenues	$ 1,652,957	$ 1,310,006	26.2%	$ 3,218,157	$ 2,597,973	23.9%
Operating earnings	$ 207,457	$ 123,387	68.1%	$ 385,931	$ 234,097	64.9%
Net earnings	$ 129,496	$ 84,002	54.2%	$ 242,147	$ 158,329	52.9%
Diluted earnings per share	$ 1.19	$ 0.93	28.0%	$ 2.28	$ 1.75	30.3%
Selling, general and administrative	17.8%	11.6%	6.2%	17.0%	11.6%	46.6%
as a percentage of revenue

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$ 244.14	$ 224.56	8.7%	$ 243.12	$ 223.32	8.9%
Medicare	$ 764.94	$ 693.74	10.3%	$ 766.76	$ 688.47	11.4%
Medicaid	$ 156.43	$ 140.61	11.3%	$ 156.94	$ 141.05	11.3%
Medical Costs (per member per month):
Commercial	$ 195.23	$ 177.19	10.2%	$ 192.97	$ 176.77	9.2%
Medicare	$ 597.27	$ 579.18	3.1%	$ 614.46	$ 593.00	3.6%
Medicaid	$ 128.67	$ 122.80	4.8%	$ 129.99	$ 122.89	5.8%
Medical Loss Ratios:
Commercial	80.0%	78.9%	1.1%	79.4%	79.2%	0.2%
Medicare	78.1%	83.5%	(5.4%)	80.1%	86.1%	(6.0%)
Medicaid	82.3%	87.3%	(5.0%)	82.8%	87.1%	(4.3%)
Total	80.1%	80.3%	(0.2%)	79.9%	80.8%	(0.9%)
Administrative Statistics:
Selling, general and administrative	10.8%	11.6%	(0.8%)	11.0%	11.6%	(0.6%)
as a percentage of revenue
Days in medical liabilities	54.7	56.9	(2.2)

First Health Business
Membership:
National Accounts
On-going accounts	729,000	n/a
Run-out (1)	64,000	n/a
Total National Accounts	793,000	n/a
Mail Handlers	474,000	n/a
Revenue by product lines
National Accounts	$ 41,671	n/a		$ 68,266	n/a
Federal Employees Health Benefits Plan	58,219	n/a		88,514	n/a
Network Rental	24,587	n/a		42,423	n/a
Medicaid/Public Sector	46,439	n/a		77,166	n/a
Workers' Compensation	53,651	n/a		90,067	n/a
Total First Health revenues	$ 224,567	n/a		$ 366,436	n/a
Administrative Statistics:
Selling, general and administrative	63.5%	n/a		64.2%	n/a
as a percentage of revenue
(1) Company is still providing services to terminated customers.

Quarters Ended June 30, 2005 and 2004

Managed care premium revenue increased as a result of rate increases that occurred throughout all markets and acquisitions. We expect that the full year 2005 commercial yield increase, net of benefit buy downs, to be in the range of 9.0 to 9.5 percent. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 resulted in an increase in managed care premium revenue of $37.2 million over the prior year quarter.

Management services revenue increased almost entirely due to the acquisition of First Health.

Medical costs have increased due to medical trend and acquisitions. However, total Health Plan business medical costs as a percentage of premium revenue has improved by 0.2% over the prior year quarter. This favorable change was attributable to our Medicare and Medicaid business. Medicare inpatient utilization was particularly favorable this quarter with inpatient days being essentially flat compared to second quarter 2004. Going forward, we expect the Medicare medical loss ratio to return to the level reported in the first quarter and the Medicaid medical loss ratio to generally remain at year to date levels. Days in total medical claims liabilities decreased from the prior year quarter due to timing of claim payments and a reduction of claim inventory levels.

Selling, general and administrative expense increased almost exclusively due to normal operating costs of recent acquisitions. Selling, general and administrative expense from acquisitions was approximately $145.4 million.

Depreciation and amortization increased as a result of intangible and other fixed assets acquired with First Health.

Interest expense increased as a result of the refinancing of our credit facilities during the quarter. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs related to the original credit facilities associated with the First Health acquisition. Additionally, interest expense related to the indebtedness incurred with the acquisition of First Health was $10.8 million.

Other income increased as a result of a larger investment portfolio, a rise in short term rates, and a gain of $2.6 million on the sale of investments.

Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.3% in the second quarter of 2005 from 35.8% in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of income from states with income tax provisions.

Six Months Ended June 30, 2005 and 2004

Managed care premium revenue increased as a result of rate increases that occurred throughout all markets and acquisitions. We expect that the full year 2005 commercial yield increase, net of benefit buy downs, to be in the range of 9.0 to 9.5 percent. Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 resulted in an increase in managed care premium revenue of $74.5 million over the prior year six months.

Management services revenue increased almost entirely due to the acquisition of First Health. The First Health acquisition closed January 28, 2005 and therefore only results from January 28, 2005 through June 30, 2005 are included in our results of operations.

Medical costs have increased due to medical trend and acquisitions. However, total Health Plan business medical costs as a percentage of premium revenue has improved by 0.9% over the prior year six months. This favorable change was attributable to results from our Medicare and Medicaid business in the second quarter of 2005 as discussed above and attributable to our commercial, Medicare and Medicaid business in the first quarter of 2005. In the first quarter of 2005, the flu season was not as severe as it has been in previous first quarters and pharmacy trends continued to be favorable. In addition, inpatient utilization was flat in our commercial business in the first quarter of 2005 compared to the first quarter of 2004.

Selling, general and administrative expense increased almost exclusively due to normal operating costs of recent acquisitions. Selling, general and administrative expense from acquisitions was approximately $242.0 million.

Depreciation and amortization increased as a result of intangible and other fixed assets acquired with First Health.

Interest expense increased as a result of the refinancing of our credit facilities during the second quarter. As a result, we wrote off $5.4 million of deferred financing costs related to the original credit facilities. Additionally, interest expense related to the additional indebtedness associated with the acquisition of First Health was $20.1 million.

Other income increased as a result of a larger investment portfolio, a rise in short term rates, and due to a gain of $2.6 million on the sale of investments.

Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.3% for the six months ended June 30, 2005 from 36.3% for the same period in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of states with income tax provisions.

Medicare Part D

The Medicare Part D program, which gives beneficiaries access to prescription drug coverage, will take effect January 1, 2006. Coventry has proposed to the Centers for Medicare and Medicaid Services (CMS) to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency.

Coventry submitted bids as a national prescription drug plan sponsor in all 34 CMS established regions. The bids are designed to provide solutions for individuals, employer groups and low income populations. Our primary distribution strategy for the Medicare Part D program is through distribution alliances with other insurers and retail operations.

Over the last half of 2005, we expect to spend approximately $10 million in selling, general and administrative expenses preparing for the implementation of this program.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.67 years as of June 30, 2005. Typically, cash flow from operations and the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund those short-term liabilities, including our claims liabilities.

Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $55.2 million restricted under state regulations increased $113.8 million to $1.8 billion at June 30, 2005 from $1.7 billion at December 31, 2004.

We have classified all of our investments as available–for–sale. Our investments at June 30, 2005 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of June 30, 2005	Cost	Value
Maturities:
Within 1 year	$ 321,264	$ 321,315
1 to 5 years	433,561	434,596
5 to 10 years	239,672	244,815
Over 10 years	246,730	249,148
Total	1,241,227	1,249,874
Equity investment	-	52,869
Total short-term and long-term securities	$ 1,241,227	$ 1,302,743

We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long-term investments are available-for-sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long-term investments available-for-sale, excluding the Company’s single equity investment, less current liabilities decreased to $965.5 million at June 30, 2005 from $1.0 billion at December 31, 2004. The decline is a result of cash and investments used related to the First Health acquisition and debt repayment offset by current year operations.

The demand for our products and services are subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs and any other reasonably likely future cash requirements. We currently intend to use excess cash flow from operations to pay down debt, fund acquisitions as such acquisition opportunities arise and opportunistically repurchase shares of our common stock under our stock repurchase program discussed below.

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

Cash Flows

Net cash from operating activities is primarily driven by an increase in net earnings and an increase in certain liabilities and a reduction of accounts receivable. Accounts Payable and Other Liabilities increased primarily as a result of our tax payments being less than the provision. Deferred revenue increased and accounts receivable decreased due to strong collections of premiums during the six months. Cash flow from operating activities has increased over the prior year six months primarily as a result of higher earnings and a larger increase in Accounts Payable and Other Liabilities discussed above.

Net cash flow used for investing activities for the six months ended June 30, 2005 increased due to payments for acquisitions which includes the cash component of the First Health stock purchase and First Health transition costs paid through June 30, 2005. The payments for acquisition also include the final payment for the OmniCare purchase of $6.2 million. Capital expenditures include payments under a new license agreement for the group health operating software used by the Company.

Projected capital expenditures in 2005 of approximately $60 million to $70 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems and Medicare Part D infrastructure.

Proceeds from the issuance of debt include indebtedness incurred related to the acquisition of First Health, less payments made for debt issuance costs. The issuance of debt includes $500 million of new senior notes, unsecured credit facilities consisting of a $300 million five-year term loan and $65 million from a revolving credit facility drawn at closing on January 28, 2005. Proceeds also include new credit facilities the Company entered into on June 30, 2005 providing for a revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a term loan in the principal amount of $100 million. Payments for retirement of debt include the repayment of a $200 million long-term credit facility assumed from the acquisition of First Health and the repayment of $365 million associated with the original credit facilities.

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

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the six months ended June 30, 2005, we received $188.0 million in dividends from our regulated subsidiaries. Subsequent to quarter end, we collected an additional $15.0 million in dividends, bringing our year-to-date total to $203.0 million.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of June 30, 2005 and December 31, 2004 (in millions, except percentage data).

	June 30,	December 31,
	2005	2004
	(estimated)
Regulated Capital and surplus	$ 779.1	$ 727.3
300% of RBC	527.3	515.4
Excess capital and surplus above 300% of RBC	251.8	211.9
Capital and surplus as percentage of RBC	369%	423%
Statutory deposits	55.2	23.1

The increase in capital and surplus for our regulated subsidiaries is a result of income and the inclusion of regulated subsidiaries acquired with First Health offset by dividends paid to the parent company. The increase in statutory deposits is a result of the inclusion of deposits held by the regulated subsidiaries acquired with First Health.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $324.7 million and $383.1 million at June 30, 2005 and December 31, 2004, respectively. The decline is a result of cash and investments used related to the First Health acquisition and debt repayment offset by dividends from our regulated subsidiaries. During the six months ended June 30, 2005, we made capital contributions to our subsidiaries of $0.6 million.

Other

Our contractual obligations increased $57.1 million during the six months ended June 30, 2005 due to the acquisition of First Health. This increase is almost exclusively related to operating lease obligations.

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Plan expenses in the Mail Handlers Benefit Plan after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of June 30, 2005 are sufficient to cover Plan expenses.

Legal Proceedings

Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures of Market Risk” contained in our Annual Report on Form 10–K for the year ended December 31, 2004.

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

On January 28, 2005, the Company completed its acquisition of First Health Group Corp. (“First Health”). For the six months ended June 30, 2005, First Health’s total operating revenue represents 11% of our consolidated operating revenue. Excluding First Health, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health may occur and will be evaluated by management as such integration activities are implemented.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

We are a defendant in the provider track in the Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), styled In re: Managed Care Litigation, MDL No. 1334. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied. The trial court has certified various subclasses of physicians; however, we are not subject to the class certification order because the motion to certify was filed before we were joined as a defendant.

The plaintiffs have now filed a motion to certify various subclasses as to Coventry. We have filed our opposition to that motion which remains pending before the trial court. The defendants who were subject to the class certification order filed an appeal to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Two defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Four other defendants have recently settled with the plaintiffs and the trial court has given its preliminary approval of those settlements. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although we can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended June 30, 2005 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2005	1	$ 70.05	-	1,756
May 1-31, 2005	94	$ 68.13	-	1,756
June 1-30, 2005	112	$ 70.43	-	1,756

Totals	207	$ 69.38	-	1,756

(1)	These shares were purchased in connection with employee payroll tax withholdings on vesting of restricted stock awards and are not part of the publicly announced stock repurchase program.

(2)

These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

ITEM 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 19, 2005. An aggregate of 99,439,197 shares of Common Stock, or 92.76% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and, accordingly, the meeting was duly constituted. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: To elect four Class II Directors to serve until the annual meeting of shareholders in 2008:

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK

NAME	FOR	%	WITHHELD	%
Joel Ackerman	98,834,858	92.20%	604,339	0.56%
Emerson D. Farley, Jr., M.D.	97,823,854	91.26%	1,615,343	1.51%
Lawrence N. Kugelman	68,433,118	63.84%	31,006,079	28.92%
Dale B. Wolf	97,823,056	91.25%	1,616,141	1.51%

Proposal Two: Ratification of Ernst & Young, LLP as the Company’s Independent Auditors.

FOR	98,792,606	99.35%
AGAINST	583,412	0.59%
ABSTAIN	63,179	0.06%

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

10

Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan (As amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004) effective as of May 18, 2005.

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

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	August 9, 2005	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	August 9, 2005	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 9, 2005	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10

Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan (As amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004) effective as of May 18, 2005.

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

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer