Form 10-Q
period 2005-09-30
COVENTRY HEALTH CARE INC
filed 2005-11-08
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Securities Exchange Act of 1934 Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock $.01 Par Value	162,464,311

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$569,835	$417,636
Short-term investments	288,067	349,722
Accounts receivable, net	209,256	104,924
Other receivables, net	77,408	47,070
Deferred income taxes	65,183	37,368
Other current assets	29,172	16,307
Total current assets	1,238,921	973,027

Long-term investments	1,123,717	960,379
Property and equipment, net	310,976	32,193
Goodwill	1,567,563	280,615
Other intangible assets, net	428,014	38,491
Other long-term assets	61,328	55,895
Total assets	$4,730,519	$2,340,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical liabilities	$734,498	$660,475
Accounts payable and other liabilities	401,108	211,809
Deferred revenue	134,901	59,536
Current portion of long-term debt	10,000	-
Total current liabilities	1,280,507	931,820

Long-term debt	760,500	170,500
Other long-term liabilities	268,273	25,854
Total liabilities	2,309,280	1,128,174

Stockholders' equity:
Common stock, $.01 par value; 200,000 authorized
186,001 issued and 162,454 outstanding in 2005
159,205 issued and 135,318 outstanding in 2004	1,860	1,592
Treasury stock, at cost; 23,547 in 2005; 23,887 in 2004	(298,742)	(291,054)
Additional paid-in capital	1,458,159	608,117
Accumulated other comprehensive (loss) income	(1,019)	8,002
Retained earnings	1,260,981	885,769
Total stockholders' equity	2,421,239	1,212,426
Total liabilities and stockholders' equity	$4,730,519	$2,340,600

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Managed care premiums	$1,434,394	$1,302,053	$4,246,314	$3,843,529
Management services	239,795	27,763	646,032	84,260
Total operating revenues	1,674,189	1,329,816	4,892,346	3,927,789

Operating expenses:
Medical costs	1,136,751	1,043,317	3,384,582	3,096,860
Selling, general and administrative	304,746	154,034	851,368	455,705
Depreciation and amortization	22,669	4,259	60,442	12,921
Total operating expenses	1,464,166	1,201,610	4,296,392	3,565,486

Operating earnings	210,023	128,206	595,954	362,303

Interest expense	13,088	3,572	45,669	10,719
Other income, net	15,121	10,809	47,662	32,581

Earnings before income taxes	212,056	135,443	597,947	384,165

Provision for income taxes	78,991	48,421	222,735	138,814

Net earnings	$133,065	$87,022	$375,212	$245,351

Net earnings per share:
Basic earnings per share	$0.83	$0.66	$2.39	$1.86
Diluted earnings per share	$0.81	$0.64	$2.33	$1.81

Weighted average common shares outstanding:
Basic	160,373	132,516	157,009	131,932
Effect of dilutive options, warrants and restricted stock	3,514	3,464	3,741	3,858
Diluted	163,887	135,980	160,750	135,790

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Net cash from operating activities	$688,918	$347,318

Cash flows from investing activities:
Capital expenditures, net	(39,594)	(7,812)
Proceeds from sales of investments	387,111	248,296
Proceeds from maturities of investments	342,180	161,033
Purchases of investments	(740,975)	(514,489)
Payments for acquisitions, net of cash acquired	(872,826)	(975)

Net cash from investing activities	(924,104)	(113,947)

Cash flows from financing activities:
Proceeds from issuance of stock	19,775	8,886
Payments for repurchase of stock	(16,385)	(96,602)
Proceeds from issuance of debt, net	1,066,495	-
Payments for retirement of debt	(682,500)	-
Payments for fractional shares from stock split	-	(133)

Net cash from financing activities	387,385	(87,849)

Net change in cash and cash equivalents	152,199	145,522

Cash and cash equivalents at beginning of period	417,636	253,331

Cash and cash equivalents at end of period	$569,835	$398,853

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

On August 31, 2005, the Company’s Board of Directors approved a three–for–two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed October 17, 2005 for stockholders of record on October 3, 2005. The stock split is reflected retroactively in the Company’s condensed consolidated financial statements and notes thereto for all periods presented.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$133,065	$87,022	$375,212	$245,351
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	3,744	2,828	9,807	6,786

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(8,037)	(5,780)	(20,823)	(12,549)

Net earnings, pro-forma	$128,772	$84,070	$364,196	$239,588

EPS, basic - as reported	$0.83	$0.66	$2.39	$1.86
EPS, basic - pro-forma	$0.80	$0.63	$2.32	$1.81

EPS, diluted - as reported	$0.81	$0.64	$2.33	$1.81
EPS, diluted - pro-forma	$0.79	$0.62	$2.27	$1.77

In April 2005, the Securities and Exchange Commission issued a rule that amends the compliance date for SFAS No. 123 (revised 2004) – “Share-Based Payment,” which is a revision of SFAS No. 123. The rule allows the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method and is currently evaluating all of the provisions of the standard. The effect of adoption of SFAS No. 123(R) will depend on the value and levels of share-based payments granted in the future. However, assuming share-based payments are granted in 2006 at values and levels granted in 2005, the Company expects the earnings per share effect of adopting SFAS No. 123(R) to be a $0.13 to $0.14 reduction for the full year of 2006.

C.	ACQUISITION

Effective January 28, 2005, the Company completed the acquisition of First Health Group Corp. (“First Health”). First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. The Company believes the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identifiable intangible assets acquired for a number of reasons, including but not limited to:

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

Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.2687 shares of Coventry common stock. As a result of the merger, the Company paid $863.1 million in cash and issued approximately 24.7 million shares of its common stock to stockholders of First Health. A value of $784.2 million was assigned to the shares issued based on the average closing price of Coventry common stock for the two days before, the day of and the two days after the acquisition announcement date of October 14, 2004.

The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $53.5 million include estimated costs for involuntary employee termination of $31.3 million, of which $10.8 million has been paid, estimated costs for exiting certain leased building space of $9.8 million, of which $1.5 million has been paid, and other transition cost accruals. The estimated transition costs may be adjusted as actual expenses are incurred, thereby affecting the final purchase price of the acquisition. Deferred tax liabilities associated with the acquisition were $136.1 million. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Yrs)
Goodwill	$1,287.1	-
Unamortized tradename	85.8	-
Customer lists	272.5	10
Provider network	52.5	20
Amortized tradename	1.2	4
Total intangible assets	$1,699.1

The Company has allocated the excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion to goodwill. The following table lists the Company’s preliminary estimate of the fair value of the tangible assets and liabilities as of the acquisition date (in millions):

Cash, cash equivalents, investments	$169.9
Property, equipment, capitalized software, other assets	493.8
Medical costs payable	(41.8)
Other current liabilities	(137.1)
Long-term debt	(200.0)
Other long-term liabilities	(145.5)

Net tangible assets acquired	$139.3

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in the Company’s consolidated financial statements since January 28, 2005, the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations assumes the First Health acquisition occurred on January 1, 2005 and 2004 (in millions, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating revenues	$1,674.2	$1,548.2	$4,955.7	$4,585.0
Net earnings	$133.1	$111.9	$381.5	$315.1
Earnings per share, basic	$0.83	$0.71	$2.39	$2.01
Earnings per share, diluted	$0.81	$0.70	$2.34	$1.96

The pro forma amounts represent historical operating results of the Company and First Health and include the pro forma effect of Coventry shares issued in the acquisition, the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisition and the associated income tax effects of the pro forma adjustments. The 2004 pro forma amounts assume that debt pay down and debt cost write-offs related to debt refinancing would have occurred at the same period in 2004 as they occurred in 2005. The pro forma amounts exclude material, nonrecurring items including the expense related to the purchase of outstanding options of $27.2 million net of tax. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisition had been completed at the beginning of the periods presented nor are they necessarily indicative of operating results in future periods.

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

During the six months ended June 30, 2005, the Company made non-scheduled payments of $140.0 million and a scheduled repayment of $7.5 million on the credit facilities, leaving a balance of $217.5 million.

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

On July 29, 2005, the Company paid off the outstanding balance of $117.5 million on its new revolving credit facility.

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

The trial court has certified various subclasses of plaintiffs. The defendants filed an appeal of that certification order to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Four defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Three other defendants have recently settled with the plaintiffs and the trial court has given its preliminary approval of those settlements. Three defendants remain, including the Company. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although the Company can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and the Company intends to defend its position.

F.	RESTRICTED STOCK

The Company awarded 15,000 shares of restricted stock in the current quarter and 760,500 during the nine months ended September 30, 2005, of which 567,750 shares are subject to certain performance criteria. The weighted average fair value, at the measurement date, of the restricted stock awards was $53.99. The fair value of the restricted shares is amortized over various vesting periods through August 2009. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.0 million and $4.6 million for the quarters ended September 30, 2005 and 2004, respectively, and $15.7 million and $10.9 million for the nine months ended September 30, 2005 and 2004, respectively. The deferred portion of the restricted stock is reported as a reduction to additional paid in capital and was $60.6 million at September 30, 2005 and $37.2 million at December 31, 2004.

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

The table below summarizes the Company’s reportable segments (in thousands). “Other” represents the elimination of fees charged between segments. In the near term, depreciation and amortization is separately identifiable to each segment and is included in the total operating expenses for each segment in the table below. However, we expect our information technology and customer service departments in each segment to consolidate, and thereafter depreciation and amortization related to their operations may become no longer separately identifiable by segment. First Health only includes results since the date of acquisition. Disclosure of total assets by reportable segment has not been disclosed, as they are not reported on a segment basis internally by the Company and are not reviewed by the Company’s chief operating decision maker.

	Quarter Ended September 30, 2005
	Health Plans	First Health	Other	Total
Operating Revenues:
Managed care premiums	$1,422,056	$12,338	$-	$1,434,394
Management services	32,166	210,666	(3,037)	239,795
Total operating revenues	1,454,222	223,004	(3,037)	1,674,189

Total operating expenses	1,293,251	173,952	(3,037)	1,464,166

Operating earnings	$160,971	$49,052	$-	$210,023

	Nine Months Ended September 30, 2005
	Health Plans	First Health	Other	Total
Operating Revenues:
Managed care premiums	$4,216,496	$29,818	$-	$4,246,314
Management services	91,892	559,622	(5,482)	646,032
Total operating revenues	4,308,388	589,440	(5,482)	4,892,346

Total operating expenses	3,850,937	450,937	(5,482)	4,296,392

Operating earnings	$457,451	$138,503	$-	$595,954

Previous reportable segment disclosures were of the Company’s Health Plan insured products. The following table summarizes the Company’s Health Plan products through gross margin and includes a medical loss ratio (“MLR”) calculation and has been included for period comparison purposes (in thousands):

	Quarters Ended September 30,

	Commercial	Medicare	Medicaid	Total
2005
Revenues	$1,066,259	$168,691	$187,106	$1,422,056
Medical costs	829,582	138,164	160,039	1,127,785
Gross margin	$236,677	$30,527	$27,067	$294,271
MLR	77.8%	81.9%	85.5%	79.3%

2004
Revenues	$1,015,184	$142,761	$144,108	$1,302,053
Medical costs	809,630	110,631	123,056	1,043,317
Gross margin	$205,554	$32,130	$21,052	$258,736
MLR	79.8%	77.5%	85.4%	80.1%

	Nine Months Ended September 30,

	Commercial	Medicare	Medicaid	Total
2005
Revenues	$3,144,164	$505,504	$566,828	$4,216,496
Medical costs	2,478,836	408,075	474,561	3,361,472
Gross margin	$665,328	$97,429	$92,267	$855,024
MLR	78.8%	80.7%	83.7%	79.7%

2004
Revenues	$2,997,397	$419,189	$426,943	$3,843,529
Medical costs	2,378,663	348,726	369,471	3,096,860
Gross margin	$618,734	$70,463	$57,472	$746,669
MLR	79.4%	83.2%	86.5%	80.6%

First Health operations are aligned into five sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations. Revenue from the Company’s First Health sectors since the date of acquisition is as follows (in thousands):

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
National Accounts	$37,588	$105,854
Federal Employees Health Benefits Plan	60,337	148,851
Network Rental	24,643	67,067
Medicaid/Public Sector	49,742	126,907
Workers' Compensation	50,694	140,761
Total First Health revenue	$223,004	$589,440

H.   COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$133,065	$87,022	$375,212	$245,351
Other comprehensive gain:
Holding (loss) gain:	(10,350)	12,047	(12,610)	(10,768)
Reclassification adjustment	34	26	(2,179)	(191)
Sub-total	(10,316)	12,073	(14,789)	(10,959)

Tax benefit (provision)	4,023	(4,708)	5,768	4,274

Comprehensive income	$126,772	$94,387	$366,191	$238,666

The unrealized loss on the Company’s investment portfolio for the third quarter of 2005 was a result of an increase in interest rates during the third quarter of 2005.

I.	INVESTMENTS

Through its acquisition of First Health, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of September 30, 2005 was $51.5 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income since the date of the acquisition was $3.4 million and is included in other income. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Nine Months Ended September 30, 2005 and 2004

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2004, including the critical accounting policies discussed therein.

Highlights of Third Quarter 2005 Performance

•	Health Plan membership increased 2.5% over the prior year quarter.
•	Revenue increased 25.9% over the prior year quarter. Health Plan only revenue increased 9.4% over the prior year quarter.
•	Health Plan medical loss ratio of 79.3% improved 80 basis points over the prior year quarter.
•	Selling, general and administrative expenses were 18.2% of revenue. Health Plan only selling, general and administrative expense was 11.0%, a 60 basis point improvement over the prior year quarter.
•	Operating margin of 12.5% improved 290 basis points over the prior year quarter.
•	Diluted earnings per share increased 26.6% over the prior year quarter.

Stock Split

On August 31, 2005, our Board of Directors approved a three–for–two stock split of our common stock, with a distribution effective October 17, 2005 for stockholders of record on October 3, 2005. The stock split is reflected retroactively in share and per share data for all periods presented.

Acquisition

Effective January 28, 2005, we completed our acquisition of First Health Group Corporation (“First Health”). First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.2686 shares of Coventry common stock. As a result of the merger, we paid $863.1 million in cash and issued approximately 24.7 million shares of our common stock to stockholders of First Health. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in our consolidated financial statements since the date of acquisition. The purchase price for First Health was allocated to the assets, including identifiable intangible assets and liabilities, based on estimated fair values.

Membership

The following tables present our Health Plan membership as of September 30, 2005 and 2004 (amounts in thousands).

September 30, 2005
Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	52	-	4	56	47	103
Georgia	36	-	-	36	36	72
Illinois	74	-	-	74	17	91
Iowa	55	-	5	60	6	66
Kansas	137	14	-	151	61	212
Louisiana	73	-	-	73	3	76
Michigan	-	-	62	62	-	62
Missouri	177	19	169	365	82	447
Nebraska	45	-	-	45	3	48
North Carolina	67	-	9	76	55	131
Pennsylvania	442	35	105	582	154	736
Utah	135	-	-	135	72	207
Virginia	114	-	16	130	44	174
West Virginia	47	6	27	80	2	82
Total	1,454	74	397	1,925	582	2,507

September 30, 2004
Market	Commercial	Medicare	Medicaid	Total Risk	Non–Risk	Total
Delaware	50	-	2	52	51	103
Georgia	40	-	-	40	36	76
Illinois	74	-	-	74	13	87
Iowa	49	-	5	54	12	66
Kansas	148	14	-	162	48	210
Louisiana	73	-	-	73	3	76
Michigan	-	-	-	-	-	-
Missouri	196	18	185	399	96	495
Nebraska	45	-	-	45	5	50
North Carolina	68	-	12	80	40	120
Pennsylvania	467	33	94	594	142	736
Utah	119	-	-	119	65	184
Virginia	108	-	15	123	43	166
West Virginia	50	3	20	73	4	77
Total	1,487	68	333	1,888	558	2,446

The membership increase from the prior year third quarter is primarily attributable to the acquisition of OmniCare in the fourth quarter of 2004 and from additional organic membership offset by losses during the first quarter of 2005.

During the first quarter of 2005, we lost a large commercial insured account to an administrative services only (“ASO”) bid and a large existing ASO account to another third party administrator. Despite the loss of this membership in the first quarter of 2005, the overall membership change was essentially flat for the nine months ended September 30, 2005 due to an increase in sales in the second and third quarter of 2005. We expect membership to increase by approximately one percent for the twelve months ended December 31, 2005.

Additionally, legislation in Missouri was approved that will change the eligibility requirements for Medicaid beneficiaries throughout the state. Although some of the details of the eligibility changes are still uncertain, we expect our portion of the Missouri Medicaid eligibility reductions to be approximately 20,000 for the twelve months ended December 31, 2005. Through the nine months ended September 30, 2005, we have lost 17,000 Medicaid members in our Missouri market.

On August 29, 2005, Hurricane Katrina caused significant destruction and flooding in Southern Louisiana, most notably in the greater New Orleans area. As a result of its effects, we believe a loss of 15,000 to 25,000 members in our Louisiana operations is possible in 2006.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2005 and 2004 (in thousands, except EPS and membership).

	Quarters Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Consolidated Business
Total operating revenues	$1,674,189	$1,329,816	25.9%	$4,892,346	$3,927,789	24.6%
Operating earnings	$210,023	$128,206	63.8%	$595,954	$362,303	64.5%
Net earnings	$133,065	$87,022	52.9%	$375,212	$245,351	52.9%
Diluted earnings per share	$0.81	$0.64	26.6%	$2.33	$1.81	28.7%
Selling, general and administrative	18.2%	11.6%	6.6%	17.4%	11.6%	5.8%
as a percentage of revenue

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$247.60	$228.36	8.4%	$244.62	$225.00	8.7%
Medicare	$761.90	$698.82	9.0%	$765.13	$691.96	10.6%
Medicaid	$157.10	$143.87	9.2%	$157.00	$141.99	10.6%
Medical Costs (per member per month):
Commercial	$192.64	$182.12	5.8%	$192.86	$178.56	8.0%
Medicare	$624.03	$541.55	15.2%	$617.66	$575.65	7.3%
Medicaid	$134.38	$122.86	9.4%	$131.44	$122.88	7.0%
Medical Loss Ratios:
Commercial	77.8%	79.8%	(2.0%)	78.8%	79.4%	(0.6%)
Medicare	81.9%	77.5%	4.4%	80.7%	83.2%	(2.5%)
Medicaid	85.5%	85.4%	0.1%	83.7%	86.5%	(2.8%)
Total	79.3%	80.1%	(0.8%)	79.7%	80.6%	(0.9%)
Administrative Statistics:
Selling, general and administrative	11.0%	11.6%	(0.6%)	11.0%	11.6%	(0.6%)
as a percentage of revenue
Days in medical liabilities	56.0	57.0	(1.0)

First Health Business
Membership:
National Accounts
On-going accounts	671,000	n/a
Run-out (1)	90,000	n/a
Total National Accounts	761,000	n/a
Mail Handlers	468,000	n/a
Revenue by product lines
National Accounts	$37,588	n/a		$105,854	n/a
Federal Employees Health Benefit Plan	60,337	n/a		148,851	n/a
Network Rental	24,643	n/a		67,067	n/a
Medicaid/Public Sector	49,742	n/a		126,907	n/a
Workers' Compensation	50,694	n/a		140,761	n/a
Total First Health revenues	$223,004	n/a		$589,440	n/a
Administrative Statistics:
Selling, general and administrative	65.7%	n/a		64.8%	n/a
as a percentage of revenue

(1) Company is still providing services to terminated customers.

Quarters Ended September 30, 2005 and 2004

Managed care premium revenue in total increased as a result of rate increases that occurred throughout all markets and acquisitions.  Commercial yields increased as a result of rate increases on renewals.  Excluding the effect of an allowance recorded for a portion of the outstanding premium receivables in our Louisiana market stemming from the effects of Hurricane Katrina, the commercial yield increased 8.8%.  Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market, and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 resulted in an increase in managed care premium revenue of $36.4 million over the prior year quarter.

Management services revenue increased almost entirely due to the acquisition of First Health.

Medical costs have increased due to medical trend and acquisitions. However, total Health Plan business medical costs as a percentage of premium revenue has improved by 0.8% over the prior year quarter. This favorable change was attributable to our commercial business which experienced particularly favorable inpatient utilization this quarter.  Going forward, we expect the Health Plan commercial medical costs as a percentage of premium revenue for the fourth quarter and full year 2005 to remain at approximate current year to date levels.  Medicare medical costs as a percentage of premium revenue increased comparatively due to unusually strong Medicare results in the prior year quarter which were due to lower in-patient days in some of our markets. Days in total medical claims liabilities decreased from the prior year quarter due to timing of claim payments and a reduction of claim inventory levels.

Selling, general and administrative expense increased almost exclusively due to normal operating costs of recent acquisitions. Selling, general and administrative expense from acquisitions was approximately $147.3 million.

Depreciation and amortization increased as a result of intangible and other fixed assets acquired with First Health.

Interest expense increased as a result of the indebtedness incurred with the acquisition of First Health.

Other income increased as a result of a larger investment portfolio and a rise in short term rates.

Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.3% in the third quarter of 2005 from 35.8% in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of income from states with income tax provisions.

Nine Months Ended September 30, 2005 and 2004

Managed care premium revenue in total increased as a result of rate increases that occurred throughout all markets and acquisitions. Commercial yields increased as a result of rate increases on renewals.  Medicare yields increased as a result of the rate increases from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market, and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 resulted in an increase in managed care premium revenue of $110.9 million over the prior year nine months.

Management services revenue increased almost entirely due to the acquisition of First Health. The First Health acquisition closed January 28, 2005 and therefore only results from January 28, 2005 through September 30, 2005 are included in our results of operations.

Medical costs have increased due to medical trend and acquisitions. However, total Health Plan business medical costs as a percentage of premium revenue has improved by 0.9% over the prior year nine months. This favorable change was attributable to the favorable results in our commercial business in the third quarter as described above and attributable to our commercial, Medicare and Medicaid business in the first quarter of 2005. In the first quarter of 2005, the flu season was not as severe as it has been in previous first quarters and pharmacy trends continued to be favorable. In addition, inpatient utilization was flat in our commercial business in the first quarter of 2005 compared to the first quarter of 2004.

Selling, general and administrative expense increased almost exclusively due to normal operating costs of recent acquisitions. Selling, general and administrative expense from acquisitions was approximately $384.1 million.

Depreciation and amortization increased as a result of intangible and other fixed assets acquired with First Health.

Interest expense increased $29.6 million as a result of the indebtedness incurred with the acquisition of First Health. Additionally, we refinanced our credit facilities during the second quarter. As a result, we wrote off $5.4 million of deferred financing costs related to the original credit facilities.

Other income increased as a result of a larger investment portfolio, a rise in short term rates, and due to a gain of $2.6 million on the sale of investments in the second quarter of 2005.

Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.3% for the nine months ended September 30, 2005 from 36.1% for the same period in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of states with income tax provisions.

Medicare Part D

The Medicare Part D program, which gives beneficiaries access to prescription drug coverage, will take effect January 1, 2006. Coventry has been awarded contracts by the Centers for Medicare and Medicaid Services (CMS) to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency.

Coventry submitted bids as a national prescription drug plan sponsor in all 34 CMS established regions. The bids are designed to provide solutions for individuals, employer groups and low income populations. Our primary retail distribution strategy for the Medicare Part D program is through distribution alliances with other insurers and retail operations.

During the third quarter of 2005, we received approval to offer Part D Prescription Drug Plans (PDP) in all 34 regions. We also qualified in all 13 regions where we sought to participate in the auto assignment of low income beneficiaries. The PDP plans will be marketed under the brand names of Advantra Rx and First Health Premier and include options with first dollar coverage (no deductible). Products will be underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to provide Medicare Part D prescription drug products to Medicare beneficiaries.

We have spent approximately $2 million in selling, general and administrative expenses in the third quarter of 2005 preparing for the implementation of this program and expect to spend a total of $10 million for the full year. Additionally, we expect the Medicare Part D program to add an incremental $0.02 to our 2006 full year earnings per share. This incremental earnings per share amount includes the effect of the expected losses of First Health fee based revenue of $31 million relating to the termination of dual eligible administration and senior pharmacy discount card business as a result of the implementation of the Medicare Part D program.

Hurricane Katrina

On August 29, 2005, Hurricane Katrina caused significant destruction and flooding in Southern Louisiana, most notably in the greater New Orleans area. Coventry operates a local health plan in Louisiana covering approximately 76,000 members and employing 56 Louisiana residents. Of the 76,000 members, approximately 63,000 are in the greater New Orleans area. We have taken steps to ensure continuity of operations and to comply with temporary requirements imposed by the Louisiana Department of Insurance.

As a result of the effects of Hurricane Katrina, we recorded an allowance for premium receivables of approximately $3.5 million against the uncollected September 2005 premiums for our Louisiana operations. Although we did not incur a loss with respect to our Louisiana operations in the third quarter of 2005, a net loss in our Louisiana operations of $.03 to $.05 per share is possible in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.5 years as of September 30, 2005. Typically, cash flow from operations and the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund those short-term liabilities, including our claims liabilities.

Our total cash and investments, consisting of cash and cash equivalents and short–term and long–term investments, but excluding deposits of $55.2 million restricted under state regulations increased $221.8 million to $1.9 billion at September 30, 2005 from $1.7 billion at December 31, 2004.

We have classified all of our investments as available–for–sale. Our investments at September 30, 2005 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of September 30, 2005	Cost	Value
Maturities:
Within 1 year	$351,774	$351,701
1 to 5 years	441,871	439,278
5 to 10 years	250,258	251,818
Over 10 years	318,036	317,472
Total	$1,361,939	1,360,269
Equity investment		51,515
Total short-term and long-term securities		$1,411,784

We will continue to fund our working capital requirements from our cash flow from operations. We believe that because our long-term investments are available-for-sale, the amount of such investments should be considered when assessing our liquidity. On such basis, current assets plus long-term investments available-for-sale, excluding the Company’s single equity investment, less current liabilities increased to $1.1 billion at September 30, 2005 from $1.0 billion at December 31, 2004. The increase is a result of current year operations offset by cash and investments used related to the First Health acquisition and debt repayment.

The demand for our products and services are subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand availability under our revolving credit agreement and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs and any other reasonably likely future cash requirements. We currently intend to use excess cash flow from operations to pay down debt, fund acquisitions as such acquisition opportunities arise and opportunistically repurchase shares of our common stock under our stock repurchase program discussed below.

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

Cash Flows

Net cash from operating activities is primarily driven by net earnings and an increase in certain liabilities. Accounts Payable and Other Liabilities increased primarily as a result of our tax payments being less than the provision. Medical Liabilities increased as a result of the normal timing of accruals and payments related to risk sharing arrangements with providers and the timing of claim payments including our Louisiana operations that were affected by Hurricane Katrina. Deferred Revenue increased as a result of the timing of the CMS payments for Medicare beneficiaries. We received four monthly CMS payments in the third quarter instead of the normal three. Cash flow from operating activities has increased over the prior year nine months primarily as a result of higher earnings and a larger increase in Accounts Payable and Other Liabilities and Deferred Revenue discussed above.

Net cash flow used for investing activities for the nine months ended September 30, 2005 increased due to payments for acquisitions which includes the cash component of the First Health stock purchase and First Health transition costs paid through September 30, 2005. The payments for acquisition also include the final payment for the OmniCare purchase of $6.2 million. Capital expenditures include payments under a new license agreement for the group health operating software used by the Company.

Projected capital expenditures in 2005 of approximately $60 million to $65 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems and Medicare Part D infrastructure.

Proceeds from the issuance of debt include indebtedness incurred related to the acquisition of First Health, less payments made for debt issuance costs. The issuance of debt includes $500 million of new senior notes, unsecured credit facilities consisting of a $300 million five-year term loan and $65 million from a revolving credit facility drawn at closing on January 28, 2005. Proceeds also include new credit facilities the Company entered into on June 30, 2005 providing for a revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a term loan in the principal amount of $100 million. Payments for retirement of debt include the repayment of a $200 million long-term credit facility assumed from the acquisition of First Health, repayment of the $365 million original credit facilities and the $117.5 million repayment of the new revolving credit facility.

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

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the nine months ended September 30, 2005, we received $231.0 million in dividends from our regulated subsidiaries.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of September 30, 2005 and December 31, 2004 (in millions, except percentage data).

	September 30,	December 31,
	2005	2004
	(estimated)
Regulated Capital and surplus	$826.1	$727.3
300% of RBC	524.8	515.4
Excess capital and surplus above 300% of RBC	301.3	211.9
Capital and surplus as percentage of RBC	472%	423%
Statutory deposits	55.2	23.1

The increase in capital and surplus for our regulated subsidiaries is a result of income and the inclusion of regulated subsidiaries acquired with First Health offset by dividends paid to the parent company. The increase in statutory deposits is a result of the inclusion of deposits held by the regulated subsidiaries acquired with First Health.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $324.0 million and $383.1 million at September 30, 2005 and December 31, 2004, respectively. The decline is a result of cash and investments used related to the First Health acquisition and debt repayment offset by dividends from our regulated subsidiaries. During the nine months ended September 30, 2005, we made capital contributions to our subsidiaries of $0.6 million.

Other

Our contractual obligations increased $54.1 million during the nine months ended September 30, 2005 due to the acquisition of First Health. This increase is almost exclusively related to operating lease obligations.

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Plan expenses in the Mail Handlers Benefit Plan after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of September 30, 2005 are sufficient to cover Plan expenses.

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

On January 28, 2005, the Company completed its acquisition of First Health Group Corp. (“First Health”). For the nine months ended September 30, 2005, First Health’s total operating revenue represents 12% of our consolidated operating revenue. Excluding First Health, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health may occur and will be evaluated by management as such integration activities are implemented.

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

The trial court has certified various subclasses of plaintiffs. The defendants filed an appeal of that certification order to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. Four defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. Three other defendants have recently settled with the plaintiffs and the trial court has given its preliminary approval of those settlements. Three defendants remain, including the Company. This MDL lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the MDL action have been concluded. Although we can not predict the outcome, management believes that the MDL lawsuit and tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit, and we intend to defend our position.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended September 30, 2005 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2005	39	$ 48.91	-	2,634
August 1-31, 2005	-	$ -	-	2,634
September 1-30, 2005	1	$ 54.81	-	2,634

Totals	40	$ 49.12	-	2,634

(1)	These shares were purchased in exchange for employee payroll taxes on vesting of restricted stock awards and are not part of the publicly announced stock repurchase program.

(2)

These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. The program authorized 9.4 million shares to be repurchased and does not have an expiration date.

ITEM 3: Not Applicable

ITEM 4: Not Applicable

ITEM 5: Not Applicable

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	November 7, 2005	By:	/s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	November 7, 2005	By:	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 7, 2005	By:	/s/ John J. Ruhlmann
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