Form 10-K
period 2005-12-31
COVENTRY HEALTH CARE INC
filed 2006-03-09
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.01 par value

Common Stock purchase rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non - affiliates of the registrant as of June 30, 2005 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $7,636,581,238.

As of February 28, 2006, there were 160,320,895 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

INDEX TO EXHIBITS

Ex - 4.1      Specimen Common Stock Certificate

Ex - 10.9    Employment Agreement effective July 1, 2004, between Patrisha L. Davis and Coventry Health Care, Inc.

Ex - 10.10  Employment Agreement effective January 31, 2005, between Harry Creasey and Coventry Health Care, Inc.

Ex - 10.13  Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006

Ex - 10.14  Summary of Named Executive Officer Compensation

Ex - 10.21  Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement

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

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2005.

These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Item 1a, “Risk Factors” in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, unanticipated revenue short falls in recently acquired companies, price restrictions under Medicaid and Medicare, problems in integrating or realizing efficiencies in acquired companies, issues related to product marketing and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to the inability in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and premium rates and litigation risk.

Item 1: Business

General

We are a national managed health care company based in Bethesda, Maryland, operating health plans, insurance companies, network rental / managed care services companies, and workers’ compensation services companies. We provide a full range of risk and fee-based managed care products and services, including health maintenance organization (“HMO”), preferred provider organizations (“PPO”), point of service products (“POS”), Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators in all 50 states, as well as the District of Columbia and Puerto Rico.

Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission (“SEC”) and free of charge, on the Internet at www.coventryhealth.com.

Coventry has two operating segments: Health Plans and First Health. Our Health Plans segment serves 17 markets, primarily in the Mid-Atlantic, Midwest and Southeast United States. Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, Southern Health and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas.

Our Health Plans segment offers a broad range of managed care products to a broad cross-section of employers including federal, state, and local governments. In addition, in selected markets, we participate in Medicaid and Medicare Advantage programs. Our products include traditional HMO products, PPO and POS. We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs, as well as on a self-funded basis where we perform administrative services only for a fee and the customer assumes the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”). The Medicare Advantage and Medicaid products offered through our health plans are risk products.

Our First Health segment serves the group health, workers’ compensation and state public program market and assists a broad range of payor clients through a portfolio of both integrated and stand-alone managed care and administrative products. The components of First Health’s offerings include:

•	A broad, national preferred provider organization of directly contracted, quality, cost-effective health care providers
•	Clinical programs, including case management, disease management and return to work programs
•

Administrative products, including group health claims administration and business process outsourcing for the workers’ compensation business, including bill review, first report of injury and front end claim processing

•	Pharmacy benefit management
•	Fiscal agent services (generally for state entitlement programs)
•	Group health insurance products

Health Plan Business

Health Plan Products

Commercial Risk

Our health plans offer individuals and employer groups a full range of commercial risk products, including HMO, PPO and POS products. Our health plans design their products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which they operate. Our health plans had 1.5 million commercial risk members as of December 31, 2005 that accounted for $4.3 billion of revenue in 2005.

Our health plan products vary with respect to products features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health and ancillary diagnostic and therapeutic services. In general, a fixed monthly membership fee covers all HMO services although some benefit plans require co-payments or deductibles in addition to the basic membership fee. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our health plan HMO products have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

Our health plan risk-based PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and allow members to use providers that do not participate in our health plan managed care networks. If a member chooses a non-participating provider, deductibles, co-payments and other out-of-pocket costs to the member generally are higher than if the member chooses a participating provider. Our health plans also offer high deductible plans in conjunction with consumer directed products. Premiums for our health plan PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Medicare Advantage

As of December 31, 2005, our health plans operated four Medicare Advantage (“MA”) HMO’s in four states covering 68,000 members and operated four Medicare demonstration PPO’s in six states covering 7,000 members. The Medicare Advantage line of business accounted for $676.3 million of revenue in 2005.

The Centers for Medicare and Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts. In 2005, 50% of the payment is based on demographic factors of the individual member and 50% is based on individually determined health risk adjusters. In 2006, 75% of the payment will be based on risk adjusters, and the payments in 2007 and beyond will be 100% health risk based. The average increase of CMS rates in the health plan service area counties for 2005 was 11.8%. This includes a 6.8% average increase in the ratebook published by CMS and 1.6% for the shift in blending from 30% to 50% risk based; another 3.4% resulted from a change in the mix of members and their associated risk and demographic scores. Our health plans also receive a monthly premium from most of its Medicare members and/or their employer. However, in 2006, each Medicare market in which the health plan segment operates will have at least one plan for which members do not pay a premium.

Medicaid

Certain health plans offer health care coverage to Medicaid recipients in eight states which, as of December 31, 2005, covered 393,000 members and accounted for $754.3 million of revenue in 2005. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of the Medicaid members are in the Michigan, Missouri and Pennsylvania markets, representing 83.8% of the total Medicaid membership.

Management Services

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided typically include network management, claims processing, utilization review and quality assurance. Our health plans receive a fixed fee for its management services and access to their provider networks and they assume no underwriting risk. As of December 31, 2005, the health plans had approximately 592,000 non-risk health plan members.

Health plan management and other administrative services accounted for $119.6 million of revenue for the year ended December 31, 2005.

Health Plan Markets

The geographic markets in which our health plans operate are described as follows:

•	Delaware — commercial products in Delaware and Maryland; Medicaid products in the Baltimore metropolitan area.
•	Georgia — commercial products in the greater Atlanta and Savannah metropolitan areas.
•	Illinois — commercial products, primarily in the Western, Northern (exclusive of the Chicago Metropolitan area) and Central Illinois areas.
•	Iowa — commercial products to members primarily in the Des Moines metro area; Medicaid products in the Waterloo area; and Medicare products in five counties.
•	Kansas — commercial products in Kansas and portions of Western Missouri and Oklahoma. Medicare products in the Kansas City and Wichita metropolitan areas.
•	Louisiana — commercial products, primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Michigan — Medicaid products in Wayne County, Michigan.
•

Missouri— commercial and Medicare products to members in the St. Louis metropolitan area, including portions of Southern Illinois; Medicaid products also in the St. Louis metropolitan area and Central and Western Missouri.

•	Nebraska — commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska.
•	North Carolina — commercial and Medicaid products primarily in the Charlotte and Raleigh — Durham metropolitan areas.
•

Pennsylvania — commercial products primarily in Harrisburg, Lehigh Valley and the State College metropolitan areas comprising the Central Pennsylvania market; commercial products in the Philadelphia metropolitan area comprising the Eastern Pennsylvania market; commercial products in Pittsburgh, Erie and portions of Eastern Ohio comprising the Western Pennsylvania market; Medicaid products in the Harrisburg metropolitan area; and Medicare products in the Pittsburgh, Harrisburg and State College metropolitan areas.

•	Utah — commercial products primarily in the Ogden, Salt Lake City and Provo metropolitan areas. Commercial products also in Wyoming and Idaho.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial, Medicaid and Medicare products to a service area covering a majority of the state’s population.

Health Plan Membership

The following tables show the total number of health plan members as of December 31, 2005 and 2004 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2005	2004	Change
Membership by market:
Delaware	119	102	16.7%
Georgia	78	73	6.8%
Illinois	93	87	6.9%
Iowa	67	66	1.5%
Kansas	218	209	4.3%
Louisiana	64	76	(15.8%)
Michigan	61	62	(1.6%)
Missouri	449	495	(9.3%)
Nebraska	54	50	8.0%
North Carolina	133	119	11.8%
Pennsylvania	739	740	(0.1%)
Utah	208	187	11.2%
Virginia	181	169	7.1%
West Virginia	82	74	10.8%
Total membership	2,546	2,509	1.5%

	December 31,		Percent
	2005	2004	Change
Risk membership:
Commercial	1,486	1,483	0.2%
Medicare	75	69	8.7%
Medicaid	393	397	(1.0%)
Total risk membership	1,954	1,949	0.3%
Non-risk membership	592	560	5.7%
Total membership	2,546	2,509	1.5%

Health Plan Provider Networks

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

Our health plans have capitation arrangements for certain ancillary health care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs, but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 6.5%, 7.1%, and 9.9% of our total medical costs for the years ended December 31, 2005, 2004 and 2003, respectively. Membership associated with global capitation arrangements was approximately 116,000, 127,000 and 145,000 as of December 31, 2005, 2004 and 2003, respectively. Based on our knowledge and experience, we consider the risk associated with these arrangements to be insignificant.

Most of our health plan contracted primary care and specialist physicians are compensated under a discounted fee-for-service arrangement. The majority of our health plans contract with hospitals to provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service, a per case basis or in some instances a discount from charges basis. Our health plans pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated at discounted rates through a network of pharmacies in the markets in which our health plans operate.

Health Plan Medical Management

Our health plans have established systems to monitor the availability, appropriateness and effectiveness of the patient care their network providers provide. Our health plans collect utilization data in each of our health plan markets that is used to analyze over-utilization or under-utilization of services and to assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate office monitors the medical management policies of our health plans and assists our health plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment.

Our health plans have developed a comprehensive disease management program that identifies those members having certain chronic diseases, such as asthma and diabetes. Our health plan case managers proactively work with members and their physicians to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. We believe that our disease management program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

Each of our health plans either employs or contracts with physicians as medical directors who monitor the quality and appropriateness of the medical services provided to our members. The medical directors supervise medical managers who review and approve, for coverage, requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

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

Our health plans also focus on the satisfaction of its members. They monitor appointment availability, member-waiting times, provider environments and overall member satisfaction. Our health plans continually conduct membership surveys of existing employer groups concerning the quality of services furnished and suggestions for improvement.

Health Plan Information Technology

We believe that integrated and reliable information technology systems are critical to our health plans’ success. We have implemented advanced information systems to improve the operating efficiency of our health plans, support medical management, underwriting and quality assurance decisions and effectively service our employer customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing. Our centralized data center processes approximately 23.3 million claims annually.

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

Approximately 69.1% of all claim transactions are processed via electronic data interface which supports our ability to auto adjudicate 79.7% of all claims.

Health Plan Marketing

Our health plans market commercial HMO, POS and PPO products to individuals and employer group purchasers in their local markets on both a fully insured and self-funded basis. Among small and medium size employers, our health plan commercial products are most commonly offered on an exclusive basis. In the large group segment, our health plan products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay a large part of their employees’ health care premiums, although we have witnessed a gradual trend toward a growing portion of that cost being assumed by employees. Typically our health plan employer group contracts are renewed annually.

To respond to market demand, our health plans have expanded the number of lower cost product options made available to employee group purchasers. These include FlexChoice products, a family of products whereby the employer bears a substantially greater proportion of healthcare costs through mechanisms such as health reimbursement accounts. In addition, our health plans offer HSAs which are tax-advantaged employee savings accounts for healthcare expenses, in most markets effective January 2005. We continue to invest in an array of consumer-driven health plan alternatives.

Our health plans maintain an active presence in the communities they serve through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in these communities. Our health plans market their managed care products and services through their own sales staff and a network of several thousand independent brokers and agents. Our local direct sales staff and independent brokers and agents market our health plans, seeking to attract new employer customers and members and retain our existing employer customers and members. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

Our health plan direct sales staff and independent brokers and agents typically market their managed care products and services to employers in a two-step process in which presentations are made first to employers to secure contracts to provide health benefits. In most instances, our health plan sales are made on a complete replacement basis. If they are co-existing in an employer account with another carrier, our health plan direct sales staff will then be involved in the solicitation of members from the employee base during periodic open enrollments during which employees are permitted to change health care programs. In some markets, they use workplace presentations, direct mail and radio and television advertisements to market to prospective members.

Our health plan Medicaid products are marketed to Medicaid recipients by state Medicaid authorities. Our health plans market Medicare products through television, radio, newspaper and billboard advertising and direct mail to both individuals and retirees of employer groups that provide benefits to retirees. In addition, our health plans offer the Medicare product through a network of independent brokers and agents. Our health plan Medicaid and Medicare contracts are renewable annually. Medicare enrollees are able to disenroll monthly. However, in 2006, there will be a “lock-in” period starting in May in which specific criteria will have to be met to disenroll.

Our health plans seek to enroll eligible Medicare members in plans covering both medical and pharmacy benefits. In 2006, we will also offer a stand alone prescription drug plan (“PDP”) under the new CMS regulations. This product will be marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement Health Insurers and third party payors and administrators (“TPAs”) and related broker distribution entities.

Health Plan Significant Customers

Our health plan commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. We received 11.8%, 10.9% and 10.8% of our managed care premiums for the years ended December 31, 2005, 2004 and 2003, respectively, from the Federal Medicare program throughout our various health plan markets. We also received 13.2%, 11.7% and 11.8% of our managed care premiums for the years ended December 31, 2005, 2004 and 2003, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets. In 2005, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

Health Plan Competition

The managed care industry is highly competitive, both nationally and in the individual markets we serve. Generally, in each market, we compete against local health plans and nationally focused health insurers and managed care plans. We compete for employer groups and members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care and service, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies.

Financial Information

Required financial information related to our business segments is set forth in Note N of our consolidated financial statements.

First Health Business

Our First Health segment is a collection of health benefits services companies that serve the Group Health and Specialty sectors.

Group Health Sector Overview

The Group Health business offers its managed care and administrative products to commercial payors in three customer classifications: National Accounts, Federal Employee Health Benefits Program (“FEHB Program”), and Network Rental.

National Accounts

First Health serves businesses with locations in several states that self-insure the health care benefits of their employees subject to the Employee Retirement Income Security Act (“ERISA”). A variety of stand-alone managed care services, as well as a portfolio of integrated health plan products are generally offered to national, multi-site companies with 500 employees or more as well as to mid-size companies in regional and local markets.

Federal Employee Health Benefits Program

First Health has provided services to plans in the FEHB Program for nearly two decades. The FEHB Program is the largest employer-sponsored group health program in the United States. The FEHB Program sector is both a business-to-business and business-to-consumer sector where federal employees have the opportunity to choose a health benefits carrier from a number of offered plans each year. First Health provides a variety of managed care and administrative services, and serves as the plan administrator to the Mail Handlers Benefit Plan (“MHBP”), First Health’s largest client. The MHBP offers health care benefits under the FEHB Program to federal employees nationwide. First Health also provides a full range of managed care and administrative services to MHBP and, to a lesser degree, provides various managed care or administrative services to certain other FEHB Plans.

Network Rental

First Health offers its national PPO network and other managed care products to national, regional, and local TPAs and insurance carriers. This business primarily operates on a business-to-business basis, focusing on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs. A block of small group insured business underwritten by First Health Life and Health and supported by the First Health network is included in the Group Health sector.

Specialty Sector Overview

The Specialty businesses offer network managed care and administrative services to Workers’ Compensation and Public/Medicaid customers.

Workers’ Compensation

First Health provides administrative services to worker’ compensation TPAs, funds and carriers who underwrite workers’ compensation insurance. Workers’ Compensation insurance covers the cost of medical care, lost wages and rehabilitation for workers injured on the job. First Health offers managed care services, including the First Health Network and business process outsourcing, including bill review, imaging and work flow management and first report of injury. In general, workers’ compensation carriers and self-funded entities have experienced significant challenges in recent years due to increases in medical costs. As a result, there is a demand by payors for products that target high cost and/or high volume services as well as access to a broad, discounted network. First Health has one of the largest cost effective national workers’ compensation network creating a value proposition for its customers. In addition, First Health has developed products to help its clients contain costs such as a subset-point-of-entry network (smaller network of providers that are accessed for initial treatment by injured workers), a managed physical therapy program, a Medicare set-aside program, an appointment setting program, and a pain management network. Furthermore, its business process outsourcing provides customers with work flow and medical records value-added solutions.

Medicaid/Public

Our Medicaid/Public entity, First Health Services, provides integrated automation, administration, payment and health care management services to state and local governments (“Public Sector”) related to their pharmacy and health benefits programs. First Health Services offers the following categories of programs:

•	Pharmacy benefit management
•	Health care management
•	Fiscal agent services

First Health Services has been able to utilize its Medicaid fiscal agent expertise, base of experience in the public sector and client relationships with over 26 state governments to provide new products and services as the public sector health programs (primarily Medicaid) move toward more efficient utilization of health care services.

Group Health Products

The First Health Network

The national PPO network, known as the First Health Network, incorporates both group health and workers’ compensation medical providers. The First Health Network is the core of the Group Health and Workers’ Compensation business, providing the foundation for all other products and services. PPOs are networks of contracted hospitals, physicians and other health care providers that provide health care services at pre-negotiated rates to members and customers of various payors, including employee groups, workers’ compensation payors or other payors. PPO networks offer a means of managing health care costs by reducing the per-unit price of medical services accessed through the network while providing an increased number of patients to PPO providers. The First Health provider network aggregates hospitals, physicians, and other health care providers all across the country, and allows First Health to offer services at pre-negotiated rates to a diverse group of payors, including group health and workers’ compensation insurance carriers, TPAs, HMOs, self-insured employers, union trusts, and government employee plans.

As of December 31, 2005, First Health’s hospital network included approximately 4,500 hospitals in 50 states, the District of Columbia and Puerto Rico. In most cases, rates are individually negotiated for the full range of hospital services, including hospital inpatient and outpatient services. In addition, First Health has established an outpatient care network (“OCN”) comprising more than 450,000 physicians, clinical laboratories, surgery centers, radiology facilities and other providers in 50 states, the District of Columbia and Puerto Rico.

The First Health Network consists of a full array of providers. By establishing contractual relationships with a complete range of providers, First Health is able to reduce a vast majority of its clients’ health care costs and facilitate referrals within the network for all needed care. Network providers benefit from their participation in the First Health Network through increased patient volume as patients are directed to them through health benefit plans maintained by First Health’s customers and other channeling mechanisms, such as First Health’s clinical and care support services and on-line provider directories.

The First Health Network maximizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnostic Related Group (“DRG”) based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated to control attempts to increase charges by inflating the price list.

Pharmacy Benefits Management

First Health offers a comprehensive pharmacy benefit management program, including:

•	A national, proprietary, point-of-sale, pharmacy network, consisting of more than 51,000 chain and independent pharmacies
•	Formulary management
•	Mail-order service through a third party vendor
•	Prospective drug utilization review
•	Online prescription claim adjudication

The single source combination of pharmacy benefits management and medical management is critical to managing and assessing the total medical cost. Pharmacy data sources are linked with other data sources to internally identify at-risk members for disease management.

Clinical Programs

First Health provides clinical programs including utilization review, case management, medication compliance and disease management through an internal staff consisting primarily of allied health professionals, registered nurses and physicians. This staff is supplemented by a nationwide network of consulting physicians with a full range of specialties. The in-house physician staff is a resource for the development of programs, as well as clinical policies and guidelines. The staff includes experienced, board-certified physicians in such specialties as internal medicine, psychology, psychiatry and family practice. The staff is crucial to the development and maintenance of evidence-based medical necessity guidelines and network quality assessment efforts.

First Health’s approach to clinical management is patient-centered, which means that it provides the level of support required to manage outcomes at an individual level. Its program focuses on proper management of illnesses and chronic conditions through early identification, intervention and education. Because First Health owns and operates the program, it is able to aggregate data to identify at-risk members at an early stage and to monitor individual claims data to identify high-risk patients. First Health connects these patients with network providers and sets appointments to facilitate compliance. First Health then works with the patients and their providers to identify and implement cost effective treatment alternatives. In all cases, the decision to proceed with these alternatives is made by the patient and the physician.

Medical Claims Administration and Health Plan Services

First Health provides comprehensive claims administration to group health clients who purchase its managed care services, including the First Health Network. First Health provides clients with an integrated package of health care benefits administration, including:

•	Managed care administration
•	Medical, dental and vision claims processing
•	Prescription drug plan administration
•	Flexible spending account administration
•	Health care reimbursement account administration
•	COBRA administration
•	Health savings account and administration
•	Subrogation
•	Access to member services representatives 24-hours-a-day, 7-days-a-week

First Health’s proprietary claims administration system, the First Claim system, was internally developed, and has the flexibility to support business functions in an efficient, effective manner. Because First Health controls the system, it can offer maximum flexibility for clients who require a variety of benefit plan options or who wish to implement a customized benefit plan. Virtually all of First Health’s clients have benefit plans that are unique to them and their business.

Stop-Loss Insurance

First Health’s stop-loss insurance capabilities enable it to serve as an integrated, single source for the managed care needs of its clients who are self-insured employers. Because its stop-loss rates are based on the savings and value generated through its various services, First Health is able to offer competitive rates and policies. Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance.

Workers’ Compensation Products

Bill Review

The First Health Bill Review system offers national and multi-regional workers’ compensation clients a single system to integrate and manage their workers’ compensation medical data. This means that clients can implement their workers’ compensation managed care strategies on a national basis, allowing them to capture data from multiple sources, analyze the information and use it to implement advanced managed care strategies.

First Health Bill Review provides its clients with an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which represent the maximum reimbursement for medical services provided to the injured worker, differ by state (and change as new state laws and regulations are amended). The system features full integration with the First Health Network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, First Health subjects bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices. These billing edits represent bill review savings. First Health maintains and supports virtually all aspects of the system. Therefore, clients gain efficiencies when using its integrated services by decreasing the staff previously required to support bill payment systems. First Health has the capability to program and implement client-specific enhancements, which provides truly customized bill review systems for its clients.

The system supports a number of electronic data interchanges from front-end systems, including claim systems and bill entry systems. The system also supports electronic data interchange (“EDI”) output to populate back-end systems such as payment systems, claims systems, explanation of review production and data warehousing.

In addition, its bill review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who lease the First Health Bill Review system have online access to their data and are able to create numerous reports at their desktop.

First Report of Injury

Early medical management intervention is important to achieving optimal outcomes in workers’ compensation cases. Prompt notification and initiation of medical management helps ensure that injured persons receive appropriate treatment that expedites their recovery and return to work.

The First Health First Report of Injury system is a quick and easy-to-use service that greatly simplifies the reporting process for workplace injuries, as well as non-occupational disability, property and general liability claims. The First Health First Report of Injury service promotes immediate intervention after such occurrences. The system can transmit a first report to a designated representative within hours of notification. In addition to expediting reporting, the system can serve as a gateway to medical management services, including channeling patients to the First Health Network or setting an appointment with a network provider.

Medicaid/Public Products

Pharmacy Benefit Management

First Health Services’ pharmacy benefit management (“PBM”) program manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. This PBM program is one of the largest of its kind in the country and provides a full range of services, including:

•	Pharmacy point-of-sale eligibility verification and claims processing
•	Provider network development and management
•	Case management programs
•	Prospective and retrospective drug utilization reviews
•	Prescriber and provider profiling
•	Prescriber education, preferred drug list development and manufacturers’ rebate contracting and administration
•	Prior authorization of pharmaceutical use
•	First IQ, a proprietary database and decision support system for pharmacy utilization monitoring and plan management

PBM services are increasingly required by both public and private third-party payors as prescription drug expenses grow. First Health Services believes its role as an independent provider of PBM services gives it a distinct competitive advantage in the growing number of state government plans where clinical autonomy is often a requirement. The PBM business model is completely transparent so that the benefit of all rebates and network discounts is passed directly and totally to the client. Furthermore, First Health Services is a national leader in this area with substantial experience managing pharmacy plans for Medicaid and state pharmaceutical assistance programs. This clinical and management expertise provides a competitive advantage in the rapidly growing market of managed care organizations serving the Medicaid/Public customers on a non-risk, fee basis.

First Health Services also offers clinical management programs to assist physicians and network pharmacies in the appropriate management of patients using pharmaceuticals. This program provides physicians with reviews of treatment appropriateness and preferred drug guidelines which have been developed by nationally recognized clinicians and medical authorities. First Health Services’ clinical management program focuses on those patients who experience preventable therapeutic problems such as non-compliance, inappropriate therapy and adverse drug reactions. The program includes prior authorization initiatives, prospective and retrospective drug utilization reviews and educational intervention initiatives, known as concurrent drug utilization review and prescriber education.

In exchange for providing its PBM services, First Health Services receives a predetermined, contractual fee that is based upon services rendered or the number of transactions processed plus added fees for additional time and materials and for change orders outside of contract perimeters. First Health Services neither derives any revenue from drug manufacturers or the pharmacy network contracts, nor does it provide any mail order services. First Health Services contracts with pharmaceutical companies on behalf of the individual state programs unless they belong to a collective purchasing group. The rebate discount rate structure can vary by state. All rebates are retained by the individual state programs.

Health Care Management

First Health Services’ Health Care Management program provides external quality of care evaluation, utilization review and long-term care review services to Medicaid programs, state mental health agencies and other public sector health care programs desiring to improve quality of care, contain costs, ensure appropriate care and measure outcomes. The utilization review services cover a variety of medical, surgical and behavioral health programs, including acute and chronic inpatient and outpatient treatment of children, adult and geriatric populations, residential services and other alternative services. Under the long-term care review services, First Health Services provides level-of-care determinations as well as pre-admission screenings and annual resident reviews to determine the need for specialized services for mental illness, mental retardation or related conditions. The Health Care Management program also provides on-site quality reviews and inspection of care for community mental health centers, residential treatment centers and inpatient psychiatric programs. As state Medicaid programs and state departments of mental health spend increasing portions of public funds on treatment for Medicaid and other needy populations, the need for utilization review services increases. Some states are moving toward capitated contracts with private sector firms to help manage care. However, many states are opting to maintain fee-for-service programs but contract for utilization review services to ensure appropriate health care.

Fiscal Agent

First Health Services’ Fiscal Agent program administers state Medicaid health plans and other state-funded health care programs by providing clients with fiscal agent operations and systems maintenance and enhancement.

First Health Services’ customers include state Medicaid agencies, state departments of human services and departments of health serving Medicaid populations and other public assistance health benefit programs. Typically, fiscal agent systems are modified to meet a specific state’s program policy and administration requirements so that services are offered for all claim types. First Health Services has developed and operates a Center of Medicare/Medicaid Services certified information system for each client. These systems are utilized to process and adjudicate eligibility, health care claims and encounters, pay providers under a full range of reimbursement methods and generate reports for use in managing the program.

First Health Marketing

Group Health Sector

We primarily market our services to national, multi-site direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 500 employees. In addition, we market our services to and through group health insurance carriers and TPAs.

Typically, we enter into a master service agreement with an insurance carrier under which we agree to provide our cost management services to health care plans maintained by the carrier’s customers. Our services are offered not only to new insurance policyholders, but also to existing policyholders at the time group health policies are renewed.

For our National Accounts business, our target market generally consists of payors with 500 employees or more. In addition, we service mid-size, self-insured companies in local and regional markets with an integrated health plan offering, which may include stop-loss insurance coverage. Generally, marketing in this sector is done directly to payors and through relationships with select consultants and brokers.

For our Federal Employee Health Benefits business, we market directly to both health plan sponsors and federal employees to gain additional membership in the MHBP through direct mail and print. We expect to continue direct marketing as a means of increasing membership in the MHBP.

For our Network Rental business, we market on a business-to-business basis directly to TPAs and insurance carriers. In turn, our customers have primary responsibility for offering our services to their underlying clients, relieving us of significant marketing expense. We support these efforts through participation in the proposal process. The clients of our TPA and carrier customers typically are small in size and limited in geography, thus having generally minimal conflict with our National Account sales initiative.

Specialty Sector

For our Workers’ Compensation Services business, we market to insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels. For our Medicaid/Public business, we market our government PBM, health care management and fiscal agent business lines through an internal sales team to state and local governments across the United States. While most contracts are ultimately awarded via request-for-proposals and a competitive bid process, pre-selling efforts are critical in targeting opportunities that best match our capabilities and service offerings. Through this pre-sell effort, we are also able to identify the particular needs of prospective clients and provide assistance in public and program policy development.

First Health Significant Customers

Our customer, the Mail Handlers Benefit Plan, represented 22.8% of our First Health revenues and 2.8% of Coventry’s revenues for the year ended December 31, 2005. No other customer represents 10% or more of our First Health revenues for the year ended December 31, 2005.

First Health Competition

Group Health Sector

We compete in a highly fragmented market with national, regional and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and third party administrators that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and group health insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we compete. We distinguish ourselves on the basis of the quality and cost-effectiveness of our programs, our proprietary computer-based integrated information system, our emphasis on commitment to service with a high degree of physician involvement, our national provider network and its penetration into secondary and tertiary markets and our role as an integrated provider of PBM services.

Specialty Sector

Workers’ compensation competition includes regional and national managed care companies and other service providers with an emphasis on PPO, clinical programs or bill review. We differentiate ourselves based on our national PPO coverage and the ability to provide an integrated product, coupled with technology that reduces administrative cost. The insured market for workers’ compensation programs is somewhat concentrated, with the top ten insurers controlling over 50% of the insured market. Our focus includes the top tier of the workers’ compensation market. Although we currently include several regional offices of six of the top ten workers’ compensation insurers among our clients, we compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers’ compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers’ compensation products.

The Medicaid/Public business participates in the Medicaid market in three distinct focus areas-fiscal agent, pharmacy, and healthcare management services. Each of these areas has requirements that affect entry into the market as a new competitor. The primary competition for fiscal agent services has seen four consistent competitors, including First Health. The market for pharmacy services is served by a few major competitors and has approximately 20-25 state customers that have “carved out” their pharmacy programs. The market for healthcare management services has no distinguishable market leader. Many peer review organizations/quality improvement organizations hold contracts in their individual states or a small market.

Financial Information

Required financial information related to our business segments is set forth in Note N of our consolidated financial statements.

Corporate Governance

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer, Chief Financial Officer, Controller and our employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters can be accessed on our website at www.coventryhealth.com or may be requested by writing to the following address: Coventry Health Care, Inc., Attn: Corporate Secretary, 6705 Rockledge Drive, Suite 900, Bethesda, Maryland, 20817. Any amendments to our Code of Business Conduct and Ethics are posted and can be accessed on our website.

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

Our First Health workers’ compensation business is also subject to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers’ compensation field have been limited to legislation on a state-by-state basis. Many states have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor.

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

On January 5, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the Internal Revenue Service and the Department of Health and Human Services issued two regulations that provide guidance on the nondiscrimination provisions under HIPAA as they relate to health factors and wellness programs. These nondiscrimination provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. These regulations have not had a material adverse effect on our business.

On February 20, 2003, the Department of Health and Human Services issued its final rule for security standards under HIPAA. This rule establishes minimum standards for the security of electronic individually identifiable health information. The compliance date for the security standards rule was April 20, 2005. We have achieved compliance with the final security standards rule by the compliance date.

Employee Retirement Income Security Act of 1974

The provision of services to certain employee health benefit plans is subject to ERISA. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee benefit plans that are covered by ERISA.

The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA (insured and self-insured). The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establish requirements for plan responses to appeals and expand required disclosures to participants and beneficiaries. These regulations have not had a material adverse effect on our business.

Medicare and Medicaid

Some of our health plans contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare program. Some of our health plans also contract with states to provide health benefits to Medicaid recipients. As a result, we are subject to extensive federal and state regulations. CMS may audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.

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

The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including the Medicare, Medicaid and FEHB Programs. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

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

Federal Employees Health Benefits Program

We contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the FEHB Program. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHB Program. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program if the health plan is found to be non-compliant with the program requirements.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act makes changes to the existing Medicare law, including the creation of a new outpatient drug benefit beginning in 2006 and an immediate drug discount card for the interim period until January 1, 2006. The Act makes managed care organizations eligible to be sponsors of both the drug card and drug benefit plan programs. Our members had access to a CMS endorsed prescription drug discount card throughout 2004 and 2005. We received approval from CMS to sponsor a drug plan for Medicare eligible members in all 50 states in 2006.

As part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, every Medicare recipient is able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for dual-eligible beneficiaries. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations). Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for their Medicare Part D prescription drug benefit while fee-for-service beneficiaries will be able to purchase a PDP from a list of CMS-approved PDPs available in their area.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2005 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At February 28, 2006, we employed approximately 9,830 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions through December 31, 2005. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc.	Pennsylvania	HMO	1988
Group Health Plan, Inc.	Missouri	HMO	1990
Southern Health Services, Inc.	Virginia	HMO	1994
HealthCare USA, Inc.	Multiple Markets	Medicaid	1995
Principal Health Care, Inc.	Multiple Markets	HMO	1998
Carelink Health Plans	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina	North Carolina	HMO	1999
PrimeONE, Inc.	West Virginia	HMO	2000
Maxicare Louisiana, Inc.	Louisiana	HMO	2000
WellPath Community Health Plans	North Carolina	HMO	2000
Prudential Health Care Plan, Inc.	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc.	Virginia	HMO	2001
Health Partners of the Midwest	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc.	Kansas	HMO	2001
NewAlliance Health Plan, Inc.	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc.	Kansas	HMO	2002
PersonalCare Health Management, Inc.	Illinois	HMO	2003
Altius Health Plans, Inc.	Utah	HMO	2003
OmniCare Health Plan	Michigan	Medicaid	2004
First Health Group Corp.	Multiple Markets	Multiple Products	2005

Service Marks and Trademarks

We have the following federally registered service marks:

Advantra	First Health Services Corporation (2 registrations)	OmniCare Plus
Altius Health Plans blue logo	First IQ	OmniMedCare logo
Babylove Program	First SX	Omni Perks
Be Sure	GHP	PersonalCare What You Want in a Health Plan logo
Carelink	GHP logo	POW
CCN	GHP Network Connection	POW-Providers on the Web
CCN with shadow logo	HealthAmerica	POW Providers on the Web logo
CCN logo without shadow	HealthAssurance (2 registrations)	Sensicare
Compare	HealthAssurance Flex, heart logo	Senior Life Management
Coventry (2 registrations)	It’s That Simple	SouthCare
Coventry FlexChoice	Making Health Care as Simple as 1, 2, 3	SouthCare Medical Alliance logo, sun logo
Coventry Healthy Choices Program	Mid America Health logo	Strong Starts
Coventry USA cross logo	Mid America Health Access	The Answer To Your Health Care Needs, torch logo
DirectorEase	Mid America Health Access +	True to Life
First Claim	Mid-America Health Network	WellPath 65
First Health (3 registrations)	OmniCare	With You When It Matters
First Health with heart logo	OmniCare Health Plan

We have the right in perpetuity to use the federally registered name “HealthCare USA” in Missouri, Illinois, Kansas and Florida.

We have pending applications for federal registration of the following service marks: “CompAmerica,” “CoventryOne,” “HealthAmericaOne,” “Powered by People,” “WellFirst Gold,” “WellFirst+Gold” and “WellPath.”

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of January 1, 2006:

Name	Age	Position

Dale B. Wolf	51	Chief Executive Officer and Director
Thomas P. McDonough	57	President
Harvey C. DeMovick, Jr.	59	Executive Vice President, Customer Service Operations and Chief Information Officer
Shawn M. Guertin	42	Executive Vice President, Chief Financial Officer and Treasurer
Francis S. Soistman, Jr.	49	Executive Vice President, Health Plan Operations
Bernard J. Mansheim, M.D.	59	Senior Vice President and Chief Medical Officer
Harry “Skip” Creasey	51	Senior Vice President
Thomas C. Zielinski	54	Senior Vice President and General Counsel
Patrisha Davis	50	Vice President and Chief Human Resources Officer
John J. Ruhlmann	43	Vice President and Corporate Controller

Dale B. Wolf was elected Chief Executive Officer of our Company effective January 2005. Prior to that he served as Executive Vice President, Chief Financial Officer and Treasurer of our Company from April 1998 to December 2004. He is a director and a member of the audit and compensation committees of HealthExtras, Inc., a provider of pharmacy benefit management services and supplemental benefits. Mr. Wolf is a Fellow of the Society of Actuaries.

Thomas P. McDonough was elected President of our Company effective January 2005. Prior to that he served as Executive Vice President of our Company from April 1998 to December 2004 and Chief Operating Officer from July 1998 to December 2004.

Harvey C. DeMovick, Jr. was elected Executive Vice President of our Company effective January 2005. Prior to that he served as Senior Vice President of our Company from April 1998 to December 2004. He has served as our Chief Information Officer since April 2001 and has been in charge of our Customer Service Operations since September 2001. In addition to the foregoing, from April 2001 to September 2001, he was also in charge of our Human Resources, Compliance and Government Programs departments.

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

Bernard J. Mansheim, M.D. was elected Senior Vice President and Chief Medical Officer of our Company in April 1998. Dr. Mansheim is Board Certified in Internal Medicine and Infectious Disease and is a Fellow of the American College of Physicians.

Thomas C. Zielinski was elected Senior Vice President and General Counsel of our Company in August 2001. Prior to that time, Mr. Zielinski worked for 19 years in various capacities for the law firm of Cozen and O’Connor, P.C., including as a senior member, shareholder and Chair of the firm’s Commercial Litigation Department.

Harry “Skip” Creasey was elected Senior Vice President, National Network Management of our Company in March 2005. From February 2003 to the time he joined our company, Mr. Creasey served as Chairman and Chief Executive Officer of Kelson Physician Partners, Inc., a provider of pediatric management services. From August 2001 to February 2003, he was the President of InterPlan Group, a health care network company. From February 2000 to July 2001, he was the Chief Executive Officer of AviaHealth, Inc., a health care internet content provider.

Patrisha L. Davis was elected Vice President and Chief Human Resources Officer of our Company in March 2005, and has served in that position since November 2000. Ms. Davis has been a Human Resources executive with our Company since April 1998.

John J. Ruhlmann was elected Vice President and Corporate Controller of our Company in November 1999. Prior to that Mr. Ruhlmann was Vice President of Accounting of Integrated Health Services, Inc., a national provider of health services that owned and managed hospitals, nursing homes and clinics.

Item 1A: Risk Factors

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

Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period. Factors that may cause health care costs to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including pharmaceuticals;
•	higher than expected utilization of health care services;
•	periodic renegotiations of hospital, physician and other provider contracts;
•	the occurrence of epidemics and catastrophic events;
•	changes in the demographics of our members and medical trends affecting them;
•	general inflation or economic downturns;
•	new mandated benefits or other regulatory changes that increase our costs; and
•	other unforeseen occurrences.

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

A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;
•	reductions in the number of employers offering health care coverage;
•	reductions in work force by existing customers;
•	our increases in premiums or benefit changes;
•	our exit from a market or the termination of a health plan; and
•	negative publicity and news coverage relating to our company or the managed health care industry generally;
•	catastrophic events, including natural disasters and man-made catastrophes, and other unforeseen occurrences.

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

We operate in a highly competitive environment that may affect our ability to attract new members and increase premium rates. We compete with other health plans for members. We believe the principal factors influencing the choice among health care options are:

•	price of benefits offered and cost and risk of alternatives such as self-insurance;
•	location and choice of health care providers;
•	quality of customer service;
•	comprehensiveness of coverage offered;
•	reputation for quality care;
•	financial stability of the plan; and
•	diversity of product offerings.

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

First Health competes in a highly competitive environment against other major national managed care companies in its national account customers to provide administrative, network access, and medical management services to large, multi-site, self-insured employers. Among these competitors are Aetna, United Healthcare and “Blue Card” (a joint venture of major Blue Cross plans), all of which have greater resources, brand identity and provider contracting scale compared to First Health or Coventry.

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

Our future results largely depend on our ability to enter into cost-effective agreements with hospitals, physicians and other health care providers. The terms of those provider contracts will have a material effect on our medical costs and our ability to control these costs. In addition, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will impact the relative attractiveness of our managed care products in those markets, and our ability to contract at competitive rates with our PPO referral providers will affect the attractiveness and profitability of the products.

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

We have incurred and may continue to incur significant expenses in connection with implementing our new prescription drug benefits, which may have an adverse effect on our near-term operating results.

We received approval from CMS to provide prescription drug benefits, including stand-alone PDPs. We have begun to incur expenses to upgrade and improve our infrastructure, technology, and systems to manage our new prescription drug benefits. We incurred significant expenses in 2005 as we prepared to provide these prescription drug benefits as of January 1, 2006 and will in the future incur additional expenses. In particular, our expenses incurred in connection with the implementation of our prescription drug benefits related to the following:

•	hiring and training of personnel to establish and manage systems, operations, regulatory relationships, and materials;
•	systems development and upgrade costs, including hardware, software and development resources;
•	marketing and sales;
•	enrolling new members;
•	developing and distributing member materials such as ID cards and member handbooks; and
•	handling sales inquiry and customer service calls.

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

Over the last several years, the managed health care industry has been subject to negative publicity. Negative publicity regarding the managed health care industry generally or our company in particular may result in increased regulation and legislative review of industry practices further increase our costs of doing business and adversely affect our results of operations by:

•	requiring us to change our products and services;
•	increasing the regulatory burdens under which we operate; or
•	adversely affecting our ability to market our products or services.

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

We anticipate our acquisition of First Health will continue to result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the First Health acquisition is subject to a number of uncertainties, including whether we integrate First Health in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially affect our business, financial condition and operating results.

We may face substantial difficulties, costs and delays in integrating First Health. These factors may include:

•	potential difficulty in leveraging the value of the separate technologies of the combined company;
•	perceived adverse changes in product offerings available to customers and customer services standards, whether or not these changes do, in fact, occur;
•	managing customer and provider overlap and potential pricing conflicts;
•	costs and delays in implementing common systems and procedures;
•	potential charges to earnings resulting from the application of purchase accounting to the transaction;
•	difficulty comparing financial reports due to differing management systems;
•	diversion of management resources from the business of the combined company;
•	the retention of existing customers of each company, including, with respect to First Health, the Mail Handlers Benefit Plan (a nationally offered health plan for federal employees);
•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	a significant reduction or loss of customers may result in the possible impairment of goodwill or other intangible assets associated with the acquisition of First Health;
•	retaining and integrating management and other key employees of the combined company; and
•	coordinating infrastructure operations in an effective and efficient manner.

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

Any one or all of these factors, many of which are outside of our control, may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside our control.

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

Our business is heavily regulated by federal, state and local authorities. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations. Legislative or regulatory changes that could significantly harm us and our subsidiaries include changes that:

•	impose increased liability for adverse consequences of medical decisions;
•	limit premium levels;
•	increase minimum capital, reserves and other financial viability requirements;
•	impose fines or other penalties for the failure to pay claims promptly;
•	impose fines or other penalties as a result of market conduct reviews;
•	prohibit or limit rental access to health care provider networks;
•	prohibit or limit provider financial incentives and provider risk-sharing arrangements;
•	require health plans to offer expanded or new benefits;
•

limit the ability of health plans to manage care and utilization due to “any willing provider” and direct access laws that restrict or prohibit product features that encourage members to seek services from contracted providers or through referral by a primary care provider;

•	limit contractual terms with providers, including audit, payment and termination provisions;
•	implement mandatory third party review processes for coverage denials; and
•	impose additional health care information privacy or security requirements.

We also may be subject to governmental investigations or inquiries from time to time. For example in 2004, several companies in the insurance industry have received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. Insurance regulators in several states, including states in which our subsidiaries are domiciled, have sent letters of inquiry concerning similar matters to the companies subject to their jurisdiction, including our subsidiaries. We have furnished the information requested and have received no further inquiry or comment from the insurance regulatory authorities. The existence of such investigations in our industry could negatively impact the market value of all companies in our industry including our stock price. Any similar governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

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

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively affect our business.

We contract with various federal and state governmental agencies to provide managed health care services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	refunding of amounts we have been paid pursuant to our government contracts;
•	imposition of fines, penalties and other sanctions on us;
•	loss of our right to participate in various federal programs;
•	damage to our reputation in various markets;
•	increased difficulty in selling our products and services; and
•	loss of one or more of our licenses to act as an insurer or HMO or to otherwise provide a service.

We are subject to litigation in the ordinary course of our business, including litigation based on new or evolving legal theories, that could adversely affect our results of operations.

Due to the nature of our business, we are subject to a variety of legal actions relating to our business operations including claims relating to:

•	our denial of non-covered benefits;
•	vicarious liability for medical malpractice claims filed against our providers;
•	disputes with our providers alleging RICO and antitrust violations;
•	disputes with our providers over reimbursement and termination of provider contracts;
•

disputes related to our non-risk business, including actions alleging breach of fiduciary duties, claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements;

•	disputes over our co-payment calculations;
•	customer audits of our compliance with our plan obligations; and
•	disputes over payments for out-of-network benefits.

In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have an adverse effect on our financial condition or results of operations. In the event a plaintiff was to obtain a significant damage award it may make reasonable settlements of claims more difficult to obtain. We can not determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular.

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

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;
•	changes in the market’s expectations about our future operating results;
•	changes in financial estimates and recommendations by securities analysts concerning our company or the health care industry generally;
•	operating and stock price performance of other companies that investors may deem comparable;
•	news reports relating to trends in our markets;
•	changes in the laws and regulations affecting our business;
•	acquisitions and financings by us or others in our industry; and
•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.

Our indebtedness imposes restrictions on our business and operations.

The indentures for our senior notes and bank credit agreement impose restrictions on our business and operations. These restrictions limit our ability to, among other things:

•	incur additional debt;
•	pay dividends or make other restricted payments;
•	create or permit certain liens on our assets;
•	sell assets;
•	create or permit restrictions on the ability of certain of our restricted subsidiaries to pay dividends or make other distributions to us;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions; and
•	consolidate or merge with or into other companies or sell all or substantially all of our assets.
Our ability to generate sufficient cash to service our indebtedness will depend on numerous factors beyond our control.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our ability to generate the cash necessary to service our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We can not assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, we will be more vulnerable to economic downturns, adverse industry conditions and competitive pressures as a result of our significant indebtedness. We may need to refinance all or a portion of our indebtedness before maturity. We can not assure you that we will be able to refinance any of our indebtedness or that we will be able to refinance our indebtedness on commercially reasonable terms.

A substantial amount of our cash flow is generated by our regulated subsidiaries.

Our regulated subsidiaries conduct a substantial amount of our consolidated operations. Consequently, our cash flow and our ability to pay our debt and fund future acquisitions depends, in part, on the amount of cash that the parent company receives from our regulated subsidiaries. Our subsidiaries’ ability to make any payments to the parent company will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and may restrict their ability to pay dividends or make cash transfers to the parent company. If our regulated subsidiaries are restricted from paying the parent company dividends or otherwise making cash transfers to the parent company, it could have material adverse effect on the parent company’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Statutory Capital Requirements.”

Our certificate of incorporation and bylaws and Delaware law could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws and Delaware law may delay, discourage or prevent a merger, acquisition or change in control involving our company that our stockholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

•	provide for a classified board of directors with staggered three-year terms so that no more than one-third of our directors can be replaced at any annual meeting;
•	provide that directors may be removed without cause only by the affirmative vote of the holders of two-thirds of our outstanding shares;
•

provide that any amendment or repeal of the provisions of our certificate of incorporation establishing our classified board of directors must be approved by the affirmative vote of the holders of three-fourths of our outstanding shares; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at a meeting.

These provisions of our certificate of incorporation and bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2005, we leased approximately 60,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,773,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 4% is subleased. Our leases expire at various dates from 2006 through 2018. We also own eight buildings throughout the country with approximately 727,000 square feet, which is used for administrative services related to our health plan and other operations, of which less than one percent is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Proceedings” which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2005.

PART II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) stock market under the ticker symbol “CVH.” On August 31, 2005, our Board of Directors approved a three-for-two stock split of our common stock. The stock split, in the form of a stock dividend, was effective October 17, 2005 for stockholders of record on October 3, 2005. The stock split is reflected retroactively in our price per share for all periods presented. The following table sets forth the quarterly range of the high and low sales prices of the common stock on the NYSE stock markets during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2005		2004
	High	Low	High	Low
First Quarter	$ 45.77	$ 34.21	$ 30.06	$ 26.33
Second Quarter	48.39	42.11	33.73	27.19
Third Quarter	58.07	44.33	36.20	30.33
Fourth Quarter	60.31	49.57	36.17	24.66

On February 28, 2006, we had approximately 628 stockholders of record, not including beneficial owners of shares held in nominee name. On February 28, 2006, our closing price was $59.62.

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

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. We did not repurchase any shares in 2005 under this program, however we purchased 3.0 million shares of our common stock in 2004 under this program. The total remaining common shares we are authorized to repurchase under the program is approximately 2.6 million as of December 31, 2005. In February 2006, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock thus increasing our repurchase authorization by 8.1 million shares.

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during the quarter ended December 31, 2005 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)
October 1-31, 2005	4	$ 57.76	-	2,634
November 1-30, 2005	-	$ -	-	2,634
December 1-31, 2005	7	$ 59.74	-	2,634

Totals	11	$ 58.95	-	2,634

(1) These shares were purchased in exchange for employee payroll taxes on vesting of restricted stock awards and are not part of the publicly announced stock repurchase program.

(2) These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. As of December 31, 2005, the program authorized 14.1 million shares to be repurchased and does not have an expiration date.

Item 6: Selected Financial Data

(in thousands, except per share and membership data)
	December 31,
	2005	2004	2003	2002	2001
Operations Statement Data (1)
Operating revenues	$ 6,611,246	$ 5,311,969	$ 4,535,143	$ 3,576,905	$ 3,147,245
Operating earnings	791,818	496,671	366,197	200,670	91,108
Earnings before income taxes	799,425	526,991	393,064	225,741	134,682
Net earnings	501,639	337,117	250,145	145,603	84,407
Basic earnings per share	3.18	2.55	1.89	1.09	0.58
Diluted earnings per share	3.10	2.48	1.83	1.05	0.55
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1)
Cash and investments	$ 2,062,893	$ 1,727,737	$ 1,405,922	$ 1,119,120	$ 952,491
Total assets	4,895,172	2,340,600	1,981,736	1,643,440	1,451,273
Total medical liabilities	752,774	660,475	597,190	558,599	522,854
Long-term liabilities	309,742	25,854	27,358	21,691	10,649
Debt	770,500	170,500	170,500	175,000	-
Stockholders’ equity	2,554,703	1,212,426	928,998	646,037	689,079

Operating Data (1)
Medical loss ratio	79.4%	80.5%	81.2%	83.3%	86.0%
Operating earnings ratio	12.0%	9.4%	8.1%	5.6%	2.9%
Administrative expense ratio	17.9%	11.5%	12.0%	12.2%	12.0%
Basic weighted average shares outstanding (2)	157,965	132,188	132,170	133,203	146,227
Diluted weighted average shares outstanding (2)	161,716	135,884	136,148	137,797	152,718
Health Plan Risk membership, continuing operations	1,954,000	1,949,000	1,899,000	1,640,000	1,522,000
Health Plan Non-risk membership, continuing operations	592,000	560,000	484,000	395,000	319,000

(1) Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See the notes to consolidated financial statements for detail on our acquisitions.

(2) All historical common share data have been adjusted for a 3-for-2 stock split in the form of a stock dividend paid on October 17, 2005 to stockholders of record on October 3, 2005.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto. The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows.

•	Executive-Level Overview
•	Critical Accounting Policies
•	New Accounting Standards
•	Acquisitions
•	Membership
•	Results of Operations
•	Liquidity and Capital Resources
•	Other Disclosures
•	Risk Factors

Executive-Level Overview

General Operations

We are a national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental / managed care services companies, and workers’ compensation services companies. We provide a full range of risk and fee-based managed care products and services, including health maintenance organization (“HMO”), preferred provider organization (“PPO”), point of service (“POS”), Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators in all 50 states as well as the District of Columbia and Puerto Rico.

Highlights of 2005 Performance
•	Health Plan membership increased 1.5% over the prior year.
•	Revenue increased 24.5% over the prior year. Health Plan only revenue increased 9.3% over the prior year.
•	Health Plan medical loss ratio of 79.5% improved 100 basis points over the prior year.
•	Selling, general and administrative expenses were 17.9% of operating revenues, Health Plan only selling, general and administrative expense was 11.4%, a 10 basis point improvement over the prior year.
•	Operating margin of 12.0% improved 260 basis points over the prior year.
•	Diluted earnings per share increased 25.0% over the prior year.
•	Cash flows from operations were $804.5 million, a 77.2% improvement over the prior year.
•	Total cash and investments was $2.1 billion, a 19.4% increase over the prior year.
Operating Revenue and Products

We generate our operating revenues from premiums for a broad range of managed care and management service products. Premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

Revenue for our management services products (“non-risk”) is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to our health care provider networks and health care management services, for which we do not assume underwriting risk. The management services we provide typically include health care provider network management, clinical management, pharmacy benefit management (“PBM”), bill review, claims repricing, fiscal agent services (generally for state entitlement programs), claims processing, utilization review and quality assurance.

During the three years ended December 31, 2005, we experienced substantial growth in operating revenues due in part to membership increases from health plan acquisitions and more recently, as a result of the acquisition of First Health Group (“First Health”). We generally seek acquisitions that we believe have a manageable regulatory and business climate and have the ability to add value to our company. Additionally, membership growth was achieved organically through marketing efforts, geographic expansion and increased product offerings. Our ability to introduce products quickly to each market has helped us to expand our customer base. In particular, we have been able to add a large variety of lower cost products, which has proven attractive to customers.

Operating Expenses

Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation arrangements. Medical costs also include an estimate of claims incurred but not reported.

We maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated at discounted rates through a national network of pharmacies.

We have capitation arrangements for certain ancillary heath care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements.

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of medically, cost-effective appropriate services.

We operate regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions for our health plans. Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices at each of our plans and capitalize on the benefits of our integrated information technology systems. We centralize the underwriting and product pricing functions for our health plans, which allows us to utilize our underwriting expertise and a disciplined pricing strategy at each of our health plans. First Health operating expenses consist primarily of salaries and related costs for personnel involved in the administrative services offered by the Company. To a lesser extent, the operating expenses include facility expenses and information processing costs needed to provide those administrative services.

Cash Flows

We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have not needed to use financing methods to fund operations. While we did incur debt in 2005 (as described in Note H to our consolidated financial statements in this Form 10-K), the entire proceeds were used to finance an acquisition and were not used to fund operations. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions and for repurchases of our common stock.

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

Revenue Recognition

Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per subscriber contract rate and the number of subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Due to early timing of the premium billing, we are able to identify in the current month the retroactive adjustments for two subsequent months billings. Current period revenues are adjusted to reflect these retroactive adjustments.

Based on information received subsequent to generating premium billings, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and allowances accordingly.

As of December 31, 2005, we maintained allowances for retroactive billing adjustments of approximately $20.6 million compared with approximately $6.7 million at December 31, 2004. We also maintained allowances for doubtful accounts of approximately $3.6 million and $0.9 million as of December 31, 2005 and 2004, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for the older receivables. The allowances have increased as a result of the acquisition of First Health.

We also receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program. These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHB Program.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We record reserves, on an estimated basis annually, for audit and other contract adjustments based on appropriate guidelines.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

We enter into performance guarantees with employer groups where we pledge that we will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone on-hold time, etc. We also enter into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member per-month or achieving overall network penetration in defined demographic markets. For each guarantee, we estimate and record performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands).

	2005	2004	2003
Medical liabilities, beginning of period	$ 660,475	$ 597,190	$ 558,599
Acquisitions (1)	41,895	-	38,828
Reported Medical Costs
Current year	4,672,009	4,257,942	3,693,821
Prior year developments	(121,138)	(72,047)	(86,532)
Total reported medical costs	4,550,871	4,185,895	3,607,289

Claim Payments
Payments for current year	4,030,685	3,691,092	3,235,902
Payments for prior year	469,782	431,518	371,624
Total claim payments	4,500,467	4,122,610	3,607,526

Medical liabilities, end of period	$ 752,774	$ 660,475	$ 597,190

Supplemental Information:
Prior year development (2)	2.9%	2.0%	3.0%
Current year paid percent (3)	86.3%	86.7%	87.6%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2005 prior year medical costs relate almost entirely to claims incurred in calendar year 2004 and the increase in prior year medical cost was driven primarily by lower than anticipated medical cost increases and growth in the medical cost base.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example provides the estimated effect to our December 31, 2005 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
3.6%	$ (19,438)	(6.0)%	$ (59,999)	(5.0)%	$ (9,297)
2.0%	$ (10,991)	(3.0)%	$ (30,000)	(2.5)%	$ (4,648)
1.0%	$ (5,558)	(1.0)%	$ (10,000)	(1.0)%	$ (1,859)
(1.0)%	$ 5,686	1.0%	$ 10,000	1.0%	$ 1,859
(2.0)%	$ 11,504	3.0%	$ 30,000	2.5%	$ 4,648
(3.6)%	$ 21,101	6.0%	$ 59,999	5.0%	$ 9,297

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

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2005; however, actual claim payments and other items may differ from established estimates.

Investments

We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

The following table shows our investments’ gross unrealized losses and fair value, at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 173,544	$ (1,847)	$ 70,857	$ (1,738)	$ 244,401	$ (3,585)
US Treasury & agency securities	54,273	(487)	31,989	(586)	86,262	(1,073)
Mortgage-backed securities	102,427	(1,559)	45,034	(1,273)	147,461	(2,832)
Asset-backed securities	25,915	(412)	20,600	(539)	46,515	(951)
Corporate debt and other securities	151,712	(1,027)	102,616	(3,206)	254,328	(4,233)
	$ 507,871	$ (5,332)	$ 271,096	$ (7,342)	$ 778,967	$ (12,674)

The securities presented in this table do not meet the criteria for an other-than-temporarily impaired investment. The current unrealized loss is almost exclusively the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value.

Goodwill and Other Long-lived Assets

Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. For our impairment analysis of the Health Plan segment goodwill, we used three approaches to identify the fair value of our goodwill and other intangible assets: a market approach, a market capitalization approach and an income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on the market value of our total shares outstanding. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of the company’s estimated future cash flows, and discounting these cash flows at a given rate of return. All three approaches were reviewed together for consistency and commonality.

For our impairment analysis of the First Health segment goodwill and indefinite lived intangible asset, we engaged an independent business valuation firm to assist us in our analysis.  For the First Health goodwill impairment analysis, we relied primarily on the income approach and secondarily on the market approach. For the First Health indefinite lived asset, we relied on two separate variations of the income approach. Each approach was reviewed together for consistency and commonality.

Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Any impairment charges that may result will be recorded in the period in which the impairment is identified. We have not incurred an impairment charge related to goodwill or indefinite lived intangibles. See Note C to the consolidated financial statements for additional disclosure related to intangible assets.

Our remaining long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally developed software is capitalized and included in property and equipment. We capitalize costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets.

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

In April 2005, the Securities and Exchange Commission issued a rule that amends the compliance date for SFAS No. 123(R). The rule allowed the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

Under the modified-prospective method, compensation cost is recognized beginning on the adoption date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method through December 31, 2005 and, as such, has recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on its results of operations, although it will have no material effect on its overall financial position. The effect of adoption of SFAS No. 123(R) will depend on the value and levels of share-based payments granted in the future. However, assuming share-based payments are granted in 2006 at values and levels granted in 2005, the Company expects the diluted earnings per share effect of adopting SFAS No. 123(R) to be a $0.13 to $0.14 reduction for the full year of 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future (as it is dependent upon, among other things, when employees exercise stock options), the amounts of operating cash flows that were recognized in prior periods for such excess tax benefits were $38.0 million, $21.4 million, and $18.5 million in 2005, 2004 and 2003, respectively.

Acquisitions

During the three years ended December 31, 2005, we completed several business combinations and membership purchases. These business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of our membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2005. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price shown for recent acquisitions, in millions, is inclusive of all retroactive balance sheet settlements and transaction cost adjustments.

Purchase
	Effective Date	Market	Price
Business Combinations

PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 21

Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 46

First Health Group Corp. (“First Health”)	January 28, 2005	Multiple Markets	$ 1,695

Membership Purchases

OmniCare Health Plan (“OmniCare”)	October 1, 2004	Michigan	$ 13

Effective January 28, 2005, we completed our acquisition of First Health. First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. Each outstanding share of First Health common stock was converted into a right to receive $9.375 cash and 0.2687 shares of Coventry common stock. As a result of the merger, we paid $863.1 million in cash and issued approximately 24.7 million shares of our common stock to stockholders of First Health. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in our consolidated financial statements since the date of acquisition. The purchase price for First Health was allocated to the assets, including identifiable intangible assets and liabilities, based on estimated fair values. For additional information regarding the First Health acquisition, please refer to Note B to our consolidated financial statements.

Membership

The following table presents our Health Plan membership as of December 31, 2005 and 2004 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2005	2004	Change
Risk membership:
Commercial	1,486	1,483	0.2%
Medicare	75	69	8.7%
Medicaid	393	397	(1.0%)
Total risk membership	1,954	1,949	0.3%
Non-risk membership	592	560	5.7%
Total membership	2,546	2,509	1.5%

Commercial insured membership increased over the prior year end due to strong sales and retention, especially in the third and fourth quarters. These membership gains were partially offset by the loss, during the first quarter of 2005, of a large commercial insured account to an administrative services only (“ASO”) bid and a large existing group in the Kansas market that changed from a risk product to a non-risk product effective January 1, 2005. On August 29, 2005, Hurricane Katrina caused significant destruction and flooding in Southern Louisiana, most notably in the greater New Orleans area. As a result of its effects, we lost 11,000 commercial insured members in our Louisiana operations in the fourth quarter of 2005 and expect additional losses of membership in 2006.

Medicare membership increased primarily as a result of the membership obtained in the West Virginia market.

Legislation in Missouri was approved that changed the eligibility requirements for Medicaid beneficiaries throughout the state. We lost 23,000 Medicaid members in our Missouri market through the twelve months ended December 31, 2005. These losses were offset by Medicaid member growth in our Pennsylvania and West Virginia markets.

The increase in non-risk membership was attributable to a large group in the Kansas market changing from a risk product to a non-risk, as described above, as well as from additional organic growth obtained in the North Carolina market. These gains were partially offset by the loss of a large existing ASO account to another third party administrator during the first quarter of 2005.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2005 (in thousands, except EPS and membership).

			Increase			Increase
	2005	2004	(Decrease)	2004	2003	(Decrease)
Consolidated Business (1)
Total operating revenues	$ 6,611,246	$ 5,311,969	24.5%	$ 5,311,969	$ 4,535,143	17.1%
Operating earnings	$ 791,818	$ 496,671	59.4%	$ 496,671	$ 366,197	35.6%
Net earnings	$ 501,639	$ 337,117	48.8%	$ 337,117	$ 250,145	34.8%
Diluted earnings per share	$ 3.10	$ 2.48	25.0%	$ 2.48	$ 1.83	35.3%
Selling, general and administrative	17.9%	11.5%	6.4%	11.5%	12.0%	(0.5%)
as a percentage of revenue
Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$ 246.46	$ 226.59	8.8%	$ 226.59	$ 206.08	10.0%
Medicare	$ 765.58	$ 695.96	10.0%	$ 695.96	$ 629.52	10.6%
Medicaid	$ 157.52	$ 145.23	8.5%	$ 145.23	$ 139.69	4.0%
Medical Costs (per member per month):
Commercial	$ 193.37	$ 179.21	7.9%	$ 179.21	$ 164.59	8.9%
Medicare	$ 614.55	$ 579.92	6.0%	$ 579.92	$ 527.84	9.9%
Medicaid	$ 133.32	$ 126.88	5.1%	$ 126.88	$ 122.25	3.8%
Medical Loss Ratios:
Commercial	78.5%	79.1%	(0.6%)	79.1%	79.9%	(0.8%)
Medicare	80.3%	83.3%	(3.0%)	83.3%	83.8%	(0.5%)
Medicaid	84.6%	87.4%	(2.8%)	87.4%	87.5%	(0.1%)
Total	79.5%	80.5%	(1.0%)	80.5%	81.2%	(0.7%)
Administrative Statistics:
Selling, general and administrative	11.4%	11.5%	(0.1%)	11.5%	12.0%	(0.5%)
as a percentage of revenue
Days in medical liabilities	55.6	55.8	(0.2)	55.8	56.7	(0.9)
First Health Business (1)
Membership
National Accounts
On-going accounts	669,000	n/a
Run-out (2)	90,000	n/a
Total National Accounts	759,000	n/a
Mail Handlers	462,000	n/a
Revenue by product lines
National Accounts	$ 141,283	n/a
Federal Employees Health Benefit Plan	204,678	n/a
Network Rental	89,442	n/a
Group Health Subtotal	435,403	n/a
Medicaid/Public Sector	183,197	n/a
Workers’ Compensation	193,714	n/a
Specialty Business Subtotal	376,911	n/a
Total First Health Revenues	$ 812,314	n/a
Administrative Statistics:
Selling, general and administrative	64.9%	n/a
as a percentage of revenue

(1) Results of Operations includes First Health since January 28, 2005, the date of acquisition.
(2) Company is still providing services to terminated customers.

Comparison of 2005 to 2004

Managed care premium revenue increased as a result of rate increases that occurred throughout all markets and as a result of acquisitions. Commercial yields (premium per member per month) increased as a result of rate increases on renewals. Medicare yields increased as a result of the rate increases on January 1, 2005 from the annual Adjusted Community Rating filings. Medicaid yields increased as a result of a rate increase of 6.5% effective January 1, 2005 in Missouri, our largest Medicaid market, and as a result of the OmniCare acquisition which has a higher yield than our historical Medicaid membership. The acquisition of OmniCare effective October 1, 2004 and First Health effective January 28, 2005 accounted for $151.9 million of the increase in managed care premium revenue over the prior year. The First Health acquisition closed January 28, 2005 and, therefore, only results from January 28, 2005 through December 31, 2005 are included in our results of operations.

Management services revenue increased almost entirely due to the acquisition of First Health. The acquisition of First Health accounted for $764.0 million of the increase in management services revenue over the prior year.

Medical costs have increased due to medical trend and acquisitions. However, Health Plan medical expense as a percentage of managed care premium revenue has improved to 79.5% compared to 80.5% in the prior year. This favorable change was attributable to premium rate increases discussed above outpacing medical trend in each of our Health Plan lines of business. The favorable change was also attributable to favorable inpatient utilization during 2005, particularly in the third and fourth quarters, and a flu season in the first quarter of 2005 that was not as severe as it has been in previous years.  Total reported commercial medical trend (per member per month), net of buydowns, was 7.9% in 2005. Days in total medical claims liabilities decreased slightly from the prior year due primarily to faster claim receipts and continually improved processing cycle times.

Selling, general and administrative expenses increased primarily due to normal operating costs of First Health, which accounted for $523.7 million of the increase in selling, general and administrative expense. Additional increases include an increase in salary expense, Medicare Part D implementation costs and a full twelve months of normal operating costs of OmniCare. Salary expenses, excluding acquisitions, have increased due to annual compensation increases and additional amortization expense related to restricted shares of common stock granted in 2004 and 2005. However, Health Plan selling, general and administrative expenses as a percentage of revenue have improved as a result of continuing revenue growth and success in controlling administrative costs.

Depreciation and amortization increased almost exclusively as a result of the acquisition of First Health. Depreciation expense for First Health, primarily for computer equipment and software, was $36.8 million and amortization of intangibles associated with the acquisition of First Health was $27.7 million.

Interest expense increased as a result of the indebtedness incurred with the acquisition of First Health. Additionally, we refinanced our credit facilities during the second quarter. As a result, we wrote off $5.4 million of deferred financing costs related to the original credit facilities.

Other income increased as a result of a larger investment portfolio and a rise in short term rates during the year.

Our provision for income taxes increased primarily due to an increase in earnings. The effective tax rate increased to 37.3% in 2005 from 36.0% in 2004 primarily as a result of the First Health acquisition and a related change in the relative mix of states with income tax provisions.

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

Management services revenue increased due to the increase in non-risk membership influenced by three large groups changing from a risk product to a non-risk product effective January 1, 2004, as well as from additional organic membership obtained in the Missouri market.

Medical costs have increased due to medical trend, acquisitions and organic growth. However, total medical expense as a percentage of managed care premium revenue has improved to 80.5% over the prior year. This favorable change was attributable mostly to our commercial business and is a result of the commercial premium rate increases mentioned above outpacing commercial medical trend. Reported commercial medical trend, net of benefit buy downs, was 8.9% in 2004. Our Medicare business medical loss ratio improved compared to the prior year as a result of the increase in premium yields discussed above. Our overall Medicaid medical loss ratio was essentially flat compared to prior year. Excluding OmniCare, the Medicaid medical loss ratio would have improved to 86.9%. The same store improvement is as a result of rate increases across our markets and as a result of much improved performance in our Medicaid Virginia market. The Virginia market benefited from lower utilization, lower drug costs and favorable provider contract renegotiations.

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

Other income increased due to an increase in interest income as a result of higher interest rates and as a result of a larger investment portfolio in 2004. Additionally, 2003 other income included a gain from sale of our single derivative investment which partially offsets the 2004 increase.

Our provision for income taxes increased due to an increase in earnings before taxes. The effective tax rate decreased to 36.0% in 2004 from 36.4% in 2003.

Days in total medical claims liabilities decreased from the prior year due primarily to faster claim receipts and continually improved processing cycle times.

Hurricane Katrina

As described earlier, the effects of Hurricane Katrina affected the operations of our local Louisiana Health Plan.  The Louisiana Department of Insurance imposed an emergency order governing claim payments and premium collection procedures. The Louisiana Department of Insurance emergency order rules prohibited the termination of members from August 26, 2005 to November 30, 2005 and required that members be allowed to access out-of-network providers at the in-network benefit level. Additionally, our New Orleans in-network provider community has changed as a result of the closure of certain facilities within our New Orleans provider network. As a result, medical costs have increased significantly. The reduced membership, allowances for premium receivables and higher medical costs experienced by our Louisiana Health Plan reduced our fourth quarter earnings by approximately $0.04 per diluted share. That order expired at the end of November 2005 and our Louisiana Health Plan is back to more normal operating protocols. Going forward, we expect the Louisiana Health Plan to operate as a profitable, but smaller, business.

Medicare Part D

The Medicare Part D program, which gives beneficiaries access to prescription drug coverage, took effect January 1, 2006. Coventry has been awarded contracts by the CMS to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency.

Coventry submitted bids as a national prescription drug plan sponsor in all 34 CMS established regions. The bids are designed to provide solutions for individuals, employer groups and low income populations. Our primary retail distribution strategy for the Medicare Part D program is through distribution alliances with other insurers and retail operations.

During the third quarter of 2005, we received approval to offer Part D Prescription Drug Plans (“PDP”) in all 34 regions. We also qualified in all 13 regions where we sought to participate in the auto assignment of low income beneficiaries. The PDP plans will be marketed under the brand names of Advantra Rx and First Health Premier and include options with first dollar coverage (no deductible). Products will be underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to provide Medicare Part D prescription drug products to Medicare beneficiaries.

We have incurred approximately $12.4 million in selling, general and administrative expenses in 2005 preparing for the implementation of this program.

Liquidity and Capital Resources

Liquidity

The nature of a vast majority of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 15 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately two months of “float”. In addition, accumulated earnings provide further positive cash flow. In addition to ample current liquidity, our long-term investment portfolio is available for further liquidity needs.

Our investment guidelines emphasize investment grade fixed income instruments in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.2 years, as of December 31, 2005. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $49.4 million restricted under state regulations, increased $308.9 million to $2.0 billion at December 31, 2005 from $1.7 billion at December 31, 2004.

The demand for our products and services are subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in this Form 10-K for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and any other reasonably likely future cash requirements.

Cash Flows

Operating Activities

Net cash from operating activities is primarily driven by net earnings. For the year ended December 31, 2005, operating cash flow was positively affected by an increase in medical liabilities and an increase in accounts payable and other accrued liabilities. Medical liabilities have increased due primarily to an increase in medical claims incurred but not reported in certain markets and an increase in capitation payable amounts owed related to our Pennsylvania Medicaid product. Accounts payable and other liabilities increased as a result of an increase in taxes payable, an increase in interest payable and an increase in deferred compensation liabilities. Cash flow from operating activities has improved over the prior year as a result of higher earnings and a larger increase in accounts payable and other accrued liabilities.

Financing and Investing Activities

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

The senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, and restricting sales of assets above a certain threshold and consolidations or mergers in the context of a change of control. We have complied with all ratios and covenants under the senior notes and credit facilities.

Capital expenditures in 2005 of approximately $71.4 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems and Medicare Part D infrastructure.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, no shares of common stock were purchased in 2003, 3.0 million shares during the first quarter of 2004 at an aggregate cost of $84.6 million and no shares were purchased in 2005. As of December 31, 2005, the total remaining common shares we are authorized to repurchase under the program is approximately 2.6 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program. In February 2006, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock thus increasing our repurchase authorization by 8.1 million shares.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2005, we received $258.6 million in dividends and $1.9 million for note repayments from our regulated subsidiaries.

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

The majority of states in which we operate health plans have adopted an RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2005 and 2004 (in millions, except percentage data).

	2005		2004

Regulated capital and surplus	$ 868.5	(a)	$ 727.3
300% of RBC	$ 555.4	(a)	$ 515.4	(a)
Excess capital and surplus above 300% of RBC	$ 313.1	(a)	$ 211.9	(a)
Capital and surplus as percentage of RBC	469%	(a)	423%	(a)
Statutory deposits	$ 49.4		$ 23.1
(a) unaudited

The increase in capital and surplus for our regulated subsidiaries is a result of income, the inclusion of regulated subsidiaries acquired with First Health and capital contributions offset by dividends paid to the parent company. The increase in statutory deposits is a result of the inclusion of deposits held by the regulated subsidiaries acquired with First Health.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $347.2 million and $383.1 million at December 31, 2005 and December 31, 2004, respectively. The decline is a result of cash and investments used related to the First Health acquisition and debt repayment offset by dividends from our regulated subsidiaries. During the year ended December 31, 2005, we made capital contributions to our subsidiaries of $8.1 million.

Other

As of December 31, 2005, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Senior notes	$ 670,500	$ -	$ -	$ -	$ 670,500
Interest payable on senior notes	313,581	41,686	83,373	83,373	105,149
Credit Facilities	100,000	10,000	20,000	70,000	-
Interest payable on credit facilities	20,958	5,525	9,550	5,883	-
Software purchases	40,000	29,000	5,500	5,500	-
Operating leases	144,132	28,082	49,795	34,500	31,755
Total contractual obligations	1,289,171	114,293	168,218	199,256	807,404
Less sublease income	(8,332)	(1,246)	(2,357)	(2,219)	(2,510)
Net contractual obligations	$ 1,280,839	$ 113,047	$ 165,861	$ 197,037	$ 804,894

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Plan expenses in the Mail Handlers Benefit Plan after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of December 31, 2005 are sufficient to cover Plan expenses.

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

Other Disclosure

Legal Proceedings

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied us, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2005 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary. Although the results of pending litigation are always uncertain, we do not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

We are a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied.

The trial court has certified various subclasses of plaintiffs. The defendants filed an appeal of that certification order to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. As a result of the class certification decision, the only causes of action remaining in the lawsuit are the claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO. Seven defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. The claims against one defendant have been dismissed. Two defendants remain, including the Company. The trial of this lawsuit is tentatively scheduled to start September 18, 2006. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although we can not predict the outcome, management believes that the Shane lawsuit and the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and we intend to defend our position.

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

2006 Outlook

Our health plans operate in highly competitive markets, but in the aggregate we believe that the pricing environment is generally rational in our existing markets, thus creating the opportunity for reasonable price increases. We will continue to obtain adequate premium increases for our commercial business and expect premium rates to continue to rise at a rate equal to or greater than medical trend in 2006. Management believes that existing markets have potential for premium growth for our commercial and governmental products.

We expect the new Medicare Part D program to contribute $0.08 to our 2006 full year earnings per diluted share. We estimate a loss of $0.08 in the first quarter of 2006, a smaller loss in the second quarter of 2006, and increasing profits in the third and fourth quarters of 2006 to get to the total $0.08 gain for the full year of 2006. This incremental contribution to earnings per share excludes the effect of the expected losses of First Health fee based revenue of $31 million and associated earnings per share reductions of $.06 relating to the termination of dual eligible administration and senior pharmacy discount card business as a result of the implementation of the Medicare Part D program.

Additionally, we will begin to incur expense effective January 1, 2006 related to the adoption of SFAS 123(R). We estimate the effect of the adoption of SFAS 123(R) to reduce earnings by $0.03 per diluted share in the first quarter of 2006 and by $0.13 to $0.14 per diluted share for the year ending December 31, 2006.

Risk Factors

See Part I, Item 1A, “Risk Factors” which is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Prior to the acquisition of First Health, our Investment Policy and Guidelines did not permit equity-type investments or fixed income securities that are below investment grade. As described in the notes to the financials, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health. The Board approved modifications to our investment guidelines by adopting a permitted exception to allow for such investments if, in our best interest, such investments were not disposed within 90 days after acquisition. We determined it would not be in our best interest to liquidate this investment and therefore the investment in the equipment leasing limited liability company was approved as a permitted exception. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

We invest primarily in fixed income securities and classify all our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

Our investments at December 31, 2005 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2005	Cost	Value
Maturities:
Within 1 year	$ 625,864	$ 625,481
1 to 5 years	405,591	401,310
5 to 10 years	256,240	256,752
Over 10 years	338,236	336,030
Total	$ 1,625,931	1,619,573
Equity investment		51,674
Total short-term and long-term securities		$ 1,671,247

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
As of December 31, 2005
(in thousands)
(300)	(200)	(100)	100	200	300

$ 97,992	$ 63,425	$ 32,021	$ (32,609)	$ (64,855)	$ (96,347)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.:

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Baltimore, Maryland

March 3, 2006

Coventry Health Care, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 391,646	$ 417,636
Short-term investments	545,615	349,722
Accounts receivable, net of allowance of $3,583 and $875
as of December 31, 2005 and 2004, respectively	228,028	104,924
Other receivables, net	76,462	47,070
Deferred income taxes	57,666	37,368
Other current assets	26,285	16,307
Total current assets	1,325,702	973,027

Long-term investments	1,125,632	960,379
Property and equipment, net	351,427	32,193
Goodwill	1,612,390	280,615
Other intangible assets, net	419,352	38,491
Other long-term assets	60,669	55,895
Total assets	$ 4,895,172	$ 2,340,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 752,774	$ 660,475
Accounts payable and other accrued liabilities	442,785	211,809
Deferred revenue	64,668	59,536
Current portion of long-term debt	10,000	-
Total current liabilities	1,270,227	931,820

Long-term debt	760,500	170,500
Other long-term liabilities	309,742	25,854
Total liabilities	2,340,469	1,128,174

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized
186,253 issued and 162,717 outstanding in 2005
159,205 issued and 135,318 outstanding in 2004	1,863	1,592
Treasury stock, at cost; 23,536 in 2005; 23,887 in 2004	(299,001)	(291,054)
Additional paid-in capital	1,468,176	608,117
Accumulated other comprehensive (loss) income	(3,743)	8,002
Retained earnings	1,387,408	885,769
Total stockholders’ equity	2,554,703	1,212,426
Total liabilities and stockholders’ equity	$ 4,895,172	$ 2,340,600

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Operating revenues:
Managed care premiums	$ 5,728,162	$ 5,198,599	$ 4,442,445
Management services	883,084	113,370	92,698
Total operating revenues	6,611,246	5,311,969	4,535,143

Operating expenses:
Medical costs	4,550,871	4,185,895	3,607,289
Selling, general and administrative	1,182,381	611,801	543,478
Depreciation and amortization	86,176	17,602	18,179
Total operating expenses	5,819,428	4,815,298	4,168,946

Operating earnings	791,818	496,671	366,197

Senior notes interest and amortization expense	58,414	14,301	15,051
Other income, net	66,021	44,621	41,918

Earnings before income taxes	799,425	526,991	393,064

Provision for income taxes	297,786	189,874	142,919

Net earnings	$ 501,639	$ 337,117	$ 250,145

Net earnings per share:
Basic earnings per share	$ 3.18	$ 2.55	$ 1.89
Diluted earnings per share	$ 3.10	$ 2.48	$ 1.83

Weighted average common shares outstanding:
Basic	157,965	132,188	132,170
Effect of dilutive options and restricted stock	3,751	3,696	3,978
Diluted	161,716	135,884	136,148

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

				Other
		Treasury	Additional	Comprehensive		Total
	Common	Stock, at	Paid-In	Income	Retained	Stockholders’
	Stock	Cost	Capital	Accumulated (loss)	Earnings	Equity
Balance, December 31, 2002	$ 1,541	$ (205,644)	$ 529,466	$ 22,167	$ 298,507	$ 646,037
Comprehensive income:
Net earnings					250,145	250,145
Other comprehensive income:
Holding loss, net				(5,199)
Reclassification adjustment				(95)
						(5,294)
Deferred tax effect				965		965
Comprehensive income						245,816
Issuance of common stock,
including exercise of options and warrants	31	1,370	17,211			18,612
Tax benefit of stock options exercised			18,533			18,533
Balance, December 31, 2003	1,572	(204,274)	565,210	17,838	548,652	928,998
Comprehensive income:
Net earnings					337,117	337,117
Other comprehensive income:
Holding loss, net				(15,424)
Reclassification adjustment				(576)
						(16,000)
Deferred tax effect				6,164		6,164
Comprehensive income						327,281
Issuance (purchase) of common stock,
including exercise of options and warrants	20	(86,780)	21,458			(65,302)
Tax benefit of stock options exercised			21,449			21,449
Balance, December 31, 2004	1,592	(291,054)	608,117	8,002	885,769	1,212,426
Comprehensive income:
Net earnings					501,639	501,639
Other comprehensive income:
Holding loss, net				(17,413)
Reclassification adjustment				(2,019)
						(19,432)
Deferred tax effect				7,687		7,687
Comprehensive income						489,894
Issuance of stock related to First Health acquisition	247		783,943			784,190
Issuance (purchase) of common stock, including
exercise of options	24	(7,947)	38,093			30,170
Tax benefit of stock options exercised			38,023			38,023
Balance, December 31, 2005	$ 1,863	$ (299,001)	$ 1,468,176	$ (3,743)	$1,387,408	$ 2,554,703

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$ 501,639	$ 337,117	$ 250,145
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	86,176	17,602	18,179
Amortization of deferred compensation	21,992	15,488	9,565
Deferred income tax provision (benefit)	15,094	(2,319)	8,909
Amortization of deferred financing costs	7,359	438	542
Amortization of investment premiums, net	3,399	13,566	8,971
Other	(5,147)	1,028	417
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	(101)	(15,158)	(14,039)
Other receivables	18,450	(1,735)	24,427
Other current assets	6,758	(7,414)	(90)
Other long-term assets	(13,785)	8	(8,879)
Medical liabilities	50,531	63,285	(701)
Accounts payable and other accrued liabilities	105,101	46,782	20,072
Interest payable	13,919	-	(139)
Deferred revenue	(7,371)	(14,373)	5,638
Other long-term liabilities	455	(410)	99
Net cash from operating activities	804,469	453,905	323,116

Cash flows from investing activities:
Capital expenditures, net	(71,393)	(14,972)	(13,372)
Proceeds from sales of investments	553,711	330,961	391,441
Proceeds from maturities of investments	447,422	290,039	108,231
Purchases of investments and other	(1,273,557)	(807,985)	(686,428)
Payments for acquisitions, net of cash acquired	(877,249)	(6,852)	(60,555)
Net cash from investing activities	(1,221,066)	(208,809)	(260,683)

Cash flows from financing activities:
Proceeds from issuance of stock	24,162	16,184	15,095
Payments for repurchase of stock and warrant	(17,041)	(96,842)	(6,049)
Payments for stock split	(509)	(133)	-
Proceeds from issuance of debt, net	1,066,495	-	-
Payments for the retirement of debt, net	(682,500)	-	(4,916)
Net cash from financing activities	390,607	(80,791)	4,130

Net change in cash and cash equivalents	(25,990)	164,305	66,563

Cash and cash equivalents at beginning of period	417,636	253,331	186,768
Cash and cash equivalents at end of period	$ 391,646	$ 417,636	$ 253,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 36,581	$ 13,853	$ 14,212
Income taxes paid, net	$ 221,727	$ 150,311	$ 101,682
Non-cash item - Tax benefit of stock awards	$ 38,023	$ 21,449	$ 18,533

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental / managed care services companies, and workers’ compensation services companies. The Company provides a full range of risk and fee-based managed care products and services, including HMO, PPO, POS, Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators in all 50 states as well as the District of Columbia and Puerto Rico.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. The table below lists all of the Company’s acquisitions. See Note B to consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc.	Pennsylvania	HMO	1988
Group Health Plan, Inc.	Missouri	HMO	1990
Southern Health Services, Inc.	Virginia	HMO	1994
HealthCare USA, Inc.	Multiple Markets	Medicaid	1995
Principal Health Care, Inc.	Multiple Markets	HMO	1998
Carelink Health Plans	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina	North Carolina	HMO	1999
PrimeONE, Inc.	West Virginia	HMO	2000
Maxicare Louisiana, Inc.	Louisiana	HMO	2000
WellPath Community Health Plans	North Carolina	HMO	2000
Prudential Health Care Plan, Inc.	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc.	Virginia	HMO	2001
Health Partners of the Midwest	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc.	Kansas	HMO	2001
NewAlliance Health Plan, Inc.	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc.	Kansas	HMO	2002
PersonalCare Health Management, Inc.	Illinois	HMO	2003
Altius Health Plans, Inc.	Utah	HMO	2003
OmniCare Health Plan	Michigan	Medicaid	2004
First Health Group Corp.	Multiple Markets	Multiple Products	2005

Significant Accounting Policies

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant inter-company transactions have been eliminated.

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

Stock Split - On August 31, 2005, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock. The stock split, in the form of a stock dividend, was distributed October 17, 2005 for stockholders of record on October 3, 2005. The stock split is reflected retroactively in the Company’s consolidated financial statements and notes thereto for all periods presented.

Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 11.8%, 10.9% and 10.8% of its managed care premiums for the years ended December 31, 2005, 2004 and 2003, respectively, from the federal Medicare program throughout its various markets. The Company also received 13.2%, 11.7% and 11.8% of its managed care premiums for the years ended December 31, 2005, 2004 and 2003, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the year ended December 31, 2005, the State of Missouri accounted for half the Company’s Medicaid premiums. The Company received 22.1% of its management services revenue from a single customer, Mail Handlers Benefit Plan for the year ended December 31, 2005.

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

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities.” and in accordance with FASB Staff Position Number FAS 115-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

Other Receivables - Other receivables include interest receivables, pharmacy rebate receivables, Office of Personnel Management (“OPM”) receivables, receivables from providers and suppliers and any other receivables that do not relate to premiums.

Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally developed software is capitalized and included in property and equipment. We capitalize costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

Long-term Assets - Long-term assets primarily include assets associated with the Supplemental Executive Retirement Plan (“SERP”), senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corp. (“First Health”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.

Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for business combinations, goodwill and other intangibles in accordance with SFAS No. 141 - “Business Combinations,” SFAS No. 142 - “Goodwill and Other Intangible Assets” and SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.” Acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. An intangible asset that is subject to amortization shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company considers multiple approaches to identifying the fair value of its goodwill and other intangible assets. Those approaches include the market approach, the market capitalization approach, the income approach and the cost approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The market capitalization approach is based on market value of the Company’s total shares outstanding. The income approach is based on the present value of expected future cash flows. The cost approach is based on the cost to reconstruct or replace an asset with another of like utility. As impairment charges occur, write-down charges will be recorded in the period in which the impairment took place. See Note C to consolidated financial statements for disclosure related to intangible assets.

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

The following table shows the components of the change in medical liabilities for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
Medical liabilities, beginning of period	$ 660,475	$ 597,190	$ 558,599
Acquisitions (1)	41,895	-	38,828
Reported Medical Costs
Current year	4,672,009	4,257,942	3,693,821
Prior year developments	(121,138)	(72,047)	(86,532)
Total reported medical costs	4,550,871	4,185,895	3,607,289

Claim Payments
Payments for current year	4,030,685	3,691,092	3,235,902
Payments for prior year	469,782	431,518	371,624
Total claim payments	4,500,467	4,122,610	3,607,526

Medical liabilities, end of period	$ 752,774	$ 660,475	$ 597,190

Supplemental Information:
Prior year development (2)	2.9%	2.0%	3.0%
Current year paid percent (3)	86.3%	86.7%	87.6%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable changes from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends.

Other Long-term Liabilities - Other long-term liabilities consist primarily of liabilities associated with the SERP and the deferred tax liabilities associated with intangible assets and a limited partnership investment.

Comprehensive Income – Comprehensive income includes net income and the unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities. The deferred tax benefit for unrealized holding losses arising from investment securities during the years ended December 31, 2005, 2004 and 2003 was $6.9 million, $6.0 million and $1.0 million, respectively. The deferred tax benefit for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2005, 2004 and 2003 was $0.8 million, $0.2 million and $0.02 million, respectively.

Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month proceeding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue. The Company also receives premium payments on a monthly basis from the state Medicaid programs with which we contract for the Medicaid members for whom we provide health coverage. Membership and category eligibility are periodically reconciled with the state Medicaid programs and such reconciliations could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or by the Company upon 30 days notice.

Management services revenue is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to our health care provider networks and health care management services, for which we do not assume underwriting risk. Percentage of savings revenue is determined using the difference between charges billed by contracted medical providers and the contracted reimbursement rates for the services billed and is recognized based on claims processed. The management services we provide typically include health care provider network management, clinical management, pharmacy benefit management (“PBM”), bill review, claims repricing, fiscal agent services (generally for state entitlement programs), claims processing, utilization review and quality assurance.

The Company enters into performance guarantees with employer groups where it pledges to meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone on-hold time, etc. The Company also enters into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member, per-month or achieving overall network penetration in defined demographic markets. For each guarantee, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts.

Revenue for pharmacy benefit management services in both the Group Health and Medicaid/Public sectors is derived on a pre-negotiated contractual amount per claim. Revenue is recorded when a pharmacy transaction is processed by the Company. The Company does not record any revenue or expense related to the sale of pharmaceuticals. In the Group Health business, revenue associated with pharmacy rebates is recorded based on the contractual rebates received from the formulary less the pre-negotiated rebates paid to clients. No rebate revenue is collected or recorded related to the Company’s Medicaid/Public business.

Based on information received subsequent to premium billings being sent, historical trends, bad debt write-offs and the collectibility of specific accounts, the Company estimates, on a monthly basis, the amount of bad debt and future retroactivity and adjusts its revenue and reserves accordingly.

Premiums for services to federal employee groups are subject to audit and review by the OPM on a periodic basis. Such audits are usually a number of years in arrears. Adjustments are recorded as additional information regarding the audits and reviews becomes available. Any differences between actual results and estimates are recorded in the period the audits are finalized.

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

	Years Ended December 31,
	2005	2004	2003
Net earnings, as reported	$ 501,639	$ 337,117	$ 250,145

Add: Stock-based employee
compensation expense included in reported
net earnings, net of tax	13,635	9,603	6,169

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax	(29,033)	(18,383)	(11,170)

Net earnings, pro-forma	$ 486,241	$ 328,337	$ 245,144

EPS, basic - as reported	$ 3.18	$ 2.55	$ 1.89
EPS, basic - pro forma	$ 3.08	$ 2.48	$ 1.85

EPS, diluted - as reported	$ 3.10	$ 2.48	$ 1.84
EPS, diluted - pro forma	$ 3.02	$ 2.42	$ 1.80

The fair value of the stock options included in the pro-forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	32%	41%	42%
Risk-free interest rate	3.8%	3.9%	2.4%
Expected life	4.2 years	5.0 years	5.2 years

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the Securities and Exchange Commission issued a rule that amends the compliance date for SFAS No. 123(R). The rule allows the Company to delay the implementation of SFAS No. 123(R) until January 1, 2006. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

Under the modified-prospective method, compensation cost is recognized beginning on the adoption date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method through December 31, 2005 and, as such, has recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an effect on its results of operations, although it will have no material effect on its overall financial position. The effect of adoption of SFAS No. 123(R) will depend on the value and levels of share-based payments granted in the future. However, assuming share-based payments are granted in 2006 at values and levels granted in 2005, the Company expects the earnings per share effect of adopting SFAS No. 123(R) to be a $0.13 to $0.14 reduction for the full year of 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future (as it is dependent upon, among other things, when employees exercise stock options), the amounts of operating cash flows that were recognized in prior periods for such excess tax benefits were $38.0 million, $21.4 million, and $18.5 million in 2005, 2004 and 2003, respectively.

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

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and warrants and the vesting of all restricted stock using the treasury stock method. During the years ended December 31, 2005, 2004 and 2003, options to purchase 0.2 million, 1.1 million and 0.4 million shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period.

B. ACQUISITIONS

During the three years ended December 31, 2005, the Company completed several business combinations and membership purchases. The Company’s business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2005. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transition cost adjustments, is presented below (in millions):

Purchase
	Effective Date	Market	Price
Business Combinations

PersonalCare Health Management, Inc. (“PersonalCare”)	February 1, 2003	Illinois	$ 21

Altius Health Plans, Inc. (“Altius”)	September 1, 2003	Utah	$ 46

First Health Group Corp. (“First Health”)	January 28, 2005	Multiple Markets	$ 1,695

Membership Purchases

OmniCare Health Plan (“OmniCare”)	October 1, 2004	Michigan	$ 13

Effective January 28, 2005, the Company completed the acquisition of First Health. First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. The Company believes the combination of Coventry and First Health creates a leading health benefits company with the size, scale and product breadth to be a market leader with significant growth opportunities. The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identifiable intangible assets acquired for a number of reasons, including but not limited to:

•	significantly expands the Company’s geographic presence;
•	diversifies the Company’s product offerings and client base; and
•	significantly increases the Company’s fee-based, non-regulated cash flows

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

The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $14.5 million has been paid, estimated costs for exiting certain leased building space of $10.0 million, of which $2.1 million has been paid, and other transition cost accruals of which substantially all has been paid. Deferred tax liabilities associated with the acquisition were $177.0 million. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Yrs)

Goodwill	$ 1,331.9
Unamortized tradename	85.8
Customer lists	272.5	10
Provider network	52.5	20
Amortized tradename	1.2	4
Total intangible assets	$ 1,743.9

The Company has allocated the excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion to goodwill. The acquired goodwill is not deductible for income tax purposes. The intangible assets acquired, which are subject to amortization, consist of customer lists, tradenames, and a provider network and have a weighted-average useful life of approximately 10.8 years. The following table lists the Company’s estimate of the fair value of the tangible assets and liabilities as of the acquisition date (in millions):

Cash, cash equivalents, investments	$ 170.8
Property, equipment, capitalized software, other assets	493.7
Medical costs payable	(41.8)
Other current liabilities	(148.9)
Long-term debt	(200.0)
Other long-term liabilities	(145.5)

Net tangible assets acquired	$ 128.3

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of First Health have been included in the Company’s consolidated financial statements since January 28, 2005, the date of acquisition. The following unaudited pro forma condensed consolidated results of operations assumes the First Health acquisition occurred on January 1, 2005 and 2004 (in millions, except per share data):

Year ended December 31,
	2005	2004
(Proforma unaudited)
Operating revenues	$ 6,674.6	$ 6,192.7
Net earnings	$ 507.9	$ 428.5
Earnings per share, basic	$ 3.18	$ 2.73
Earnings per share, diluted	$ 3.11	$ 2.67

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

C. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2005.

Goodwill

The Company has completed its impairment test of goodwill and has determined that there was no impairment of goodwill as of October 1, 2005, the Company’s annual impairment test date. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Health Plans	First Health	Total

Balance, December 31, 2003	$ 281,183	$ -	$ 281,183
Transition cost adjustments	(568)	-	(568)
Impairment loss	-	-	-
Balance, December 31, 2004	280,615	-	280,615
Acquisition of First Health	-	1,331,941	1,331,941
Transition cost adjustments	(166)	-	(166)
Impairment loss	-	-	-
Balance, December 31, 2005	$ 280,449	$ 1,331,941	$ 1,612,390

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2005
Amortized other intangible assets:
Customer Lists	$ 309,080	$ 34,598	$ 274,482	10-15 Years
HMO Licenses	12,600	4,649	7,951	15-20 Years
Provider Network	52,500	2,406	50,094	20 Years
Trade Name	1,200	275	925	4 Years
Total amortized other intangible assets	$ 375,380	$ 41,928	$ 333,452

Unamortized other intangible assets:
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 461,280	$ 41,928	$ 419,352

As of December 31, 2004
Amortized other intangible assets:
Customer Lists	$ 36,647	$ 6,849	$ 29,798	10-15 Years
HMO Licenses	12,600	4,007	8,593	15-20 Years
Total amortized other intangible assets	$ 49,247	$ 10,856	$ 38,391

Unamortized other intangible assets:
Trade Names	$ 100	$ -	$ 100	---
Total unamortized other intangible assets	$ 100	$ -	$ 100
Total other intangible assets	$ 49,347	$ 10,856	$ 38,491

Other intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was $31.1 million, $2.7 million and $2.5 million, respectively. The increase in other intangible assets and the related amortization is a result of the other intangible assets obtained with the acquisition of First Health. Estimated intangible amortization expense is $32.8 million for the years ending December 31, 2006 through 2008, $32.4 million for the year ending December 31, 2009 and $32.2 million for the year ending December 31, 2010. The weighted-average amortization period is approximately 11 years for other intangible assets.

D. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,		Depreciation
	2005	2004	Period
Land	$ 23,864	$ 350	---
Buildings and leasehold improvements	115,691	12,418	5-40 Years
Developed software	131,140	-	1-9 Years
Equipment	217,898	108,944	3-7 Years
Sub-total	488,593	121,712
Less accumulated depreciation and amortization	(137,166)	(89,519)
Property and equipment, net	$ 351,427	$ 32,193

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $55.1 million, $14.9 million and $15.6 million, respectively. Included in the depreciation expense for the year ended December 31, 2005 is $13.1 million of expense for developed software. The increase in property and equipment and the related depreciation expense is a result of the property and equipment obtained with the acquisition of First Health.

E. INVESTMENTS

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2005 and 2004 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2005
State and municipal bonds	$ 502,166	$ 3,811	$ (3,585)	$ 502,392
US Treasury & agency securities	125,231	271	(1,073)	124,429
Mortgage-backed securities	183,989	384	(2,832)	181,541
Asset-backed securities	78,203	439	(951)	77,691
Corporate debt and other securities	736,342	1,411	(4,233)	733,520
	$ 1,625,931	$ 6,316	$ (12,674)	$ 1,619,573
Equity investment				51,674
				$ 1,671,247

As of December 31, 2004
State and municipal bonds	$ 361,969	$ 8,095	$ (778)	$ 369,286
US Treasury & agency securities	130,715	1,363	(392)	131,686
Mortgage-backed securities	137,511	1,528	(418)	138,621
Asset-backed securities	61,165	974	(314)	61,825
Corporate debt and other securities	605,667	5,307	(2,291)	608,683
	$ 1,297,027	$ 17,267	$ (4,193)	$ 1,310,101

The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2005 and December 31, 2004 (in thousands):

	Amortized	Fair
As of December 31, 2005	Cost	Value
Maturities:
Within 1 year	$ 625,864	$ 625,481
1 to 5 years	405,591	401,310
5 to 10 years	256,240	256,752
Over 10 years	338,236	336,030
Total	$ 1,625,931	$ 1,619,573
Equity investment		51,674
Total short-term and long-term securities		$ 1,671,247

	Amortized	Fair
As of December 31, 2004	Cost	Value
Maturities:
Within 1 year	$ 409,960	$ 409,792
1 to 5 years	463,727	468,624
5 to 10 years	234,421	240,220
Over 10 years	188,919	191,465
Total short-term and long-term securities	$ 1,297,027	$ 1,310,101

Gross investment gains of $3.0 million and gross investment losses of $1.1 million were realized on sales of investments for the year ended December 31, 2005. This compares to gross investment gains of $2.0 million and gross investment losses of $1.3 million on these sales for the year ended December 31, 2004, and gross investment gains of $2.2 million and gross investment losses of $1.5 million on these sales for the year ended December 31, 2003.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 173,544	$ (1,847)	$ 70,857	$ (1,738)	$ 244,401	$ (3,585)
US Treasury & agency securities	54,273	(487)	31,989	(586)	86,262	(1,073)
Mortgage-backed securities	102,427	(1,559)	45,034	(1,273)	147,461	(2,832)
Asset-backed securities	25,915	(412)	20,600	(539)	46,515	(951)
Corporate debt and other securities	151,712	(1,027)	102,616	(3,206)	254,328	(4,233)
Total	$ 507,871	$ (5,332)	$ 271,096	$ (7,342)	$ 778,967	$ (12,674)

The unrealized loss reflected on each category of the Company’s investments is almost exclusively the result of interest rate increases subsequent to the purchase of the investments and not deteriorating credit quality. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. As a result, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005. At December 31, 2005, the number of investment positions in an unrealized loss position was approximately 1,200.

Through its acquisition of First Health, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of December 31, 2005 was $51.7 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income since the date of the acquisition was $4.6 million and is included in other income. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

F. INCOME TAXES

At December 31, 2005, the Company had approximately $90 million of federal and $181 million of state tax net operating loss carryforwards. The net operating losses were primarily acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2025.

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current provision:
Federal	$ 245,304	$ 175,671	$ 124,821
State	37,388	16,522	9,189
Deferred provision (benefit):
Federal	17,815	(3,908)	7,026
State	(2,721)	1,589	1,883
	$ 297,786	$ 189,874	$ 142,919

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years Ended December 31,
	2005	2004	2003
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal taxes	2.85%	2.48%	2.34%
Release of state NOL valuation allowance	0.00%	(0.16%)	(0.61%)
Tax exempt interest income	(0.59%)	(0.76%)	(0.93%)
Remuneration disallowed	0.17%	0.49%	0.92%
Other	(0.18%)	(1.02%)	(0.36%)
Income tax provision	37.25%	36.03%	36.36%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Deferred revenue	$ 3,901	$ 4,426
Medical liabilities	6,868	7,181
Accounts receivable	6,286	92
Deferred compensation	27,086	21,052
Other accrued liabilities	38,400	20,328
Other assets	3,662	4,555
Net operating loss carryforwards	21,751	22,637
Gross deferred tax assets	107,954	80,271

Deferred tax liabilities:
Other liabilities	$ (17,771)	$ (5,213)
Intangibles	(132,797)	(4,310)
Developed software	(22,192)	-
Limited partnership investment	(79,361)	-
Unrealized gain on securities	(2,615)	(5,161)
Gross deferred tax liabilities	(254,736)	(14,684)
Net deferred tax (liability) asset (1)	$ (146,782)	$ 65,587

(1)

Includes $57.7 million and $37.4 million classified as current assets at December 31, 2005 and 2004, respectively, and ($204.5) million and $28.2 million classified as noncurrent (liabilities) assets at December 31, 2005 and 2004, respectively.

G. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

As of December 31, 2005, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards.

The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. Shares available for issuance under the Stock Incentive Plan were 3.5 million and 7.1 million as of December 31, 2005 and 2004, respectively.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2005, the Stock Incentive Plan had outstanding options representing 10.5 million shares of common stock.

Transactions with respect to stock options granted under the Stock Incentive Plan for the three years ended December 31, 2005 were as follows (shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	9,835	$ 19.41	8,030	$ 10.24	8,553	$ 5.43
Granted	3,166	$ 47.08	4,026	$ 32.09	2,814	$ 18.91
Exercised	(2,200)	$ 9.53	(1,961)	$ 7.71	(3,072)	$ 4.74
Cancelled	(290)	$ 28.72	(260)	$ 21.01	(265)	$ 10.81
Outstanding at end of year	10,511	$ 29.52	9,835	$ 19.41	8,030	$ 10.24

Exercisable at end of year	3,366	$ 15.19	3,423	$ 6.47	4,088	$ 4.57

Options Outstanding				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	12/31/2005	Contractual Life	Exercise Prices	12/31/2005	Exercise Price

$2.22 - $19.30	3,485	5.6	$ 11.62	2,407	$ 8.72
$19.91 - $31.80	573	8.4	$ 26.13	157	$ 25.23
$32.46 - $32.46	3,160	8.5	$ 32.46	758	$ 32.46
$32.60 - $60.16	3,293	9.4	$ 46.22	44	$ 34.72

$2.22 - $60.16	10,511	7.8	$ 29.52	3,366	$ 15.19

The weighted-average grant date fair values for options granted in 2005, 2004 and 2003 were $14.96, $13.38 and $7.13, respectively.

Restricted Stock Awards

During 2005, the Company awarded 790,500 shares of restricted stock. The weighted average fair value, at the measurement date, of the restricted stock awards was $47.74. The fair value of the restricted shares is amortized over various vesting periods through 2009. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods of approximately $21.9 million, $15.5 million and $9.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The deferred portion of the restricted stock is reported as a reduction to additional paid in capital and was $55.6 million at December 31, 2005.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, implemented in 1994, allows substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issues the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined in the plan. The Company issued 86,800, 38,900 and 38,600 shares in 2005, 2004 and 2003, respectively. Effective January 1, 2006, the Company terminated the Employee Stock Purchase Plan.

           Employee Retirement Plans

As of December 31, 2005, the Company had three defined contribution retirement plans qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”), the First Health Group Corp Retirement Savings Plan (the “First Health Plan”) and the First Health Priority Services, Inc 401(k) Plan (the “Priority Services Plan”). The Mid-America Health Partners Inc. 401(k) and Investment Plan, which terminated on December 1, 2002, distributed all of the remaining assets to participants on December 28, 2005. All employees of Coventry Health Care, Inc. and employees of its subsidiaries (except First Health and First Health Priority Services, who maintained separate plans as described below) can elect to participate in the Savings Plan. T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan.

Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants will vest in the Company’s matching contributions in 50% increments annually on their anniversary date over a period of two years of service with the Company. Effective January 1, 2006, the Savings Plan was amended to provide 100% vesting for all employer matching contributions made after January 1, 2006. Effective January 1, 2004, the Savings Plan was amended to permit divestiture, whereby employees with three or more years of service were eligible to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing. All costs of the Savings Plan are funded by the Company and participants as they are incurred.

Several acquisitions have been completed since the adoption of the Savings Plan. Pursuant to specific terms of each acquisition’s respective merger agreement, the surviving entity became an adopting employer of the Savings Plan, and commenced participation in the Savings Plan, following approval by the Company’s Board of Directors, as of the effective dates below:

Merged/Acquired Entity	Effective Date
PersonalCare Health Management, Inc.	February 1, 2003
Altius Health Plans, Inc.	January 1, 2004
OmniCare Health Plan	October 1, 2004
First Health Group Corp.	January 1, 2006

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

The First Health Plan was frozen effective December 31, 2005, and assets were merged with and into the Savings Plan on January 1, 2006. All First Health employees were eligible for the Savings Plan effective January 1, 2006. No contributions were made to the First Health Plan after December 31, 2005. During the 2005 plan year, employees of First Health Group Corp were eligible to participate in the First Health Plan upon attainment of age 21 and 3 months of service. T. Rowe Price is the custodial trustee of all First Health Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the First Health Plan. Under the First Health Plan, participants were able to defer up to 100% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. First Health Group Corp made discretionary matching contributions to the First Health Plan in cash equal to 85% of each participant’s contribution not to exceed 6% of eligible compensation. The First Health Plan had multiple three and five year graded vesting schedules that applied for all employer matching contributions made through December 31, 2005. All employer matching contributions made after January 1, 2006 in the Savings Plan are 100% vested. All costs of the First Health Plan were funded by First Health Group Corp as incurred.

The Priority Services Plan was frozen effective December 31, 2005, and assets were merged with and into the Savings Plan on February 1, 2006. No contributions were made to the Priority Services Plan after December 31, 2005. All Priority Services employees were eligible for the Savings Plan effective January 1, 2006. During the 2005 plan year, employees of First Health Priority Services were eligible to participate in the Priority Services Plan upon attainment of age 21 and 1 year of service. Nationwide Financial was custodial trustee of all Priority Services Plan assets until February 1, 2006 when the Priority Services Plan assets merged with and into the Savings Plan assets held at T. Rowe Price. Under the Priority Services Plan, participants were able to defer up to 100% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Priority Services Plan had a six year graded vesting schedule that applied for all employer matching contributions made through December 31, 2005. All employer matching contributions made after January 1, 2006 in the Savings Plan are 100% vested. All costs of the Priority Services Plan were funded by First Health Group Corp as incurred.

Supplemental Executive Retirement Plan

As of December 31, 2005, the Company was the sponsor of a Supplemental Executive Retirement Plan (the “SERP”), currently known as the Coventry Health Care, Inc. Supplemental Executive Retirement Plan. Under the SERP, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. Effective January 1, 2006, the SERP was amended to enable participants to defer up to 75% of their base salary. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the SERP are funded by the Company as they are incurred.

The cost, principally employer matching contributions, of the Savings Plan and the SERP charged to operations for 2005, 2004 and 2003 was $15.6 million, $7.5 million and $7.3 million, respectively.

Executive Retention Plans

As of December 31, 2005, the Company was the sponsor of two deferred compensation plans that were designed to promote the retention of key senior management and to recognize their strategic importance to the Company.

Under the terms of the plans, upon meeting certain retention targets and certain other performance criteria, participants were entitled to receive a maximum annual fixed dollar allocation. In addition, although not guaranteed, all participants were eligible to receive a credit to a stock equivalent allocation account calculated as a percentage of each participant’s fixed dollar allocation conditioned on Company and individual performance. Amounts in the fixed dollar allocation and stock equivalent allocation accounts are forfeited if the executive resigns or is terminated for cause prior to June 30, 2006. If the performance criterion has been met, all fixed dollar allocation and stock equivalent allocation credits will vest and be paid in cash after June 30, 2006. The fixed dollar and stock equivalent allocations charged to operations were $15.6 million, $11.6 million, and $7.7 million in 2005, 2004 and 2003, respectively, and the liability for these plans was $37.0 million and $20.8 million at December 31, 2005 and 2004, respectively.

H. DEBT

The Company’s outstanding debt was as follows at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
8.125% Senior notes due 2/15/12	$ 170,500	$ 170,500
5.875% Senior notes due 1/15/12	250,000	-
6.125% Senior notes due 1/15/15	250,000	-
5-year Term loan	100,000	-
Total Debt	$ 770,500	$ 170,500

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

In August 2003, the Company repurchased a portion of its senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. The Company recorded a loss on the repurchase in accordance with SFAS No. 145 which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations. The loss of $0.5 million was included as additional senior notes interest expense. The carrying value of the senior notes is equal to the face value and the fair value is based on the quoted market prices. As of December 31, 2005 and 2004, the fair value was $180.5 million and $185.2 million, respectively.

On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been exchanged and are now registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior debt, including its 8 1/8% senior notes due 2012 and its new credit facilities as described below. As of December 31, 2005, the fair value of the 5 7/8% senior notes and the 6 1/8% senior notes was $251.6 million and $255.0 million, respectively.

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

On June 30, 2005, the Company entered into new credit facilities providing for a five-year revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a five-year term loan in the principal amount of $100 million. The new term loan facility requires regularly scheduled annual payments of principal in the amount of $10 million per year. Unless terminated earlier, the revolving credit facility will mature five years after closing and is payable in full upon its maturity on the termination date. The Company used the net proceeds of the borrowings under the new credit facilities to pay down and terminate its original term loan and revolving credit facility. On July 29, 2005, the Company paid off the outstanding balance of $117.5 million on its revolving credit facility.

During the quarter ended June 30, 2005, as a result of the refinancing, the Company wrote off $5.4 million of deferred financing costs related to the original credit facilities.

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

As of December 31, 2005, the aggregate maturities of debt based on their contractual terms, are as follows (in thousands):

2006	$ 10,000
2007	10,000
2008	10,000
2009	10,000
2010	60,000
Thereafter	670,500
Total	$ 770,500

I. COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company is contractually obligated to make the following minimum lease payments within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2006	$ 28,082	$ (1,246)	$ 26,836
2007	25,944	(1,164)	24,780
2008	23,851	(1,193)	22,658
2009	20,224	(1,146)	19,078
2010	14,276	(1,073)	13,203
Thereafter	31,755	(2,510)	29,245
Total	$ 144,132	$ (8,332)	$ 135,800

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $30.2 million, $19.0 million and $17.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2005 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, we do not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

The Company is a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al.. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs have alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint includes state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court has dismissed several of the state law claims and ordered that all physicians who have an arbitration provision in their provider contracts must submit their direct RICO claims and all of their remaining state law claims to arbitration. As a consequence of this ruling, all the plaintiffs who have arbitration provisions voluntarily dismissed all of their claims that are subject to arbitration. The trial court however has ordered that the plaintiffs’ claims of conspiracy to violate RICO and aiding and abetting violations of RICO are not subject to arbitration. The defendants’ appeal to the 11th Circuit challenging the trial court’s arbitration decision was denied.

The trial court has certified various subclasses of plaintiffs. The defendants filed an appeal of that certification order to the 11th Circuit Court of Appeals. The Court of Appeals has overturned the class certification order as to the plaintiffs’ state law claims but affirmed the certification with respect to the plaintiffs’ federal law claims. The U.S. Supreme Court has denied the defendants’ petition to review the 11th Circuit’s class certification decision. As a result of the class certification decision, the only causes of action remaining in the lawsuit are the claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO. Seven defendants have entered into settlement agreements with the plaintiffs which have received final approval from the trial court. The claims against one defendant have been dismissed. Two defendants remain, including the Company. The trial of this lawsuit is tentatively scheduled to start September 18, 2006. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although the Company can not predict the outcome, management believes that the Shane lawsuit and the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

Capitation Arrangements

A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 6.5%, 7.1%, and 9.9% of the Company’s total medical costs for the years ended December 31, 2005, 2004 and 2003, respectively. Membership associated with global capitation arrangements was approximately 116,000, 127,000 and 145,000 as of December 31, 2005, 2004 and 2003, respectively.

Other

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Plan expenses in the Mail Handlers Benefit Plan after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of December 31, 2005 are sufficient to cover Plan expenses.

J. CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments in fixed income securities and accounts receivable. The Company invests its excess cash in state and municipal bonds, U.S. Treasury and agency securities, mortgage-backed securities, asset-backed securities, corporate debt and other securities. Investments in marketable securities are managed within guidelines established by the Board of Directors, which only allow for the purchase of investment-grade fixed income securities and limit the amount that may be invested in any one issuer. The fair value of the Company’s financial instruments is equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2005. The Company has a risk of incurring losses if such allowances are not adequate.

K. STATUTORY INFORMATION

The Company’s HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2005, the Company received $258.6 million in dividends and $1.9 million for note repayments from its regulated subsidiaries.

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

The majority of states in which the Company operates health plans have adopted an RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. The Company has adopted an internal policy to maintain all of its regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which the Company’s regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2005 and 2004 (in millions except percentage data).

	2005		2004

Regulated capital and surplus	$ 868.5	(a)	$ 727.3
300% of RBC	$ 555.4	(a)	$ 515.4	(a)
Excess capital and surplus above 300% of RBC	$ 313.1	(a)	$ 211.9	(a)
Capital and surplus as percentage of RBC	469%	(a)	423%	(a)
Statutory deposits	$ 49.4		$ 23.1
(a) unaudited

The increase in capital and surplus for the Company’s regulated subsidiaries is a result of income and the inclusion of regulated subsidiaries acquired with First Health offset by dividends paid to the parent company. The increase in statutory deposits is a result of the inclusion of deposits held by the regulated subsidiaries acquired with First Health.

Excluding funds held by entities subject to regulation, the Company had cash and investments of approximately $347.2 million and $383.1 million at December 31, 2005 and December 31, 2004, respectively. The decrease in non regulated cash and investments is a result of cash and investments used related to the First Health acquisition and debt repayment offset by dividends received from subsidiaries mentioned above. During the year ended December 31, 2005, Coventry made capital contributions of approximately $8.1 million to the Company’s HMO subsidiaries.

L. OTHER INCOME

Other income for the years ended December 31, 2005, 2004 and 2003 includes interest income, net of fees, of approximately $59.8 million, $44.1 million and $40.2 million, respectively.

M. SHARE REPURCHASE PROGRAM

As of December 31, 2005, the Company’s Board of Directors has approved a program to repurchase its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, no shares of common stock were purchased by the Company in 2003, 3.0 million shares during 2004 at an aggregate cost of $84.6 million and no shares were purchased in 2005. The total remaining common shares the Company is authorized to repurchase under the program is approximately 2.6 million as of December 31, 2005. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program. In February 2006, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock thus increasing our repurchase authorization by 8.1 million shares.

N. SEGMENT INFORMATION

The Company has two reportable segments: Health Plans and First Health. The Company’s reportable segments have changed since the year ended December 31, 2004, as a result of the acquisition of First Health. Each of these segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Health Plans segment provides commercial, Medicare and Medicaid products to a cross section of employer groups and individuals. Commercial products include HMO, PPO and POS products. HMO products provide comprehensive health care benefits to members primarily through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. The Company provides comprehensive health benefits to members participating in Medicare and Medicaid programs and receives premium payments from federal and state governments.

The First Health segment provides services to the Group Health and Specialty sectors. The Group Health business offers its managed care and administrative products to commercial payors in three customer classifications:

• National Accounts – a variety of stand-alone managed care services and a portfolio of integrated health plan products to self-insured payors

• Federal Employees Health Benefits Program – a variety of managed care and administrative services available to federal employees and annuitants

• Network Rental – national PPO network and other managed care products to national, regional and local third party administrators and insurance carriers
The Specialty business offers network managed care and administrative services to two customer classifications:

•     Medicaid/Public Sector – offers products and services more specialized to the needs of state governments as public sector health programs move toward more efficient utilization of health services. Product offerings include pharmacy benefit management, clinical management and fiscal intermediary services

• Workers’ Compensation Services – managed care administrative services including access to the First Health Network, bill review and clinical management

The table below summarizes the Company’s reportable segments (in thousands). “Other” represents the elimination of fees charged between segments. In the near term, depreciation and amortization is separately identifiable to each segment and is included in the total operating expenses for each segment in the table below. However, we expect our information technology and customer service departments in each segment to consolidate, and thereafter depreciation and amortization related to their operations will become no longer separately identifiable by segment. First Health only includes results since the date of acquisition. Disclosure of total assets by reportable segment has not been disclosed, as they are not reported on a segment basis internally by the Company and are not reviewed by the Company’s chief operating decision maker:

	Year Ended December 31, 2005
	Health	First
	Plans	Health	Other	Total
Operating Revenues:
Managed care premiums	$ 5,686,250	$ 41,912	$ -	$ 5,728,162
Management services	119,573	770,402	(6,891)	883,084
Total operating revenues	5,805,823	812,314	(6,891)	6,611,246

Total operating expenses	5,202,702	623,617	(6,891)	5,819,428

Operating earnings	$ 603,121	$ 188,697	$ -	$ 791,818

The Health Plan operations are aligned in several insured products. The Company believes identifying the gross margin and medical loss ratio (“MLR”) calculation from each of these products is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Years Ended December 31,
	(in thousands)

	Commercial	Medicare	Medicaid	Total
2005
Revenues	$ 4,255,577	$ 676,349	$ 754,324	$ 5,686,250
Medical costs	3,338,944	542,928	638,415	4,520,287
Gross margin	$ 916,633	$ 133,421	$ 115,909	$ 1,165,963
MLR	78.5%	80.3%	84.6%	79.5%

2004
Revenues	$ 4,024,219	$ 564,779	$ 609,601	$ 5,198,599
Medical costs	3,182,732	470,611	532,552	4,185,895
Gross margin	$ 841,487	$ 94,168	$ 77,049	$ 1,012,704
MLR	79.1%	83.3%	87.4%	80.5%

2003
Revenues	$ 3,438,424	$ 480,258	$ 523,763	$ 4,442,445
Medical costs	2,746,236	402,688	458,365	3,607,289
Gross margin	$ 692,188	$ 77,570	$ 65,398	$ 835,156
MLR	79.9%	83.8%	87.5%	81.2%

First Health operations are aligned into two sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations. Revenue from the Company’s First Health sectors since the date of acquisition is as follows (in thousands):

Period Ended (1)
December 31, 2005
National Accounts	$ 141,283
Federal Employees Health Benefits Plan	204,678
Network Rental	89,442
Group Health Subtotal	435,403
Medicaid/Public Sector	183,197
Workers’ Compensation	193,714
Specialty Business Subtotal	376,911
Total First Health Revenue	$ 812,314

(1) January 28, 2005 acquisition date

O. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2005 and 2004. Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Operating revenues	$ 1,565,200	$ 1,652,957	$ 1,674,189	$ 1,718,900
Operating earnings	178,474	207,457	210,023	195,864
Earnings before income taxes	179,523	206,368	212,056	201,479
Net earnings	112,651	129,496	133,065	126,428
Basic earnings per share	0.75	0.81	0.83	0.79
Diluted earnings per share	0.73	0.79	0.81	0.77

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Operating revenues	$ 1,287,967	$ 1,310,006	$ 1,329,816	$ 1,384,180
Operating earnings	110,710	123,387	128,206	134,368
Earnings before income taxes	117,979	130,743	135,443	142,826
Net earnings	74,327	84,002	87,022	91,766
Basic earnings per share	0.56	0.64	0.66	0.69
Diluted earnings per share	0.55	0.62	0.64	0.67

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of First Health Group Corp. (“First Health”), which was acquired by the Company in a purchase business combination on January 28, 2005. Total assets, total revenues and total operating earnings of these operations represent approximately 14%, 12% and 23%, respectively, of the consolidated financial statements of the Company as of and for the year ended December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2005, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Excluding First Health, there have been no significant changes in our internal controls over the financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Coventry Health Care, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of First Health Group Corp., which is included in the 2005 consolidated financial statements of Coventry Health Care, Inc. Total assets, total revenues and total operating earnings of these operations represent approximately 14%, 12% and 23% respectively, of the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls of the First Health Group Corp., which was acquired by the Company in a purchase business combination on January 28, 2005. Our audit of internal control over financial reporting of Coventry Health Care, Inc. also did not include an evaluation of the internal control over financial reporting of First Health Group Corp.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Coventry Health Care, Inc., and our report dated March 3, 2006 expressed an unqualified opinion.

Ernst & Young LLP

Baltimore, Maryland

March 3, 2006

Item 9b: Other information

Not applicable

PART III

Item 10: Directors and Executive Officers of the Registrant.

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Financial Expert,” “Nomination of Board Members” and “Code of Ethics” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of our Company.”

Item 11: Executive Compensation.

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services.

The information set forth under the caption “Fees Paid to Independent Auditors” and “Audit Committee’s Pre-approval Policies and Procedures” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

2. Financial Statement Schedules

Schedule V - Valuation and Qualifying Accounts	S - 1

3. Exhibits Required To Be Filed By Item 601 Of Regulation S-K
Exhibit
No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of October 13, 2004, by and among Coventry Health Care, Inc., Coventry Merger Sub Inc. and First Health Group Corp. (Incorporated by reference to Exhibit 2.1 to Coventry's Current Report on Form 8-K dated October 14, 2004). (Pursuant to Item 601(b)(2) of the Securities and Exchange Commission omitted schedules provided upon request.)

3.1	Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Form S-4, Registration Statement No. 333-45821).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2.4 to the Company's Current Report on Form 8-K filed on November 10, 2004).

4.1	Specimen Common Stock Certificate.

4.2

Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to the Company's Form S-4, Registration Statement No. 333-83106).

4.3

Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to the Company's Form S-4, Registration Statement No. 333-83106).

4.4

Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.5

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

4.7

Form of Note for the 2015 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.8

Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

4.9

Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K dated January 28, 2005).

10.1

Transition and Retirement Agreement effective as of January 1, 2005, between Allen F. Wise and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 23, 2004 ).

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

10.7

Employment Agreement effective June 1, 2004, between Bernard J. Mansheim, M.D. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.7 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8

Employment Agreement effective as of January 1, 2005, between Francis S. Soistman and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 19, 2004).

10.9	Employment Agreement effective as of July 1, 2004, between Patrisha L. Davis and Coventry Health Care, Inc.

10.10	Employment Agreement effective as of January 31, 2005, between Harry Creasey and Coventry Health Care, Inc.

10.11	Non-Employee Director Compensation Schedule effective January 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 10, 2005).

10.12	Directors' Compensation Schedule effective March 3, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2005).

10.13	Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006.

10.14	Summary of Named Executive Officer Compensation.

10.15	1993 Stock Option Plan (as amended) (Incorporated by reference to Exhibit 10.8.4 attached to the Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.16

Coventry Corporation 1997 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.29 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17

Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.18

Coventry Health Care, Inc. 2004 Incentive Plan, effective June 3, 2004 (Incorporated by reference to Exhibit 10.17 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.19

Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.20

Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.21	Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement.

10.22	2004 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.20 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.23	2005 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.24

Special Incentive Plan effective as of January 1, 2005 among Thomas P. McDonough, James E. McGarry and the Company (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K filed on November 23, 2004).

10.25	2006 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K filed on January 12, 2006).

10.26	2003 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report, on Form 10-Q for the quarter ended June 30, 2003.

10.27	2004 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.26 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.28

Special Incentive Plan effective as of January 1, 2005 among Thomas P. McDonough and James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.29.1

Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.29.2

Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.30

Coventry Share Plan, as amended and restated, effective as of September 1, 2002 (Incorporated by reference to Exhibit 10.21 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.31

Credit Agreement dated June 30, 2005, by and among the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank and Wachovia Bank, National Association, as Documentation Agents, Lehman Commercial Paper Inc. and Bank of America, N.A., as Syndication Agents, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Coventry's Form 8-K filed on July 1, 2005).

14

Code of Business Conduct and Ethics adopted by the Board of Directors of the Company on February 20, 2003, as amended on March 3, 2005 (Incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed on March 8, 2005).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	March 8, 2006	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	March 8, 2006	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	March 8, 2006	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chairman of the Board and Director	March 8, 2006
Allen F. Wise
	By: /s/ Dale B. Wolf	Chief Executive Officer and Director	March 8, 2006
Dale B. Wolf
	By: /s/ John H. Austin, M.D.	Director	March 9, 2006
John H. Austin, M.D.
	By: /s/ Joel Ackerman	Director	March 8, 2006
Joel Ackerman
	By: /s/ L. Dale Crandall	Director	March 8, 2006
L. Dale Crandall
	By: /s/ Emerson D. Farley, Jr., M.D.	Director	March 8, 2006
Emerson D. Farley, Jr., M.D.
	By: /s/ Lawrence N. Kugelman	Director	March 8, 2006
Lawrence N. Kugelman
	By: /s/ Daniel N. Mendelson	Director	March 8, 2006
Daniel N. Mendelson
	By: ___________________________	Director
Rodman W. Moorhead, III
	By: /s/ Robert W. Morey	Director	March 8, 2006
Robert W. Morey
	By: /s/ Elizabeth E. Tallett	Director	March 8, 2006
Elizabeth E. Tallett
	By: /s/ Timothy T. Weglicki	Director	March 8, 2006
Timothy T. Weglicki

S-1

SCHEDULE V

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions Charged to	Deductions	Balance at
	Beginning of Period	Income Statement (1)	(Charge Offs) (1)	End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$ 875	$ 3,476	$ (768)	$ 3,583

Year ended December 31, 2004:
Allowance for doubtful accounts	$ 1,373	$ 2,993	$ (3,491)	$ 875

Year ended December 31, 2003:
Allowance for doubtful accounts	$ 2,885	$ 1,364	$ (2,876)	$ 1,373

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge-offs are charged against the allowance for doubtful accounts.

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit
4.1	Specimen Common Stock Certificate

10.9	Employment Agreement effective July 1, 2004, between Patrisha L. Davis and Coventry Health Care, Inc.

10.10	Employment Agreement effective January 31, 2005, between Harry Creasey and Coventry Health Care, Inc.

10.13	Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006

10.14	Summary of Named Executive Officer Compensation

10.21	Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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