Form 10-Q
period 2006-03-31
COVENTRY HEALTH CARE INC
filed 2006-05-10
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock $.01 Par Value	160,501,887

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$670,017	$391,646
Short-term investments	572,146	545,615
Accounts receivable, net	209,793	228,028
Other receivables, net	103,841	76,462
Deferred income taxes	55,755	57,666
Other current assets	32,304	26,285
Total current assets	1,643,856	1,325,702

Long-term investments	1,112,100	1,125,632
Property and equipment, net	336,304	351,427
Goodwill	1,629,301	1,612,390
Other intangible assets, net	415,003	419,352
Other long-term assets	117,617	60,669
Total assets	$5,254,181	$4,895,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,000,290	$752,774
Accounts payable and other accrued liabilities	421,957	442,785
Deferred revenue	215,553	64,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	1,647,800	1,270,227

Long-term debt	760,500	760,500
Other long-term liabilities	305,539	309,742
Total liabilities	2,713,839	2,340,469

Stockholders’ equity:
Common stock, $.01 par value; 200,000 authorized
186,646 issued and 160,501 outstanding in 2006
186,253 issued and 162,717 outstanding in 2005	1,866	1,863
Treasury stock, at cost; 26,145 in 2006; 23,536 in 2005	(453,083)	(299,001)
Additional paid-in capital	1,492,198	1,468,176
Accumulated other comprehensive loss	(9,028)	(3,743)
Retained earnings	1,508,389	1,387,408
Total stockholders’ equity	2,540,342	2,554,703
Total liabilities and stockholders’ equity	$5,254,181	$4,895,172

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended March 31,
	2006	2005
Operating revenues:
Managed care premiums	$1,716,322	$1,401,371
Management services	222,395	163,829
Total operating revenues	1,938,717	1,565,200

Operating expenses:
Medical costs	1,401,054	1,119,149
Selling, general and administrative	328,228	251,737
Depreciation and amortization	26,716	15,840
Total operating expenses	1,755,998	1,386,726

Operating earnings	182,719	178,474

Interest expense	12,906	12,908
Other income, net	22,985	13,957

Earnings before income taxes	192,798	179,523

Provision for income taxes	71,817	66,872

Net earnings	$120,981	$112,651

Net earnings per share:
Basic earnings per share	$0.76	$0.75
Diluted earnings per share	$0.74	$0.73

Weighted average common shares outstanding:
Basic	160,029	151,130
Effect of dilutive options and restricted stock	3,315	3,817
Diluted	163,344	154,947

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended March 31,
	2006	2005
Net cash from operating activities	$490,573	$217,265

Cash flows from investing activities:
Capital expenditures, net	(26,760)	(15,710)
Proceeds from sales of investments	418,505	78,134
Proceeds from maturities of investments	104,376	110,813
Purchases of investments	(540,203)	(273,186)
Payments for acquisitions, net of cash acquired	(25,938)	(863,454)
Net cash from investing activities	(70,020)	(963,403)

Cash flows from financing activities:
Proceeds from issuance of stock	5,163	4,322
Payments for repurchase of stock	(154,106)	-
Excess tax benefit from stock compensation	6,761	-
Proceeds from issuance of debt, net	-	850,145
Payments for retirement of debt	-	(207,500)
Net cash from financing activities	(142,182)	646,967

Net change in cash and cash equivalents	278,371	(99,171)

Cash and cash equivalents at beginning of period	391,646	417,636
Cash and cash equivalents at end of period	$670,017	$318,465

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2005.

B.	SIGNIFICANT ACCOUNTING POLICIES

Medicare Part D - The Medicare Part D program, which gives beneficiaries access to prescription drug coverage, took effect January 1, 2006. Coventry has been awarded contracts by the Centers for Medicare & Medicaid Services (“CMS”) to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency. Payments from CMS under these contracts include amounts for premiums, amounts for risk corridor adjustments and amounts for reinsurance and low-income cost subsidies.

We recognize premium revenue ratably over the contract period for providing insurance coverage. Regarding the CMS risk corridor provision, an estimated risk sharing receivable or payable is recognized based on activity-to-date. Receipt and payment activity for CMS risk sharing is accumulated at the contract level and recorded to the balance sheet in other long-term assets or long-term liabilities depending on the net contract balance at the end of the reporting period. Costs for covered prescription drugs are expensed as incurred.

Subsidy amounts received for reinsurance and for cost sharing related to low income individuals are recorded as a liability and will offset medical costs when paid. We do not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program.

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed at the end of the contract year.

C.	ACQUISITIONS

Effective January 28, 2005, the Company completed the acquisition of First Health. The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $17.9 million has been paid; estimated costs for exiting certain leased building space of $10.0 million, of which $ 2.8 million has been paid; and other transition cost accruals of which substantially all has been paid.

Effective January 1, 2006, the Company completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages Preferred Drug Lists (“PDL”) and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in the Company’s consolidated financial statements since the date of acquisition.

D.	DEBT

The Company’s senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, restricting sales of assets above a certain threshold and consolidations or mergers in the context of a change in control. The Company has complied with all ratios and covenants under the senior notes and credit facilities.

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

F.	STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the fair value of awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are included in operating expenses over the vesting period during which an employee provides service in exchange for the award. In accordance with the modified prospective method, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

As a result of adopting SFAS 123R, the Company recorded $6.4 million of compensation expense related to stock options, or $4.0 million after-tax, in its statement of operations for the three months ended March 31, 2006. As required in prior years under APB No. 25, the Company recognized forfeitures related to stock awards as they occurred. SFAS 123R requires an entity to estimate expected forfeitures at the grant date. As a result, the Company recorded a favorable $.5 million ($.3 million after tax) cumulative effect of a change in accounting principle upon the adoption of SFAS 123R as it relates to estimated forfeitures. This one time benefit applies to compensation cost recognized in prior periods for awards that are unvested on the adoption date and represents an estimate of the number of outstanding instruments upon adoption of SFAS 123R for which the requisite service is not expected to be rendered. The net increase of SFAS 123R for stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006. In accordance with SFAS 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

In accordance with SFAS 123R, for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $6.8 million for the three months ended March 31, 2006. Such benefits were $12.5 million for the three months ended March 31, 2005 and are presented as a component of operating cash flows.

Stock Options

As of March 31, 2006, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards.

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At March 31, 2006, the Stock Incentive Plan had outstanding options representing 10.1 million shares of common stock.

The Black-Scholes-Merton weighted-average value of options granted during the quarter ended March 31, 2006 and 2005, was $18.75 and $13.68 per share, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005 was $17.4 million and $32.8 million, respectively. As of March 31, 2006, there was $60.6 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares	Weighted-Average	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Options outstanding, January 1, 2006	10,511	$ 29.52
Options granted	66	58.05
Options exercised	(384)	12.54
Options cancelled and expired	(95)	43.99

Options outstanding, March 31, 2006	10,098	30.24	$ 240,236

Options exercisable at March 31, 2006	3,105	$ 16.00	$ 117,895

The Company has elected to continue to use the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The following weighted-average assumptions were used for option grants during the three months ended March 31:

	2006	2005
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	4.2%
Expected volatility	33.0%	33.0%
Expected life (in years)	4.0	5.0

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The expected volatility was estimated based upon a blend of the implied volatility of the Company’s tradeable options and the historical volatility of the Company’s share price. The expected life was estimated based upon exercise experience of option grants made in the past to Company employees.

Information with respect to stock options outstanding and stock options exercisable at March 31, 2006 was as follows:

Options Outstanding (in thousands)				Options Exercisable (in thousands)
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	3/31/2006	Contractual Life	Exercise Price	3/31/2006	Exercise Price

$2.22 - $19.30	3,167	5.4	$ 11.92	2,134	$ 8.77
$19.91 - $31.80	548	8.2	$ 26.34	151	$ 26.25
$32.46 - $32.46	3,120	8.2	$ 32.46	727	$ 32.46
$32.60 - $60.16	3,263	9.2	$ 46.55	93	$ 36.56

$2.22 - $60.16	10,098	7.6	$ 30.24	3,105	$ 16.00

Restricted Stock Awards

The fair value of the restricted shares is amortized over various vesting periods through 2010. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.2 million and $4.6 million during the three months ended March 31, 2006 and 2005, respectively. The total unrecognized compensation cost related to the restricted stock was $50.7 million at March 31, 2006, and is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the quarter ended March 31, 2006, was $1.6 million. There were no shares vested during the prior year quarter.

The following table summarizes restricted stock award activity for the three months ended March 31, 2006:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share
Nonvested, January 1, 2006	1,769	$ 38.96
Granted	25	58.21
Vested	(26)	42.49
Forfeited	(24)	48.02
Nonvested, March 31, 2006	1,744	$ 39.11

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per common share (“EPS”) as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the quarter ended March 31, 2005 (in millions, except per share amounts):

Quarter Ended
March 31, 2005
Net earnings, as reported	$ 112,651

Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	2,891

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(6,140)

Net earnings, pro-forma	$ 109,402

EPS, basic - as reported	$ 0.75
EPS, basic - pro-forma	$ 0.73

EPS, diluted - as reported	$ 0.73
EPS, diluted - pro-forma	$ 0.71

G.	SHARE REPURCHASE PROGRAM

In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares to 22.2 million shares in total. Under the share repurchase program, the Company purchased 2.6 million shares of the Company’s common stock during the first quarter of 2006 at an aggregate cost of $153.5 million. As of March 31, 2006, the total remaining common shares the Company is authorized to repurchase under this program is 8.2 million.

H.	SEGMENT INFORMATION

The Company has two reportable segments: Health Plans and First Health. The Health Plans segment provides Commercial, Medicare Advantage, Medicaid and Medicare Part D products to a cross section of employer groups and individuals. The First Health segment is a collection of health benefits services companies that serve the Group Health and Specialty sectors.

The table below summarizes the Company’s reportable segments (in thousands). “Other” represents the elimination of fees charged between segments. In the near term, depreciation and amortization is separately identifiable to each segment and is included in the total operating expenses for each segment in the table below. However, we expect our information technology and customer service departments in each segment to consolidate, and thereafter depreciation and amortization related to their operations will no longer be separately identifiable by segment. First Health includes results since January 28, 2005, the date of acquisition. Disclosure of total assets by reportable segment has not been disclosed, as they are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended March 31, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$1,696,496	$19,826	$-	$1,716,322
Management services	30,576	193,451	(1,632)	222,395
Total operating revenues	1,727,072	213,277	(1,632)	1,938,717

Total operating expenses	1,588,809	168,821	(1,632)	1,755,998

Operating earnings	$138,263	$44,456	$-	$182,719

	Quarter Ended March 31, 2005
	Health	First
	Plans	Health (1)	Other	Total
Operating Revenue:
Managed care premiums	$1,394,439	$6,932	$-	$1,401,371
Management services	28,892	134,937	-	163,829
Total operating revenues	1,423,331	141,869	-	1,565,200

Total operating expenses	1,276,635	110,091	-	1,386,726

Operating earnings	$146,696	$31,778	$-	$178,474

(1) Includes results since January 28, 2005, the acquisition date

The Health Plan operations are aligned in several insured products. The Company believes identifying the gross margin and medical loss ratio (“MLR”) calculation from each of these products is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarters Ended March 31,
		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 1,127,278	$ 199,431	$ 189,173	$ 180,614	$ 1,696,496
Medical costs	888,886	163,241	158,628	177,059	1,387,814
Gross margin	$ 238,392	$ 36,190	$ 30,545	$ 3,555	$ 308,682
MLR	78.9%	81.9%	83.9%	98.0%	81.8%
2005
Revenues	$ 1,036,720	$ 167,803	$ 189,916	$ -	$ 1,394,439
Medical costs	816,637	137,946	158,398	-	1,112,981
Gross margin	$ 220,083	$ 29,857	$ 31,518	$ -	$ 281,458
MLR	78.8%	82.2%	83.4%	0.0%	79.8%
(1) Represents the Medicare Part D Prescription Drug Plan and excludes the health plan Medicare Advantage business.

The First Health operations are aligned into two sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarter Ended	Period Ended (1)
	March 31, 2006	March 31, 2005
National Accounts	$ 32,808	$ 26,595
Federal Employees Health Benefits Plan	53,420	30,295
Network Rental	31,897	17,836
Group Health Sector Subtotal	118,125	74,726
Medicaid/Public Sector	43,727	30,727
Workers' Compensation	51,425	36,416
Specialty Business Sector Subtotal	95,152	67,143
Total First Health Revenue	$ 213,277	$ 141,869

(1) Includes results since January 28, 2005, the acquisition date.

I.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2006	2005
Net earnings	$120,981	$112,651
Other comprehensive loss:
Holding loss	(8,900)	(14,547)
Reclassification adjustment	236	206
Sub-total	(8,664)	(14,341)
Tax benefit	3,379	5,594
Comprehensive income	$115,696	$103,904

The unrealized loss on the Company’s investment portfolio for the first quarter of 2006 was primary a result of an increasing interest rate environment during the first quarter of 2006.

J.	OTHER

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. During the three months ended March 31, 2006 and 2005, options to purchase 2.7 million and 0.1 million shares, respectively, were excluded from the computation of diluted earnings per share because the options were anti-dilutive.

K.	SUBSEQUENT EVENTS

In May 2006, the Company repurchased 1.0 million shares of the Company’s common stock at an aggregate cost of $48.8 million. Including the 1.0 million shares repurchased in May 2006, the total remaining common shares the Company is authorized to repurchase under the share repurchase program is 7.2 million.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2006 and 2005

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2005, and Part II, Item 1A, “Risk Factors” of this Form 10–Q. Actual operations and results may differ materially from those expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2005, including the critical accounting policies discussed therein.

Highlights of First Quarter 2006 Performance

•	Health Plan membership increased 4.2% over the prior year quarter, excluding the new Medicare Part D business.
•	Revenue increased 23.9% over the prior year quarter.
•	Selling, general and administrative expenses were 16.9% of operating revenue.
•	Operating margin of 9.4% decreased 200 basis points over the prior year quarter (primarily due to the implementation of Medicare Part D).
•	Diluted earning per share increased to $0.74 from $0.73 in the prior year quarter.

Acquisition

Effective January 1, 2006, the Company completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages Preferred Drug Lists (“PDL”) and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in the Company’s consolidated financial statements since the date of acquisition.

Membership

The following tables present our Health Plan membership as of March 31, 2006 and 2005 (amounts in thousands).

	March 31,	March 31,
	2006	2005

Health Plan Membership By Market
Delaware	134	101
Georgia	84	70
Illinois	100	86
Iowa	69	64
Kansas City	212	209
Louisiana	59	76
Michigan	60	63
Nebraska	63	47
North Carolina	126	118
Pennsylvania	716	723
St. Louis	447	451
Utah	214	195
Virginia	181	170
West Virginia	86	76
Total Health Plans	2,551	2,449

Membership By Product:

Fully-Insured
Commercial	1,474	1,429
Medicare Advantage	80	73
Medicaid	385	403
Total Fully Insured	1,939	1,905

Administrative Services Only	612	544

Total Health Plan Membership	2,551	2,449

Medicare Part D Membership	529	-

Commercial membership increased over the prior year first quarter due to strong sales and retention during 2005. These membership gains were partially offset by a few large groups changing from a risk product to a non-risk product and the expected loss of commercial insured members in our Louisiana operations during the fourth quarter of 2005 and the first quarter of 2006, primarily due to Hurricane Katrina.

Medicaid membership decreased primarily as a result of changes in the eligibility requirements for Medicaid beneficiaries throughout the Missouri market. These losses were offset by Medicaid member growth in our West Virginia market.

The increase in non-risk membership was attributable to a few large groups changing from a risk product to a non-risk product as well as from additional organic growth in various markets.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2006.

	Quarters Ended March 31,		Increase
	2006	2005	(Decrease)
Consolidated Business (in thousands, except EPS)
Total operating revenues	$ 1,938,717	$ 1,565,200	23.9%
Operating earnings	$ 182,719	$ 178,474	2.4%
Operating earnings as a percentage of revenue	9.4%	11.4%	(2.0%)
Net earnings	$ 120,981	$ 112,651	7.4%
Diluted earnings per share	$ 0.74	$ 0.73	1.4%
Selling, general and administrative as a percentage of revenue	16.9%	16.1%	0.8%

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$ 255.96	$ 242.10	5.7%
Medicare Advantage	$ 836.00	$ 768.60	8.8%
Medicaid	$ 163.16	$ 157.46	3.6%
Medicare Part D (as reported)	$ 125.82	n/a	n/a
Medicare Part D (adjusted for risk sharing & quota sharing)	$ 100.36	n/a	n/a
Medical Costs (per member per month):
Commercial	$ 201.83	$ 190.71	5.8%
Medicare Advantage	$ 684.29	$ 631.85	8.3%
Medicaid	$ 136.81	$ 131.33	4.2%
Medicare Part D	$ 123.34	n/a	n/a
Medical Loss Ratios:
Commercial	78.9%	78.8%	0.1%
Medicare Advantage	81.9%	82.2%	(0.3%)
Medicaid	83.9%	83.4%	0.5%

Total	79.9%	79.8%	0.1%

Medicare Part D	98.0%	n/a	n/a
Administrative Statistics:
Selling, general and administrative as a percentage of revenue	11.3%	11.2%	0.1%
Days in medical liabilities (1)	55.2	54.0	1.2

First Health Business (2)
Membership:
National Accounts
On-going accounts	498,000	733,000
Run-out (3)	170,000	73,000

Total National Accounts	668,000	806,000
Mail Handlers	424,000	483,000
Revenue by product lines (in thousands)
National Accounts	$ 32,808	$ 26,595
Federal Employees Health Benefit Plan	53,420	30,295
Network Rental	31,897	17,836

Group Health Subtotal	118,125	74,726

Medicaid/Public Sector	43,727	30,727
Workers' Compensation	51,425	36,416

Specialty Business Subtotal	95,152	67,143

Total First Health Revenues	$ 213,277	$ 141,869

Administrative Statistics:
Selling, general and administrative as a percentage of revenue	63.2%	65.3%

1) Excludes Medicare Part D.
2) Results of Operations include First Health since January 28, 2005, the date of acquisition.
3) Company is still providing services to terminated customers.

          Quarters Ended March 31, 2006 and 2005

Managed care premium revenue in total increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $180.6 million of managed care premium revenue this quarter which includes $51.0 million attributable to the estimation of CMS Risk Sharing payments. This risk sharing revenue represents the amount we would receive from CMS if we settled with CMS as of the end of the first quarter. We expect the Medicare Part D program to be profitable on a full year basis and, as a result, expect that the risk-sharing revenue will reverse itself later in the year and eventually be insignificant as of year end.

Additionally, we have quota share reinsurance arrangements with two of our distribution partners. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $14.4 million for the first quarter. This amount is excluded from the $180.6 million of reported Medicare Part D revenue. Excluding the CMS risk sharing revenue and before subtracting the quota share ceded revenue, the Premium yield for Medicare part D business was $100.36. Adjusting for these amounts when reviewing the premium yield for Medicare Part D business is useful to understand the results of the business.

Commercial premium yields increased as a result of rate increases that occurred throughout all markets. Rate increases on renewing business were in excess of 8% although reported commercial premium yields were lower than this due to a mix change in the types of plans being purchased in the new business arena; the types of plans being selected by renewing members when they have a choice among multiple options and the termination of certain large groups which had high costs and high premium yields (e.g. within our New Orleans market). Medicare Advantage premium yields increased as a result of the rate increases from the annual Competitive Bid filings. Medicaid premium yields increased as a result of a rate increase effective January 1, 2006 in Missouri, our largest Medicaid market.

Management services revenue increased as a result of reporting a full quarter of First Health results in 2006. First Health was acquired on January 28, 2005 and therefore only results from January 28, 2005 through March 31, 2005 are included in our results of operations. This increase is offset partially by a reduction of First health fee-based revenue as a result of the implementation of the Medicare Part D program.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $177.1 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue has remained very consistent with the prior year quarter at an increase of just 0.1%.

Selling, general and administrative expense increased as a result of reporting a full quarter of First Health results in 2006, costs related to the new Medicare Part D business in 2006 and recognizing stock option expense related to the adoption of SFAS 123(R).

Depreciation and amortization increased as a result of reporting a full quarter of First Health results in 2006 and as a result of an increase in property and equipment over the past twelve months, primarily computer equipment and software related to our First Health business.

Other income increased as a result of a larger investment portfolio and a rise in interest rates over the last twelve months.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate remained consistent with the prior year quarter.

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, the effects of Hurricane Katrina affected our local Louisiana Health Plan. In the first quarter of 2006, our Louisiana Health Plan is back to more normal operating protocols and is operating as a profitable, but smaller, business.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.2 years as of March 31, 2006. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $56.3 million restricted under state regulations, increased $284.5 million to $2.3 billion at March 31, 2006 from $2.0 billion at December 31, 2005.

We have classified all of our investments as available–for–sale. Our investments at March 31, 2006 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of March 31, 2006	Cost	Value
Maturities:
Within 1 year	$632,363	$631,799
1 to 5 years	407,047	400,293
5 to 10 years	255,424	253,272
Over 10 years	351,385	346,055
	$1,646,219	1,631,419
Equity investment		52,827
		$1,684,246

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2005, and Part II, Item 1A, “Risk Factors” of this Form 10–Q for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and any other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities is primarily driven by an additional monthly payment received from CMS in the quarter, net earnings and the new Medicare Part D business. We received four monthly CMS payments in the first quarter instead of the normal three. The additional CMS receipt totaled $169 million; $104 million related to the Medicare Part D business and $65 million related to our Medicare Advantage business. Total cash flows from Medicare Part D, including the additional CMS payment attributable to Medicare Part D, totaled $185.3 million. This amount included a net receipt of large claim reinsurance subsidies from CMS of approximately $71.9 million. The receipt of these subsidies is mostly steady throughout the year but claim payments related to these subsidies are weighted toward the latter part of the year. Deferred revenue unrelated to the additional CMS payment increased during the quarter as a result of strong collections in the quarter. Accounts receivable decreased in the quarter, also as a result of the strong collections. Other receivables increased primarily as a result of pharmacy rebate receivables recorded related to the Medicare Part D business. Cash flow from operating activities has improved over the prior year quarter as a result of the additional CMS receipt discussed above, the new Medicare Part D business and higher earnings.

Net cash flow used for investing activities for the quarter ended March 31, 2006 decreased as compared to the prior year quarter primarily due to the acquisition payment made for First Health in the prior year quarter. The current year quarter includes non-recurring payments made for the Provider Synergies acquisition and software license payments.

Projected capital expenditures in 2006 of approximately $65-$75 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems.

In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares to 22.2 million shares in total. Under the share repurchase program, the Company purchased 2.6 million shares of the Company’s common stock during the first quarter of 2006 at an aggregate cost of $153.5 million. In addition, in May 2006, the Company repurchased 1.0 million shares of the Company’s common stock at an aggregate cost of $48.8 million. As of the date of this filing, including the 1.0 million shares repurchased in May 2006, the total remaining common shares the Company is authorized to repurchase under this program is 7.2 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the quarter ended March 31, 2006, we received $21.5 million in dividends from our regulated subsidiaries.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2006 and December 31, 2005 (in millions, except percentage data):

	March 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
Regulated capital and surplus	$956.1	$898.5
300% of RBC	$555.3	$555.4
Excess capital and surplus above 300% of RBC	$400.8	$343.1
Capital and surplus as percentage of RBC	517%	485%
Statutory deposits	$56.3	$49.4

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings during the quarter partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $254.6 million and $347.2 million at March 31, 2006 and December 31, 2005, respectively. The decline was primarily due to the share repurchases discussed previously offset, in part, by dividends received by our regulated subsidiaries.

2006 Outlook

The Medicare Part D program is new in 2006 and because of the benefit plan design of the Medicare Part D program, the first quarter results are not indicative of what the annual results will be. While our risk revenue stream throughout 2006 will be level, the benefit plan design of the Medicare Part D program will not produce a level pattern of claim cost during 2006. It will produce a higher level of claim costs at the beginning of the year, with declining claim costs for the rest of the year.

Consequently, the first quarter results included a loss of $0.06 per diluted share for the Medicare Part D program. We estimate a smaller loss in the second quarter of 2006, and increasing profits in the third and fourth quarters of 2006. The final result is anticipated to be a gain for the year of $0.08 per diluted share.

We expect Medicare Part D membership of 600,000 to 800,000 members by December 31, 2006.

Other

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Mail Handlers Benefit Plan (the “Plan”) expenses after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of March 31, 2006 are sufficient to cover the Plan expenses.

Legal Proceedings

Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures of Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures of Market Risk” contained in our Annual Report on Form 10–K for the year ended December 31, 2005.

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10–K for the fiscal year ended December 31, 2005.

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

On January 28, 2005, the Company completed its acquisition of First Health Group Corp. (“First Health”). We continue to modify and evaluate additional processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in the Company’s 2006 Annual Report on Form 10-K. For the three months ended March 31, 2006, First Health’s total assets, total revenues and total operating earnings represent approximately 12.8%, 11.0% and 24.3%, respectively, of the consolidated financial statements of the Company.

Excluding First Health, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by certain risk factors. Further, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our Form 10-K for the year ended December 31, 2005. Below is an additional risk factor that should be considered.

We contract with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals. While we believe we have adequately reviewed our assumptions regarding the Medicare Part D program, our actual results may differ from our assumptions. Risks associated with the Medicare prescription drug plans include:

•	an increase in the cost of pharmaceuticals;
•	inability to receive and process information;
•	higher than expected utilization;
•	potential uncollectability of receivables;
•	new mandated benefits or other regulatory changes that increase our costs; and
•	other unforeseen occurrences.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended March 31, 2006 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

January 1-31, 2006	-	$-	-	2,634
February 1-28, 2006	2,600	$59.04	2,600	8,169
March 1-31, 2006	10	$59.45	-	8,169

Totals	2,610	$59.04	2,600	8,169

(1)     Includes an aggregate of (i) 2,600 shares acquired in open-market purchases under the share repurchase authority discussed in the following footnote and (ii) 10 shares purchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations.

(2)     These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In February 2006, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8,135 thousand shares. As of March 31, 2006, the program authorized 22.2 million shares to be repurchased and does not have an expiration date.

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

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	May 10, 2006	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	May 10, 2006	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 10, 2006	By: /s/ John J. Ruhlmann
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