Form 10-Q
period 2006-06-30
COVENTRY HEALTH CARE INC
filed 2006-08-09
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock $.01 Par Value	158,897,580

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$904,004	$391,646
Short-term investments	399,142	545,615
Accounts receivable, net	200,029	228,028
Other receivables, net	179,665	76,462
Deferred income taxes	53,283	57,666
Other current assets	23,308	26,285
Total current assets	1,759,431	1,325,702

Long-term investments	1,094,703	1,125,632
Property and equipment, net	325,799	351,427
Goodwill	1,628,784	1,612,390
Other intangible assets, net	406,237	419,352
Other long-term assets	69,789	60,669
Total assets	$5,284,743	$4,895,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,050,349	$752,774
Accounts payable and other accrued liabilities	374,530	442,785
Deferred revenue	206,738	64,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	1,641,617	1,270,227

Long-term debt	750,500	760,500
Other long-term liabilities	302,773	309,742
Total liabilities	2,694,890	2,340,469

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
187,087 issued and 158,895 outstanding in 2006
186,253 issued and 162,717 outstanding in 2005	1,871	1,863
Treasury stock, at cost; 28,192 in 2006; 23,536 in 2005	(564,047)	(299,001)
Additional paid-in capital	1,520,779	1,468,176
Accumulated other comprehensive loss	(12,593)	(3,743)
Retained earnings	1,643,843	1,387,408
Total stockholders’ equity	2,589,853	2,554,703
Total liabilities and stockholders’ equity	$5,284,743	$4,895,172

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended June 30,		Six Month Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Managed care premiums	$1,721,137	$1,410,549	$3,437,459	$2,811,920
Management services	223,772	242,408	446,167	406,237
Total operating revenues	1,944,909	1,652,957	3,883,626	3,218,157

Operating expenses:
Medical costs	1,376,396	1,128,682	2,777,450	2,247,831
Selling, general and administrative	333,290	294,885	661,518	546,622
Depreciation and amortization	28,635	21,933	55,350	37,773
Total operating expenses	1,738,321	1,445,500	3,494,318	2,832,226

Operating earnings	206,588	207,457	389,308	385,931

Interest expense	13,248	19,673	26,165	32,581
Other income, net	24,082	18,584	47,076	32,541

Earnings before income taxes	217,422	206,368	410,219	385,891

Provision for income taxes	81,968	76,872	153,785	143,744

Net earnings	$135,454	$129,496	$256,434	$242,147

Net earnings per share:
Basic earnings per share	$0.86	$0.81	$1.61	$1.56
Diluted earnings per share	$0.84	$0.79	$1.58	$1.52

Weighted average common shares outstanding:
Basic	158,383	159,422	159,202	155,299
Effect of dilutive options and restricted stock	2,959	3,893	3,136	3,855
Diluted	161,342	163,315	162,338	159,154

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Net cash from operating activities	$661,419	$441,703

Cash flows from investing activities:
Capital expenditures, net	(40,120)	(25,547)
Proceeds from sales of investments	814,351	319,717
Proceeds from maturities of investments	202,626	240,104
Purchases of investments	(845,926)	(452,676)
Payments for acquisitions, net of cash acquired	(31,674)	(868,860)
Net cash from investing activities	99,257	(787,262)

Cash flows from financing activities:
Proceeds from issuance of stock	13,851	11,678
Payments for repurchase of stock	(268,634)	(14,386)
Excess tax benefit from stock compensation	16,465	-
Proceeds from issuance of debt, net	-	1,066,495
Payments for retirement of debt	(10,000)	(565,000)
Net cash from financing activities	(248,318)	498,787

Net change in cash and cash equivalents	512,358	153,228

Cash and cash equivalents at beginning of period	391,646	417,636
Cash and cash equivalents at end of period	$904,004	$570,864

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2005.

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

We recognize premium revenue ratably over the contract period for providing insurance coverage. Regarding the CMS risk corridor provision, an estimated risk sharing receivable or payable is recognized based on activity-to-date. Activity for CMS risk sharing is accumulated at the contract level and recorded to the balance sheet in other receivables or other accrued liabilities depending on the net contract balance at the end of the reporting period. Costs for covered prescription drugs are expensed as incurred.

Subsidy amounts received for reinsurance and for cost sharing related to low income individuals are recorded in medical liabilities and will offset medical costs when paid. We do not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program.

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed following the end of the contract year.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of adopting FIN 48 on its consolidated financial position and results of operations.

C.	ACQUISITIONS

Effective January 28, 2005, the Company completed the acquisition of First Health. The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $23.0 million has been paid; estimated costs for exiting certain leased building space of $10.0 million, of which $ 3.5 million has been paid; and other transition cost accruals of which substantially all has been paid.

Effective January 1, 2006, the Company completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages Preferred Drug Lists (“PDL”) and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

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

The Company is a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint included state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court dismissed several of the state law claims and ordered all physicians who had an arbitration provision in their provider contracts to submit their direct RICO claims and their remaining state law claims to arbitration. As a consequence of this ruling, the plaintiffs who had arbitration provisions voluntarily dismissed their claims that were subject to arbitration. In its order, the trial court also held that the plaintiffs’ claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO were not subject to arbitration. The trial court then certified various subclasses of plaintiffs with respect to these two federal law claims.

Seven defendants have entered into settlement agreements with the plaintiffs, which have received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of the Company. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs have filed a Notice of Appeal of the trial court’s summary judgment order with the Eleventh Circuit Court of Appeals. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although the Company can not predict the outcome, management believes that the Shane and the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

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

As a result of adopting SFAS 123R, the Company recorded $7.3 million and $13.7 million of compensation expense related to stock options, or $4.5 million and $8.5 million after-tax, in its statement of operations for the three and six months ended June 30, 2006, respectively. As required in prior years under APB No. 25, the Company recognized forfeitures related to stock awards as they occurred. SFAS 123R requires an entity to estimate expected forfeitures at the grant date. As a result, the Company recorded a favorable $.5 million ($.3 million after tax) cumulative effect of a change in accounting principle upon the adoption of SFAS 123R as it relates to estimated forfeitures. This one time benefit applies to compensation cost recognized in prior periods for awards that are unvested on the adoption date and represents an estimate of the number of outstanding instruments upon adoption of SFAS 123R for which the requisite service is not expected to be rendered. The net increase of SFAS 123R for stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.05 for the three and six months ended June 30, 2006, respectively. In accordance with SFAS 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

In accordance with SFAS 123R, for the period beginning January 1, 2006, excess tax benefits from stock awards are presented as financing cash flows. The excess tax benefits totaled $16.5 million for the six months ended June 30, 2006. Such benefits were $26.6 million for the six months ended June 30, 2005 and are presented as a component of operating cash flows.

As of June 30, 2006, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. In May 2006, the Stock Incentive Plan was amended to increase the number of shares authorized for issuance by an additional 9.0 million shares. Shares available for issuance under the Stock Incentive Plan were 9.9 million as of June 30, 2006.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At June 30, 2006, the Stock Incentive Plan had outstanding options representing 11.9 million shares of common stock.

The Black-Scholes-Merton weighted-average value of options granted was $17.51 and $15.00 per share for the quarters ended June 30, 2006 and 2005, respectively, and $17.55 and $14.88 per share for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $14.7 million and $16.2 million for the quarters ended June 30, 2006 and 2005, respectively, and $32.1 million and $49.0 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $86.7 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Options outstanding, January 1, 2006	10,511	$ 29.52
Options granted	2,390	$ 51.50
Options exercised	(819)	$ 16.24
Options cancelled and expired	(178)	$ 41.83
Options outstanding, June 30, 2006	11,904	$ 34.67	$ 241,697
Options exercisable at June 30, 2006	4,765	$ 23.17	$ 151,413

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

The following weighted-average assumptions were used for option grants:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	3.8%	4.9%	3.8%
Expected volatility	34.1%	32.0%	34.0%	32.1%
Expected life (in years)	4.0	4.1	4.0	4.2

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

Information with respect to stock options outstanding and stock options exercisable at June 30, 2006 was as follows:

Options Outstanding (in thousands)				Options Exercisable (in thousands)
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	6/30/2006	Contractual Life	Exercise Price	6/30/2006	Exercise Price

$ 2.22 - $19.30	2,852	5.0	$ 11.61	2,419	$ 10.39
$19.30 - $31.80	506	8.0	$ 26.78	151	$ 26.25
$32.46 - $32.46	3,059	8.0	$ 32.46	1,470	$ 32.46
$32.60 - $59.01	5,487	9.3	$ 48.61	725	$ 46.28
$ 2.22 - $59.01	11,904	7.9	$ 34.67	4,765	$ 23.17

Restricted Stock Awards

The fair value of the restricted shares is amortized over various vesting periods through 2010. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.4 million and $5.1 million for the quarters ended June 30, 2006 and 2005, respectively, and $12.6 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively. The total unrecognized compensation cost related to the restricted stock was $53.9 million at June 30, 2006, and is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $33.3 million and $ 34.7 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2006:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share
Nonvested, January 1, 2006	1,769	$ 38.96
Granted	229	$ 52.04
Vested	(635)	$ 32.72
Forfeited	(46)	$ 46.70
Nonvested, June 30, 2006	1,317	$ 44.02

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per common share (“EPS”) as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months and six months ended June 30, 2005 (in millions, except per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$ 129,496	$ 242,147

Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	3,172	6,063

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(6,661)	(12,805)

Net earnings, pro-forma	$ 126,007	$ 235,405

EPS, basic - as reported	$ 0.81	$ 1.56
EPS, basic - pro-forma	$ 0.79	$ 1.51

EPS, diluted - as reported	$ 0.79	$ 1.52
EPS, diluted - pro-forma	$ 0.77	$ 1.48

G.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s outstanding common stock, thus increasing the Company’s repurchase authorization by 8.1 million shares. Under the share repurchase program, the Company purchased 4.6 million shares of the Company’s common stock during the six months ended June 30, 2006, at an aggregate cost of $256.1 million. As of June 30, 2006, the total remaining common shares the Company is authorized to repurchase under this program is 6.2 million.

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

	Quarter Ended June 30, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$1,700,735	$20,402	$-	$1,721,137
Management services	30,799	194,613	(1,640)	223,772
Total operating revenues	1,731,534	215,015	(1,640)	1,944,909

Total operating expenses	1,564,151	175,810	(1,640)	1,738,321

Operating earnings	$167,383	$39,205	$-	$206,588

	Quarter Ended June 30, 2005
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$1,400,002	$10,547	$-	$1,410,549
Management services	30,833	214,020	(2,445)	242,408
Total operating revenues	1,430,835	224,567	(2,445)	1,652,957

Total operating expenses	1,281,051	166,894	(2,445)	1,445,500

Operating earnings	$149,784	$57,673	$-	$207,457

	Six Months Ended June 30, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$3,397,231	$40,228	$-	$3,437,459
Management services	61,374	388,064	(3,271)	446,167
Total operating revenues	3,458,605	428,292	(3,271)	3,883,626

Total operating expenses	3,152,959	344,630	(3,271)	3,494,318

Operating earnings	$305,646	$83,662	$-	$389,308

	Six Months Ended June 30, 2005
	Health	First
	Plans	Health (1)	Other	Total
Operating Revenue:
Managed care premiums	$2,794,441	$17,479	$-	$2,811,920
Management services	59,725	348,957	(2,445)	406,237
Total operating revenues	2,854,166	366,436	(2,445)	3,218,157

Total operating expenses	2,557,686	276,985	(2,445)	2,832,226

Operating earnings	$296,480	$89,451	$-	$385,931

(1) Includes results since January 28, 2005, the date of acquisition

The Health Plan operations are aligned in several insured products. The Company believes identifying the gross margin and medical loss ratio (“MLR”) calculation from each of these products is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarters Ended June 30,
		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 1,133,892	$ 202,006	$ 190,108	$ 174,729	$ 1,700,735
Medical costs	875,023	160,634	163,430	163,571	1,362,658
Gross margin	$ 258,869	$ 41,372	$ 26,678	$ 11,158	$ 338,077
MLR	77.2%	79.5%	86.0%	93.6%	80.1%

2005
Revenues	$ 1,041,185	$ 169,011	$ 189,806	$ -	$ 1,400,002
Medical costs	832,618	131,965	156,124	-	1,120,707
Gross margin	$ 208,567	$ 37,046	$ 33,682	$ -	$ 279,295
MLR	80.0%	78.1%	82.3%	0.0%	80.1%

	Six Months Ended June 30,
		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 2,261,170	$ 401,437	$ 379,281	$ 355,343	$ 3,397,231
Medical costs	1,763,910	323,875	322,057	340,630	2,750,472
Gross margin	$ 497,260	$ 77,562	$ 57,224	$ 14,713	$ 646,759
MLR	78.0%	80.7%	84.9%	95.9%	81.0%

2005
Revenues	$ 2,077,905	$ 336,814	$ 379,722	$ -	$ 2,794,441
Medical costs	1,649,255	269,911	314,522	-	2,233,688
Gross margin	$ 428,650	$ 66,903	$ 65,200	$ -	$ 560,753
MLR	79.4%	80.1%	82.8%	0.0%	79.9%
(1) Represents the Medicare Part D Prescription Drug Plan and excludes the health plan Medicare Advantage business.

The First Health operations are aligned into two sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarter Ended	Quarter Ended	Six Months Ended	Period Ended (1)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
National Accounts	$ 29,898	$ 41,671	$ 62,706	$ 68,266
Federal Employees Health Benefits Plan	50,509	58,219	103,929	88,514
Network Rental	32,098	24,587	63,994	42,423
Group Health Sector Subtotal	112,505	124,477	230,629	199,203
Medicaid/Public Sector	47,974	46,439	91,701	77,166
Workers' Compensation	54,536	53,651	105,962	90,067
Specialty Business Sector Subtotal	102,510	100,090	197,663	167,233
Total First Health Revenue	$ 215,015	$ 224,567	$ 428,292	$ 366,436

(1) Includes results since January 28, 2005, the date of acquisition.

I.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$ 135,454	$ 129,496	$ 256,434	$ 242,147
Other comprehensive gain:
Holding (loss) gain :	(6,065)	12,265	(14,964)	(2,259)
Reclassification adjustment	221	(2,398)	457	(2,213)
Sub-total	(5,844)	9,867	(14,507)	(4,472)

Tax benefit (provision)	2,279	(3,848)	5,657	1,744

Comprehensive income	$ 131,889	$ 135,515	$ 247,584	$ 239,419

The unrealized loss on the Company’s investment portfolio for the quarter and six months ended June 30, 2006, was primarily a result of an increasing interest rate environment during both the quarter and six months then ended.

J.	OTHER

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 3.8 million and 3.2 million shares for the quarters ended June 30, 2006 and 2005, respectively, and 0.4 million and 0.2 million shares for the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Six Months Ended June 30, 2006 and 2005

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2005, including the critical accounting policies discussed therein.

Highlights of Second Quarter 2006 Performance

•	Health Plan membership increased 3% over the prior year quarter, excluding the new Medicare Part D business.
•	Medicare Part D membership increased 25.3% over the prior quarter.
•	Revenue increased 17.7% over the prior year quarter.
•	Selling, general and administrative expenses were 17.1% of operating revenue.
•	Operating margin of 10.6% increased 200 basis points over the prior year quarter.
•	Diluted earning per share increased to $.84 from $.79 in the prior year quarter.

Acquisition

Effective January 1, 2006, we completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages Preferred Drug Lists (“PDL”) and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in our consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

Membership

The following tables present our Health Plan membership as of June 30, 2006 and 2005 (amounts in thousands).

	June 30,	June 30,
	2006	2005

Health Plan Membership By Market
Delaware	145	103
Georgia	88	68
Illinois	101	87
Iowa	69	65
Kansas City	217	211
Louisiana	55	74
Michigan	59	63
Nebraska	64	47
North Carolina	125	130
Pennsylvania	706	723
St. Louis	445	451
Utah	214	194
Virginia	177	171
West Virginia	78	81
Total Health Plan Membership	2,543	2,468

Membership By Product:
Fully-Insured
Commercial	1,473	1,430
Medicare Advantage	80	74
Medicaid	379	405
Total Fully Insured	1,932	1,909

Administrative Services Only	611	559
Total Health Plan Membership	2,543	2,468

Medicare Part D Membership	663	-

Commercial membership increased over the prior year second quarter due to strong sales and retention during the second half of 2005. These membership gains were partially offset by a few large groups changing from a risk product to a non-risk product and the expected loss of commercial insured members in our Louisiana operations during the fourth quarter of 2005 and the first half of 2006, primarily due to Hurricane Katrina.

Medicaid membership decreased primarily as a result of changes in the eligibility requirements for Medicaid beneficiaries throughout the Missouri market.

The increase in non-risk membership was attributable to a few large groups changing from risk product to non-risk product as well as from additional organic growth in various markets.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2006 (in thousands, except EPS and membership).

	Quarters Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Consolidated Business
Total operating revenues	$1,944,909	$1,652,957	17.7%	$3,883,626	$3,218,157	20.7%
Operating earnings	$206,588	$207,457	(0.4%)	$389,308	$385,931	0.9%
Operating earnings as a % of revenue	10.6%	12.6%	(2.0%)	10.0%	12.0%	(2.0%)
Net earnings	$135,454	$129,496	4.6%	$256,434	$242,147	5.9%
Diluted earnings per share	$0.84	$0.79	6.3%	$1.58	$1.52	3.9%
Selling, general and administrative as a % of revenue	17.1%	17.8%	(0.7%)	17.0%	17.0%	0.0%

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$258.43	$244.14	5.9%	$257.20	$243.12	5.8%
Medicare Advantage	$854.85	$764.94	11.8%	$845.38	$766.76	10.3%
Medicaid	$165.53	$156.43	5.8%	$164.34	$156.94	4.7%
Medicare Part D	$95.29	n/a	n/a	$108.69	n/a	n/a
Medical Costs (per member per month):
Commercial	$199.43	$195.23	2.2%	$200.63	$192.97	4.0%
Medicare Advantage	$679.77	$597.27	13.8%	$682.04	$614.46	11.0%
Medicaid	$142.30	$128.67	10.6%	$139.54	$129.99	7.3%
Medicare Part D	$89.21	n/a	n/a	$104.19	n/a	n/a
Medical Loss Ratios:
Commercial	77.2%	80.0%	(2.8%)	78.0%	79.4%	(1.4%)
Medicare Advantage	79.5%	78.1%	1.4%	80.7%	80.1%	0.6%
Medicaid	86.0%	82.3%	3.7%	84.9%	82.8%	2.1%
Total	78.6%	80.1%	(1.5%)	79.2%	79.9%	(0.7%)
Medicare Part D	93.6%	n/a	n/a	95.9%	n/a	n/a
Administrative Statistics:
Selling, general and administrative as a % of revenue	11.3%	10.8%	0.5%	11.3%	11.0%	0.3%
Days in medical liabilities(1)	53.8	54.7	(0.9)

First Health Business (2)
Membership:
National Accounts
On-going accounts	481,000	729,000
Run-out (3)	138,000	64,000
Total National Accounts	619,000	793,000
Mail Handlers	419,000	474,000
Revenue by product lines
National Accounts	$29,898	$41,671		$62,706	$68,266
Federal Employees Health Benefit Plan	50,509	58,219		103,929	88,514
Network Rental	32,098	24,587		63,994	42,423
Group Health Subtotal	112,505	124,477		230,629	199,203
Medicaid/Public Sector	47,974	46,439		91,701	77,166
Workers' Compensation	54,536	53,651		105,962	90,067
Specialty Business Subtotal	102,510	100,090		197,663	167,233
Total First Health Revenues	$215,015	$224,567		$428,292	$366,436
(1) Excludes Medicare Part D (2) Results of Operations includes First Health since January 28, 2005, the date of acquisition (3)Company is still providing services to terminated customers

Quarters Ended June 30, 2006 and 2005

Managed care premium revenue increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $174.7 million of managed care premium revenue this quarter which includes $5.7 million attributable to the estimation of Centers for Medicare & Medicaid Services (“CMS”) Risk Sharing payments. This risk sharing revenue represents the change during the quarter in the amount we would receive from CMS if we settled with CMS as of the end of the second quarter. We expect the Medicare Part D program to be profitable on a full year basis and, as a result, expect that the risk-sharing revenue will reverse itself later in the year and will eventually be insignificant as of year end.

Additionally, we have quota share reinsurance arrangements with two of our Medicare Part D distribution partners. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $21.9 million for the second quarter. This amount is excluded from the $174.7 million of reported Medicare Part D revenue. Excluding the CMS risk sharing revenue and before subtracting the quota share ceded revenue, the premium yield for Medicare part D business would have been $8.80 higher than the $95.29 reported. When reviewing the premium yield for Medicare Part D business, adjusting for the risk share amounts is useful to understand the results of the business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis. Adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.

Commercial premium yields increased as a result of rate increases that occurred throughout all markets. Rate increases on renewing business were in excess of 8%, although reported commercial premium yield increases were lower than this due to a mix change in the types of plans being purchased in the new business arena; the types of plans being selected by renewing members when they have a choice among multiple options and the termination of certain large groups which had high costs and high premium yields (e.g. within our New Orleans market). Medicare Advantage premium yields increased as a result of the rate increases from the annual Competitive Bid filings. Medicaid premium yields increased as a result of a rate increase effective January 1, 2006 in Missouri, our largest Medicaid market.

The decline in management services revenue is in our First Health segment and is partially a result of membership declines experienced in the National Accounts and Federal Employees Health Benefit Plan sectors. Additionally, the implementation of Medicare Part D resulted in a decline of First Health pharmacy administration fee based revenue compared to the prior year quarter although this decline is more than offset by the increased revenue from our new Medicare Part D business discussed above in the managed care premium revenue section.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $163.6 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue has declined 1.5% compared with the prior year quarter. This decline is primarily a result of premium increases, better than expected cost trends, and lower inpatient utilization driven by lower admissions.

Selling, general and administrative expense increased as a result of costs related to the new Medicare Part D business in 2006 and recognizing stock option expense related to the adoption of SFAS 123(R).

Depreciation and amortization increased as a result of an increase in property and equipment over the past twelve months, primarily computer equipment and software related to our First Health business.

Interest expense was higher in the prior year quarter as a result of the refinancing of our credit facilities during that quarter. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs in the prior year quarter related to the original credit facilities associated with the First Health acquisition. Additionally, our debt has declined over the last twelve months and as a result interest expense related to the indebtedness has also declined.

Other income increased as a result of a larger investment portfolio and a rise in interest rates over the last twelve months.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate increased to 37.7% in the second quarter of 2006 compared to 37.3% for the same period in 2005 primarily as a result of the First Health acquisition. The acquisition increased the proportionate share of income within states with higher tax rates.

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, the effects of Hurricane Katrina affected our local Louisiana Health Plan. Beginning in the first quarter of 2006, our Louisiana Health Plan is back to more normal operating protocols and is operating as a profitable, but smaller, business.

Six Months Ended June 30, 2006 and 2005

Managed care premium revenue increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $355.3 million of managed care premium revenue in 2006 which includes $56.7 million attributable to the estimation of CMS Risk Sharing payments. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $36.3 million. This amount is excluded from the $355.3 million of reported Medicare Part D revenue. Excluding the CMS risk sharing revenue and before subtracting the quota share ceded revenue, the premium yield for Medicare part D business would have been $6.24 lower than the $108.69 reported.

Premium yields increased for the six month period of 2006 for the same reasons discussed above in the quarterly section.

Management services revenue increased as a result of reporting a full six months of First Health results in 2006. First Health was acquired on January 28, 2005 and therefore only results from January 28, 2005 through June 30, 2005 are included in our 2005 results of operations. This increase is offset partially by declines in membership in the National Accounts and Federal Employees Health Benefit Plan sectors as well as a decline of First Health pharmacy administration fee-based revenue compared to the prior year period as a result of the implementation of the Medicare Part D program.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $340.6 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue has declined 0.7% compared with the prior year period. The decline is primarily a result of premium increases, better than expected cost trends, and lower inpatient utilization driven by lower admissions.

Selling, general and administrative expense increased as a result of reporting a full six months of First Health results in 2006, costs related to the new Medicare Part D business in 2006 and recognizing stock option expense related to the adoption of SFAS 123(R).

Depreciation and amortization increased as a result of reporting a full six months of First Health results in 2006 and as a result of an increase in property and equipment over the past twelve months, primarily computer equipment and software related to our First Health business.

Interest expense was higher in the prior year six month period as a result of the refinancing of our credit facilities during the prior year second quarter. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs in the prior year second quarter related to the original credit facilities associated with the First Health acquisition. Additionally, our debt has declined over the last twelve months and as a result interest expense related to the indebtedness has also declined.

Other income increased as a result of a larger investment portfolio and a rise in interest rates over the last twelve months.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate increased to 37.5% for the six months ended June 30, 2006 compared to 37.3% for the same period in 2005 primarily as a result of the First Health acquisition. The acquisition increased the proportionate share of income within states with higher tax rates.

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

Medical expenses for the six months ended June 30, 2006, include approximately $116.9 million of favorable medical cost development related to prior calendar years. Comparatively, medical expenses for the six months ended June 30, 2005, included approximately $108.3 million of favorable medical cost development related to prior calendar years. The increase in favorable medical cost development was driven primarily by lower than anticipated medical costs, growth in the medical cost base and the timing of certain medical expense estimates. The lower than anticipated medical costs were a result of lower utilization trends and a result of the uncertainties at year-end regarding our Louisiana operations and the effects from Hurricane Katrina. For the full-year 2005, we experienced favorable development of $121.1 million related to prior year reserves. For 2006, on a full-year basis, we expect favorable development to be slightly higher than that reported in 2005.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of June 30, 2006; however, actual claim payments and other items may differ from established estimates.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.4 years as of June 30, 2006. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our total cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $55.2 million restricted under state regulations, increased $329.2 million to $2.3 billion at June 30, 2006 from $2.0 billion at December 31, 2005.

We have classified all of our investments as available–for–sale. Our investments at June 30, 2006 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of June 30, 2006	Cost	Value
Maturities:
Within 1 year	$485,128	$484,371
1 to 5 years	391,894	383,703
5 to 10 years	255,548	251,265
Over 10 years	328,855	321,442
Total	$1,461,425	1,440,781
Equity investment accounted for under the equity method		53,064
Total short-term & long-term investments		$1,493,845

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

Cash Flows

Net cash from operating activities for the six months ended June 30, 2006, is primarily driven by an additional monthly CMS payment received from CMS, net earnings and the new Medicare Part D business. We received seven monthly CMS payments in the first six months instead of the normal six. The additional CMS receipt totaled $193.5 million; $125.4 million related to the Medicare Part D business and $68.1 million related to our Medicare Advantage business. Total cash flows from Medicare Part D, including the additional CMS payment attributable to Medicare Part D, totaled $256.8 million. This amount included a net receipt of claim reinsurance subsidies from CMS of approximately $149.4 million. The receipt of these subsidies is generally level throughout the year but claim payments related to these subsidies are weighted toward the latter part of the year. Deferred revenue unrelated to the additional CMS payment increased during the six months as a result of strong collections during the period. Accounts receivable decreased in the six months, also as a result of the strong collections. Other receivables increased primarily as a result of the receivable for the estimate of CMS risk sharing payments and pharmacy rebate receivables recorded related to the Medicare Part D business. Cash flow from operating activities has improved over the prior year quarter as a result of the additional CMS receipt discussed above, the new Medicare Part D business and higher earnings.

Net cash flow used for investing activities for the six months ended June 30, 2006, decreased as compared to the prior year period primarily due to the acquisition payment made for First Health in the prior year quarter. The current year six month period includes non-recurring payments made for the Provider Synergies acquisition and software license payments.

Projected capital expenditures in 2006 of approximately $65-$75 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems.

In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares. Under the share repurchase program, we purchased 4.6 million shares of our common stock in 2006 at an aggregate cost of $256.1 million. As of June 30, 2006, the total remaining common shares we are authorized to repurchase under this program is 6.2 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the six months ended June 30, 2006, we received $238.3 million in dividends from our regulated subsidiaries.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of June 30, 2006 and December 31, 2005 (in millions, except percentage data):

	June 30,	December 30,
	2006	2005
	(unaudited)	(unaudited)
Regulated capital and surplus	$850.7	$897.4
300% of RBC	$555.3	$555.3
Excess capital and surplus above 300% of RBC	$295.4	$342.1
Capital and surplus as percentage of RBC	460%	485%
Statutory deposits	$55.2	$49.4

The decrease in capital and surplus for our regulated subsidiaries is a result of dividends paid to the parent company partially offset by net earnings during the quarter.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $363.5 million and $347.2 million at June 30, 2006 and December 31, 2005, respectively. The increase was primarily due to the dividends received from our regulated subsidiaries offset, in part, by the share repurchases discussed previously.

2006 Outlook

The Medicare Part D program is new in 2006 and because of the benefit plan design of the Medicare Part D program, the first and second quarters results are not indicative of what the annual results will be. While our risk revenue stream throughout 2006 will be level, the benefit plan design of the Medicare Part D program will not produce a level pattern of claim cost during 2006. It is expected to produce a higher level of claim costs at the beginning of the year, with declining claim costs for the rest of the year.

Consequently, the first and second quarter results included a loss of $0.06 and $0.01, respectively, per diluted share for the Medicare Part D program. We estimate increasing profits in the third and fourth quarters of 2006. The final result is anticipated to be a gain for the year of approximately $0.08 per diluted share.

We expect Medicare Part D membership of 650,000 to 700,000 members by December 31, 2006. We expect total commercial membership (combination of fully insured and administrative services only) to increase approximately one to three percent for the twelve months ending December 31, 2006. Due to unfavorable changes in Medicaid enrollment, we expect total Health Plan membership increases, excluding Medicare Part D, to be at the low end of one to three percent for the twelve months ending December 31, 2006.

Other

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Mail Handlers Benefit Plan (the “Plan”) expenses after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of June 30, 2006 are sufficient to cover the Plan expenses.

Legal Proceedings

Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10–K for the year ended December 31, 2005.

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

On January 28, 2005, the Company completed its acquisition of First Health Group Corp. (“First Health”). We continue to modify and evaluate additional processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in the Company’s 2006 Annual Report on Form 10-K. For the six months ended June 30, 2006, First Health’s total assets, total revenues and total operating earnings represent approximately 12.5%, 11.0% and 21.5%, respectively, of the consolidated financial statements of the Company.

Excluding First Health, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

We are a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint included state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court dismissed several of the state law claims and ordered all physicians who had an arbitration provision in their provider contracts to submit their direct RICO claims and their remaining state law claims to arbitration. As a consequence of this ruling, the plaintiffs who had arbitration provisions voluntarily dismissed their claims that were subject to arbitration. In its order, the trial court also held that the plaintiffs’ claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO were not subject to arbitration. The trial court then certified various subclasses of plaintiffs with respect to these two federal law claims.

Seven defendants have entered into settlement agreements with the plaintiffs, which have received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of Coventry. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs have filed a Notice of Appeal of the trial court’s summary judgment order with the Eleventh Circuit Court of Appeals. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although we can not predict the outcome, we believe that the Shane and the tag-along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit and we intend to defend its position.

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

We contract with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals. While we believe we have adequately reviewed our assumptions regarding the Medicare Part D program, our actual results may differ from our assumptions. Risks associated with the Medicare prescription drug plans include:

•	an increase in the cost of pharmaceuticals;
•	inability to receive and process information;
•	higher than expected utilization;
•	potential uncollectability of receivables;
•	new mandated benefits or other regulatory changes that increase our costs; and
•	other unforeseen occurrences.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended June 30, 2006 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2006	2	$ 51.88	-	8,169
May 1-31, 2006	1,028	$ 48.83	1,000	7,169
June 1-30, 2006	1,127	$ 53.65	1,000	6,169

Totals	2,157	$ 51.35	2,000	6,169

(1) Includes 157 thousand shares purchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations.

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

ITEM 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 18, 2006. An aggregate of 130,192,730 shares of Common Stock, or 81.14% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and, accordingly, a quorum was present and the meeting was duly constituted. The following proposals were each adopted by the vote of a majority of the shares represented at the meeting either in person or by proxy, except for Proposal Four, which was adopted by the vote of a majority of the shares outstanding and entitled to vote:

Proposal One: To elect four Class III Directors to serve until the annual meeting of shareholders in 2009.

	NUMBER OF SHARES
NAME	FOR	WITHHELD
John H Austin, M.D.	125,276,697	4,916,033
Daniel N. Mendelson	128,071,447	2,121,283
Rodman W. Moorhead, III	127,683,310	2,509,420
Timothy T. Weglicki	128,057,614	2,135,116

Proposal Two: To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 570,000,000.
FOR	100,300,349
AGAINST	19,947,988
ABSTAIN	890,211
BROKER NON VOTES	9,054,182

Proposal Three: To approve an amendment to the Company’s Certificate of Incorporation to delete all references to Series A Convertible Preferred Stock.
FOR	129,063,664
AGAINST	154,388
ABSTAIN	974,678

Proposal Four: To approve an amendment to the Company’s Certificate of Incorporation to provide that directors elected by the Board of Directors to fill vacancies or newly created directorships shall stand for election at the next annual meeting of shareholders.

FOR	127,624,303
AGAINST	1,697,279
ABSTAIN	871,148

Proposal Five: To approve amendments to the 2004 Incentive Plan.
FOR	92,227,723
AGAINST	15,619,602
ABSTAIN	1,015,608
BROKER NON VOTES	21,329,797

Proposal Six: To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2006.
FOR	128,445,787
AGAINST	903,525
ABSTAIN	843,418

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

3.1

Amended Certificate of Incorporation of Coventry Health Care, Inc. as approved by the shareholders at the annual meeting of shareholders held on Thursday, May 18, 2006 and filed with the Delaware Secretary of State on Monday, May 22, 2006.

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

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	August 9, 2006	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	August 9, 2006	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 9, 2006	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

3.1

Amended Certificate of Incorporation of Coventry Health Care, Inc. as approved by the shareholders at the annual meeting of shareholders held on Thursday, May 18, 2006 and filed with the Delaware Secretary of State on Monday, May 22, 2006.

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