Form 10-Q
period 2006-09-30
COVENTRY HEALTH CARE INC
filed 2006-11-08
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock $.01 Par Value	159,354,500

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,215,475	$391,646
Short-term investments	192,105	545,615
Accounts receivable, net	201,251	228,028
Other receivables, net	161,459	76,462
Deferred income taxes	52,152	57,666
Other current assets	18,696	26,285
Total current assets	1,841,138	1,325,702

Long-term investments	1,107,668	1,125,632
Property and equipment, net	310,716	351,427
Goodwill	1,628,784	1,612,390
Other intangible assets, net	397,471	419,352
Other long-term assets	73,144	60,669
Total assets	$5,358,921	$4,895,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,071,525	$752,774
Accounts payable and other accrued liabilities	342,890	442,785
Deferred revenue	83,610	64,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	1,508,025	1,270,227

Long-term debt	750,500	760,500
Other long-term liabilities	324,888	309,742
Total liabilities	2,583,413	2,340,469

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
187,589 issued and 159,357 outstanding in 2006
186,253 issued and 162,717 outstanding in 2005	1,876	1,863
Treasury stock, at cost; 28,232 in 2006; 23,536 in 2005	(564,668)	(299,001)
Additional paid-in capital	1,549,997	1,468,176
Accumulated other comprehensive loss	(3,056)	(3,743)
Retained earnings	1,791,359	1,387,408
Total stockholders’ equity	2,775,508	2,554,703
Total liabilities and stockholders’ equity	$5,358,921	$4,895,172

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Managed care premiums	$1,695,952	$1,434,394	$5,133,411	$4,246,314
Management services	213,184	239,795	659,351	646,032
Total operating revenues	1,909,136	1,674,189	5,792,762	4,892,346

Operating expenses:
Medical costs	1,333,846	1,136,751	4,111,296	3,384,582
Selling, general and administrative	322,649	304,746	984,167	851,368
Depreciation and amortization	28,360	22,669	83,710	60,442
Total operating expenses	1,684,855	1,464,166	5,179,173	4,296,392

Operating earnings	224,281	210,023	613,589	595,954

Interest expense	13,156	13,088	39,321	45,669
Other income, net	27,576	15,121	74,652	47,662

Earnings before income taxes	238,701	212,056	648,920	597,947

Provision for income taxes	91,184	78,991	244,969	222,735

Net earnings	$147,517	$133,065	$403,951	$375,212

Net earnings per share:
Basic earnings per share	$0.93	$0.83	$2.54	$2.39
Diluted earnings per share	$0.92	$0.81	$2.50	$2.33

Weighted average common shares outstanding:
Basic	157,891	160,373	158,760	157,009
Effect of dilutive options and restricted stock	2,545	3,514	2,939	3,741
Diluted	160,436	163,887	161,699	160,750

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Net cash from operating activities	$750,525	$688,918
Cash flows from investing activities:
Capital expenditures, net	(47,678)	(39,594)
Proceeds from sales of investments	984,999	387,111
Proceeds from maturities of investments	442,590	342,180
Purchases of investments	(1,037,171)	(740,975)
Payments for acquisitions, net of cash acquired	(34,872)	(872,826)
Net cash from investing activities	307,868	(924,104)

Cash flows from financing activities:
Proceeds from issuance of stock	22,201	19,775
Payments for repurchase of stock	(268,696)	(16,385)
Excess tax benefit from stock compensation	21,931	-
Proceeds from issuance of debt, net	-	1,066,495
Payments for retirement of debt	(10,000)	(682,500)
Net cash from financing activities	(234,564)	387,385
Net change in cash and cash equivalents	823,829	152,199
Cash and cash equivalents at beginning of period	391,646	417,636
Cash and cash equivalents at end of period	$1,215,475	$569,835

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

Effective January 28, 2005, the Company completed the acquisition of First Health. The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $24.8 million has been paid; estimated costs for exiting certain leased building space of $10.0 million, of which $5.0 million has been paid; and other transition cost accruals of which substantially all has been paid.

Effective January 1, 2006, the Company completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

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

As a result of adopting SFAS 123R, the Company recorded $8.3 million and $22.0 million of compensation expense related to stock options, or $5.1 million and $13.7 million after-tax, in its statement of operations for the three and nine months ended September 30, 2006, respectively. As required in prior years under APB No. 25, the Company recognized forfeitures related to stock awards as they occurred. SFAS 123R requires an entity to estimate expected forfeitures at the grant date. As a result, the Company recorded a favorable $0.5 million ($0.3 million after tax) cumulative effect of a change in accounting principle upon the adoption of SFAS 123R as it relates to estimated forfeitures. This one time benefit applies to compensation cost recognized in prior periods for awards that are unvested on the adoption date and represents an estimate of the number of outstanding instruments upon adoption of SFAS 123R for which the requisite service is not expected to be rendered. The net increase of SFAS 123R for stock-based compensation expense reduced both basic and diluted earnings per share by $0.03 and $0.08 for the three and nine months ended September 30, 2006, respectively. In accordance with SFAS 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

In accordance with SFAS 123R, for the period beginning January 1, 2006, excess tax benefits from stock awards are presented as financing cash flows. The excess tax benefits totaled $21.9 million for the nine months ended September 30, 2006. Such benefits were $37.7 million for the nine months ended September 30, 2005 and are presented as a component of operating cash flows.

As of September 30, 2006, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. In May 2006, the Stock Incentive Plan was amended to increase the number of shares authorized for issuance by an additional 9.0 million shares. Shares available for issuance under the Stock Incentive Plan were 10.1 million as of September 30, 2006.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At September 30, 2006, the Stock Incentive Plan had outstanding options representing 11.3 million shares of common stock.

The Black-Scholes-Merton weighted-average value of options granted was $17.13 and $14.87 per share for the quarters ended September 30, 2006 and 2005, respectively, and $17.53 and $14.88 per share for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $19.2 million and $25.3 million for the quarters ended September 30, 2006 and 2005, respectively, and $51.2 million and $74.3 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $79.3 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted-Average	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Outstanding at January 1, 2006	10,511	$ 29.52
Granted	2,457	$ 51.56
Exercised	(1,318)	$ 16.33
Cancelled and expired	(394)	$ 43.40
Outstanding at September 30, 2006	11,256	$ 35.40	$ 182,404
Exercisable at September 30, 2006	4,329	$ 24.02	$ 119,079

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

The following weighted-average assumptions were used for option grants:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.2%	4.9%	3.8%
Expected volatility	31.9%	30.0%	34.0%	32.0%
Expected life (in years)	3.8	4.1	4.0	4.2

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

Information with respect to stock options outstanding and stock options exercisable at September 30, 2006 was as follows:

Options Outstanding (in thousands)				Options Exercisable (in thousands)
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	9/30/2006	Contractual Life	Exercise Price	9/30/2006	Exercise Price

$ 2.22 - $19.30	2,535	5.0	$ 12.25	2,125	$ 11.01
$19.30 - $31.80	457	7.8	$ 27.28	129	$ 27.02
$32.46 - $32.46	2,921	7.7	$ 32.46	1,377	$ 32.46
$32.60 - $59.01	5,343	9.1	$ 48.69	698	$ 46.42
$2.22 - $59.01	11,256	7.8	$ 35.40	4,329	$ 24.02

Restricted Stock Awards

The value of the restricted shares is amortized over various vesting periods through 2010. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.5 million and $6.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $19.1 million and $15.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total unrecognized compensation cost related to the restricted stock was $45.5 million at September 30, 2006, and is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $34.5 million and $ 40.1 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2006:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2006	1,769	$ 38.96
Granted	229	$ 52.04
Vested	(656)	$ 32.73
Forfeited	(85)	$ 44.20

Nonvested, September 30, 2006	1,257	$ 44.25

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per common share (“EPS”) as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months and nine months ended September 30, 2005 (in millions, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$ 133,065	$ 375,212
Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	3,744	9,807

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(8,037)	(20,823)

Net earnings, pro-forma	$ 128,772	$ 364,196

EPS, basic - as reported	$ 0.83	$ 2.39
EPS, basic - pro-forma	$ 0.80	$ 2.32

EPS, diluted - as reported	$ 0.81	$ 2.33
EPS, diluted - pro-forma	$ 0.79	$ 2.27

G.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s outstanding common stock, thus increasing the Company’s repurchase authorization by 8.1 million shares. Under the share repurchase program, the Company purchased 4.6 million shares of the Company’s common stock during the nine months ended September 30, 2006, at an aggregate cost of $256.1 million. As of September 30, 2006, the total remaining common shares the Company is authorized to repurchase under this program is 6.2 million.

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

	Quarter Ended September 30, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$1,675,471	$20,481	$-	$1,695,952
Management services	30,321	184,507	(1,644)	213,184
Total operating revenues	1,705,792	204,988	(1,644)	1,909,136

Total operating expenses	1,516,198	170,301	(1,644)	1,684,855

Operating earnings	$189,594	$34,687	$-	$224,281

	Quarter Ended September 30, 2005
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$1,422,056	$12,338	$-	$1,434,394
Management services	32,166	210,666	(3,037)	239,795
Total operating revenues	1,454,222	223,004	(3,037)	1,674,189

Total operating expenses	1,293,251	173,952	(3,037)	1,464,166

Operating earnings	$160,971	$49,052	$-	$210,023

	Nine Months Ended September 30, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenue:
Managed care premiums	$5,072,702	$60,709	$-	$5,133,411
Management services	91,695	572,571	(4,915)	659,351
Total operating revenues	5,164,397	633,280	(4,915)	5,792,762

Total operating expenses	4,669,157	514,931	(4,915)	5,179,173

Operating earnings	$495,240	$118,349	$-	$613,589

	Nine Months Ended September 30, 2005
	Health	First
	Plans	Health (1)	Other	Total
Operating Revenue:
Managed care premiums	$4,216,496	$29,818	$-	$4,246,314
Management services	91,892	559,622	(5,482)	646,032
Total operating revenues	4,308,388	589,440	(5,482)	4,892,346

Total operating expenses	3,850,937	450,937	(5,482)	4,296,392

Operating earnings	$457,451	$138,503	$-	$595,954

(1) Includes results since January 28, 2005, the date of acquisition

The Health Plan operations are aligned in several insured products. The Company believes identifying the gross margin and medical loss ratio (“MLR”) calculation from each of these products is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarters Ended September 30,

		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 1,132,085	$ 201,898	$ 192,500	$ 148,988	$ 1,675,471
Medical costs	877,246	163,986	163,868	114,302	1,319,402
Gross margin	$ 254,839	$ 37,912	$ 28,632	$ 34,686	$ 356,069
MLR	77.5%	81.2%	85.1%	76.7%	78.7%

2005
Revenues	$ 1,066,259	$ 168,691	$ 187,106	$ -	$ 1,422,056
Medical costs	829,582	138,164	160,039	-	1,127,785
Gross margin	$ 236,677	$ 30,527	$ 27,067	$ -	$ 294,271
MLR	77.8%	81.9%	85.5%	0.0%	79.3%

	Nine Months Ended September 30,

		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 3,393,255	$ 603,335	$ 571,781	$ 504,331	$ 5,072,702
Medical costs	2,641,155	487,861	485,925	454,932	4,069,873
Gross margin	$ 752,100	$ 115,474	$ 85,856	$ 49,399	$ 1,002,829
MLR	77.8%	80.9%	85.0%	90.2%	80.2%

2005
Revenues	$ 3,144,164	$ 505,504	$ 566,828	$ -	$ 4,216,496
Medical costs	2,478,836	408,075	474,561	-	3,361,472
Gross margin	$ 665,328	$ 97,429	$ 92,267	$ -	$ 855,024
MLR	78.8%	80.7%	83.7%	0.0%	79.7%
(1) Represents the Medicare Part D Prescription Drug Plan and excludes the health plan Medicare Advantage business.

The First Health operations are aligned into two sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Quarter Ended	Quarter Ended	Nine Months Ended	Period Ended (1)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
National Accounts	$ 27,308	$ 37,588	$ 90,014	$ 105,854
Federal Employees Health Benefits Plan	49,213	60,337	153,142	148,851
Network Rental	31,400	24,643	95,394	67,067
Group Health Sector Subtotal	107,921	122,568	338,550	321,772
Medicaid/Public Sector	45,983	49,742	137,684	126,907
Workers’ Compensation	51,084	50,694	157,046	140,761
Specialty Business Sector Subtotal	97,067	100,436	294,730	267,668
Total First Health Revenue	$ 204,988	$ 223,004	$ 633,280	$ 589,440

(1) Includes results since January 28, 2005, the date of acquisition.

I.     COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$ 147,517	$ 133,065	$ 403,951	$ 375,212
Other comprehensive gain:
Holding gain (loss):	15,635	(10,350)	671	(12,610)
Reclassification adjustment	(2)	34	455	(2,179)
Sub-total	15,633	(10,316)	1,126	(14,789)

Tax (provision) benefit	(6,096)	4,023	(439)	5,768

Comprehensive income	$ 157,054	$ 126,772	$ 404,638	$ 366,191

The unrealized gain on the Company’s investment portfolio for the quarter ended September 30, 2006, was primarily a result of a decrease in interest rates during the third quarter of 2006.

J.	Other

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 4.9 million and 2.8 million shares for the quarters ended September 30, 2006 and 2005, respectively, and 3.8 million and 1.4 million shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income of $26.2 million and $14.3 million for the quarters ended September 30, 2006 and 2005, respectively, and $70.1 million and $42.2 million for the nine months ended September 30, 2006 and 2005, respectively.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters and Nine Months Ended September 30, 2006 and 2005

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2005, including the critical accounting policies discussed therein.

Highlights of Third Quarter 2006 Performance

•	Health Plan membership increased slightly from the prior year quarter, excluding the new Medicare Part D business.
•	Medicare Part D membership increased 3.6% over the prior quarter.
•	Revenue increased 14.0% over the prior year quarter.
•	Selling, general and administrative expenses were 16.9% of operating revenue, a decrease of 130 basis points from the prior year quarter.
•	Operating margin of 11.7% increased 80 basis points over the prior year quarter.
•	Diluted earnings per share increased to $0.92 from $0.81 in the prior year quarter.

Acquisition

Effective January 1, 2006, we completed the acquisition of Providers Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in our consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

Membership

The following tables present our Health Plan membership as of September 30, 2006 and 2005 (amounts in thousands).

	September 30,	September 30,
	2006	2005

Health Plan Membership By Market
Delaware	145	103
Georgia	96	72
Illinois	103	91
Iowa	63	66
Kansas	222	212
Louisiana	55	76
Michigan	58	62
Nebraska	63	48
North Carolina	114	131
Pennsylvania	690	736
St. Louis	434	447
Utah	220	207
Virginia	178	174
West Virginia	77	82
Total Health Plan Membership	2,518	2,507

Membership By Product:
Fully-Insured
Commercial	1,451	1,454
Medicare Advantage	79	74
Medicaid	373	397
Total Fully Insured	1,903	1,925

Administrative Services Only	615	582

Total Health Plan Membership	2,518	2,507

Medicare Part D Membership	687	-

Commercial membership decreased slightly from the prior year quarter. During the twelve months ended September 30, 2006, we experienced losses in our competitive Pennsylvania market and we also experienced the expected loss of commercial insured members in our Louisiana operations during the fourth quarter of 2005 and the first half of 2006, primarily due to Hurricane Katrina. Additionally, there were a few large groups changing from a risk product to a non-risk product. These losses were largely offset by gains in employer group business in other markets such as Delaware, Kansas and Georgia and also by growth in individual business across multiple markets.

Medicaid membership decreased from the prior year quarter primarily due to changes in the eligibility requirements for Medicaid beneficiaries throughout the Missouri market as well as the state of North Carolina’s termination of its existing managed care program during the current quarter resulting in a loss off approximately 7,400 members.

The increase in non-risk membership from the prior year quarter was attributable to organic growth in various markets as well as a few large groups changing from a risk product to a non-risk product.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2006 and 2005 (in thousands, except EPS and membership).

	Quarters Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Consolidated Business
Total operating revenues	$1,909,136	$1,674,189	14.0%	$5,792,762	$4,892,346	18.4%
Operating earnings	$224,281	$210,023	6.8%	$613,589	$595,954	3.0%
Operating earnings as a % of revenue	11.7%	12.5%	(0.8%)	10.6%	12.2%	(1.6%)
Net earnings	$147,517	$133,065	10.9%	$403,951	$375,212	7.7%
Diluted earnings per share	$0.92	$0.81	13.6%	$2.50	$2.33	7.3%
Selling, general and	16.9%	18.2%	(1.3%)	17.0%	17.4%	(0.4%)
administrative as a % of revenue

Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$261.05	$247.60	5.4%	$258.47	$244.62	5.7%
Medicare Advantage	$855.05	$761.90	12.2%	$848.59	$765.13	10.9%
Medicaid	$170.90	$157.10	8.8%	$166.49	$157.00	6.0%
Medicare Part D	$71.97	n/a	n/a	$94.46	n/a	n/a
Medical Costs (per member per month):
Commercial	$202.29	$192.64	5.0%	$201.18	$192.86	4.3%
Medicare Advantage	$694.50	$624.03	11.3%	$686.18	$617.66	11.1%
Medicaid	$145.48	$134.38	8.3%	$141.49	$131.44	7.6%
Medicare Part D	$55.22	n/a	n/a	$85.21	n/a	n/a
Medical Loss Ratios:
Commercial	77.5%	77.8%	(0.3%)	77.8%	78.8%	(1.0%)
Medicare Advantage	81.2%	81.9%	(0.7%)	80.9%	80.7%	0.2%
Medicaid	85.1%	85.5%	(0.4%)	85.0%	83.7%	1.3%
Total	78.9%	79.3%	(0.4%)	79.1%	79.7%	(0.6%)
Medicare Part D	76.7%	n/a	n/a	90.2%	n/a	n/a
Administrative Statistics:
Selling, general and	11.0%	11.0%	-	11.3%	11.0%	0.3%
administrative as a % of revenue
Days in medical liabilities(1)	56.0	56.0	-

First Health Business (2)
Membership:
National Accounts
On-going accounts	460,800	671,000
Run-out (3)	38,600	90,000
Total National Accounts	499,400	761,000
Mail Handlers	411,400	468,000
Revenue by product lines
National Accounts	$27,308	$37,588		$90,014	$105,854
Federal Employees Health Benefit Plan	49,213	60,337		153,142	148,851
Network Rental	31,400	24,643		95,394	67,067
Group Health Subtotal	107,921	122,568		338,550	321,772
Medicaid/Public Sector	45,983	49,742		137,684	126,907
Workers’ Compensation	51,084	50,694		157,046	140,761
Specialty Business Subtotal	97,067	100,436		294,730	267,668
Total First Health Revenues	$204,988	$223,004		$633,280	$589,440
(1) Excludes Medicare Part D; (2) Results of Operations includes First Health since January 28, 2005, the date of acquisition; and (3)Company is still providing services to terminated customers.

Quarters Ended September 30, 2006 and 2005

Managed care premium revenue increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $149.0 million of managed care premium revenue this quarter which includes a reduction of revenue of $41.0 million attributable to the estimation of Centers for Medicare & Medicaid Services (“CMS”) Risk Sharing payments. This risk sharing revenue represents the change during the quarter in the amount we would receive from CMS if we settled with CMS as of the end of the third quarter. The Medicare Part D program was profitable this quarter and, as a result, the risk-sharing revenue recorded in the first two quarters of 2006 is beginning to reverse in the current quarter. We expect the Medicare Part D program to be profitable on a full year basis and, as a result, expect that the full year risk-sharing revenue will be insignificant as of year end.

Additionally, we have quota share reinsurance arrangements with two of our Medicare Part D distribution partners. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $20.9 million for the third quarter. This amount is excluded from the $149.0 million of reported Medicare Part D revenue. Excluding the CMS risk sharing revenue and before subtracting the quota share ceded revenue, the premium yield for Medicare part D business would have been $29.90 higher than the $71.97 reported. When reviewing the premium yield for Medicare Part D business, adjusting for the risk share amounts is useful to understand the results of the business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis. Adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.

Commercial premium yields increased as a result of rate increases that occurred throughout all markets. The reported commercial premium yield increase of 5.4% is lower than the rate increases on renewing business due to a mix change in the types of plans being purchased as new business (such as a change to lower benefit plans); the types of plans being selected by renewing members when they have a choice among multiple options (such as a change to higher deductible, lower premium plans); and the termination of certain large groups which had high costs and high premium yields. Medicare Advantage premium yields increased as a result of the rate increases from the annual Competitive Bid filings. Medicaid premium yields increased as a result of rate increases effective January 1 and July 1, 2006 in Missouri, our largest Medicaid market.

The decline in management services revenue is in our First Health segment and is partially a result of membership declines experienced in the National Accounts and Federal Employees Health Benefit Plan sectors. Additionally, the implementation of Medicare Part D resulted in a decline of First Health pharmacy administration fee based revenue compared to the prior year quarter, although this decline is more than offset by the increased revenue from our new Medicare Part D business discussed above in the managed care premium revenue section.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $114.3 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue has declined 0.4% compared with the prior year quarter. This decline is primarily a result of premium increases and better than expected cost trends. The better than expected cost trends were primarily attributed to lower inpatient utilization.

Selling, general and administrative expense increased as a result of costs related to the new Medicare Part D business in 2006 and recognizing stock option expense related to the adoption of SFAS 123(R). These increases are partially offset by lower selling, general and administrative expense in the First Health segment as a result of expected continued efficiencies gained subsequent to the acquisition.

Depreciation and amortization increased as a result of an increase in property and equipment over the past twelve months, primarily computer equipment and software related to our First Health business.

Other income increased as a result of a rise in interest rates over the last twelve months and a larger investment portfolio.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate increased to 38.2% in the third quarter of 2006 compared to 37.3% for the same period in 2005 primarily as a result of the First Health acquisition. As expected, subsequent to the acquisition, the Company’s earnings have gradually changed among the states that have higher tax rates, with an end result of an increased state tax provision.

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, the effects of Hurricane Katrina affected our local Louisiana Health Plan. Beginning in the first quarter of 2006, our Louisiana Health Plan is back to more normal operating protocols and is operating as a profitable, but smaller, business.

Nine Months Ended September 30, 2006 and 2005

Managed care premium revenue increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $504.3 million of managed care premium revenue in 2006 which includes $15.7 million attributable to the estimation of CMS Risk Sharing payments. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $57.1 million. This amount is excluded from the $504.3 million of reported Medicare Part D revenue. Excluding the CMS risk sharing revenue and before subtracting the quota share ceded revenue, the premium yield for Medicare Part D business would have been $7.77 higher than the $94.46 reported.

Premium yields increased for the nine month period of 2006 for the same reasons discussed above in the quarterly section.

Management services revenue increased as a result of reporting a full nine months of First Health results in 2006. First Health was acquired on January 28, 2005 and therefore only results from January 28, 2005 through September 30, 2005 are included in our 2005 results of operations. This increase is offset partially by declines in membership in the National Accounts and Federal Employees Health Benefit Plan sectors as well as a decline of First Health pharmacy administration fee-based revenue compared to the prior year period as a result of the implementation of the Medicare Part D program.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $454.9 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue have declined 0.6% compared with the prior year period. The decline is primarily a result of premium increases and better than expected cost trends. The better than expected cost trends were primarily attributed to lower inpatient utilization.

Selling, general and administrative expense increased as a result of costs related to the new Medicare Part D business in 2006, reporting a full nine months of First Health results in 2006 and recognizing stock option expense related to the adoption of SFAS 123(R). These increases are partially offset by synergies gained subsequent to the acquisition of First Health.

Depreciation and amortization increased as a result of reporting a full nine months of First Health results in 2006 and as a result of an increase in property and equipment over the past twelve months, primarily computer equipment and software related to our First Health business.

Interest expense was higher in the prior year nine month period as a result of the refinancing of our credit facilities during the prior year second quarter. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs in the prior year second quarter related to the original credit facilities associated with the First Health acquisition. Additionally, our debt has declined over the last twelve months and as a result interest expense related to the indebtedness has also declined.

Other income increased as a result of a larger investment portfolio and a rise in interest rates over the last twelve months.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate increased to 37.8% for the nine months ended September 30, 2006 compared to 37.3% for the same period in 2005 primarily as a result of the First Health acquisition. As expected, subsequent to the acquisition, the Company’s earnings have gradually changed among the states that have higher tax rates, with an end result of an increased state tax provision.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.9 years as of September 30, 2006. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $54.8 million restricted under state regulations, increased $446.9 million to $2.5 billion at September 30, 2006 from $2.0 billion at December 31, 2005.

We have classified all of our investments as available–for–sale. Our investments at September 30, 2006 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of September 30, 2006	Cost	Value
Maturities:
Within 1 year	$283,463	$282,962
1 to 5 years	396,446	392,575
5 to 10 years	245,067	246,186
Over 10 years	326,161	324,404
Total	$1,251,137	1,246,127
Equity investment accounted for under the equity method		53,646
Total short-term & long-term investments		$1,299,773

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

Cash Flows

Net cash from operating activities for the nine months ended September 30, 2006, is primarily driven by net earnings, the new Medicare Part D business and a decline in accounts receivable. Total cash inflows from Medicare Part D totaled $232.0 million. This amount included a net receipt of claim reinsurance subsidies from CMS of approximately $208.1 million. The receipt of these subsidies is generally level throughout the year but claim payments related to these subsidies are weighted toward the latter part of the year. Accounts receivable decreased during the nine-month period as a result of strong collections. Offsetting these operating cash inflows during the nine months ended September 30, 2006, was an increase in other receivables and a reduction in accounts payable and other accrued liabilities. Other receivables increased primarily as a result of pharmacy rebate receivables recorded related to the Medicare Part D business and the receivable for the estimate of CMS risk sharing payments. Accounts payable and other accrued liabilities decreased primarily due to payments made for a long–term deferred compensation program, the timing of interest payments on our outstanding debt, and other normal operating activities.

Net cash flow used for investing activities for the nine months ended September 30, 2006, decreased as compared to the prior year period primarily due to the acquisition payment made for First Health in the prior year. The current year nine-month period reflects that certain short-term investments matured, and remained as cash related to a bank conversion at the end of the period and also includes non-recurring payments made for the Provider Synergies acquisition and software license payments.

Projected capital expenditures in 2006 of approximately $65-$75 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems.

In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares. Under the share repurchase program, we purchased 4.6 million shares of our common stock in 2006 at an aggregate cost of $256.1 million. As of September 30, 2006, the total remaining common shares we are authorized to repurchase under this program is 6.2 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During the nine months ended September 30, 2006, we received $273 million in dividends from our regulated subsidiaries.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of September 30, 2006 and December 31, 2005 (in millions, except percentage data):

	September 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)

Regulated capital and surplus	$935.4	$897.4
300% of RBC	$555.3	$555.3
Excess capital and surplus above 300% of RBC	$380.1	$342.1
Capital and surplus as percentage of RBC	505%	485%
Statutory deposits	$54.8	$49.4

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings partially offset by dividends paid to the parent company during the quarter.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $458.7 million and $347.2 million at September 30, 2006 and December 31, 2005, respectively. The increase was primarily due to the dividends received from our regulated subsidiaries and earnings from our non-regulated First Health business offset, in part, by the share repurchases discussed previously.

Outlook

The Medicare Part D program is new in 2006 and because of the benefit plan design of the Medicare Part D program, the results for the quarter and nine months ended September 30, 2006, are not indicative of what the annual results will be. While our risk revenue stream throughout 2006 will be level, the benefit plan design of the Medicare Part D program will not produce a level pattern of claim cost during 2006. As expected, it has produced a higher level of claim costs at the beginning of the year, with declining claim costs through the rest of the year.

Consequently, the first and second quarter results included a loss of $0.06 and $0.01, respectively, per diluted share for the Medicare Part D program. The third quarter results included a gain of $0.07, per diluted share. The fourth quarter results are anticipated to be better than the results of the third quarter.

In 2007, we are expecting a relatively modest 1% increase in our commercial risk membership and growth in our Health Plan based non-risk membership of approximately 5%. In addition, we are expecting our Medicare HMO membership to grow in the range of 5% to 10% and our Medicaid membership to grow in the range of 3% to 5%. For our Part D business, we expect overall membership to be consistent with or slightly favorable to 2006 results.

For 2007, we will offer a new Medicare Advantage Private Fee-For-Service (PFFS) plan in 43 states. Through the combined efforts of our various distribution channels, we expect to generate between 50,000 to 65,000 new PFFS members during 2007 with associated revenue of approximately $500 million.

Other

The Company’s contract with the National Postal Mail Handlers Union requires that the Company fund any Mail Handlers Benefit Plan (the “Plan”) expenses after the Plan’s reserves have been fully utilized. We believe the Plan’s reserves as of September 30, 2006 are sufficient to cover the Plan expenses.

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

On January 28, 2005, the Company completed its acquisition of First Health Group Corp. (“First Health”). We continue to modify and evaluate additional processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of First Health and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in the Company’s 2006 Annual Report on Form 10-K. For the nine months ended September 30, 2006, First Health’s total assets, total revenues and total operating earnings represent approximately 12.6%, 10.9% and 19.3%, respectively, of the consolidated financial statements of the Company.

Excluding First Health, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We contract with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals. While we believe we have adequately reviewed our assumptions regarding the Medicare Part D program, our actual results may differ from our assumptions. Risks associated with the Medicare prescription drug plans include:

•	an increase in the cost of pharmaceuticals;
•	inability to receive and process information;
•	higher than expected utilization;
•	potential uncollectability of receivables;
•	new mandated benefits or other regulatory changes that increase our costs; and
•	other unforeseen occurrences.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended September 30, 2006 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2006	-	$-	-	6,169
August 1-31, 2006	-	$-	-	6,169
September 1-30, 2006	1	$52.93	-	6,169

Totals	1	$52.93	-	6,169

(1) Purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)     These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In February 2006, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8,135 thousand shares.

ITEM 3: Not Applicable

ITEM 4: Not Applicable

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

10.1	Amended Coventry Health Care, Inc. 2004 Incentive Plan.

10.2	Form of Amendment to Coventry Health Care, Inc. Non–Qualified Stock Option Agreement.

10.3	Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement.

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	November 8, 2006	/s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	November 8, 2006	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 8, 2006	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10.1	Amended Coventry Health Care, Inc. 2004 Incentive Plan.

10.2	Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement.

10.3	Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement.

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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