Form 10-K
period 2006-12-31
COVENTRY HEALTH CARE INC
filed 2007-02-28
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, $.01 par value

Common Stock purchase rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑                  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $8,729,678,553.

As of January 31, 2007, there were 159,475,200 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2006.

These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Item 1A, “Risk Factors” in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, unanticipated revenue short falls in recently acquired companies, price restrictions under Medicaid and Medicare, problems in integrating or realizing efficiencies in acquired companies, issues related to product marketing and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to the inability in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and litigation risk.

Item 1: Business

General

We are a national managed health care company based in Bethesda, Maryland, operating health plans, insurance companies, network rental/managed care services companies, and workers’ compensation services companies. We provide a full range of risk and fee-based managed care products and services, including health maintenance organization (“HMO”), preferred provider organizations (“PPO”), point of service (“POS”), Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies and other insurance carriers and administrators in all 50 states, as well as the District of Columbia and Puerto Rico.

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

Our Health Plans segment offers a broad range of managed care products to a broad cross-section of employers including federal, state, and local governments. In selected markets, we participate in Medicaid and Medicare Advantage. In addition, we participate in Medicare Prescription Drug programs in all 34 CMS established regions. Our products include traditional HMO, PPO and POS. We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs, as well as on a self-funded basis where we perform administrative services only for a fee and the customer assumes the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”). The Medicare Advantage and Medicaid products offered through our health plans are risk products.

Our First Health segment serves the group health, workers’ compensation and state public program markets and assists a broad range of payor clients through a portfolio of both integrated and stand-alone managed care and administrative products. The components of First Health’s offerings include:

•	A broad, national preferred provider organization of directly contracted, quality, cost-effective health care providers
•	Clinical programs, including case management, disease management and return to work programs
•

Administrative products, including group health claims administration and workers compensation business process outsourcing, including bill review, first report of injury and front end claim processing

•	Pharmacy benefit management
•	Fiscal agent services (generally for state entitlement programs)
•	Group health insurance products

Health Plan Business

Health Plan Products

Commercial Risk

Our health plans offer individuals and employer groups a full range of commercial risk products, including HMO, PPO and POS products. Our health plans design their products to meet the needs and objectives of a wide range of employers and members and to comply with the regulatory requirements in the markets in which they operate. Our health plans had 1.5 million commercial risk members as of December 31, 2006 that accounted for $4.5 billion of revenue in 2006.

Our health plan products vary with respect to product features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health and ancillary diagnostic and therapeutic services. In general, a fixed monthly premium covers all HMO services although some benefit plans require co-payments or deductibles in addition to the basic premium. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our health plan HMO products have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

Our health plan risk-based PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required and use providers that do not participate in our health plan managed care networks. If a member chooses a non-participating provider, deductibles, co-payments and other out-of-pocket costs to the member generally are higher than if the member chooses a participating provider. Our health plans also offer high deductible health plan products in conjunction with our consumer directed products. Premiums for our health plan PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Medicare Advantage

As of December 31, 2006, our health plans operated four Medicare Advantage (“MA”) HMOs in four states covering 65,187 members and operated four Medicare demonstration PPOs in six states covering 14,531 members. The Medicare Advantage line of business accounted for $814.6 million of revenue in 2006.

The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts. In 2006, 25% of the payment was based on demographic factors of the individual member and 75% is based on individually determined health risk adjusters. In 2007, and beyond it will be 100% health risk based. Our health plans also receive a monthly premium from most of their Medicare members and/or their employer. However, beginning in 2006, each Medicare market in which the health plan segment operates had at least one plan for which members do not pay a premium.

Commencing January 1, 2007, the Company will offer Medicare Advantage Private Fee for Service (PFFS) plans in 43 states under the name Advantra Freedom. These plans are offered under a contract with CMS and provide enrollees with all benefits they receive under Original Medicare plus additional benefits such as preventive care and eyeglasses/hearing aid coverage and pharmacy benefits. Enrollees are not limited to network providers, but may utilize any provider willing to accept the plan’s terms and conditions. Providers generally receive the same reimbursement as under original Medicare. The Company’s products will be underwritten by its health insurance subsidiaries.

Medicare Part D

The Medicare Part D program, which provides eligible beneficiaries access to prescription drug coverage, took effect January 1, 2006. As part of the Medicare Part D program, eligible Medicare recipients are able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for dual-eligible beneficiaries. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid by Medicare region by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Our new Medicare Part D business, which began in 2006, accounted for $669.9 million of revenue in 2006 and had 687,000 members as of December 31, 2006. The Medicare Part D plans are marketed under the brand names of Advantra Rx, First Health Premier and First Health Select. For 2007, these plans include options with first dollar coverage (no deductible) and options for coverage within the “doughnut hole” or the coverage gap in which no insurance coverage under the standard Part D program is available. Products are underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to sell Medicare Part D prescription drug products to Medicare beneficiaries.

Medicaid

Certain of our health plans offer health care coverage to Medicaid recipients in seven states which, as of December 31, 2006, covered 373,000 members and accounted for $762.1 million of revenue in 2006. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of the Medicaid members are in the Michigan, Missouri and Pennsylvania markets, representing 84.9% of the total Medicaid membership.

Management Services

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these Administrative Services Only (“ASO”) arrangements typically include network management, claims processing, utilization management and quality assurance. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are most commonly also extended to ASO customers. Under the ASO arrangements, our health plans receive a fixed fee for management services and access to their provider networks and they assume no underwriting risk. As of December 31, 2006, the health plans had approximately 621,000 non-risk health plan members.

Health plan management and other administrative services accounted for $124.6 million of revenue for the year ended December 31, 2006.

Health Plan Markets

The geographic markets in which our health plans operate are described as follows:

•	Delaware — commercial products in Delaware and Maryland; Medicaid products in the Baltimore metropolitan area.
•	Georgia — commercial products in the greater Atlanta, Savannah and Macon metropolitan areas.
•	Illinois — commercial products, primarily in the Western, Northern (exclusive of the Chicago Metropolitan area) and Central Illinois areas.
•	Iowa — commercial products to members primarily in the Des Moines metro area; Medicaid products in the Waterloo area; and Medicare Advantage products in five counties.
•	Kansas — commercial products in Kansas and portions of Western Missouri and Oklahoma; Medicare Advantage products in the Kansas City and Wichita metropolitan areas.
•	Louisiana — commercial products, primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Michigan — Medicaid products in Wayne County, Michigan.
•

Missouri— commercial and Medicare Advantage products to members in the St. Louis metropolitan area, including portions of Southern Illinois; Medicaid products also in the St. Louis metropolitan area and Central and Western Missouri.

•	Nebraska — commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska.
•	North Carolina — commercial products in the Durham (primarily Charlotte and Raleigh) and Charleston, South Carolina metropolitan areas.
•

Pennsylvania — commercial products primarily in Harrisburg, Lehigh Valley and the State College metropolitan areas comprising the Central Pennsylvania market; commercial products in the Philadelphia metropolitan area comprising the Eastern Pennsylvania market; commercial products in Pittsburgh, Erie and portions of Eastern Ohio comprising the Western Pennsylvania market; Medicaid products in the Harrisburg metropolitan area; and Medicare Advantage products in the Pittsburgh, Harrisburg and State College metropolitan areas.

•	Utah — commercial products primarily in the Ogden, Salt Lake City and Provo metropolitan areas; commercial products also in Wyoming and Idaho.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial, Medicaid and Medicare Advantage products to a service area covering a majority of the state’s population.

Health Plan Membership

The following tables show the total number of health plan members as of December 31, 2006 and 2005 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2006	2005	Change
Membership by market:
Delaware	148	119	24.4%
Georgia	102	78	30.8%
Illinois	103	93	10.8%
Iowa	60	67	(10.4%)
Kansas	227	218	4.1%
Louisiana	55	64	(14.1%)
Michigan	58	61	(4.9%)
Missouri	432	449	(3.8%)
Nebraska	63	54	16.7%
North Carolina	117	133	(12.0%)
Pennsylvania	683	739	(7.6%)
Utah	222	208	6.7%
Virginia	177	181	(2.2%)
West Virginia	77	82	(6.1%)
Total membership	2,524	2,546	(0.9%)

	December 31,		Percent
	2006	2005	Change
Risk membership:
Commercial	1,450	1,486	(2.4%)
Medicare Advantage	80	75	6.7%
Medicaid	373	393	(5.1%)
Total risk membership	1,903	1,954	(2.6%)
Non-risk membership	621	592	4.9%
Total membership	2,524	2,546	(0.9%)

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

Our health plans have capitation arrangements for certain ancillary health care services, such as mental health care, laboratory services and, in some cases, physician services. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs, but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements. Medical costs associated with capitation arrangements made up approximately 6.1%, 6.5%, and 7.1% of our total medical costs for the years ended December 31, 2006, 2005 and 2004, respectively. Membership associated with global capitation arrangements was approximately 110,000, 116,000 and 127,000 as of December 31, 2006, 2005 and 2004, respectively. Based on our knowledge and experience, we do not consider the financial risk associated with our existing capitation arrangements to be material.

Health Plan Medical Management

Our health plans have established systems to monitor the availability, appropriateness and effectiveness of the patient care their network providers provide. Our health plans collect utilization data in each of our health plan markets that is used to analyze over-utilization or under-utilization of services and to assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Our corporate medical department monitors the medical management policies of our health plans and assists our health plans in implementing disease management programs, quality assurance programs and other medical management tools. In addition, our health plans have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment.

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

Each of our health plans either employs or contracts with physicians as medical directors who monitor the quality and appropriateness of the medical services provided to our members. The medical directors supervise medical managers who review and approve, for coverage in accordance with the health benefit plan, requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

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

Health Plan Information Technology

We believe that integrated and reliable information technology systems are critical to our health plans’ success. We have implemented advanced information systems to improve the operating efficiency of our health plans, support medical management, underwriting and quality assurance decisions and effectively service our employer customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing. Our centralized data center processes approximately 26.0 million claims annually.

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

In 2006, approximately 72.9% of our claim transactions were received from providers in a HIPAA compliant electronic data interface format. In 2006, our claims system auto adjudicated 80.9% of all claims.

Health Plan Marketing

Our health plans market commercial HMO, POS and PPO products to individuals and employer group purchasers in their local markets. Employer groups are offered coverage on both a fully insured and self-funded basis, the latter occurring most commonly in the large group segment. Among small and medium size employers, our health plan commercial products are most commonly offered on an exclusive basis. In the large group segment, our health plan products may be made available to employees as one option among multiple carriers. In all size segments, employers generally pay a large part of their employees’ health care premiums, although we have witnessed a gradual trend toward a growing portion of that cost being assumed by employees. Typically our health plan employer group contracts are up for renewal annually.

To respond to market demand, our health plans have expanded the number of lower cost product options made available to employee group purchasers. These include Coventry FlexChoice products, a family of “consumer driven” products whereby the employee bears a substantially greater proportion of healthcare costs through mechanisms such as higher deductibles augmented by HRAs. In addition, our health plans offer HSAs which are tax-advantaged accounts for healthcare expenses. We continue to invest in an array of consumer-driven health plan alternatives.

Our health plans market their managed care products and services through their own direct sales staff and a network of several thousand independent brokers and agents. Our membership growth efforts are focused on both developing new business and retaining existing business. We compensate our direct sales staff through a combination of base salary and incentive arrangements. We compensate our independent brokers and agents on a commission basis.

Our products and services are most commonly marketed in a two-step process in which presentations are made first to employers to secure contracts to provide health benefits. In most instances, our health plan sales are made on a complete replacement basis. If they are co-existing in an employer account with another carrier, our health plan direct sales staff will then be involved in the solicitation of employees (subscribers) from the employee base during periodic open enrollments during which employees are permitted to change health care programs. In some markets, this second step of the marketing process incorporates workplace presentations, direct mail and mass media advertising to target prospective members.

Our health plan Medicaid products are marketed to Medicaid recipients by state Medicaid authorities. These contracts typically renew on an annual basis.

Our health plans commonly promote Medicare Advantage products through mass media and direct mail to both individuals and retirees of employer groups that provide benefits to retirees. Networks of independent brokers and agents are also used in the marketing of Medicare products. While Medicare enrollees are able to disenroll monthly, beginning in 2006, a “lock-in” period starting in May was introduced, in which specific criteria has to be met to disenroll.

Our health plans seek to enroll eligible Medicare members in plans covering both medical and pharmacy benefits. In 2006, we also began offering a stand alone prescription drug plan under the new CMS regulations. This product is marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement Health Insurers and third party payors and administrators (“TPAs”) and related broker distribution entities. Beginning in 2007, Medicare Private-Fee-For-Service (“PFFS”) products will be offered by our company. Products will be underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to provide PFFS products to Medicare beneficiaries.

Our health plans maintain an active presence in the communities they serve through participation in health fairs, special children’s programs and other community activities, which we believe enhances our visibility and reputation in these communities.

Health Plan Significant Customers

Our health plan commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. We received 21.6%, 11.8% and 10.9% of our managed care premiums for the years ended December 31, 2006, 2005 and 2004, respectively, from the federal Medicare program throughout our various health plan markets. We also received 11.1%, 13.2% and 11.7% of our managed care premiums for the years ended December 31, 2006, 2005 and 2004, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets. In 2006, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

Health Plan Competition

The managed care industry is highly competitive; both nationally and in the individual markets we serve. Generally, in each market, we compete against local health plans and nationally focused health insurers and managed care plans. We compete for employer groups and members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care and service, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies.

First Health Business

Our First Health segment is a collection of health benefits services companies that serve the Group Health and Specialty sectors.

Group Health Sector Overview

The Group Health business offers its managed care and administrative products to commercial payors in three customer classifications: National Accounts, Federal Employee Health Benefits Program (“FEHB Program”) and Network Rental.

National Accounts

First Health serves businesses with locations in several states that self-insure the health care benefits of their employees subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). A variety of stand-alone managed care services, as well as a portfolio of integrated health plan products, are generally offered to national, multi-site companies with 500 employees or more as well as to mid-size companies in regional and local markets.

Federal Employee Health Benefits Program

First Health has provided services to plans in the FEHB Program for nearly two decades. The FEHB Program is the largest employer-sponsored group health program in the United States. The FEHB Program sector is both a business-to-business and business-to-consumer sector where federal employees have the opportunity to choose a health benefits carrier from a number of offered plans each year. First Health provides a variety of managed care and administrative services and serves as the plan administrator to the Mail Handlers Benefit Plan (“MHBP”), First Health’s largest client. The MHBP offers health care benefits under the FEHB Program to federal employees and annuitants nationwide. First Health also provides a full range of managed care and administrative services to MHBP and, to a lesser degree, provides various managed care or administrative services to certain other FEHB Program Plans.

Network Rental

First Health offers its national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. This business primarily operates on a business-to-business basis, focusing on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs. A block of small group insured business underwritten by First Health Life and Health and supported by our provider network is included in the Group Health sector.

Specialty Sector Overview

The Specialty businesses offer network managed care and administrative services to Workers’ Compensation and Public/Medicaid customers.

Workers’ Compensation

First Health offers administrative services to workers’ compensation TPAs, state funds and insurance carriers who underwrite or administer workers’ compensation insurance programs. Workers’ Compensation insurance covers the cost of medical care and lost wages for workers injured on the job. First Health offers managed care services, and clinical management programs as well as business process outsourcing services which include bill review, imaging, work flow management and first report of injury. In general, workers’ compensation carriers and self-funded entities have experienced significant challenges in recent years due to increases in medical costs. As a result, there is a demand by payors for products that target high cost and/or high volume services. First Health believes it has one of the largest and most cost effective national workers’ compensation network and bill review system that creates a value proposition for its customers. In addition, First Health has developed other products to help its clients contain costs such as a subset point-of-entry network (smaller network of providers that are accessed for initial treatment by injured workers) and a Medicare set-aside program (when a payor determines that they want to settle a workers’ compensation claim, a Medicare set-aside program must be submitted to CMS, under certain conditions, to ensure that Medicare’s rights as the secondary payor are protected). Furthermore, First Health’s business process outsourcing provides customers with work flow and medical records value-added solutions.

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

First Health Services has been able to utilize its Medicaid fiscal agent expertise, its base of experience in the public sector and its client relationships with over 27 state governments to provide new products and services as the public sector health programs (primarily Medicaid) move toward more efficient utilization of health care services.

Group Health Products

Provider Network

The national provider network incorporates both group health and workers’ compensation medical providers. The provider network is the core of our Group Health and Workers’ Compensation business, providing the foundation for all other Group Health products and services. We contract with hospitals, physicians and other health care providers that provide health care services at pre-negotiated rates to members and customers of various payors, including employee groups, workers’ compensation payors or other payors. Provider networks offer a means of managing health care costs by reducing the per-unit price of medical services accessed through the network while providing an increased number of patients to providers. Our provider network aggregates hospitals, physicians and other health care providers all across the country and allows First Health to offer services at pre-negotiated rates to a diverse group of payors, including group health and workers’ compensation insurance carriers, TPAs, HMOs, self-insured employers, union trusts and government employee plans.

Our provider network maximizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnostic Related Group (“DRG”) based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated to control attempts to increase charges by inflating the price list.

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

Medical Claims Administration and Health Plan Services

First Health provides comprehensive claims administration to group health clients who purchase its managed care services. First Health provides clients with an integrated package of health care benefits administration, including:

•	Managed care administration
•	Medical, dental and vision claims processing
•	Prescription drug plan administration
•	Flexible spending account administration
•	Health care reimbursement account administration
•	COBRA administration
•	Health savings account administration
•	Subrogation administration
•	Access to member services representatives 24-hours-a-day, 7-days-a-week

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

First Health Bill Review provides its clients with an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which represent the maximum reimbursement for medical services provided to the injured worker, differ by state (and change as state laws and regulations are passed and/or amended). The system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, First Health subjects bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices. First Health maintains and supports virtually all aspects of the system. Therefore, clients gain efficiencies when using its integrated services by decreasing the staff previously required to support bill processing systems. First Health has the capability to program and implement client-specific enhancements, which provides truly customized bill review systems for its clients.

The system supports a number of electronic data interchanges from front-end systems, including claim systems and bill entry systems. The system also supports electronic data interchange (“EDI”) output to populate back-end systems such as payment systems, claims systems, explanation of review production, state reporting and data warehousing.

In addition, its bill review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who lease the First Health Bill Review system have online access to their data and are able to create numerous reports at their desktops.

First Report of Injury

Early medical management intervention is important to achieving optimal outcomes in workers’ compensation cases. Prompt notification and initiation of medical management helps ensure that injured persons receive appropriate treatment that expedites their recovery and return to work.

The First Health First Report of Injury system is a quick and easy-to-use service that greatly simplifies the reporting process for workplace injuries, as well as non-occupational disability, property and general liability claims. The First Health First Report of Injury service promotes immediate intervention after such occurrences. The system can transmit a first report to a designated representative within hours of notification. In addition to expediting reporting, the system can serve as a gateway to medical management services and channeling work place injury patients to our provider network.

Medicaid/Public Products

Pharmacy Benefit Management

First Health Services’ pharmacy benefit management (“PBM”) program manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. This PBM program is one of the largest of its kind in the country and provides a full range of services, including:

•	Pharmacy point-of-sale eligibility verification and claims processing
•	Provider network development and management
•	Case management programs
•	Prospective and retrospective drug utilization reviews
•	Prescriber and provider profiling
•	Prescriber education, preferred drug list development and manufacturers’ rebate contracting and administration
•	Prior authorization of pharmaceutical use

•	First IQ™, a proprietary database and decision support system for drug utilization management (e.g., retrospective drug utilization review and clinical intervention management)

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

Through the acquisition of Provider Synergies, L.L.C. (effective January 1, 2006), we expanded and enhanced our offering of customized clinical pharmacy management services, including preferred drug list management and drug rebate contracting services, to state Medicaid programs across the country.

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

First Health Services’ customers include state Medicaid agencies, state departments of human services and departments of health serving Medicaid populations and other public assistance health benefit programs. Typically, fiscal agent systems are modified to meet a specific state’s program policy and administration requirements so that services are offered for all claim types. First Health Services has developed and operates a CMS certified information system for each client. These systems are utilized to process and adjudicate eligibility, health care claims and encounters, pay providers under a full range of reimbursement methods and generate reports for use in managing the program.

First Health Marketing

Group Health Sector

We primarily market our services to national, multi-site direct accounts, including self-insured employers, government employee groups and multi-employer trusts with greater than 500 employees. In addition, we market our services to and through group health insurance carriers and TPAs.

In the case of insurance carriers, we typically enter into a master service agreement under which we agree to provide our cost management services to health care plans maintained by the carrier’s customers. Our services are offered not only to new insurance policyholders, but also to existing policyholders at the time group health policies are renewed.

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

For our Network Rental business, we market on a business-to-business basis directly to TPAs and insurance carriers. In turn, our customers have primary responsibility for offering our services to their underlying clients, relieving us of significant marketing expense. We support these efforts through participation in the proposal process. The clients of our TPA and carrier customers typically are small in size and limited in geography.

Specialty Sector

For our Workers’ Compensation Services business, we solicit insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels. For our Medicaid/Public business, we sell our government PBM, health care management and fiscal agent business lines through an internal sales team to state and local governments across the United States. While most contracts are ultimately awarded via request-for-proposals and a competitive bid process, pre-selling efforts are critical in targeting opportunities that best match our capabilities and service offerings. Through this pre-sell effort, we are also able to identify the particular needs of prospective clients and provide assistance in public and program policy development.

First Health Significant Customers

Our customer, the Mail Handlers Benefit Plan, represented 22.7% and 22.8% of our First Health revenues and 2.5% and 2.8% of Coventry’s consolidated revenues for the years ended December 31, 2006 and 2005, respectively. Our contract with the Mail Handlers Benefit Plan is up for renewal on December 31, 2007. No other customer represented 10% or more of our First Health business revenues for the years ended December 31, 2006 and 2005.

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

The Medicaid/Public business serves state and local governmental agencies in three distinct focus areas-fiscal agent, pharmacy, and healthcare management services. Each of these lines of business has varying competitive factors that affect entry into the market as a new competitor. Fiscal agent services are provided to state Medicaid programs by four major competitors, including First Health. The market for pharmacy services to states that have elected to outsource pharmacy benefit management services is served by a select group of major national competitors including First Health. The market for healthcare management services is more fragmented with no distinguishable market leader. In addition to national competitors including First Health, regional peer review organizations/quality improvement organizations also hold contracts in their individual states or a local market.

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

State Regulation

The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance companies and HMO subsidiaries. One of our insurance company subsidiaries, Coventry Health and Life Insurance Company (“CH&L”), offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not currently offer traditional health indemnity insurance. In addition, one of our subsidiaries, First Health Life & Health Insurance Company, offers a small group PPO product in certain states.

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

Our First Health workers’ compensation business is also subject to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers’ compensation field have been limited to legislation on a state-by-state basis. Many states have adopted guidelines for utilization management and have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor.

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

Federal Regulation

Privacy, Security and other HIPAA Requirements

The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Further, our privacy and security practices are subject to various state laws and regulations. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretation. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. Further, state and local authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. The U.S. Congress also is considering similar or additional measures.

HIPAA includes administrative requirements directed at simplifying electronic data interchange through standardizing transactions and establishing uniform health care provider, payer and employer identifiers. Assignment of a unique national identifier for providers must be implemented by May 2007. We are implementing the administrative changes, systems enhancements and training necessary to satisfy this requirement.

HIPAA also imposes obligations for health insurance issuers and health benefit plan sponsors. HIPAA requires guaranteed health care coverage for small employers having 2 to 50 employees and for individuals who meet certain eligibility requirements. HIPAA also requires guaranteed renewability of health coverage for most employers and individuals and contains nondiscrimination requirements. HIPAA limits exclusions based on pre-existing conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage.

Failure to comply with any of the statutory and regulatory HIPAA requirements, state privacy and security requirements and other similar federal requirements could subject us to significant penalties.

ERISA

The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. For instance, the U.S. Department of Labor regulations under ERISA (insured and self-insured) regulate the time allowed for health and disability plans to respond to claims and appeals, establish requirements for plan responses to appeals and expand required disclosures to participants and beneficiaries. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee benefit plans that are covered by ERISA.

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

The federal False Claims Act prohibits knowingly submitting false claims to the federal government. Private individuals known as relators or whistleblowers may bring actions on the government’s behalf under the False Claims Act and share in any settlement or judgment. Violations of the federal False Claims Act may result in treble damages and civil penalties of up to $11,000 for each false claim. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes such as the federal anti-kickback statute have thereby submitted false claims under the False Claims Act. Under the Deficit Reduction Act of 2006 (“DEFRA”), every entity that receives at least $5 million annually in Medicaid payments must establish, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. The Company has established written policies which it believes are in compliance with this provision of DEFRA.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws.

Federal Employees Health Benefits Program

Our health plans contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the FEHB Program in their service area. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHB Program. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program if the health plan is found to be non-compliant with the program requirements.

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

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2006 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2007, we employed approximately 10,250 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions through December 31, 2006. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc.	Pennsylvania	HMO	1988
Group Health Plan, Inc.	Missouri	HMO	1990
Southern Health Services, Inc.	Virginia	HMO	1994
HealthCare USA, Inc.	Multiple Markets	Medicaid	1995
Principal Health Care, Inc.	Multiple Markets	HMO	1998
Carelink Health Plans	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina	North Carolina	HMO	1999
PrimeONE, Inc.	West Virginia	HMO	2000
Maxicare Louisiana, Inc.	Louisiana	HMO	2000
WellPath Community Health Plans	North Carolina	HMO	2000
Prudential Health Care Plan, Inc.	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc.	Virginia	HMO	2001
Health Partners of the Midwest	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc.	Kansas	HMO	2001
NewAlliance Health Plan, Inc.	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc.	Kansas	HMO	2002
PersonalCare Health Management, Inc.	Illinois	HMO	2003
Altius Health Plans, Inc.	Utah	HMO	2003
OmniCare Health Plan	Michigan	Medicaid	2004
First Health Group Corp.	Multiple Markets	Multiple Products	2005
Providers Synergies, L.L.C.	Multiple Markets	Rx Management Services	2006

Service Marks and Trademarks

We have the following federally registered service marks:

Advantra	First Health with heart logo	OmniCare Plus
Altius Health Plans blue logo	First Health Services Corporation (2 registrations)	Omni Perks
Babylove Program	First IQ	PersonalCare What You Want in a Health Plan logo
Be Sure	First SX	POW
C Torch logo	GHP	POW-Providers on the Web
Carelink	GHP logo	POW Providers on the Web logo
CCN	HealthAmerica	Powered by People
CCN with shadow logo	HealthAmericaOne	Sensicare
CCN logo without shadow	HealthAssurance (2 registrations)	Senior Life Management
CompAmerica	HealthAssurance Flex	SouthCare
Compare	Heart logo	SouthCare Medical Alliance logo
Coventry (2 registrations)	It’s That Simple	Strong Starts
Coventry FlexChoice	Making Health Care as Simple as 1, 2, 3	The Answer To Your Health Care Needs
Coventry Healthy Choices Program	Mid America Health logo	True to Life
Coventry USA	Mid America Health Access	WellPath
Cross logo	Mid America Health Access +	WellPath 65
DirectorEase	Mid-America Health Network	With You When It Matters
First Claim	OmniCare
First Health (3 registrations)	OmniCare Health Plan

We have pending applications for federal registration of the following service marks: “CHCCARES,” “CHCCARE,” “CoventryOne,” “HealthCare USA,” “HealthAssurance FlexChoice,” “WellFirst Gold,” and “WellFirst+Gold.”

We also have the right in perpetuity to use the “HealthCare USA” mark in Missouri, Illinois, Kansas and Florida.

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of January 1, 2007:

Name	Age	Position

Dale B. Wolf	52	Chief Executive Officer and Director
Thomas P. McDonough	58	President
Harvey C. DeMovick, Jr	60	Executive Vice President, Customer Service Operations and Chief Information Officer
Shawn M. Guertin	43	Executive Vice President, Chief Financial Officer and Treasurer
Francis S. Soistman, Jr	50	Executive Vice President
Bernard J. Mansheim, M.D.	60	Senior Vice President and Chief Medical Officer
Harry “Skip” Creasey	52	Senior Vice President
Thomas C. Zielinski	55	Senior Vice President and General Counsel
Patrisha L. Davis	51	Vice President and Chief Human Resources Officer
John J. Ruhlmann	44	Senior Vice President and Corporate Controller

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

Shawn M. Guertin was elected Executive Vice President and Chief Financial Officer of our Company effective January 2005. Prior to that he served as Senior Vice President of our Company from February 2003 to December 2004. He has served as President of Coventry Health and Life Insurance Company since February 2002. From January 1998 to February 2003, he was Vice President of Finance of our Company. Mr. Guertin is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Francis S. Soistman, Jr. was elected Executive Vice President, effective January 2005. Mr. Soistman is in charge of Individual Consumer Markets and State and Federal Government Programs and, previously was in charge of Health Plan Operations. Prior to that he served as Senior Vice President of our Company from April 1998 to December 2004. He was named President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc. and HealthAssurance Pennsylvania, Inc., our Pennsylvania subsidiaries, in May 1998 and July 2001, respectively, to January 2005.

Bernard J. Mansheim, M.D. was elected Executive Vice President of our Company effective August 2006. Prior to that he served as Senior Vice President of our Company from April 1998 to August 2006. He has served as our Chief Medical Officer since April 1998. Dr. Mansheim is Board Certified in Internal Medicine and Infectious Diseases and is a Fellow of the American College of Physicians.

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

John J. Ruhlmann was elected Senior Vice President of our Company in November 2006. Prior to that time he was Vice President of our Company from November 1999 to November 2006. He has served as our Corporate Controller since November 1999.

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

A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;
•	reductions in the number of employers offering health care coverage;
•	reductions in work force by existing customers;
•	our increases in premiums or benefit changes;
•	our exit from a market or the termination of a health plan;
•	negative publicity and news coverage relating to our company or the managed health care industry generally; and
•	catastrophic events, including natural disasters and man-made catastrophes, and other unforeseen occurrences.

Our growth strategy is dependent in part upon our ability to acquire additional managed care businesses and successfully integrate those businesses into our operations.

Part of our growth strategy is to grow through the acquisition of additional health plans and other managed care businesses. Historically, we have significantly increased our revenues through a number of acquisitions. We can not assure you that we will be able to continue to locate suitable acquisition candidates, successfully integrate the businesses we acquire and realize anticipated operational improvements and cost savings. The businesses we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions.

Competition may limit our ability to attract new members or to increase or maintain our premium rates, which would adversely affect our results of operations.

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

We compete with other managed care companies that may have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources. We also may face increased rate competition from certain Blue Cross plan competitors that might be required by state regulation to reduce capital surpluses that may be deemed excessive.

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

Our future results largely depend on our ability to enter into cost-effective agreements with hospitals, physicians and other health care providers. The terms of those provider contracts will have a material effect on our medical costs and our ability to control these costs. In addition, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will impact the relative attractiveness of our managed care products in those markets, and our ability to contract at competitive rates with our PPO and workers’ compensation related providers will affect the attractiveness and profitability of our products in the national account, network rental and workers’ compensation businesses.

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

We may incur significant expenses in connection with implementing our new Medicare Advantage Private Fee-For-Service (PFFS) plan, which may have an adverse effect on our near-term operating results.

We received approval from CMS to offer PFFS plans. We have begun to incur expenses to upgrade and improve our infrastructure, technology, and systems to manage our PFFS product. We incurred significant expenses in 2006 as we prepared to provide these PFFS benefits as of January 1, 2007, and will in the future incur additional expenses. In particular, our expenses incurred in connection with the implementation of our PFFS benefits related to the following:

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

We conduct business in a heavily regulated industry and changes in laws or regulations or alleged violations of regulations could adversely affect our business and results of operations.

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
•

limit ability of health plans to manage care and utilization due to “any willing provider” and direct access laws that restrict or prohibit product features that encourage members to seek services from contracted providers or through referral by a primary care provider;

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

We may be adversely affected by changes in government funding for Medicare and Medicaid.

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid. The Deficit Reduction Act of 2006, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over 5 years. In addition, proposed regulatory changes would, if implemented, further reduce federal Medicaid funding. We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

We are subject to litigation in the ordinary course of our business, including litigation based on new or evolving legal theories that could adversely affect our results of operations.

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

Our regulated subsidiaries conduct a substantial amount of our consolidated operations. Consequently, our cash flow and our ability to pay our debt and fund future acquisitions depends, in part, on the amount of cash that the parent company receives from our regulated subsidiaries. Our subsidiaries’ ability to make any payments to the parent company will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and may restrict their ability to pay dividends or make cash transfers to the parent company. If our regulated subsidiaries are restricted from paying the parent company dividends or otherwise making cash transfers to the parent company, it could have material adverse effect on the parent company’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Statutory Capital Requirements.”

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
•

provide that amendment or repeal of the provisions of our certificate of incorporation establishing our classified board of directors must be approved by the affirmative vote of the holders of three-fourths of our outstanding shares; and

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

Changes in general economic conditions could adversely affect our business and results of operations.

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

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 19.2% of our total revenue in 2006 and is expected to exceed 26.0% in 2007. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Act”) and the Drug Act’s implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans, restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the Drug Act and the Medicare program generally.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the Drug Act include potential uncollectability of receivables, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs (as well as the underlying seasonality of this business).

In 2007, we expect that our Medicare programs will expand. Specifically, we will be introducing PFFS Medicare Advantage plans, expanding our Medicare Part D prescription drug benefits plans to all states, and enhancing our HMO/PPO product offerings. All of these growth activities require substantial administrative and operational capabilities which we are in the process of developing. If the transition and implementation of these key operational functions does not occur as scheduled, or we are unable to develop administrative capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business and operating results.

In addition, if the cost or complexity of the recent Medicare changes exceed our expectations or prevent effective program implementation, if the government alters or reduces funding of Medicare programs, if we fail to design and maintain programs that are attractive to Medicare participants or if we are not successful in winning contract renewals or new contracts under the Drug Act’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2006, we leased approximately 60,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,696,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 7% is subleased. Our leases expire at various dates from 2007 through 2018. We also own eight buildings throughout the country with approximately 727,000 square feet, which is used for administrative services related to our health plan and other operations, of which less than one percent is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Proceedings” which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2006.

PART II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) stock market under the ticker symbol “CVH.” The following table sets forth the quarterly range of the high and low sales prices of the common stock on the NYSE stock markets during the calendar period indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

	2006		2005
	High	Low	High	Low
First Quarter	$ 61.88	$ 53.70	$ 45.77	$ 34.21
Second Quarter	55.46	45.37	48.39	42.11
Third Quarter	57.66	50.29	58.07	44.33
Fourth Quarter	52.29	44.33	60.31	49.57

On January 31, 2007, we had approximately 629 stockholders of record, not including beneficial owners of shares held in nominee name. On January 31, 2007, our closing price was $51.55.

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

In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. Under the share repurchase program, we purchased 4.6 million shares of our common stock in 2006 at an aggregate cost of $256.1 million. We did not repurchase any shares in 2005 under this program. As of December 31, 2006, the total remaining common shares we are authorized to repurchase under this program is 6.2 million.

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during the quarter ended December 31, 2006 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
October 1-31, 2006	3	$ 50.60	-	6,169
November 1-30, 2006	-	$ -	-	6,169
December 1-31, 2006	7	$ 49.50	-	6,169

Totals	10	$ 50.23	-	6,169
(1)	Purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

Item 6: Selected Financial Data

(in thousands, except per share and membership data)

	December 31,
	2006	2005	2004	2003	2002
Operations Statement Data (1)
Operating revenues	$ 7,733,756	$ 6,611,246	$ 5,311,969	$ 4,535,143	$ 3,576,905
Operating earnings	841,003	791,818	496,671	366,197	200,670
Earnings before income taxes	896,348	799,425	526,991	393,064	225,741
Net earnings	560,045	501,639	337,117	250,145	145,603
Basic earnings per share	3.53	3.18	2.55	1.89	1.09
Diluted earnings per share	3.47	3.10	2.48	1.83	1.05
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1)
Cash and investments	$ 2,793,800	$ 2,062,893	$ 1,727,737	$ 1,405,922	$ 1,119,120
Total assets	5,665,107	4,895,172	2,340,600	1,981,736	1,643,440
Total medical liabilities	1,121,151	752,774	660,475	597,190	558,599
Long-term liabilities	309,616	309,742	25,854	27,358	21,691
Debt	760,500	770,500	170,500	170,500	175,000
Stockholders’ equity	2,953,002	2,554,703	1,212,426	928,998	646,037

Operating Data (1)
Medical loss ratio	79.3%	79.4%	80.5%	81.2%	83.3%
Operating earnings ratio	10.9%	12.0%	9.4%	8.1%	5.6%
Administrative expense ratio	17.3%	17.9%	11.5%	12.0%	12.2%
Basic weighted average shares outstanding	158,601	157,965	132,188	132,170	133,203
Diluted weighted average shares outstanding	161,434	161,716	135,884	136,148	137,797
Health Plan Risk membership	1,903,000	1,954,000	1,949,000	1,899,000	1,640,000
Health Plan Non-risk membership	621,000	592,000	560,000	484,000	395,000

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

•	Executive-Level Overview
•	Critical Accounting Policies
•	New Accounting Standards
•	Acquisitions
•	Membership
•	Results of Operations
•	Medicare Private Fee For Service
•	Liquidity and Capital Resources
•	Other Disclosures
•	Risk Factors

Executive-Level Overview

General Operations

We are a national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental/managed care services companies, and workers’ compensation services companies. We provide a full range of risk and fee-based managed care products and services, including health maintenance organization (“HMO”), preferred provider organization (“PPO”), point of service (“POS”), Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators in all 50 states as well as the District of Columbia and Puerto Rico.

Summary of 2006 Performance

•	Health Plan membership decreased .9% over the prior year, excluding the new Medicare Part D business.
•	Medicare Part D revenues of $669.9 million and membership of 687,000.
•	Revenue increased 17% over the prior year.
•	Health Plan medical loss ratio of 78.9% improved 60 basis points over the prior year.
•	Selling, general and administrative expenses were 17.3% of operating revenues, a decrease of 60 basis points from the prior year.
•	Operating margin of 10.9% declined 110 basis points over the prior year.
•	Diluted earnings per share increased 11.9% over the prior year.
•	Cash flows from operations were $1,066 million (including $348.6 million related to the new Medicare Part D business), a 32.6% increase over the prior year.
•	Total cash and investments was $2.8 billion, a 35.4% increase over the prior year.

Operating Revenue and Products

We generate our operating revenues from premiums and fees from a broad range of managed care and management service products. Premiums for our risk products, for which we assume full underwriting risk, can vary. For example, premiums for our commercial PPO and commercial POS products are typically lower than our commercial HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the commercial PPO and commercial POS members. Premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies in conjunction with competitive bidding processes. Medicare products, including Part D, have risk adjusted premium rates at the member level to help align expected cost and reimbursement. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

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

We have established systems that monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of medically, cost-effective appropriate services.

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

Cash Flows

We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have not needed to use financing methods to fund operations. While we did incur debt (as described in Note I to our consolidated financial statements in this Form 10-K), the entire proceeds were used to finance an acquisition and were not used to fund operations. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions, to prepay indebtedness and for repurchases of our common stock.

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

Revenue Recognition

Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per-subscriber contract rate and the number of subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Due to early timing of the premium billing, we are able to identify in the current month the retroactive adjustments for two subsequent months billings. Current period revenues are adjusted to reflect these retroactive adjustments.

Based on information received subsequent to generating premium billings, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and allowances accordingly.

As of December 31, 2006, we maintained allowances for retroactive billing adjustments of approximately $20.1 million compared with approximately $20.6 million at December 31, 2005. We also maintained allowances for doubtful accounts of approximately $1.9 million and $3.6 million as of December 31, 2006 and 2005, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for the older receivables.

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

We employ a team of actuaries that have used a set of reserve models that are based on a consistent methodology. Although the calculation is consistent, we adjust our estimates of medical utilization and components of medical cost trends to amounts we estimate to be appropriate. The medical liabilities are an accumulation of the results from many individual models, each calculated at the statutory level and representing different markets and/or products. These reserve models do not calculate separate amounts for reported but not paid and incurred but not reported, but rather a single estimate of medical claims liabilities. These reserve models make use of both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Within these models, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the claim payment dates. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands).

	2006	2005	2004
Medical liabilities, beginning of period	$ 752,774	$ 660,475	$ 597,190

Acquisitions (1)	--	41,895	--

Reported Medical Costs
Current year	5,570,872	4,672,009	4,257,942
Prior year developments	(130,908)	(121,138)	(72,047)
Total reported medical costs	5,439,964	4,550,871	4,185,895

Claim Payments
Payments for current year	4,852,359	4,030,685	3,691,092
Payments for prior year	542,571	469,782	431,518
Total claim payments	5,394,930	4,500,467	4,122,610

Part D Related Subsidy Liabilities	323,343	--	--

Medical liabilities, end of period	$ 1,121,151	$ 752,774	$ 660,475

Supplemental Information:

Prior year development (2)	2.9%	2.9%	2.0%
Current year paid percent (3)	87.1%	86.3%	86.7%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative amounts noted as “prior year” medical costs are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2006 prior year medical costs relate almost entirely to claims incurred in calendar year 2005 and the increase in prior year medical cost was driven primarily by lower than anticipated medical cost increases, growth in the medical cost base and uncertainties at the prior year-end regarding our Louisiana operations and the effects of Hurricane Katrina.

The Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from CMS for reinsurance and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies. Following the final settlement in 2007 related to the 2006 plan year, any remaining balances from these subsidy payments will be refunded to CMS.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example provides the estimated effect to our December 31, 2006 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
3.3%	$ (21,471)	(5.0)%	$ (57,723)	(5.0)%	$ (13,127)
2.0%	$ (13,196)	(2.5)%	$ (28,861)	(2.5)%	$ (6,564)
1.0%	$ (6,671)	(1.0)%	$ (11,545)	(1.0)%	$ (2,625)
(1.0)%	$ 6,820	1.0%	$ 11,545	1.0%	$ 2,625
(2.0)%	$ 13,796	2.5%	$ 28,861	2.5%	$ 6,564
(3.3)%	$ 23,104	5.0%	$ 57,723	5.0%	$ 13,127

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

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2006 however, actual claim payments and other items may differ from established estimates.

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

The following table shows our investments’ gross unrealized losses and fair value, at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 67,946	$ (275)	$ 202,849	$ (3,240)	$ 270,795	$ (3,515)
U.S. Treasury & agency securities	25,535	(77)	57,171	(750)	82,706	(827)
Mortgage-backed securities	40,021	(140)	126,151	(2,920)	166,172	(3,060)
Asset-backed securities	12,909	(26)	33,239	(734)	46,148	(760)
Corporate debt and other securities	9,045	(46)	123,032	(2,918)	132,077	(2,964)
	$ 155,456	$ (564)	$ 542,442	$ (10,562)	$ 697,898	$ (11,126)

The securities presented in this table do not meet the criteria for an other-than-temporarily impaired investment. The unrealized loss is almost exclusively the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity.

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

Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected. Any impairment charges that may result will be recorded in the period in which the impairment is identified. We have not incurred an impairment charge related to goodwill or indefinite lived intangibles. See Note C to the consolidated financial statements for additional disclosure related to intangible assets.

Our remaining long-lived assets consist of property and equipment and other finite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment. We capitalize costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets.

Stock-Based Compensation Expense

We account for share based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Shared-Based Payment" ("FAS 123R"). Under the fair value recognition provisions of FAS 123R, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We have determined that a blend of the implied volatility of our tradeable options and the historical volatility of the Company’s share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility in 2006 was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note F to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued "Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial position already taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. FIN 48 was effective for the Company as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The Company’s evaluation of the impact of adoption of FIN 48 is ongoing, and it is anticipated that the adoption of FIN 48 will not have a material impact on the Company’s January 1, 2007 balance of retained earnings.

Acquisitions

During the three years ended December 31, 2006, we completed two business combinations and a membership purchase. These business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of our membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2006. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price shown for recent acquisitions, in millions, is inclusive of all retroactive balance sheet settlements and transaction cost adjustments.

Purchase
	Effective Date	Market	Price
Business Combinations

First Health Group Corp. ("First Health")	January 28, 2005	Multiple Markets	$ 1,695

Provider Synergies, L.L.C. ("Provider Synergies")	January 1, 2006	Multiple Markets	$ 22

Membership Purchases

OmniCare Health Plan ("OmniCare")	October 1, 2004	Michigan	$ 13

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

Effective January 1, 2006, we completed the acquisition of Provider Synergies, an Ohio limited liability company. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in our consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

Membership

The following table presents our Health Plan membership as of December 31, 2006 and 2005 (in thousands) and the percentage change in membership between these dates.

	December 31,		Percent
	2006	2005	Change
Risk membership:
Commercial	1,450	1,486	(2.4%)
Medicare	80	75	6.7%
Medicaid	373	393	(5.1%)
Total risk membership	1,903	1,954	(2.6%)
Non-risk membership	621	592	4.9%
Total membership	2,524	2,546	(0.9%)

Commercial insured membership decreased over the prior year end due to losses experienced in our Pennsylvania market and the expected loss of commercial insured members in our Louisiana operations during the first half of 2006, primarily due to Hurricane Katrina. Additionally, there were a few large groups changing from a risk product to a non-risk product. These losses were partially offset by gains in employer group business in other markets such as Delaware, Kansas and Georgia and also by growth in individual business across multiple markets.

Medicaid membership decreased over the prior year end due to changes in the eligibility requirements for Medicaid beneficiaries throughout the Missouri market as well as the state of North Carolina’s termination of its existing managed care program during the third quarter resulting in a loss of approximately 7,400 members.

The increase in non-risk membership was attributable to organic growth in various markets as well as a few large groups changing from a risk product to a non-risk product.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2006 (in thousands, except earnings per share and membership data).

			Increase			Increase
	2006	2005	(Decrease)	2005	2004	(Decrease)
Consolidated Business
Total operating revenues	$ 7,733,756	$ 6,611,246	17.0%	$ 6,611,246	$ 5,311,969	24.5%
Operating earnings	$ 841,003	$ 791,818	6.2%	$ 791,818	$ 496,671	59.4%
Operating earnings as a % of revenue	10.9%	12.0%	(1.1%)	12.0%	9.4%	2.6%
Net earnings	$ 560,045	$ 501,639	11.6%	$ 501,639	$ 337,117	48.8%
Diluted earnings per share	$ 3.47	$ 3.10	11.9%	$ 3.10	$ 2.48	25.0%
Selling, general and administrative	17.3%	17.9%	(0.6%)	17.9%	11.5%	6.4%
as a percentage of revenue
Health Plan Business
Managed Care Premium Yields (per member per month):
Commercial	$ 259.52	$ 246.46	5.3%	$ 246.46	$ 226.59	8.8%
Medicare Advantage	$ 857.28	$ 765.58	12.0%	$ 765.58	$ 695.96	10.0%
Medicaid	$ 167.30	$ 157.52	6.2%	$ 157.52	$ 145.23	8.5%
Medicare Part D	$ 90.48	n/a	n/a	n/a	n/a	n/a
Medical Costs (per member per month):
Commercial	$ 201.66	$ 193.37	4.3%	$ 193.37	$ 179.21	7.9%
Medicare Advantage	$ 681.07	$ 614.55	10.8%	$ 614.55	$ 579.92	6.0%
Medicaid	$ 143.18	$ 133.32	7.4%	$ 133.32	$ 126.88	5.1%
Medicare Part D	$ 76.42	n/a	n/a	n/a	n/a	n/a
Medical Loss Ratios:
Commercial	77.7%	78.5%	(0.8%)	78.5%	79.1%	(0.6%)
Medicare Advantage	79.4%	80.3%	(0.9%)	80.3%	83.3%	(3.0%)
Medicaid	85.6%	84.6%	1.0%	84.6%	87.4%	(2.8%)
Total	78.9%	79.5%	(0.6%)	79.5%	80.5%	(1.0%)
Medicare Part D	84.5%	n/a	n/a	n/a	n/a	n/a
Administrative Statistics:
Selling, general and administrative	11.7%	11.4%	0.3%	11.4%	11.5%	(0.1%)
as a percentage of revenue
Days in medical liabilities (1)	55.0	55.6	(0.6)	55.6	55.8	(0.2)
First Health Business (2)
Membership
National Accounts
On-going accounts	460,000	669,000		669,000	n/a
Run-out (3)	32,000	90,000		90,000	n/a
Total National Accounts	492,000	759,000		759,000	n/a
Mail Handlers	406,000	462,000		462,000	n/a
Revenue by product lines
National Accounts	$ 113,990	$ 141,283		$ 141,283	n/a
Federal Employees Health Benefit Plan	208,177	204,678		204,678	n/a
Network Rental	126,573	89,442		89,442	n/a
Group Health Subtotal	448,740	435,403		435,403	n/a
Medicaid/Public Sector	184,503	183,197		183,197	n/a
Workers' Compensation	206,220	193,714		193,714	n/a
Specialty Business Subtotal	390,723	376,911		376,911	n/a
Total First Health Revenues	$ 839,463	$ 812,314		$ 812,314	n/a
Administrative Statistics:
Selling, general and administrative	64.6%	64.9%		64.9%	n/a
as a percentage of revenue
(1) Excludes Medicare Part D; (2) Results of Operations includes First Health since January 28, 2005, the date of acquisition; and (3) Company is still providing services to terminated customers.

Comparison of 2006 to 2005

Managed care premium revenue increased as a result of new business related to our Medicare Part D products and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $669.9 million of managed care premium revenue in 2006 which excludes $32.6 million attributable to the estimated CMS risk-sharing payments that will be due to CMS upon the final settlement in 2007 for the 2006 plan year.

Additionally, we have quota share reinsurance arrangements with two of our Medicare Part D distribution partners. As a result of the quota sharing arrangements, we ceded Medicare Part D premium revenue to these partners of $65.8 million. This amount is excluded from the $669.9 million of reported Medicare Part D revenue. Before subtracting the quota share ceded revenue, the premium yield, per member per month, for Medicare Part D business would have been $8.88 higher than the $90.48 reported. When reviewing the premium yield for Medicare Part D business, adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.

Commercial premium yields (premium per member per month) increased as a result of rate increases that occurred throughout all markets. The reported commercial premium yield increase of 5.3% is lower than the rate increases on renewing business due to a mix change in the types of plans being purchased as new business (such as a change to lower benefit plans); the types of plans being selected by renewing members when they have a choice among multiple options (such as a change to higher deductible, lower premium plans); and the termination of certain large groups which had high costs and high premium yields. Medicare Advantage premium yields increased as a result of the rate increases from the annual Competitive Bid filings. Medicaid premium yields increased as a result of rate increases effective January 1 and July 1, 2006 in Missouri, our largest Medicaid market.

Management services revenue decreased partially as a result of declines in membership in the National Accounts and Federal Employees Health Benefit Plan sectors of the First Health segment. Additionally, the implementation of Medicare Part D resulted in a decline of First Health pharmacy administration fee based revenue compared to the prior year, although this decline is more than offset by the increased revenue from our new Medicare Part D business discussed above in the managed care premium revenue section. These decreases are partially offset by reporting a full year of First Health results in 2006. First Health was acquired on January 28, 2005 and therefore only results from January 28, 2005 through December 31, 2005 are included in our 2005 results of operations.

Medical costs have increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $565.9 million. Excluding Medicare Part D business, Health Plan medical costs as a percentage of premium revenue have declined 0.6% compared with the prior year period. The decline is primarily a result of premium increases and better than expected cost trends. The better than expected cost trends were primarily attributed to lower inpatient and outpatient utilization and the uncertainties at the prior year-end regarding our Louisiana operations and the effects from Hurricane Katrina. Days in total medical claims liabilities decreased slightly from the prior year due primarily to faster claim receipts and continually improved processing cycle times.

Selling, general and administrative expense increased primarily as a result of costs related to the new Medicare Part D business in 2006, reporting a full year of First Health results in 2006, recognizing stock option expense related to the adoption of SFAS 123(R) and increased salary expenses due to annual compensation increases. However, these increases are partially offset by synergies gained subsequent to the acquisition of First Health. Selling, general and administrative expenses as a percentage of revenue have improved as a result of these achieved synergies, continuing revenue growth and success in controlling overall administrative costs.

Depreciation and amortization increased as a result of reporting a full year of First Health results in 2006 and as a result of an increase in property and equipment over the past two years, primarily computer equipment and software related to our First Health business.

Interest expense was higher in the prior year as a result of the refinancing of our credit facilities during the prior year second quarter. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs in the prior year second quarter related to the original credit facilities associated with the First Health acquisition. Additionally, our debt has declined over the last two years and, as a result, interest expense related to the indebtedness has also declined.

Other income increased as a result of a larger investment portfolio and a rise in interest rates during 2005 and 2006.

Our provision for income taxes increased almost exclusively due to an increase in earnings. The effective tax rate remained relatively flat at 37.5% in 2006 compared to 37.3% in 2005.

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

Medicare Private Fee For Service

Coventry submitted bids as a Medicare Private Fee For Service (“PFFS”) sponsor in 2006 for the 2007 benefit year. The bids are designed to provide solutions for individuals and employer group populations. Our primary distribution strategy for the Medicare PFFS program is through marketing alliances with other insurers and brokerage channels.

During the third quarter of 2006, we received approval to offer PFFS products in 43 states. The PFFS plans will be marketed under the brand name of Advantra Freedom. These plans include options with pharmacy benefits or stand alone medical benefits. In addition, there are benefit plans available at a zero premium option in most states.

Products will be underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to provide Medicare Private Fee For Service to Medicare beneficiaries.

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

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 2.8 years as of December 31, 2006. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $56.4 million restricted under state regulations, increased $723.9 million to $2.7 billion at December 31, 2006 from $2.0 billion at December 31, 2005.

On February 8, 2007, the Company announced it has signed a definitive agreement to acquire Concentra, Inc.’s workers’ compensation managed care services businesses. The Company will acquire the Concentra businesses for $387.5 million in an all-cash transaction expected to close in 90 to 180 days, subject to closing conditions, regulatory and other customary approvals. We anticipate the funds for payment of the acquisition will be provided by existing cash, additional bank borrowings or a new bond offering.

On February 15, 2007, we redeemed all $170.5 million of our outstanding 8.125% Senior Notes. We redeemed the Senior Notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. We will record a charge, including the write-off of previously paid unamortized issuance costs, of approximately $9.1 million before tax, or $0.04 per diluted share in the first quarter of 2007. The funds for payment of the redemption price were provided by existing cash.

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. See Part I, Item 1A, “Risk Factors,” in this Form 10-K for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and any other reasonably likely future cash requirements.

Cash Flows

Operating Activities

Net cash from operating activities is primarily driven by net earnings and an increase in medical liabilities. The increase in medical liabilities was driven by the addition of approximately $363.5 million related to the Part D program. Total cash inflows from Medicare Part D totaled $348.6 million. This amount included a net receipt of claim reinsurance subsidies from CMS of approximately $234.7 million. Following the final settlement in 2007 related to the 2006 plan year, any remaining balances from reinsurance and other subsidy payments will be returned to CMS. Accounts payable and other liabilities increased primarily due to CMS risk sharing payment accruals, attributable largely to the Part D program; an increase in income taxes payable; and other normal operating activities. Accounts receivable decreased during the year as a result of strong collections. Offsetting these operating cash inflows was an increase in other receivables which was primarily a result of pharmacy rebate receivables recorded related to the Part D program.

Financing and Investing Activities

Proceeds from the issuance of debt include indebtedness incurred in 2005 related to the acquisition of First Health, less payments made for debt issuance costs. The issuance of debt includes $500 million of new senior notes, unsecured credit facilities consisting of a $300 million five-year term loan and $65 million from a revolving credit facility drawn at closing on January 28, 2005. Proceeds also include new credit facilities the Company entered into on June 30, 2005 providing for a revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a term loan in the principal amount of $100 million. Payments for retirement of debt include the repayment of a $200 million long-term credit facility assumed from the acquisition of First Health, repayment of the $365 million original credit facilities and the $117.5 million repayment of the new revolving credit facility.

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

Capital expenditures in 2006 of approximately $72.6 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems. Projected capital expenditures in 2007 of approximately $65-$70 million consist primarily of computer hardware, software and other equipment.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares. As a part of this program, 3.0 million shares were purchased during the first quarter of 2004 at an aggregate cost of $84.6 million, no shares were purchased in 2005 and 4.6 million shares of our common stock were purchased in 2006 at an aggregate cost of $256.1 million. As of December 31, 2006, the total remaining common shares we are authorized to repurchase under this program is 6.2 million. We intend to repurchase approximately $200 million of our shares during the first quarter of 2007 under this program.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2006, we received $297 million in dividends from our regulated subsidiaries.

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

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2006 and 2005 (in millions, except percentage data).

	2006	2005

Regulated capital and surplus	$ 1,070.6 (a)	$ 897.4
300% of RBC	$ 666.5 (a)	$ 555.3 (a)
Excess capital and surplus above 300% of RBC	$ 404.1 (a)	$ 342.1 (a)
Capital and surplus as percentage of RBC	481% (a)	485% (a)
Statutory deposits	$ 56.4	$ 49.4

(a) unaudited

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and multiple Department of Insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $563.1 million and $347.2 million at December 31, 2006 and December 31, 2005, respectively. The increase was primarily due to the dividends received from our regulated subsidiaries and earnings from our non-regulated First Health business offset, in part, by the share repurchases discussed previously.

Other

As of December 31, 2006, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Senior notes	$ 670,500	$ -	$ -	$ -	$ 670,500
Interest payable on senior notes	287,129	43,853	87,706	87,706	67,864
Credit Facilities	90,000	10,000	20,000	60,000	-
Interest payable on credit facilities	13,670	4,517	7,533	1,620	-
Software purchases	9,000	3,000	1,000	5,000	-
Operating leases	125,407	26,993	47,533	30,579	20,302
Total contractual obligations	1,195,706	88,363	163,772	184,905	758,666

Less sublease income	(8,129)	(1,716)	(2,831)	(2,146)	(1,436)
Net contractual obligations	$ 1,187,577	$ 86,647	$ 160,941	$ 182,759	$ 757,230

Refer to Note J to our consolidated financial statements for disclosure related to our operating leases.

We have typically paid 90% to 95% of medical claims within 6 months of the date incurred and approximately 99% of medical claims within 9 months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above.

Other Disclosure

Legal Proceedings

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims denied by us, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2006 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary. Although the results of pending litigation are always uncertain, we do not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

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

Seven defendants have entered into settlement agreements with the plaintiffs, which have received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of Coventry. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs have appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although we can not predict the outcome, we believe that the Shane and the tag-along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

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

2007 Outlook

In 2007, we are expecting our total Health Plan commercial risk membership to ultimately remain approximately flat with 2006 year-end results. We expect Health Plan non-risk membership to be up 5% to 6% compared to 2006 year-end membership. We expect Medicare Advantage (excluding PFFS) membership to grow in the range of 5% to 10% during 2007, and expect Health Plan Medicaid membership to be up over 10% for the year, the majority of which resulting from the acquisition of approximately 31,000 members in our Missouri market in February 2007. In the aggregate, we expect total Health Plan membership to be flat to slightly down in Q1 2007, including the impact of the Medicaid acquisition.

For 2007, we will offer a new Medicare Advantage PFFS plan in 43 states. Through the combined efforts of our various distribution channels, we expect to generate between 90,000 to 100,000 new PFFS members during 2007 with associated revenue of approximately $700 million.

Risk Factors

See Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Prior to the acquisition of First Health, our Investment Policy and Guidelines did not permit equity-type investments or fixed income securities that are below investment grade. As described in the notes to the financial statements, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health. The Board approved modifications to our investment guidelines by adopting a permitted exception to allow for such investments if, in our best interest, such investments were not disposed within 90 days after acquisition. We determined it would not be in our best interest to liquidate this investment and therefore the investment in the equipment leasing limited liability company was approved as a permitted exception. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. The current unrealized loss is almost exclusively the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity. See Note E to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

Our investments at December 31, 2006 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2006	Cost	Value
Maturities:
Within 1 year	$ 369,983	$ 369,455
1 to 5 years	380,325	377,011
5 to 10 years	262,409	262,573
Over 10 years	361,737	359,847
Total	$ 1,374,454	1,368,886
Equity investment		54,078
Total short-term and long-term securities		$ 1,422,964

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
As of December 31, 2006
(in thousands)
(300)	(200)	(100)	100	200	300

$ 101,456	$ 66,067	$ 33,501	$ (35,098)	$ (70,631)	$ (105,456)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note F to the consolidated financial statements, on January 1, 2006, Coventry Health Care, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Baltimore, Maryland

February 28, 2007

Coventry Health Care, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 1,370,836	$ 391,646
Short-term investments	292,392	545,615
Accounts receivable, net of allowance of $1,906 and $3,583
as of December 31, 2006 and 2005, respectively	209,180	228,028
Other receivables, net	164,829	76,462
Deferred income taxes	59,339	57,666
Other current assets	37,806	26,285
Total current assets	2,134,382	1,325,702

Long-term investments	1,130,572	1,125,632
Property and equipment, net	315,105	351,427
Goodwill	1,620,272	1,612,390
Other intangible assets, net	388,400	419,352
Other long-term assets	76,376	60,669
Total assets	$ 5,665,107	$ 4,895,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 1,121,151	$ 752,774
Accounts payable and other accrued liabilities	460,489	442,785
Deferred revenue	60,349	64,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	1,651,989	1,270,227

Long-term debt	750,500	760,500
Other long-term liabilities	309,616	309,742
Total liabilities	2,712,105	2,340,469

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
187,630 issued and 159,441 outstanding in 2006
186,253 issued and 162,717 outstanding in 2005	1,876	1,863
Treasury stock, at cost; 28,189 in 2006; 23,536 in 2005	(563,909)	(299,001)
Additional paid-in capital	1,571,101	1,468,176
Accumulated other comprehensive loss	(3,519)	(3,743)
Retained earnings	1,947,453	1,387,408
Total stockholders’ equity	2,953,002	2,554,703
Total liabilities and stockholders’ equity	$ 5,665,107	$ 4,895,172

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Operating revenues:
Managed care premiums	$ 6,857,301	$ 5,728,162	$ 5,198,599
Management services	876,455	883,084	113,370
Total operating revenues	7,733,756	6,611,246	5,311,969

Operating expenses:
Medical costs	5,439,964	4,550,871	4,185,895
Selling, general and administrative	1,339,522	1,182,381	611,801
Depreciation and amortization	113,267	86,176	17,602
Total operating expenses	6,892,753	5,819,428	4,815,298

Operating earnings	841,003	791,818	496,671

Interest expense	52,446	58,414	14,301
Other income, net	107,791	66,021	44,621

Earnings before income taxes	896,348	799,425	526,991

Provision for income taxes	336,303	297,786	189,874

Net earnings	$ 560,045	$ 501,639	$ 337,117

Net earnings per share:
Basic earnings per share	$ 3.53	$ 3.18	$ 2.55
Diluted earnings per share	$ 3.47	$ 3.10	$ 2.48

Weighted average common shares outstanding:
Basic	158,601	157,965	132,188
Effect of dilutive options and restricted stock	2,833	3,751	3,696
Diluted	161,434	161,716	135,884

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

				Accumulated
				Other
		Treasury	Additional	Comprehensive		Total
	Common	Stock, at	Paid-In	Income	Retained	Stockholders’
	Stock	Cost	Capital	Accumulated (loss)	Earnings	Equity
Balance, December 31, 2003	$ 1,572	$(204,274)	$ 565,210	$ 17,838	$ 548,652	$ 928,998

Comprehensive income:
Net earnings					337,117	337,117
Other comprehensive income:
Holding loss, net				(15,424)
Reclassification adjustment				(576)
						(16,000)
Deferred tax effect				6,164		6,164
Comprehensive income						327,281
Employee stock plans activity	20	10,062	42,907			52,989
Treasury shares acquired		(96,842)				(96,842)
Balance, December 31, 2004	1,592	(291,054)	608,117	8,002	885,769	1,212,426

Comprehensive income:
Net earnings					501,639	501,639
Other comprehensive income:
Holding loss, net				(17,413)
Reclassification adjustment				(2,019)
						(19,432)
Deferred tax effect				7,687		7,687
Comprehensive income						489,894
Issuance of stock related to First Health acquisition	247		783,943			784,190
Employee stock plans activity	24	9,094	76,116			85,234
Treasury shares acquired		(17,041)				(17,041)
Balance, December 31, 2005	1,863	(299,001)	1,468,176	(3,743)	1,387,408	2,554,703

Comprehensive income:
Net earnings					560,045	560,045
Other comprehensive income:
Holding loss, net				(61)
Reclassification adjustment				429
						368
Deferred tax effect				(144)		(144)
Comprehensive income						560,269
Employee stock plans activity	13	4,296	102,925			107,234
Treasury shares acquired		(269,204)				(269,204)
Balance, December 31, 2006	$ 1,876	$(563,909)	$1,571,101	$ (3,519)	$1,947,453	$ 2,953,002

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$ 560,045	$ 501,639	$ 337,117
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	113,267	86,176	17,602
Amortization of stock compensation	55,197	21,992	15,488
Deferred income tax (benefit) provision	(14,908)	15,094	(2,319)
Other adjustments	3,011	5,611	15,032
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	21,164	(101)	(15,158)
Other receivables	(88,367)	18,450	(1,735)
Medical liabilities	368,377	50,531	63,285
Accounts payable and other accrued liabilities	63,606	105,101	46,782
Interest payable	455	13,919	-
Other changes in assets and liabilities	(15,376)	(13,943)	(22,189)
Net cash from operating activities	1,066,471	804,469	453,905

Cash flows from investing activities:
Capital expenditures, net	(72,573)	(71,393)	(14,972)
Proceeds from sales of investments	1,098,111	553,711	330,961
Proceeds from maturities of investments	577,506	447,422	290,039
Purchases of investments	(1,420,604)	(1,273,557)	(807,985)
Payments for acquisitions, net of cash acquired	(35,392)	(877,249)	(6,852)
Net cash from investing activities	147,048	(1,221,066)	(208,809)

Cash flows from financing activities:
Proceeds from issuance of stock	23,023	24,162	16,184
Payments for repurchase of stock	(269,204)	(17,550)	(96,975)
Proceeds from issuance of debt, net	-	1,066,495	-
Excess tax benefit from stock compensation	21,852	-	-
Repayment of long-term debt	(10,000)	(682,500)	-
Net cash from financing activities	(234,329)	390,607	(80,791)

Net change in cash and cash equivalents	979,190	(25,990)	164,305
Cash and cash equivalents at beginning of period	391,646	417,636	253,331
Cash and cash equivalents at end of period	$ 1,370,836	$ 391,646	$ 417,636

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 49,745	$ 36,581	$ 13,853
Income taxes paid, net	$ 290,763	$ 221,727	$ 150,311

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental/managed care services companies, and workers’ compensation services companies. The Company provides a full range of risk and fee-based managed care products and services, including HMO, PPO, POS, Medicare Advantage, Medicare Prescription Drug Plans, Medicaid, Workers’ Compensation and Network Rental to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators in all 50 states as well as the District of Columbia and Puerto Rico.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. See Note B to these consolidated financial statements for information on the Company’s most recent acquisitions.

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

Reclassifications – Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 21.6%, 11.8% and 10.9% of its managed care premiums for the years ended December 31, 2006, 2005 and 2004, respectively, from the federal Medicare program throughout its various markets. The Company also received 11.1%, 13.2% and 11.7% of its managed care premiums for the years ended December 31, 2006, 2005 and 2004, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the years ended December 31, 2006 and 2005, the State of Missouri accounted for almost half the Company’s Medicaid premiums. The Company received 19.3% and 22.1% of its management services revenue from a single customer, Mail Handlers Benefit Plan, for the years ended December 31, 2006 and 2005, respectively. The Company’s contract with the Mail Handlers Benefit Plan is up for renewal on December 31, 2007.

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

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities” and in accordance with FASB Staff Position Number FAS 115-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

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

Long-term Assets - Long-term assets primarily include assets associated with the 401(k) Restoration and Deferred Compensation Plan, senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corp. (“First Health”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.

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

The following table shows the components of the change in medical liabilities for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Medical liabilities, beginning of period	$ 752,774	$ 660,475	$ 597,190

Acquisitions (1)	--	41,895	--

Reported Medical Costs
Current year	5,570,872	4,672,009	4,257,942
Prior year developments	(130,908)	(121,138)	(72,047)
Total reported medical costs	5,439,964	4,550,871	4,185,895

Claim Payments
Payments for current year	4,852,359	4,030,685	3,691,092
Payments for prior year	542,571	469,782	431,518
Total claim payments	5,394,930	4,500,467	4,122,610

Part D Related Subsidy Liabilities	323,343	--	--

Medical liabilities, end of period	$ 1,121,151	$ 752,774	$ 660,475

Supplemental Information:

Prior year development (2)	2.9%	2.9%	2.0%
Current year paid percent (3)	87.1%	86.3%	86.7%

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

The Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from the Centers for Medicare and Medicaid Services (“CMS”) for reinsurance and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies. Following the final settlement in 2007 related to the 2006 plan year, any remaining balances from these subsidy payments will be refunded to CMS.

Other Long-term Liabilities - Other long-term liabilities consist primarily of liabilities associated with the 401(k) Restoration and Deferred Compensation Plan and the deferred tax liabilities associated with both intangible assets and a limited partnership investment.

Comprehensive Income – Comprehensive income includes net income and the unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities. The deferred tax benefit for unrealized holding losses arising from investment securities during the years ended December 31, 2006, 2005 and 2004 was $0.02 million, $6.9 million and $6.0 million, respectively. The deferred tax benefit for reclassification adjustments for loss included in net income on investment securities during the year ended December 31, 2006 was $0.2 million. The deferred tax provision for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2005 and 2004 was $0.8 million and $0.2 million, respectively.

Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month proceeding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from CMS on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue. The Company also receives premium payments on a monthly basis from the state Medicaid programs with which we contract for the Medicaid members for whom we provide health coverage. Membership and category eligibility are periodically reconciled with the state Medicaid programs and such reconciliations could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or by the Company upon 30 days notice.

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

The Company recognizes premium revenue ratably over the contract period for providing insurance coverage. Regarding the CMS risk corridor provision, an estimated risk sharing receivable or payable is recognized based on activity-to-date. Activity for CMS risk sharing is accumulated at the contract level and recorded within the consolidated balance sheet in other receivables or other accrued liabilities depending on the net contract balance at the end of the reporting period with corresponding adjustments to premium revenue. Costs for covered prescription drugs are expensed as incurred.

Subsidy amounts received for reinsurance and for cost sharing related to low income individuals are recorded in medical liabilities and will offset medical costs when paid. We do not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program.

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed following the end of the contract year. As of December 31, 2006, the CMS risk sharing payable was $32.6 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing receivable was $3.8 million and is included in other receivables. As of December 31, 2006, the subsidy amounts payable totaled $323.3 million and is included in medical liabilities.

The Company has quota share arrangements with two of its Medicare Part D distribution partners. As a result of the quota share sharing arrangements, the Company ceded Medicare Part D premium and medical costs to these partners. The ceded amounts are excluded from the Company’s results of operations.

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

Contract Acquisition Costs – Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are paid on a monthly basis and expensed as incurred. Regarding the Company’s new Medicare Private Fee for Service business, we advance funded commissions and have deferred amortization of these costs until 2007, when this new business begins.

Income Taxes – The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. See Note G to consolidated financial statements for disclosures related to income taxes.

Earnings Per Share - Basic earnings per share based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 0.7 million, 0.2 million and 1.1 million shares for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income, net of fees, of approximately $101.5 million, $59.8 million and $44.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued "Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in incomes taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial position already taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. FIN 48 was effective for the Company as of January 1, 2007. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The Company’s evaluation of the impact of adoption of FIN 48 is ongoing, and it is anticipated that the adoption of FIN 48 will not have a material impact on the Company’s January 1, 2007 balance of retained earnings.

B. ACQUISITIONS

During the three years ended December 31, 2006, the Company completed two business combinations and one membership purchase. The Company’s business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to twenty years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2006. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transition cost adjustments, is presented below (millions):

Purchase
	Effective Date	Market	Price
Business Combinations

First Health Group Corp. ("First Health")	January 28, 2005	Multiple Markets	$ 1,695

Provider Synergies, L.L.C. ("Provider Synergies")	January 1, 2006	Multiple Markets	$ 22

Membership Purchase

OmniCare Health Plan ("OmniCare")	October 1, 2004	Michigan	$ 13

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

The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $24.8 million has been paid, estimated costs for exiting certain leased building space of $10.0 million, of which $5.6 million has been paid, and other transition cost accruals of which all has been paid. Deferred tax liabilities associated with the acquisition were $168.4 million. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Yrs)

Goodwill	$ 1,323.3
Unamortized tradename	85.8
Customer lists	272.5	10
Provider network	52.5	20
Amortized tradename	1.2	4
Total intangible assets	$ 1,735.3

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

Effective January 1, 2006, the Company completed the acquisition of Provider Synergies, L.L.C. (“Provider Synergies”), an Ohio limited liability company. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Provider Synergies have been included in the Company’s consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition were not material to the Company’s consolidated financial statements.

C. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2006.

Goodwill

The Company completed its impairment test of goodwill and has determined that there was no impairment of goodwill as of October 1, 2006, the Company’s annual impairment test date. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Health Plans	First Health	Total

Balance, December 31, 2004	$ 280,615	$ -	$ 280,615
Acquisition of First Health	-	1,331,941	1,331,941
Impairment loss	-	-	-
Other adjustments	(166)	-	(166)
Balance, December 31, 2005	280,449	1,331,941	1,612,390
Acquisition of Provider Synergies	-	16,736	16,736
Impairment loss	-	-	-
Other adjustments	(195)	(8,659)	(8,854)
Balance, December 31, 2006	$ 280,254	$ 1,340,018	$ 1,620,272

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2006
Amortized other intangible assets:
Customer Lists	$ 313,496	$ 66,094	$ 247,402	3-15 Years
HMO Licenses	12,600	5,291	$ 7,309	15-20 Years
Provider Network	52,500	5,031	$ 47,469	20 Years
Trade Name	1,200	880	$ 320	3 Years
Total amortized other intangible assets	$ 379,796	$ 77,296	$ 302,500

Unamortized other intangible assets:
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 465,696	$ 77,296	$ 388,400

As of December 31, 2005
Amortized other intangible assets:
Customer Lists	$ 309,080	$ 34,598	$ 274,482	10-15 Years
HMO Licenses	12,600	4,649	$ 7,951	15-20 Years
Provider Network	52,500	2,406	$ 50,094	20 Years
Trade Name	1,200	275	$ 925	4 Years
Total amortized other intangible assets	$ 375,380	$ 41,928	$ 333,452

Unamortized other intangible assets:
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 461,280	$ 41,928	$ 419,352

Other intangible amortization expense for the years ended December 31, 2006, 2005 and 2004 was $35.4 million, $31.1 million and $2.7 million, respectively. The increase in other intangible assets and the related amortization is a result of the other intangible assets obtained with the acquisition of First Health. Estimated intangible amortization expense is $34.3 million for the year ending December 31, 2007, $33.9 million for the year ending December 31, 2008, $32.4 million for the year ending December 31, 2009, $32.2 million for the year ending December 31, 2010 and $32.1million for the year ending December 31, 2011. The weighted-average amortization period is approximately 11 years for other intangible assets.

D. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,		Depreciation
	2006	2005	Period
Land	$ 23,864	$ 23,864	---
Buildings and leasehold improvements	123,387	115,691	5-40 Years
Developed software	134,818	131,140	1-9 Years
Equipment	246,830	217,898	3-7 Years
Sub-total	528,899	488,593
Less accumulated depreciation and amortization	(213,794)	(137,166)
Property and equipment, net	$ 315,105	$ 351,427

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $77.9 million, $55.1 million and $14.9 million, respectively. Included in the depreciation expense for the years ended December 31, 2006, 2005 and 2004 is $26.9 million, $13.1 million and $0, respectively, of expense for developed software. The increase in depreciation expense in 2005 was a result of the property and equipment obtained with the acquisition of First Health.

E. INVESTMENTS

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2006 and 2005 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2006
State and municipal bonds	$ 515,399	$ 3,520	$ (3,515)	$ 515,404
US Treasury & agency securities	108,928	303	(827)	108,404
Mortgage-backed securities	233,670	687	(3,060)	231,297
Asset-backed securities	64,730	223	(760)	64,193
Corporate debt and other securities	451,727	825	(2,964)	449,588
	$ 1,374,454	$ 5,558	$ (11,126)	$ 1,368,886
Equity investment				54,078
				$ 1,422,964

As of December 31, 2005
State and municipal bonds	$ 502,166	$ 3,811	$ (3,585)	$ 502,392
US Treasury & agency securities	125,231	271	(1,073)	124,429
Mortgage-backed securities	183,989	384	(2,832)	181,541
Asset-backed securities	78,203	439	(951)	77,691
Corporate debt and other securities	736,342	1,411	(4,233)	733,520
	$ 1,625,931	$ 6,316	$ (12,674)	$ 1,619,573
Equity investment				51,674
				$ 1,671,247

The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2006 and December 31, 2005 (in thousands):

	Amortized	Fair
As of December 31, 2006	Cost	Value
Maturities
Within 1 year	$ 369,983	$ 369,455
1 to 5 years	380,325	377,011
5 to 10 years	262,409	262,573
Over 10 years	361,737	359,847
	$ 1,374,454	1,368,886
Equity investment		54,078
Total short-term and long-term securities		$ 1,422,964

	Amortized	Fair
As of December 31, 2005	Cost	Value
Maturities:
Within 1 year	$ 625,864	$ 625,481
1 to 5 years	405,591	401,310
5 to 10 years	256,240	256,752
Over 10 years	338,236	336,030
Total	$ 1,625,931	$ 1,619,573
Equity investment		51,674
Total short-term and long-term securities		$ 1,671,247

Gross investment gains of $0.2 million and gross investment losses of $0.7 million were realized on sales of investments for the year ended December 31, 2006. This compares to gross investment gains of $3.0 million and gross investment losses of $1.1 million on these sales for the year ended December 31, 2005, and gross investment gains of $2.0 million and gross investment losses of $1.3 million on these sales for the year ended December 31, 2004.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 67,946	$ (275)	$ 202,848	$ (3,240)	$ 270,794	$ (3,515)
US Treasury & agency securities	25,535	(77)	57,171	(750)	82,706	(827)
Mortgage-backed securities	40,021	(140)	126,151	(2,920)	166,172	(3,060)
Asset-backed securities	12,909	(26)	33,239	(734)	46,148	(760)
Corporate debt and other securities	9,045	(46)	123,032	(2,918)	132,077	(2,964)
Total	$ 155,456	$ (564)	$ 542,441	$ (10,562)	$ 697,897	$ (11,126)

The unrealized loss reflected on each category of the Company’s investments is almost exclusively the result of interest rate increases subsequent to the purchase of the investments and not deteriorating credit quality. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. As a result, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Through its acquisition of First Health on January 28, 2005, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of December 31, 2006 was $54.1 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income since the date of the acquisition was $6.7 and $4.6 million for the periods ended December 31, 2006 and 2005, respectively, and is included in other income. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

F. STOCK-BASED COMPENSATION

Stock-Based Compensation

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

As a result of adopting SFAS 123R, the Company recorded $30.7 million of compensation expense related to stock options, or $18.8 million after-tax, in its statement of operations for the year ended December 31, 2006. As required in prior years under APB No. 25, the Company recognized forfeitures related to stock awards as they occurred. SFAS 123R requires an entity to estimate expected forfeitures at the grant date. As a result, the Company recorded a favorable $0.5 million ($0.3 million after tax) cumulative effect of a change in accounting principle upon the adoption of SFAS 123R as it relates to estimated forfeitures. This one time benefit applies to compensation cost recognized in prior periods for awards that are unvested on the adoption date and represents an estimate of the number of outstanding instruments upon adoption of SFAS 123R for which the requisite service is not expected to be rendered. The net increase of SFAS 123R for stock-based compensation expense reduced both basic and diluted earnings per share by $0.11 for year ended December 31, 2006. In accordance with SFAS 123R, the Company estimates forfeitures and is recognizing compensation expense only for those share-based awards that are expected to vest.

In accordance with SFAS 123R, for the period beginning January 1, 2006, excess tax benefits from stock awards are presented as financing cash flows. The excess tax benefits totaled $21.9 million for the year ended December 31, 2006. Such benefits were $38.0 million and $21.4 million for the years ended December 31, 2005 and 2004, respectively, and are presented as a component of operating cash flows.

As of December 31, 2006, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. In May 2006, the Stock Incentive Plan was amended to increase the number of shares authorized for issuance by an additional 9.0 million shares. Shares available for issuance under the Stock Incentive Plan were 9.9 million as of December 31, 2006.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2006, the Stock Incentive Plan had outstanding options representing 11.3 million shares of common stock.

The following table summarizes stock option activity for the year ended December 31, 2006:

	Shares	Weighted-Average	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Outstanding at January 1, 2006	10,511	$ 29.52
Granted	2,650	$ 51.21
Exercised	(1,356)	$ 16.42
Cancelled and expired	(504)	$ 34.66
Outstanding at December 31, 2006	11,301	$ 35.56	$ 167,613
Exercisable at December 31, 2006	4,445	$ 24.42	$ 114,160

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

The following weighted-average assumptions were used for option grants:

	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	3.8%	3.9%
Expected volatility	33.5%	32.0%	41.2%
Expected life (in years)	4.0	4.2	5.0

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

The Black-Scholes-Merton weighted-average value of options granted was $ 17.24, $14.96 and $13.37 per share for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised was $52.4 million, $83.8 million and $50.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $73.1 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years.

Information with respect to stock options outstanding and stock options exercisable at December 31, 2006 was as follows:

Options Outstanding (in thousands)				Options Exercisable (in thousands)
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	12/31/2006	Contractual Life	Exercise Price	12/31/2006	Exercise Price

$ 2.22 - $31.80	2,963	5.1	$ 14.67	2,314	$ 12.56
$31.80 - $47.14	3,627	7.7	$ 34.11	1,538	$ 33.02
$47.14 - $48.25	2,307	8.5	$ 47.90	561	$ 47.91
$48.25 - $59.01	2,404	9.4	$ 51.67	32	$ 56.96
$2.22 - $59.01	11,301	7.5	$ 35.56	4,445	$ 24.42

Restricted Stock Awards

The value of the restricted shares is amortized over various vesting periods through 2010. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $25.0 million, $21.9 million and $15.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total unrecognized compensation cost related to the restricted stock was $39.9 million at December 31, 2006, and is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $36.1 million, $42.7 million and $ 29.4 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2006:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2006	1,769	$ 38.96
Granted	309	$ 50.75
Vested	(689)	$ 30.17
Forfeited	(111)	$ 45.69
Nonvested, December 31, 2006	1,278	$ 40.91

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per common share (“EPS”) as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net earnings, as reported	$ 501,639	$ 337,117
Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	13,635	9,603

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(29,033)	(18,383)

Net earnings, pro-forma	$ 486,241	$ 328,337

EPS, basic - as reported	$ 3.18	$ 2.55
EPS, basic - pro-forma	$ 3.08	$ 2.48

EPS, diluted - as reported	$ 3.10	$ 2.48
EPS, diluted - pro-forma	$ 3.02	$ 2.42

G. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2006	2005	2004
Current provision:
Federal	$ 314,219	$ 245,304	$ 175,671
State	36,992	37,388	16,522
Deferred (benefit) provision:
Federal	(13,510)	17,815	(3,908)
State	(1,398)	(2,721)	1,589
Income Tax Provision Expense	$ 336,303	$ 297,786	$ 189,874

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2006	2005	2004
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	2.71%	2.85%	2.48%
Release of state NOL valuation allowance	-	-	-0.16%
Tax exempt investment income	-0.60%	-0.59%	-0.76%
Remuneration disallowed	0.35%	0.17%	0.49%
Other	0.06%	-0.18%	-1.02%
Income tax provision (benefit)	37.52%	37.25%	36.03%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$ 22,228	$ 21,751
Deferred compensation	32,791	27,086
Deferred revenue	3,621	3,901
Medical liabilities	10,094	6,868
Accounts receivable	898	6,286
Other accrued liabilities	35,233	38,400
Other assets	5,867	3,663
Unrealized loss on securities	2,048	2,615
Gross deferred tax assets	112,780	110,570
Less valuation allowance	-	-
Deferred tax asset	112,780	110,570

Deferred tax liabilities:
Other liabilities	(339)	11,346
Depreciation	(32,009)	(29,117)
Intangibles	(125,084)	(132,797)
Internally developed software	(15,520)	(22,192)
Tax benefit of limited partnership investment	(63,707)	(79,361)
Gross deferred tax liabilities	(236,659)	(252,121)
Net deferred tax liability (1)	$ (123,879)	$ (141,551)

(1) Includes $59.4 million and $57.7 million classified as current assets at December 31, 2006 and 2005, respectively, and ($183.3) million and ($199.3) million classified as noncurrent liabilities at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had approximately $75 million of federal and $177 million of state tax net operating loss carryforwards. The Federal net operating losses were primarily acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income and expire over varying periods through the year 2026.

There is no valuation allowance for the 2006 and 2005 deferred tax assets as the Company believes that the realization of the deferred tax assets, including net operating losses, is more likely than not due to the future reversals of existing taxable temporary differences.

Current income taxes payable of $84.1 million and $46.3 million are included in "other accrued liabilities" on the consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively.

H. EMPLOYEE BENEFIT PLANS

Stock Incentive Plan

As of December 31, 2006, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. In May 2006, the Stock Incentive Plan was amended to increase the number of shares authorized for issuance by an additional 9.0 million shares.

The Stock Incentive Plan is authorized to grant either incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards at the discretion of the Compensation and Benefits Committee of the Board of Directors. Shares available for issuance under the Stock Incentive Plan were 9.9 million and 3.5 million as of December 31, 2006 and 2005, respectively. For more information regarding the Company’s stock-based compensation, please refer to Note F, Stock-Based Compensation.

Employee Stock Purchase Plan

Effective January 1, 2006, the Company terminated the Employee Stock Purchase Plan. The Company’s Employee Stock Purchase Plan, implemented in 1994, allowed substantially all employees who meet length of service requirements to set aside a portion of their salary for the purchase of the Company’s common stock. At the end of each plan year, the Company issued the stock to participating employees at an issue price equal to 85% of the lower of the stock price at the end of the plan year or the average stock price, as defined in the plan. The Company issued 86,800 and 38,900 shares in 2005 and 2004, respectively.

Employee Retirement Plans

As of December 31, 2006, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan.

Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants will vest in the Company’s matching contributions in 50% increments annually on their anniversary date over a period of two years of service with the Company. Effective January 1, 2006, the Savings Plan was amended to provide 100% vesting for all employer matching contributions made after January 1, 2006. The Savings Plan permits divestiture, whereby employees with three or more years of service were eligible to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing. All costs of the Savings Plan are funded by the Company and participants as they are incurred.

The Company previously had other 401(k) plans that it sponsored. These plans arose from acquisitions of other companies and these plans have either since been terminated or merged into the Savings Plan. The cost of the Savings Plan, including the acquired plans, for 2006, 2005 and 2004 was approximately $18.9 million, $14.5 million, and $6.3 million, respectively.

401(k) Restoration and Deferred Compensation Plan

As of December 31, 2006, the Company was the sponsor of a 401(k) Restoration and Deferred Compensation Plan (“RESTORE”), currently known as the Coventry Health Care, Inc. 401(k) Restoration and Deferred Compensation Plan. Under the RESTORE, participants may defer up to 15% of their base salary and up to 100% of any bonus awarded. Effective January 1, 2006, the RESTORE was amended to enable participants to defer up to 75% of their base salary. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the RESTORE are funded by the Company as they are incurred.

The cost, principally employer matching contributions, of the RESTORE charged to operations for 2006, 2005 and 2004 was $1.2 million, $1.1 million and $1.0 million, respectively.

Executive Retention Plans

As of December 31, 2005, the Company was the sponsor of two deferred compensation plans that were designed to promote the retention of key senior management and to recognize their strategic importance to the Company. During 2006, these plans were settled and paid out in cash and a new plan was created with similar design features. The fixed dollar and stock equivalent allocations charged to operations for these plans were $5.0 million, $15.6 million, and $11.6 million in 2006, 2005 and 2004, respectively, and the liability for these plans was $1.2 million and $37.0 million at December 31, 2006 and 2005, respectively.

I. DEBT

The Company’s outstanding debt was as follows at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
8.125% Senior notes due 2/15/12	$ 170,500	$ 170,500
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5-year Term loan	90,000	100,000
Total Debt	$ 760,500	$ 770,500

On February 1, 2002, the Company completed a transaction to sell $175.0 million original 8.125% senior notes due February 15, 2012 in a private placement. These senior notes were then registered with the Securities and Exchange Commission. Interest on the notes is payable on February 15 and August 15 each year. In August 2003, the Company repurchased a portion of its senior notes with a face value of $4.5 million and a weighted average premium of 8.9%. The carrying value of the senior notes is equal to the face value and the fair value is based on the quoted market prices. As of December 31, 2006, the fair value of the 8.125% senior notes was $176.5 million. See Note Q for subsequent event information related to these senior notes.

On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5 7/8% senior notes due 2012 and $250 million aggregate principal amount of 6 1/8% senior notes due 2015. These senior notes have since been exchanged and are now registered with the Securities and Exchange Commission. The senior notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior debt, including its 8 1/8% senior notes due 2012 and its new credit facilities as described below. As of December 31, 2006, the fair value of the 5 7/8% senior notes and the 6 1/8% senior notes was $245.6 million and $247.2 million, respectively.

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

On June 30, 2005, the Company entered into new credit facilities providing for a five-year revolving credit facility in the principal amount of $350 million, of which $117.5 million was drawn at closing, and a five-year term loan in the principal amount of $100 million. The new term loan facility requires regularly scheduled annual payments of principal in the amount of $10 million per year. The first payment under this agreement was made during the quarter ended June 30, 2006. Unless terminated earlier, the revolving credit facility will mature five years after closing and is payable in full upon its maturity on the termination date. The Company used the net proceeds of the borrowings under the new credit facilities to pay down and terminate its original term loan and revolving credit facility. On July 29, 2005, the Company paid off the outstanding balance of $117.5 million on its revolving credit facility.

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

The Company’s senior notes and credit facilities require compliance with specified financial ratios and contain certain covenants and restrictions regarding incurring additional debt, limiting dividends or other restricted payments, restricting transactions with affiliates, disposing of assets and consolidations or mergers. The Company has complied with all ratios and covenants under the senior notes and credit facilities.

As of December 31, 2006, the aggregate maturities of debt based on their contractual terms, are as follows (in thousands):

2007	$ 10,000
2008	10,000
2009	10,000
2010	60,000
2011	-
Thereafter	670,500
Total	$ 760,500

J. COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, the Company is contractually obligated to make the following minimum lease payments within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2007	$ 26,993	$ (1,716)	$ 25,277
2008	25,842	(1,480)	24,362
2009	21,691	(1,351)	20,340
2010	16,532	(1,073)	15,459
2011	14,047	(1,073)	12,974
Thereafter	20,302	(1,436)	18,866
Total	$ 125,407	$ (8,129)	$ 117,278

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $30.3 million, $30.2 million and $19.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2006 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, we do not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

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

Seven defendants have entered into settlement agreements with the plaintiffs, which have received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of the Company. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs have appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The court has entered an order which stays all proceedings in the tag-along actions until all pre-trial proceedings in the Shane action have been concluded. Although the Company can not predict the outcome, management believes that the Shane and the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

Capitation Arrangements

A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 6.1%, 6.5%, and 7.1% of the Company’s total medical costs for the years ended December 31, 2006, 2005 and 2004, respectively. Membership associated with global capitation arrangements was approximately 110,000, 116,000 and 127,000 as of December 31, 2006, 2005 and 2004, respectively.

K. CONCENTRATIONS OF CREDIT RISK

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

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2006. The Company has a risk of incurring losses if such allowances are not adequate.

L. STATUTORY INFORMATION

The Company’s HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2006, the Company received $297 million in dividends from its regulated subsidiaries.

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

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2006 and 2005 (in millions except percentage data).

	2006	2005

Regulated capital and surplus	$ 1,070.6 (a)	$ 897.4
300% of RBC	$ 666.5 (a)	$ 555.3 (a)
Excess capital and surplus above 300% of RBC	$ 404.1 (a)	$ 342.1 (a)
Capital and surplus as percentage of RBC	481% (a)	485% (a)
Statutory deposits	$ 56.4	$ 49.4

(a) unaudited

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings partially offset by dividends paid to the parent company.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $563.1 million and $347.2 million at December 31, 2006 and 2005, respectively. The increase was primarily due to the dividends received from our regulated subsidiaries and earnings from our non-regulated First Health business offset, in part, by the share repurchases discussed previously.

M. OTHER INCOME

Other income for the years ended December 31, 2006, 2005 and 2004 includes interest income, net of fees, of approximately $101.5 million, $59.8 million and $44.1 million, respectively.

N. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In February 2006, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 8.1 million shares. Under the share repurchase program, the Company purchased 4.6 million shares of the Company’s common stock during 2006, at an aggregate cost of $256.1 million, no shares were purchased in 2005 and 3.0 million shares during 2004, at an aggregate cost of $84.6 million. The total remaining common shares the Company is authorized to repurchase under this program is 6.2 million as of December 31, 2006. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

O. SEGMENT INFORMATION

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

•	Workers’ Compensation Services – managed care administrative services including access to our provider network, bill review and clinical management

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

	Year Ended December 31, 2006
	Health	First
	Plans	Health	Other	Total
Operating Revenues:
Managed care premiums	$ 6,776,277	$ 81,024	$ -	$ 6,857,301
Management services	124,576	758,439	(6,560)	876,455
Total operating revenues	6,900,853	839,463	(6,560)	7,733,756

Total operating expenses	6,211,728	687,585	(6,560)	6,892,753

Operating earnings	$ 689,125	$ 151,878	$ -	$ 841,003

	Year Ended December 31, 2005
	Health	First
	Plans	Health (A)	Other	Total
Operating Revenues:
Managed care premiums	$ 5,686,250	$ 41,912	$ -	$ 5,728,162
Management services	119,573	770,402	(6,891)	883,084
Total operating revenues	5,805,823	812,314	(6,891)	6,611,246

Total operating expenses	5,202,702	623,617	(6,891)	5,819,428

Operating earnings	$ 603,121	$ 188,697	$ -	$ 791,818

(A) Includes results since January 28, 2005, the date of acquisition.

The Health Plan operations are aligned in several insured products. The Company believes identifying the gross margin and medical loss ratio (“MLR”) calculation from each of these products is useful in understanding the Company’s results of operations and is summarized in the table below (in thousands):

	Years Ended December 31,

		Medicare		Medicare
	Commercial	Advantage	Medicaid	Part D (1)	Total
2006
Revenues	$ 4,529,636	$ 814,624	$ 762,093	$ 669,924	$ 6,776,277
Medical costs	3,519,641	647,178	652,198	565,856	5,384,873
Gross margin	$ 1,009,995	$ 167,446	$ 109,895	$ 104,068	$ 1,391,404
MLR	77.7%	79.4%	85.6%	84.5%	79.5%

2005
Revenues	$ 4,255,577	$ 676,349	$ 754,324	$ -	$ 5,686,250
Medical costs	3,338,944	542,928	638,415	-	4,520,287
Gross margin	$ 916,633	$ 133,421	$ 115,909	$ -	$ 1,165,963
MLR	78.5%	80.3%	84.6%	n/a	79.5%

2004
Revenues	$ 4,024,219	$ 564,779	$ 609,601	$ -	$ 5,198,599
Medical costs	3,182,732	470,611	532,552	-	4,185,895
Gross margin	$ 841,487	$ 94,168	$ 77,049	$ -	$ 1,012,704
MLR	79.1%	83.3%	87.4%	n/a	80.5%
(1) Represents the Medicare Part D Prescription Drug Plan and excludes the health plan Medicare Advantage business.

First Health operations are aligned into two sectors. The Company believes identifying the revenue from each of these sectors is useful in understanding the Company’s results of operations. Revenue from the Company’s First Health sectors since the date of acquisition is as follows (in thousands):

	Year Ended	Period Ended (1)
	December 31, 2006	December 31, 2005
National Accounts	$ 113,990	$ 141,283
Federal Employees Health Benefits Plan	208,177	204,678
Network Rental	126,573	89,442
Group Health Subtotal	448,740	435,403
Medicaid/Public Sector	184,503	183,197
Workers’ Compensation	206,220	193,714
Specialty Business Subtotal	390,723	376,911
Total First Health Revenue	$ 839,463	$ 812,314

(1) Includes results since January 28, 2005, the date of acquisition

P. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2006 and 2005. Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Operating revenues	$ 1,938,717	$ 1,944,909	$ 1,909,136	$ 1,940,995
Operating earnings	182,719	206,588	224,281	227,414
Earnings before income taxes	192,798	217,422	238,701	247,428
Net earnings	120,981	135,454	147,517	156,094
Basic earnings per share	0.76	0.86	0.93	0.99
Diluted earnings per share	0.74	0.84	0.92	0.97

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Operating revenues	$ 1,565,200	$ 1,652,957	$ 1,674,189	$ 1,718,900
Operating earnings	178,474	207,457	210,023	195,864
Earnings before income taxes	179,523	206,368	212,056	201,479
Net earnings	112,651	129,496	133,065	126,428
Basic earnings per share	0.75	0.81	0.83	0.79
Diluted earnings per share	0.73	0.79	0.81	0.77

Q. SUBSEQUENT EVENTS

On February 1, 2007, the Company purchased certain assets, including membership of approximately 31,000 members, from FirstGuard Health Plan Missouri, Inc., a wholly owned subsidiary of Centene Corporation.

On February 8, 2007, the Company announced it has signed a definitive agreement to acquire Concentra, Inc.’s workers’ compensation managed care services businesses. The Company will acquire the Concentra businesses for $387.5 million in an all-cash transaction expected to close in 90 to 180 days from that date, subject to closing conditions, regulatory and other customary approvals.

On February 15, 2007, the Company redeemed all $170.5 million of its outstanding 8.125% senior notes. The Company redeemed the senior notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. The funds for payment of the redemption price were provided by existing cash.

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2006, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Coventry Health Care, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Coventry Health Care, Inc., and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Baltimore, Maryland

February 28, 2007

Item 9b: Other information

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” “Financial Expert,” “Nomination of Board Members”, “Code of Ethics” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of our Company.”

Item 11: Executive Compensation.

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions, “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information,” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance,” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions, “Fees Paid to Independent Auditors” and “Audit Committee’s Pre-approval Policies and Procedures” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

2. Financial Statement Schedules

None

3. Exhibits Required To Be Filed By Item 601 Of Regulation S-K

Exhibit No.	Description of Exhibit
3.1

Restated Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2.4 to Coventry's Current Report on Form 8-K filed on November 10, 2004).

4.1	Specimen Common Stock Certificate Incorporated by reference to Exhibit 4.1 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2

Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee. (Incorporated by reference to Exhibit 4.9 to Coventry's Form S-4, Registration Statement No. 333-83106).

4.3

Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to Coventry's Form S-4, Registration Statement No. 333-83106).

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

10.1

Transition and Retirement Agreement effective as of January 1, 2005, between Allen F. Wise and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K dated September 23, 2004 ).

10.2

Employment Agreement effective as of January 1, 2005 between Thomas P. McDonough and the Company (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K/A filed on March 15, 2005).

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

10.5

Employment Agreement effective as of August 1, 2004, between Thomas C. Zielinski and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.8 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004).

10.6

Employment Agreement effective as of January 1, 2005, between Shawn M. Guertin and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated November 19, 2004).

10.7

Employment Agreement effective June 1, 2004, between Bernard J. Mansheim, M.D. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.7 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 4, 2004).

10.8

Employment Agreement effective as of January 1, 2005, between Francis S. Soistman and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 19, 2004).

10.9

Employment Agreement effective as of July 1, 2004, between Patrisha L. Davis and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.9 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.10

Employment Agreement effective as of January 31, 2005, between Harry Creasey and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.10 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.11	Non-Employee Director Compensation Schedule effective January 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 10, 2005).

10.12	Summary of Non-Employee Directors' Compensation.

10.13

Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

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

10.17

Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. filed on March 10, 2004).

10.18

Amended Coventry Health Care, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 8, 2006).

10.19.1

Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.19.2

Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.20.1

Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.20.2

Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.21

Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.22	2004 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.20 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.23	2005 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.24	2006 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K filed on January 12, 2006).

10.25	2003 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report, on Form 10-Q for the quarter ended June 30, 2003.

10.26	2004 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.26 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.27

Special Incentive Plan effective as of January 1, 2005 among Thomas P. McDonough and James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated November 23, 2004).

10.28.1

Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.28.2

Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement ("SERP") Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.28.3	Third Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as the 401(k) Restoration and Deferred Compensation Plan), effective as of December 1, 2006.

10.29	Coventry Share Plan, as amended and restated, effective as of January 1, 2006.

10.30

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

10.31	2004 Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K, filed on May 24, 2006).

10.32	2006 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K, filed on May 25, 2006).

10.33	2007 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K, filed on November 7, 2006).

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 28, 2007	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	February 28, 2007	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief
Financial Officer and Treasurer

Date:	February 28, 2007	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chairman of the Board and Director	February 28, 2007
Allen F. Wise

	By: /s/ Dale B. Wolf	Chief Executive Officer and Director	February 28, 2007
Dale B. Wolf

	By: /s/ John H. Austin, M.D.	Director	February 28, 2007
John H. Austin, M.D.

	By: /s/ Joel Ackerman	Director	February 28, 2007
Joel Ackerman

	By: /s/ L. Dale Crandall	Director	February 28, 2007
L. Dale Crandall

	By: /s/ Emerson D. Farley, Jr., M.D.	Director	February 28, 2007
Emerson D. Farley, Jr., M.D.

	By: /s/ Lawrence N. Kugelman	Director	February 28, 2007
Lawrence N. Kugelman

	By: /s/ Daniel N. Mendelson	Director	February 28, 2007
Daniel N. Mendelson

	By: /s/ Rodman W. Moorhead, III	Director	February 28, 2007
Rodman W. Moorhead, III

	By: /s/ Robert W. Morey	Director	February 28, 2007
Robert W. Morey

	By: /s/ Elizabeth E. Tallett	Director	February 28, 2007
Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	February 28, 2007
Timothy T. Weglicki

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10.12	Summary of Non-Employee Directors’ Compensation.

10.14	Summary of Named Executive Officer Compensation.

10.28.3	Third Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as the 401(k) Restoration and Deferred Compensation Plan), effective as of December 1, 2006.

10.29	Coventry Share Plan, as amended and restated, effective as of January 1, 2006.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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