Form 10-Q
period 2007-03-31
COVENTRY HEALTH CARE INC
filed 2007-05-10
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock $.01 Par Value	156,333,410

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,910,507	$1,370,836
Short-term investments	222,525	292,392
Accounts receivable, net	212,796	209,180
Other receivables, net	166,155	164,829
Deferred income taxes	82,990	59,339
Other current assets	61,366	37,806
Total current assets	2,656,339	2,134,382

Long-term investments	1,159,458	1,130,572
Property and equipment, net	296,811	315,105
Goodwill	1,620,235	1,620,272
Other intangible assets, net	395,365	388,400
Other long-term assets	167,389	76,376
Total assets	$6,295,597	$5,665,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,365,261	$1,121,151
Accounts payable and other accrued liabilities	442,776	460,489
Deferred revenue	286,701	60,349
Current portion of long-term debt	10,000	10,000
Total current liabilities	2,104,738	1,651,989

Long-term debt, net	978,526	750,500
Other long-term liabilities	314,254	309,616
Total liabilities	3,397,518	2,712,105

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
188,460 issued and 156,295 outstanding in 2007
187,630 issued and 159,441 outstanding in 2006	1,885	1,876
Treasury stock, at cost; 32,165 in 2007; 28,189 in 2006	(784,706)	(563,909)
Additional paid-in capital	1,610,646	1,571,101
Accumulated other comprehensive loss	(2,381)	(3,519)
Retained earnings	2,072,635	1,947,453
Total stockholders’ equity	2,898,079	2,953,002
Total liabilities and stockholders’ equity	$6,295,597	$5,665,107

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended March 31,
	2007	2006
Operating revenues:
Managed care premiums	$2,022,970	$1,716,322
Management services	213,527	222,395
Total operating revenues	2,236,497	1,938,717

Operating expenses:
Medical costs	1,656,540	1,401,054
Selling, general and administrative	369,495	328,228
Depreciation and amortization	30,299	26,716
Total operating expenses	2,056,334	1,755,998

Operating earnings	180,163	182,719

Interest expense	21,200	12,906
Other income, net	33,829	22,985

Earnings before income taxes	192,792	192,798

Provision for income taxes	71,051	71,817

Net earnings	$121,741	$120,981

Net earnings per share:
Basic earnings per share	$0.78	$0.76
Diluted earnings per share	$0.76	$0.74

Weighted average common shares outstanding:
Basic	157,028	160,029
Effect of dilutive options and restricted stock	2,618	3,315
Diluted	159,646	163,344

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Net cash from operating activities	$483,582	$490,573

Cash flows from investing activities:
Capital expenditures, net	(3,029)	(26,760)
Proceeds from sales of investments	284,470	418,505
Proceeds from maturities of investments	109,974	104,376
Purchases of investments	(351,678)	(540,203)
Payments for acquisitions, net of cash acquired	(11,755)	(25,938)
Net cash from investing activities	27,982	(70,020)

Cash flows from financing activities:
Proceeds from issuance of stock	14,241	5,163
Payments for repurchase of stock	(221,665)	(154,106)
Excess tax benefit from stock compensation	11,507	6,761
Proceeds from issuance of debt, net	394,524	-
Payments for retirement of debt	(170,500)	-
Net cash from financing activities	28,107	(142,182)

Net change in cash and cash equivalents	539,671	278,371

Cash and cash equivalents at beginning of period	1,370,836	391,646

Cash and cash equivalents at end of period	$1,910,507	$670,017

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10–K for the year ended December 31, 2006.

B.	ACQUISITIONS

Effective January 28, 2005, the Company completed the acquisition of First Health Group Corp. (“First Health”). The total purchase price, including estimated transition costs, for First Health of $1.7 billion was allocated to the assets, including identifiable intangible assets and liabilities based on estimated fair values. The estimated transition costs of $46.4 million include estimated costs for involuntary employee termination of $25.6 million, of which $24.8 million has been paid; estimated costs for exiting certain leased building space of $10.0 million, of which $6.0 million has been paid; and other transition cost accruals of which substantially all has been paid.

Effective February 1, 2007, the Company completed its purchase of approximately 28,000 members, from FirstGuard Health Plan Missouri, Inc., a wholly owned subsidiary of Centene Corporation.

On February 8, 2007, the Company signed a definitive agreement to acquire the workers’ compensation managed care services businesses of Concentra, Inc. See Note J for additional information related to the Concentra acquisition.

C.	DEBT

The Company’s outstanding debt as of March 31, 2007, and December 31, 2006, consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
8.125% Senior notes due 2/15/12	$ -	$ 170,500
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,526	-
of $1,474 at March 31, 2007
5-year Term loan	90,000	90,000
Total Debt	$ 988,526	$ 760,500

On February 15, 2007, the Company redeemed all $170.5 million of its outstanding 8.125% Senior Notes due February 15, 2012. The Company redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, the Company recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes. The funds for payment of the redemption price were provided by cash on hand.

On March 20, 2007, the Company completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due March 15, 2017 (the “Notes”) at the issue price of 99.63% per Note. The Notes were offered and sold by the Company pursuant to its automatic shelf registration statement and are now registered with the Securities and Exchange Commission. The notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

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

D.	CONTINGENCIES

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

E.	SHARE REPURCHASE PROGRAM

In February 2007, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s outstanding common stock, thus increasing the Company’s repurchase authorization by 7.9 million shares. Under the share repurchase program, the Company purchased 4.0 million shares of the Company’s common stock during the three months ended March 31, 2007, at an aggregate cost of $221.3 million. As of March 31, 2007, the total remaining number of common shares the Company is authorized to repurchase under this program is 10.0 million.

F.	INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued "Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The Company adopted FIN 48 effective January 1, 2007. The change in net assets, because of applying this pronouncement, is considered a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings.

The cumulative effect of implementing FIN 48 was a decrease of $3.4 million in reserves for uncertain tax positions, which was accounted for as an increase to the beginning balance of retained earnings. As of the effective date of January 1, 2007, the balance of the Company’s total gross unrecognized tax benefit was $26.6 million, of which $15.1 million would affect the effective income tax rate if recognized. Interest and penalties accrued as of January 1, 2007, net of related tax benefit is $6.2 million.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of March 31, 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, included in income tax expense is $1.1 million.

Coventry Health Care, Inc. and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in various jurisdictions. Tax years 2003-2006 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

G.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2007	2006
Net earnings	$ 121,741	$ 120,981
Other comprehensive gain:
Holding gain (loss):	1,858	(8,900)
Reclassification adjustment	9	236
Sub-total	1,867	(8,664)

Tax (provision) benefit	(729)	3,379

Comprehensive income	$ 122,879	$ 115,696

The unrealized gain on the Company’s investment portfolio for the quarter ended March 31, 2007 was primarily a result of a decrease in interest rates during the first quarter of 2007.

H.	OTHER

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 2.73 million and 2.67 million shares for the quarters ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income of $32.8 million and $20.8 million for the quarters ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation - The Company recorded $7.9 million and $6.4 million of compensation expense related to stock options in its statement of operations for the quarters ended March 31, 2007 and 2006, respectively. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.8 million and $6.2 million, during the three months ended March 31, 2007 and 2006, respectively.

I.	SEGMENT INFORMATION

In an effort to further integrate the First Health business acquired in January of 2005, the Company has realigned into new operating units which are based on the product sold. The Company's new organizational structure capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, the Company's reportable segments have changed. The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of the Company’s three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts, Federal Employees Health Benefit Plans (FEHBP), and Network Rental businesses. The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses.

The Commercial Business Division provides commercial HMO, PPO and POS products to a cross section of employer groups of all sizes through its health plans. HMO products provide comprehensive health care benefits to members primarily through a primary care physician. PPO and POS products permit members to participate in managed care but allow them the flexibility to utilize out-of-network providers in exchange for increased out-of-pocket costs. Additionally, the Commercial Business Division provides network rental services and other managed care products through a national PPO network to national, regional and local third party administrators and insurance carriers.

The Individual Consumer & Government Division provides comprehensive health benefits to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, Medicare Advantage Private-Fee-For-Service, Medicare Prescription Drug, and Medicaid programs and receives premium payments from federal and state governments. This division also provides commercial fully-insured managed care services on an individual basis and offers products and services more specialized to the needs of state governments such as pharmacy benefit management, clinical management and fiscal intermediary services on a fee–for–service basis.

The Specialty Business Division currently provides workers’ compensation managed care services on a fee-based basis, including access to our provider network, pharmacy benefits management, field case management, telephonic case management and bill review capabilities. This division will also include the workers’ compensation managed care services businesses acquired from Concentra on April 2, 2007. See Note J to the Condensed Consolidated Financial Statements for additional information related to the Concentra acquisition.

The Company evaluates performance and allocates resources based on gross margin. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Footnote A in Item 8 of the Company’s 10-K for the year ended December 31, 2006.

The table below summarizes the Company’s reportable segments (in thousands) through gross margin and includes a medical loss ratio (“MLR”) calculation. “Other” represents the elimination of fees charged between segments. Disclosure of total assets by reportable segment has not been disclosed as such assets are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended March 31, 2007
		Individual
		Consumer /
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,133,525	$ 889,445	$ -	$ -	$ 2,022,970
Management services	116,447	49,605	48,778	(1,303)	213,527
Total operating revenues	1,249,972	939,050	48,778	(1,303)	2,236,497
Medical Expenses	887,132	769,689	-	(281)	1,656,540
Gross margin	$ 362,840	$ 169,361	$ 48,778	$ (1,022)	$ 579,957
MLR	78.3%	86.5%	n/m	n/m	81.9%

	Quarter Ended March 31, 2006
		Individual
		Consumer /
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,141,761	$ 574,561	$ -	$ -	$ 1,716,322
Management services	128,874	43,727	51,425	(1,631)	222,395
Total operating revenues	1,270,635	618,288	51,425	(1,631)	1,938,717
Medical Expenses	899,476	502,241	-	(663)	1,401,054
Gross margin	$ 371,159	$ 116,047	$ 51,425	$ (968)	$ 537,663
MLR	78.8%	87.4%	n/m	n/m	81.6%

J.	SUBSEQUENT EVENTS

On April 2, 2007, the Company completed its acquisition of the workers’ compensation managed care services businesses of Concentra, Inc. (“Concentra”) in an all-cash transaction for $387.5 million. Under the terms of the agreement between the Company and Concentra, the Company acquired Concentra’s workers’ compensation PPO, provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

On April 26, 2007, the Company signed a definitive agreement to acquire certain group health insurance businesses from Mutual of Omaha for $120.0 million in an all-cash transaction expected to close within 60 to 120 days, subject to closing conditions, regulatory and other customary approvals. Under the terms of the agreement, the Company will acquire Mutual of Omaha's commercial employer group health business in Nebraska and Iowa as well as its national Federal Employees Health Benefits (FEHB) administration business, representing approximately 215,000 members in total.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2007 and 2006

This Form 10–Q contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10–Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2006. Actual operations and results may differ materially from those expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2006, including the critical accounting policies discussed therein.

Highlights of First Quarter 2007 Performance

•	Individual Consumer & Government Health Plan membership increased 308,000 from the prior-year quarter, primarily due to the Medicare Part D and Medicare Private-Fee-For-Service businesses.
•	Revenue increased 15.4% over the prior-year quarter.
•	Selling, general and administrative expenses were 16.5% of operating revenue, an improvement of 40 basis points from the prior-year quarter.
•	Our operating margin was 8.1%, compared to 9.4% from the prior-year quarter.
•	Diluted earnings per share increased to $0.76 from $0.74 in the prior-year quarter.
•	The Company repurchased 4.0 million common shares at a cost of $221.3 million.
•	The Company redeemed all $170.5 million of its 8.125% 2012 senior notes.
•	The Company issued $400.0 million of 10-year senior notes at a coupon rate of 5.95%.

Acquisition

Effective February 1, 2007, we completed our purchase of approximately 28,000 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

Membership

The following tables present our membership as of March 31, 2007 and 2006 (amounts in thousands).

Membership by Product	March 31, 2007	March 31, 2006
Commercial group risk (1)	1,387	1,490
Health plan ASO	648	612
Other ASO (2)	741	922
Total Commercial Division	2,776	3,024

Medicare Advantage (3)	185	80
Medicare Part D	698	529
Total Medicare	883	609

Medicaid risk	400	385
Individual	31	12
Total Individual Consumer & Government Division	1,314	1,006

Total Membership	4,090	4,030

(1) “Commercial Group Risk” membership includes our health plan commercial group business and a small group PPO insurance block which was previously imbedded within our First Health segment.

(2) “Other ASO” membership includes active National Accounts and FEHBP administrative services business.

(3) “Medicare Advantage” data includes Medicare Advantage HMO, Medicare Advantage PPO and Medicare Advantage PFFS results.

Commercial Division membership decreased from the prior year quarter. Within that decrease, approximately 25,000 members transferred from our risk product to our ASO product. For the first quarter 2007, the changes in our combined risk and ASO Commercial products have been in accordance with our expectations.

Individual Consumer & Government membership increased from the prior-year quarter primarily due to additional Medicare Part D members and our new Medicare Private-Fee-For-Service product. Commencing January 1, 2007, we offered Medicare Advantage Private Fee for Service (PFFS) plans in 43 states under the name Advantra Freedom. The increase in membership related to PFFS was 98,600 during the current year quarter.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2007 and 2006 (in thousands, except EPS and membership).

	Quarters Ended
	March 31,		Increase
	2007	2006	(Decrease)
Consolidated Business
Total operating revenues	$2,236,497	$1,938,717	15.4%
Operating earnings	$180,163	$182,719	(1.4%)
Operating earnings as a percentage of revenue	8.1%	9.4%	(1.4%)
Net earnings	$121,741	$120,981	0.6%
Diluted earnings per share	$0.76	$0.74	2.7%
Selling, general and administrative as a % of revenue	16.5%	16.9%	(0.4%)

Managed Care Premium Yields (per member per month):
Health plan commercial risk (1)	$271.03	$256.74	5.6%
Medicare Advantage risk	$810.08	$836.00	(3.1%)
Medicare Part D	$119.84	$125.82	(4.8%)
Medicaid risk	$177.09	163.16	8.5%
Medical Loss Ratios:
Health plan commercial risk (1)	78.4%	78.9%	(0.5%)
Medicare Advantage risk	82.3%	81.9%	0.4%
Medicare Part D	94.7%	98.0%	(3.3%)
Medicaid risk	86.5%	83.9%	2.6%
Total	81.9%	81.6%	0.3%

(1) Data excludes Individual business (under 65 years of age).

Managed care premium revenue increased as a result of growth in our Individual Consumer and Government Business division. This growth is primarily a result of new membership from our new Medicare Private-Fee-For-Service products and additional members in both our Medicare Part D and Medicare Advantage products. Additionally, we completed an acquisition of Medicaid membership in our Missouri market effective February 1, 2007. Partially offsetting the increase was a decline of managed care premium revenue in our Commercial Business division as a result of a decline in membership over the prior year quarter.

Management services revenue declined slightly over the prior year quarter primarily as a result of membership losses in our National Accounts business.

Medical costs increased almost exclusively as a result of new business in our Individual Consumer and Government Business division discussed above. Medical costs as a percentage of premium revenue increased 0.3% compared with the prior year quarter. This increase is primarily a result of the change in mix of business over the prior year quarter, predominantly in our higher yield and higher medical loss ratio Medicare products driven by our new Private–Fee–For–Service members.

Selling, general and administrative expense increased primarily as a result of costs related to the new Medicare Private-Fee-For-Service business in 2007. The additional Medicare Private-Fee-For-Service costs are primarily made up of sales commissions paid to brokers, but also include wages and other enrollment costs. The increase in total selling, general and administrative expense is also attributable to salary and benefit expense increases as a result of normal annual compensation increases.

Depreciation and amortization increased as a result of an increase in property and equipment over the past twelve months, primarily internally developed and purchased software.

Interest expense increased as a result of the redemption during the first quarter of 2007 of all $170.5 million of our outstanding 8.125% senior notes due February 15, 2012. The Company redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, we recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes.

Other income increased primarily as a result of a larger investment portfolio, but also as a result of a rise in interest rates over the last twelve months.

Our provision for income taxes did not change from the prior year quarter although the effective tax rate decreased to 36.9% compared to 37.3% for the same period in 2006 primarily as a result of a change in the proportion of Company earnings to states with lower tax rates.

Business Segments

In an effort to further integrate the First Health business acquired in January of 2005, we have realigned into new operating units which are based on the product sold. Our new organizational structure capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, our reportable segments have changed. Each of our three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of our commercial employer-focused businesses including the traditional health plan group risk and ASO products as well as the National Accounts, FEHBP, and Network Rental businesses. The Individual Consumer & Government Division contains the individual consumer products and all Medicare and Medicaid products. The Specialty Division currently includes our workers’ compensation services businesses. For additional detail regarding the Company’s segments, please refer to Note I to the Condensed Consolidated Financial Statements located in Part I, Item 1 of this Form 10–Q.

Operating Revenues (in thousands)

	Quarters Ended March 31,		Increase
	2007	2006	(Decrease)
Commercial group risk premiums	$ 1,133,525	$ 1,141,761	$ (8,236)
Commercial ASO	116,447	128,874	(12,427)
Total Commercial Division	1,249,972	1,270,635	(20,663)
Medicare risk premiums	668,455	380,045	288,410
Medicaid risk premiums	208,138	189,173	18,965
Individual risk premiums	12,852	5,343	7,509
Medicaid ASO	49,605	43,727	5,878
Total Individual Consumer & Government Division	939,050	618,288	320,762
Total Specialty Division	48,778	51,425	(2,647)
Eliminations	(1,303)	(1,631)	328

Total Revenue	$ 2,236,497	$ 1,938,717	$ 297,780

Gross Margin (Operating revenues less medical costs, in thousands)

	Quarters Ended March 31,		Increase
	2007	2006	(Decrease)
Commercial Division	$ 362,840	$ 371,159	$ (8,319)
Individual Consumer & Government Division	169,361	116,047	53,314
Specialty Division	48,778	51,425	(2,647)
Eliminations	(1,022)	(968)	(54)
Total Gross Margin	$ 579,957	$ 537,663	$ 42,294

Commercial Business Division

Commercial group risk premium revenue declined as a result of membership declines in our commercial group risk business from the prior year quarter. However, a portion of those members changed from our risk products to our non-risk products. Partially offsetting the membership decrease was an increase in average premium yields per member per month in our commercial group risk business. Commercial premium yields increased as a result of rate increases that occurred throughout all markets. Commercial ASO revenue declined due to membership losses in our national accounts non-risk business.

Gross margin decreased as a result of the decline in revenue discussed above. Total Commercial medical costs also declined as a result of the decrease in membership. Medical costs as a percentage of premium revenue declined as well, primarily as a result of premium yield increases exceeding medical cost trend.

Individual Consumer & Government Business Division

Government revenue increased as a result of increased Medicare-Private-Fee-For-Service membership, Medicare Part D membership, and Medicaid membership. Medicare Part D revenue includes $66.2 million attributable to the estimation of Centers for Medicare and Medicaid Services (CMS) risk sharing payments. This risk sharing revenue represents the amount we would receive from CMS if we settled with CMS as of the end of the first quarter. We expect the Medicare Part D program to be profitable on a full year basis and, as a result, expect that the risk-sharing revenue related to the 2007 contract year will reverse itself later in the year and will eventually be insignificant as of year end.

Medicare risk premium yields per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products as well as from increases in risk factor adjustment scores for certain of our Medicare products. This average premium yield increase was partially offset by the addition of the new Medicare Private-Fee-For-Service business which has a lower premium yield than our existing Medicare Advantage business, given our individually distributed PFFS products generally do not include a pharmacy benefit. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market.

The increase in gross margin is driven by the increased business discussed above and is offset by the increased medical costs associated with this increased business. Medicare risk medical costs as a percentage of premium revenue increased over the prior year quarter as a result of the addition of new Medicare Private-Fee-For-Service business, which has a higher medical loss ratio given our individually distributed Private-Fee-For-Service products generally do not include a pharmacy benefit. Medicare Part D medical costs as a percentage of premium revenue has decreased over the prior year quarter as a result of favorable pharmacy cost trend as members move to generic brands. Medicaid medical costs as a percentage of premium revenue increased over the prior year quarter as a result of an increase in large claims incurred in Missouri, our largest Medicaid market.

Specialty Business Division

Specialty revenue has declined $2.6 million due to a decline in workers’ compensation claim volume.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.0 years as of March 31, 2007. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $54.9 million restricted under state regulations, increased $500.3 million to $3.2 billion at March 31, 2007 from $2.7 billion at December 31, 2006.

We have classified all of our investments as available–for–sale. Our investments at March 31, 2007 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of March 31, 2007	Cost	Value
Maturities:
Within 1 year	$325,846	$325,227
1 to 5 years	379,777	377,811
5 to 10 years	259,040	259,269
Over 10 years	368,585	367,037
Total	$1,333,248	1,329,344
Equity investment accounted for under the equity method		52,639
Total short-term & long-term investments		$1,381,983

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other-than-temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. The current unrealized loss as of March 31, 2007, is almost exclusively the result of interest rate increases and not unfavorable changes in the credit ratings associated with these securities. These investments are not in high risk industries or sectors and we intend to hold these investments for a period of time sufficient to allow for a recovery in market value.

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2006, for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and any other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities is primarily driven by an additional monthly payment received from CMS in the quarter, net earnings and the new Medicare Private Fee for Service business. We received four monthly CMS payments in the first quarter instead of the normal three. The additional CMS receipt totaled $268.0 million, including large claim reinsurance and low income subsidies from CMS of approximately $44.5 million. In addition, the reinsurance payments received during the quarter totaled $33.2 million, net of claims paid subject to reinsurance. The receipt of these subsidies is mostly steady throughout the year but claim payments related to these subsidies are greater toward the latter part of the year. Deferred revenue unrelated to the additional CMS payment increased during the quarter as a result of strong collections in the quarter. Also contributing to the cash inflows was the new Medicare Private Fee for Service business. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Offsetting these operating cash inflows was an increase in other long-term assets, which was primarily a result of an increase in the Medicare risk share receivable for the 2007 contract year and a decrease in accounts payable and other accrued liabilities, which was driven by a decrease in income taxes payable as a result of tax payments made during the quarter exceeding the tax provision.

Net cash flow from investing activities for the quarter ended March 31, 2007 increased as compared to the prior year quarter primarily due to the net proceeds on the sale of investments in the current year quarter and non-recurring payments made for software license payments in the prior year quarter.

Projected capital expenditures in 2007 of approximately $65-$70 million consist primarily of computer hardware, software and other equipment.

On February 15, 2007, we redeemed all $170.5 million of our outstanding 8.125% senior notes. We redeemed the senior notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. The funds for payment of the redemption price were provided by existing cash. On March 20, 2007, we completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due 2017 (the “Notes”) at the issue price of 99.63% per Note.

In February 2007, our Board of Directors approved an increase to Coventry’s share repurchase program in an amount equal to 5% of the Company’s outstanding common stock, thus increasing our repurchase authorization by 7.9 million shares. Under the share repurchase program, we purchased 4.0 million shares of our common stock during the three months ended March 31, 2007, at an aggregate cost of $221.3 million. As of March 31, 2007, the total remaining common shares we are authorized to repurchase under this program is 10.0 million.

On April 2, 2007, we completed our acquisition of the workers’ compensation managed care services businesses of Concentra, Inc. (“Concentra”) in an all-cash transaction for $387.5 million. Under the terms of the agreement, we acquired Concentra’s workers’ compensation PPO, provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated entities. During the quarter ended March 31, 2007, we received $15 million in dividends from our regulated subsidiaries.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ”Company Action Level,” which is currently equal to 200% of their RBC. We have adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2007 and December 31, 2006 (in millions, except percentage data):

	March 31,	December 31,
	2007	2006

(unaudited)
Regulated capital and surplus	$ 1,120.8	$ 1,055.3	(a)
300% of RBC	$ 636.3	$ 636.3	(a)
Excess capital and surplus above 300% of RBC	$ 484.5	$ 419.0	(a)
Capital and surplus as percentage of RBC	528%	498%	(a)
Statutory deposits	$ 54.9	$ 56.4
(a) unaudited

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings partially offset by dividends paid to the parent company during the quarter.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $595.8 million and $563.1 million at March 31, 2007 and December 31, 2006, respectively. The increase was primarily due to the issuance of senior notes discussed previously, earnings from our non-regulated First Health business and the dividends received from our regulated subsidiaries offset, in part, by the share repurchases and the redemption of the senior notes discussed previously.

Outlook

During 2007, we have the following expectations for our three business lines:

Commercial Division – we believe Commercial group risk membership will return to being flat with the December 2006 year-end results, to potentially down one percent and expect the health plan ASO membership to be up between 2% – 3%. We will continue to expand our commercial footprint in our new markets of Oklahoma City and South Carolina, as well as opening up a new market in Memphis.

Individual Consumer & Government Division – our new product for 2007, Private-Fee-For-Service, is off to a very robust start and is being offered in 43 states. By year-end, we are expecting 135,000 new members and almost $1 billion of new revenue.

Specialty Division – our acquisition of Concentra’s workers compensation business, effective April 2, 2007 is expected to have a small favorable effect on earnings this year.

Legal Proceedings

Refer to Part II, Item 1, “Legal Proceedings.”

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10–K for the year ended December 31, 2006.

No material changes have occurred in our exposures to market risk since the date of our Annual Report on Form 10–K for the fiscal year ended December 31, 2006.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended March 31, 2007 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

January 1-31, 2007	1	$49.64	-	6,169
February 1-28, 2007	2,911	$55.60	2,911	11,111
March 1-31, 2007	1,095	$54.58	1,089	10,022

Totals	4,007	$55.32	4,000	10,022

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations.

(2)     These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In February 2007, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 7.9 million shares.

ITEM 3: Not Applicable

ITEM 4: Not Applicable

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

4.1	Indenture between Coventry Health Care, Inc. and The Bank of New York, dated March 20, 2007 (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated March 20, 2007).

4.2

Officers’ Certificate pursuant to the Indenture dated March 20, 2007, setting forth the terms of the Notes (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated March 20, 2007).

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	May 10, 2007	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	May 10, 2007	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 10, 2007	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

4.1	Indenture between Coventry Health Care, Inc. and The Bank of New York, dated March 20, 2007 (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K dated March 20, 2007).

4.2

Officers’ Certificate pursuant to the Indenture dated March 20, 2007, setting forth the terms of the Notes (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated March 20, 2007).

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