Form 10-Q
period 2007-06-30
COVENTRY HEALTH CARE INC
filed 2007-08-08
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock $.01 Par Value	154,851,315

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,685,133	$1,370,836
Short-term investments	102,070	292,392
Accounts receivable, net	239,794	209,180
Other receivables, net	273,672	164,829
Other current assets	148,437	97,145
Total current assets	2,449,106	2,134,382

Long-term investments	1,191,031	1,130,572
Property and equipment, net	309,019	315,105
Goodwill	1,918,423	1,620,272
Other intangible assets, net	454,046	388,400
Other long-term assets	89,451	76,376
Total assets	$6,411,076	$5,665,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,429,785	$1,121,151
Accounts payable and other accrued liabilities	406,727	460,489
Deferred revenue	340,350	60,349
Current portion of long-term debt	10,000	10,000
Total current liabilities	2,186,862	1,651,989

Long-term debt, net	968,563	750,500
Other long-term liabilities	325,289	309,616
Total liabilities	3,480,714	2,712,105

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
189,113 issued and 154,826 outstanding in 2007
187,630 issued and 159,441 outstanding in 2006	1,891	1,876
Treasury stock, at cost; 34,287 in 2007; 28,189 in 2006	(929,367)	(563,909)
Additional paid-in capital	1,643,544	1,571,101
Accumulated other comprehensive loss	(9,643)	(3,519)
Retained earnings	2,223,937	1,947,453
Total stockholders’ equity	2,930,362	2,953,002
Total liabilities and stockholders’ equity	$6,411,076	$5,665,107

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Managed care premiums	$2,016,394	$1,721,137	$4,039,365	$3,437,459
Management services	316,098	223,772	529,624	446,167
Total operating revenues	2,332,492	1,944,909	4,568,989	3,883,626

Operating expenses:
Medical costs	1,605,437	1,376,396	3,261,977	2,777,450
Cost of sales	27,609	-	27,609	-
Selling, general and administrative	442,835	333,290	812,330	661,518
Depreciation and amortization	33,658	28,635	63,957	55,350
Total operating expenses	2,109,539	1,738,321	4,165,873	3,494,318

Operating earnings	222,953	206,588	403,116	389,308

Interest expense	15,640	13,248	36,839	26,165
Other income, net	34,770	24,082	68,599	47,076

Earnings before income taxes	242,083	217,422	434,876	410,219

Provision for income taxes	90,781	81,968	161,833	153,785

Net earnings	$151,302	$135,454	$273,043	$256,434

Net earnings per share:
Basic earnings per share	$0.98	$0.86	$1.75	$1.61
Diluted earnings per share	$0.96	$0.84	$1.72	$1.58

Weighted average common shares outstanding:
Basic	155,095	158,383	156,056	159,202
Effect of dilutive options and restricted stock	2,746	2,959	2,682	3,136
Diluted	157,841	161,342	158,738	162,338

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Net cash from operating activities	$730,164	$661,419

Cash flows from investing activities:
Capital expenditures, net	(13,230)	(40,120)
Proceeds from sales of investments	570,226	814,351
Proceeds from maturities of investments	198,270	202,626
Purchases of investments	(648,829)	(845,926)
Payments for acquisitions, net of cash acquired	(411,318)	(31,674)

Net cash from investing activities	(304,881)	99,257

Cash flows from financing activities:
Proceeds from issuance of stock	31,215	13,851
Payments for repurchase of stock	(379,462)	(268,634)
Excess tax benefit from stock compensation	23,705	16,465
Proceeds from issuance of debt, net	394,056	-
Payments for retirement of debt	(180,500)	(10,000)

Net cash from financing activities	(110,986)	(248,318)

Net change in cash and cash equivalents	314,297	512,358

Cash and cash equivalents at beginning of period	1,370,836	391,646

Cash and cash equivalents at end of period	$1,685,133	$904,004

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

B.	SIGNIFIGANT ACCOUNTING POLICIES

Cost of Sales

Cost of sales is a new line on our statements of operations this quarter and is a direct result of the Concentra, Inc. (“Concentra”) acquisition. Cost of sales consists of the expense for prescription drugs provided by the Company’s workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and this amount excludes the cost of drugs related to our risk products which are recorded in medical costs.

Recent Accounting Pronouncements

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

C.	ACQUISITIONS

Effective February 1, 2007, the Company completed its purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

On April 2, 2007, the Company completed its acquisition of the workers’ compensation managed care services businesses of Concentra in an all-cash transaction for approximately $387.5 million. Included in the assets acquired was $304.4 million in goodwill and $70.9 million of identifiable intangibles, subject to amortization, consisting of customer lists and a provider network with a weighted average useful life of 11.7 years. Under the terms of the agreement between the Company and Concentra, the Company acquired Concentra’s workers’ compensation preferred provider organization (“PPO”), provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

D.      DEBT

The Company’s outstanding debt as of June 30, 2007, and December 31, 2006, consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
8.125% Senior notes due 2/15/12	$ -	$ 170,500
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,563	-
of $1,437 at June 30, 2007
5-year Term loan	80,000	90,000
Total Debt	$ 978,563	$ 760,500

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

See Note L for additional information related to the credit facilities.

E.	CONTINGENCIES

The Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint included state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court dismissed several of the state law claims and ordered all physicians who had an arbitration provision in their provider contracts to submit their direct RICO claims and their remaining state law claims to arbitration. As a consequence of this ruling, the plaintiffs who had arbitration provisions voluntarily dismissed their claims that were subject to arbitration. In its order, the trial court also held that the plaintiffs’ claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO were not subject to arbitration. The trial court then certified various subclasses of plaintiffs with respect to these two federal law claims.

Seven defendants entered into settlement agreements with the plaintiffs, which received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of the Company. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. By an order dated June 13, 2007, the Eleventh Circuit affirmed the trial court’s order granting summary judgment in favor of the Company. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. Although the Company can not predict the outcome, management believes that the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

F.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 1.9 million stock options during the current quarter. The Company recorded $9.3 million and $17.2 million of compensation expense related to stock options in its statement of operations for the three and six months ended June 30, 2007, respectively. The total intrinsic value of options exercised was $21.5 million and $14.7 million for the quarters ended June 30, 2007 and 2006, respectively, and $52.8 million and $32.1 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $85.5 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares	Weighted-Average	Aggregate Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Outstanding at January 1, 2007	11,301	$ 35.56
Granted	1,996	$ 59.57
Exercised	(1,456)	$ 20.76
Cancelled and expired	(195)	$ 44.67
Outstanding at June 30, 2007	11,646	$ 41.37	$ 193,917
Exercisable at June 30, 2007	5,423	$ 31.70	$ 140,723

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2007 to derive the assumptions used in the valuation model is consistent with that used in 2006. The following average values and weighted-average assumptions were used for option grants:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Black-Scholes-Merton Value	$ 17.11	$ 17.51	$ 16.92	$ 17.55
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	4.9%	4.8%	4.9%
Expected volatility	25.4%	34.1%	25.3%	34.0%
Expected life (in years)	4.1	4.0	4.1	4.0

Restricted Stock Awards

The Company awarded 0.6 million shares of restricted stock in the current quarter. The value of the restricted shares is amortized over various vesting periods through 2011. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $7.6 million and $6.4 million for the quarters ended June 30, 2007 and 2006, respectively, and $14.4 million and $12.6 million for the six months ended June 30, 2007 and 2006, respectively. The total unrecognized compensation cost related to the restricted stock was $60.5 million at June 30, 2007, and is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $35.8 million and $33.3 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2007:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2007	1,278	$ 40.91
Granted	596	$ 59.49
Vested	(606)	$ 37.23
Forfeited	(37)	$ 44.52
Nonvested, June 30, 2007	1,231	$ 51.67

G.	SHARE REPURCHASE PROGRAM

In February 2007, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.9 million shares. Under the share repurchase program, the Company purchased 2.5 million shares and 6.5 million shares of the Company’s common stock during the three and six months ended June 30, 2007, at an aggregate cost of $148.9 million and $370.2 million, respectively. As of June 30, 2007, the total remaining number of common shares the Company is authorized to repurchase under this program is 7.5 million.

H.	INCOME TAXES

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

The cumulative effect of implementing FIN 48 was a decrease of $3.4 million in reserves for uncertain tax positions, which was accounted for as an increase to the beginning balance of retained earnings. As of the effective date of January 1, 2007, the balance of the Company’s total gross unrecognized tax benefit was $26.6 million, of which $15.1 million would affect the effective income tax rate if recognized. Interest and penalties accrued as of January 1, 2007, net of related tax benefit was $6.2 million.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of June 30, 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, included in income tax expense was $2.2 million.

Coventry Health Care, Inc. and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in various jurisdictions. Tax years 2003-2006 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

I.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$ 151,302	$ 135,454	$ 273,043	$ 256,434
Other comprehensive loss:
Holding loss:	(10,972)	(6,065)	(9,114)	(14,964)
Reclassification adjustment	(934)	221	(925)	457
Sub-total	(11,906)	(5,844)	(10,039)	(14,507)

Tax benefit	4,644	2,279	3,915	5,657

Comprehensive income	$ 144,040	$ 131,889	$ 266,919	$ 247,584

The unrealized loss on the Company’s investment portfolio for the quarter and six months ended June 30, 2007 was primarily a result of an increasing interest rate environment during the second quarter.

J.	OTHER

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 3.3 million and 3.8 million shares for the quarters ended June 30, 2007 and 2006, respectively, and 3.2 million and 0.4 million shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income of $33.0 million and $23.0 million for the quarters ended June 30, 2007 and 2006, respectively, and $65.8 million and $43.9 million for the six months ended June 30, 2007 and 2006, respectively.

K.	SEGMENT INFORMATION

In an effort to further integrate the First Health business acquired in January of 2005, the Company has realigned into new operating units which are based on the product sold. The Company’s new organizational structure capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, the Company’s reportable segments have changed. The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of the Company’s three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts, Federal Employees Health Benefit Plans (FEHBP), and Network Rental businesses. The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses.

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

The Individual Consumer & Government Division provides comprehensive health benefits to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, Medicare Advantage Private-Fee-For-Service, Medicare Prescription Drug, and Medicaid programs and receives premium payments from federal and state governments. This division also provides commercial fully-insured managed care services on an individual basis and offers products and services more specialized to the needs of state governments such as pharmacy benefit management, clinical management and fiscal intermediary services on a fee-for-service basis.

The Specialty Business Division currently provides workers’ compensation managed care services on a fee-based basis, including access to our provider network, pharmacy benefits management, field case management, telephonic case management, independent medical exam and bill review capabilities. This division includes the workers’ compensation managed care services businesses acquired from Concentra on April 2, 2007. See Note B to the Condensed Consolidated Financial Statements for additional information related to the Concentra acquisition.

The Company evaluates performance and allocates resources based on gross margin. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Footnote A in Item 8 of the Company’s 10-K for the year ended December 31, 2006.

The table below summarizes the Company’s reportable segments (in thousands) through gross margin and includes a medical loss ratio (“MLR”) calculation. “Other” represents the elimination of fees charged between segments. Disclosure of total assets by reportable segment has not been included; as such assets are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended June 30, 2007
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,134,278	$ 882,116	$ -	$ -	$ 2,016,394
Management services	113,702	46,716	157,098	(1,418)	316,098
Total operating revenues	1,247,980	928,832	157,098	(1,418)	2,332,492
Medical costs	881,283	724,432	-	(278)	1,605,437
Cost of sales	-	-	27,609	-	27,609
Gross margin	$ 366,697	$ 204,400	$ 129,489	$ (1,140)	$ 699,446
MLR	77.7%	82.1%	n/a	n/a	79.6%

	Quarter Ended June 30, 2006
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,147,613	$ 573,524	$ -	$ -	$ 1,721,137
Management services	122,903	47,974	54,536	(1,641)	223,772
Total operating revenues	1,270,516	621,498	54,536	(1,641)	1,944,909
Medical costs	885,281	491,779	-	(664)	1,376,396
Cost of sales	-	-	-	-	-
Gross margin	$ 385,235	$ 129,719	$ 54,536	$ (977)	$ 568,513
MLR	77.1%	85.7%	n/a	n/a	80.0%

	Six Months Ended June 30, 2007
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total

Operating Revenue:
Managed care premiums	$ 2,267,804	$ 1,771,561	$ -	$ -	$ 4,039,365
Management services	230,149	96,321	205,877	(2,723)	529,624
Total operating revenues	2,497,953	1,867,882	205,877	(2,723)	4,568,989
Medical costs	1,768,415	1,494,121	-	(559)	3,261,977
Cost of sales	-	-	27,609	-	27,609
Gross margin	$ 729,538	$ 373,761	$ 178,268	$ (2,164)	$ 1,279,403
MLR	78.0%	84.3%	n/a	n/a	80.8%

	Six Months Ended June 30, 2006
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total

Operating Revenue:
Managed care premiums	$ 2,289,374	$ 1,148,085	$ -	$ -	$ 3,437,459
Management services	251,777	91,701	105,962	(3,273)	446,167
Total operating revenues	2,541,151	1,239,786	105,962	(3,273)	3,883,626
Medical costs	1,784,757	994,021	-	(1,328)	2,777,450
Cost of sales	-	-	-	-	-
Gross margin	$ 756,394	$ 245,765	$ 105,962	$ (1,945)	$ 1,106,176
MLR	78.0%	86.6%	n/a	n/a	80.8%

L.	SUBSEQUENT EVENTS

On July 2, 2007, the Company completed its acquisition of certain group health insurance businesses from Mutual of Omaha for approximately $120.0 million in an all-cash transaction. Under the terms of the agreement, the Company acquired Mutual of Omaha’s commercial employer group health business in Nebraska and Iowa as well as its national Federal Employees Health Benefits (FEHB) administration business, representing approximately 215,000 members in total.

On July 6, 2007, the Company signed a definitive agreement to acquire Florida Health Plan Administrators, LLC, owner of Vista Healthplans, for an aggregate purchase price of approximately $685.0 million, subject to certain adjustments. The closing of the Vista acquisition, which is expected to occur by year-end, is subject to closing conditions, regulatory and other customary approvals. Vista is a privately-owned, Florida-based diversified health plan serving approximately 295,000 members consisting of 153,000 commercial employer group members, 33,000 individual members, 26,000 Medicare Advantage HMO members and 83,000 state program members comprised of Medicaid and Healthy Kids. Approximately 85% of the membership is in the south Florida market with the remainder in north central Florida and the state’s panhandle.

On July 11, 2007, the Company executed an Amended and Restated Credit Agreement. The Credit Agreement provides for a five-year revolving credit facility in the principal amount of $850.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Agreement are general unsecured obligations of the Company. The Company drew $80.0 million under the credit facility to pay off the Company’s $80.0 million five-year term loan.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended June 30, 2007 and 2006

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended June 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2006, including the critical accounting policies discussed therein.

Summary of Second Quarter 2007 Performance

•	Individual Consumer & Government membership increased 213,000 from the prior-year quarter, primarily due to the Medicare Private-Fee-For-Service and Medicare Part D businesses.
•	Revenue increased 19.9% over the prior-year quarter.
•

Selling, general and administrative expenses were 19.0% of operating revenue, compared to 17.1% from the prior-year quarter with the increase primarily driven by the acquisition of Concentra, the revenue for which is 100% fee-based.

•	Our operating margin was 9.6% compared to 10.6% from the prior-year quarter.
•	Diluted earnings per share increased to $0.96 from $0.84 the prior-year quarter.
•	The Company repurchased 2.5 million common shares at a cost of $148.9 million.

Acquisitions

Effective February 1, 2007, we completed our purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

On April 2, 2007, the Company completed its acquisition of the workers’ compensation managed care services businesses of Concentra, Inc. (“Concentra”) in an all-cash transaction for approximately $387.5 million. Included in the assets acquired was $304.4 million in goodwill and $70.9 million of identifiable intangibles, subject to amortization, consisting of customer lists and a provider network with a weighted average useful life of 11.7 years. Under the terms of the agreement between the Company and Concentra, the Company acquired Concentra’s workers’ compensation PPO, provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

Membership

The following tables present our membership as of June 30, 2007 and 2006 (amounts in thousands).

Membership by Product	Q2 2007	Q2 2006
Commercial group risk(1)	1,389	1,487
Health plan ASO	650	611
Other ASO(2)	692	900
Total Commercial Division	2,731	2,998

Medicare Advantage(3)	213	80
Medicare Part D	700	663
Total Medicare	913	743

Medicaid risk	396	379
Individual	41	15
Total Individual Consumer & Government Division	1,350	1,137

Total Membership	4,081	4,135

(1) “Commercial Group Risk” membership includes our health plan commercial group business and a small group PPO insurance block which was previously imbedded within our First Health segment.

(2) “Other ASO” membership includes active National Accounts and FEHBP administrative services business.

(3) Medicare Advantage” data includes Medicare Advantage HMO, Medicare Advantage PPO and Medicare Advantage PFFS results.

Commercial membership decreased from the prior year quarter. Within that decrease, a portion of the members transferred from our risk product to our ASO product.

Individual Consumer & Government membership increased from the prior year quarter primarily due to our new Medicare Private-Fee-For-Service (“PFFS”) product and additional Medicare Part D members. Commencing January 1, 2007, we offered Medicare Advantage Private Fee for Service plans to individuals in 43 states under the name Advantra Freedom. The increase in membership related to PFFS was 125,000 during the six months ended June 30, 2007.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and six months ended June 30, 2007 and 2006 (in thousands, except EPS and membership).

	Quarters Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Consolidated Business
Total operating revenues	$2,332,492	$1,944,909	19.9%	$4,568,989	$3,883,626	17.6%
Operating earnings	$222,953	$206,588	7.9%	$403,116	$389,308	3.5%
Operating earnings as a percentage of revenue	9.6%	10.6%	(1.0%)	8.8%	10.0%	(1.2%)
Net earnings	$151,302	$135,454	11.7%	$273,043	$256,434	6.5%
Diluted earnings per share	$0.96	$0.84	14.3%	$1.72	$1.58	8.9%
Selling, general and administrative as a percentage of revenue	19.0%	17.1%	1.9%	17.8%	17.0%	0.8%

Managed Care Premium Yields (per member per month):
Health plan commercial risk (1)	$271.39	$259.44	4.6%	$271.21	$258.09	5.1%
Medicare Advantage risk	$898.22	$854.85	5.1%	$892.88	$845.38	5.6%
Medicare Part D	$78.74	$95.29	(17.4%)	$99.26	$108.69	(8.7%)
Medicaid risk	$174.48	$165.53	5.4%	$175.78	$164.34	7.0%
Medical Loss Ratios:
Health plan commercial risk (1)	77.5%	77.3%	0.2%	78.0%	78.1%	(0.1%)
Medicare Advantage risk	79.3%	79.5%	(0.2%)	80.7%	80.7%	-
Medicare Part D	80.3%	93.6%	(13.3%)	89.0%	95.9%	(6.9%)
Medicaid risk	91.7%	86.0%	5.7%	89.1%	84.9%	4.2%
Total	79.6%	80.0%	(0.4%)	80.8%	80.8%	-

(1) Data excludes Individual business (under 65 years of age).

Quarters Ended June 30, 2007 and 2006

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

Management services revenue increased compared to the prior year quarter as a result of the acquisition of Concentra. This increase is partially offset by a decline of management services revenue in our Commercial division, primarily as a result of membership losses in our National Accounts business.

Medical costs increased almost exclusively as a result of new business in our Individual Consumer and Government Business division discussed above. Medical costs as a percentage of premium revenue decreased 0.4% compared with the prior year quarter. This decrease is primarily a result of the improved performance of our Medicare Part D and Medicare Advantage business over the prior year quarter.

Cost of sales is a new line on our statements of operations this quarter and is a direct result of the Concentra acquisition. Cost of sales consists of the expense for prescription drugs provided by our workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and this amount excludes the cost of drugs related to our risk products recorded in medical costs.

Selling, general and administrative expense increased primarily due to normal operating costs of the recent acquisition of Concentra as well as costs related to the new Medicare Private-Fee-For-Service business in 2007. The additional Medicare Private-Fee-For-Service costs are primarily made up of sales commissions paid to brokers, but also include wages and other enrollment costs. The increase in total selling, general and administrative expense is also attributable to increased salary and benefit expense as we position for future growth and as a result of normal annual compensation increases.

Depreciation and amortization increased primarily as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the acquisition of Concentra as well as a result of an increase in property and equipment over the past twelve months.

Interest expense increased as a result of the issuance during the first quarter of 2007 of the $400 million 5.95% Senior Notes due 2017 and is partially offset by the redemption, also during the first quarter of 2007, of all $170.5 million 8.125% senior notes due February 15, 2012.

Other income increased primarily as a result of a larger investment portfolio.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate was 37.5% in the second quarter of 2007 compared to 37.7% for the same period in 2006.

Six Months Ended June 30, 2007 and 2006

Managed care premium revenue increased as a result of growth in our Individual Consumer and Government Business division described above. Additionally, we completed an acquisition of Medicaid membership in our Missouri market effective February 1, 2007. Partially offsetting the increase was a decline of managed care premium revenue in our Commercial Business division, also described above.

Management services revenue increased compared to the prior year quarter as a result of the acquisition of Concentra. This increase is partially offset by a decline of management services revenue in our Commercial division, primarily as a result of membership losses in our National Accounts business.

Medical costs increased almost exclusively as a result of new business in our Individual Consumer and Government Business division discussed above. Medical costs as a percentage of premium revenue were unchanged from prior year period.

Medical expenses for the six months ended June 30, 2007, include approximately $111.8 million of favorable medical cost development related to prior calendar years. The favorable development in 2007 is a result of $94.8 million of lower than anticipated medical cost increases and $17.0 million higher than expected completion factors. Comparatively, medical expenses for the six months ended June 30, 2006, included approximately $116.9 million of favorable medical cost development related to prior calendar years. The favorable development during 2006 was larger as a result of the uncertainties at December 31, 2005 regarding our Louisiana operations and the effects from Hurricane Katrina. For the full-year 2006, we experienced favorable development of $130.9 million related to prior year reserves. For 2007, on a full-year basis, we expect favorable development to be slightly lower than that recorded in 2006.

Selling, general and administrative expense increased primarily due to normal operating costs of the recent acquisition of Concentra as well as costs related to the new Medicare Private-Fee-For-Service business in 2007. The increase in total selling, general and administrative expense is also attributable to increased salary and benefit expense as we position for future growth and as a result of normal annual compensation increases.

Depreciation and amortization increased as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the acquisition of Concentra as well as a result of an increase in property and equipment over the past twelve months.

Interest expense increased primarily as a result of the redemption during the first quarter of 2007 of all $170.5 million of our outstanding 8.125% senior notes due February 15, 2012. The Company redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, we recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes.

Other income increased primarily as a result of a larger investment portfolio.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate decreased to 37.2% compared to 37.5% for the same period in 2006 primarily as a result of a change in the proportion of Company earnings to states with lower tax rates.

Business Segments

In an effort to further integrate the First Health business acquired in January of 2005, we have realigned into new operating units which are based on the product sold. Our new organizational structure capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, our reportable segments have changed. Each of our three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of our commercial employer-focused businesses including the traditional health plan group risk and ASO products as well as the National Accounts, FEHBP, and Network Rental businesses. The Individual Consumer & Government Division contains the individual consumer products and all Medicare and Medicaid products. The Specialty Division currently includes our workers’ compensation services businesses. For additional detail regarding the Company’s segments, please refer to Note K to the Condensed Consolidated Financial Statements located in Part I, Item 1 of this Form 10–Q.

Operating Revenues (in thousands)

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial group risk premiums	$ 1,134,278	$ 1,147,613	$ (13,335)	$ 2,267,804	$ 2,289,374	$ (21,570)
Commercial ASO	113,702	122,903	(9,201)	230,149	251,777	(21,628)
Total Commercial Division	1,247,980	1,270,516	(22,536)	2,497,953	2,541,151	(43,198)
Medicare risk premiums	657,652	376,735	280,917	1,326,107	756,780	569,327
Medicaid risk premiums	207,937	190,108	17,829	416,075	379,281	36,794
Individual risk premiums	16,527	6,681	9,846	29,379	12,024	17,355
Medicaid ASO	46,716	47,974	(1,258)	96,321	91,701	4,620
Total Individual Consumer & Gov't Division	928,832	621,498	307,334	1,867,882	1,239,786	628,096
Total Specialty Division	157,098	54,536	102,562	205,877	105,962	99,915
Eliminations	(1,418)	(1,641)	223	(2,723)	(3,273)	550

Total Revenue	$ 2,332,492	$ 1,944,909	$ 387,583	$ 4,568,989	$ 3,883,626	$ 685,363

Gross Margin (in thousands)

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial Division	$ 366,697	$ 385,235	$ (18,538)	$ 729,538	$ 756,394	$ (26,856)
Individual Consumer & Gov't Division	204,400	129,719	74,681	373,761	245,765	127,996
Specialty Division	129,489	54,536	74,953	178,268	105,962	72,306
Other	(1,140)	(977)	(163)	(2,164)	(1,945)	(219)
Total	$ 699,446	$ 568,513	$ 130,933	$ 1,279,403	$ 1,106,176	$ 173,227

Commercial Business Division

Quarters and Six Months Ended June 30, 2007 and 2006

Commercial group risk premium revenue declined for the quarter and six months ended June 30, 2007 from the same periods in 2006 as a result of membership declines in our commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products. Partially offsetting the membership decrease was an increase in average premium yields per member per month in our commercial group risk business. Commercial premium yields increased as a result of rate increases that occurred throughout all markets. Commercial ASO revenue declined due to membership losses in our national accounts non-risk business.

Gross margin decreased as a result of the decline in revenue discussed above. Total Commercial medical costs also declined as a result of the decrease in membership.

Individual Consumer & Government Business Division

Quarters and Six Months Ended June 30, 2007 and 2006

Government revenue increased for the quarter and six months ended June 30, 2007 from the same period in 2006 as a result of new membership from the Medicare PFFS business as well as the increased Medicare Part D, Medicaid and Individual membership. Medicare Part D revenue includes adjustments attributable to the estimation of Centers for Medicare & Medicaid Services (“CMS”) Risk Sharing payments. The quarter ended June 30, 2007 includes a reduction of revenue of $31.7 million while the six months ended June 30, 2007 includes additional revenue of $34.5 million; these amounts are primarily related to the 2007 rate year. This risk sharing revenue represents the amount we would receive from CMS if we settled with CMS as of the end of the second quarter. We expect the Medicare Part D program to be profitable on a full year basis and, as a result, expect that the risk-sharing revenue related to the 2007 contract year will continue to reverse through the year.

Medicare risk premium yields per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products as well as from increases in risk factor adjustment scores for certain of our Medicare products. This average premium yield increase was partially offset by the addition of the new Medicare Private-Fee-For-Service business which has a lower premium yield than our existing Medicare Advantage business, since our individually distributed PFFS products generally do not include a pharmacy benefit. Medicare Part D premium yields have declined for both the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to the lower CMS risk sharing accruals. The six months ended June 30, 2007 included $34.5M compared to $56.7 million for the same period in 2006. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2006.

The increase in gross margin is driven by the increased business discussed above and is offset by the increased medical costs associated with this increased business. Medicare Part D medical costs as a percentage of premium revenue have decreased over the prior year quarter as a result of favorable pharmacy cost trend due to re-negotiated pharmaceutical contracts resulting from higher enrollment and as a result of members moving to generic drugs. Medicaid medical costs as a percentage of premium revenue increased over the prior year quarter as a result of an increase in large claims incurred in Missouri, our largest Medicaid market.

Specialty Business Division

Quarters and Six Months Ended June 30, 2007 and 2006

Specialty revenue has increased as a result of the acquisition of Concentra during the second quarter of 2007.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.82 years as of June 30, 2007. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $54.6 million restricted under state regulations, increased $186.3 million to $2.9 billion at June 30, 2007 from $2.7 billion at December 31, 2006.

We have classified all of our investments as available–for–sale. Our investments at June 30, 2007 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of June 30, 2007	Cost	Value
Maturities:
Within 1 year	$217,662	$216,844
1 to 5 years	328,768	325,284
5 to 10 years	270,858	266,642
Over 10 years	439,364	432,073
Total	$1,256,652	1,240,843
Equity investment accounted for under the equity method		52,258
Total short-term & long-term investments		$1,293,101

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

Cash Flows

Net cash from operating activities is primarily driven by an additional monthly payment received from CMS, an increase in medical liabilities and net earnings. We received seven monthly CMS payments in the first six months instead of the normal six. The additional CMS receipt totaled $311.8 million, including large claim reinsurance and low income subsidies from CMS of approximately $47.5 million. In addition, the reinsurance payments received during the six months totaled $42.0 million, net of claims paid subject to reinsurance. The receipt of these subsidies is mostly steady throughout the year but claim payments related to these subsidies are greater toward the latter part of the year. The increase in medical liabilities was driven primarily by $194.1 million related to the new Medicare Private Fee for Service (“PFFS”) business. We added an additional 27,000 PFFS members during the current quarter. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Offsetting these operating cash inflows was a decrease in accounts payable and other accrued liabilities, which was driven by a decrease in income taxes payable as a result of tax payments made during the six months exceeding the tax provision, an increase in other receivables, which was primarily a result of accruing the Medicare risk share receivable for the 2007 contract year and an increase in pharmacy rebate receivables related to the Medicare Part D business.

As of June 30, 2007, we have accrued $363.0 million of liabilities to CMS for risk sharing and subsidy amounts associated with the 2006 plan year. We expect settlement of this amount with CMS to be completed by year-end.

Net cash flow from investing activities for the six months ended June 30, 2007 was an outflow as compared to the prior year period primarily due to the payment made for the Concentra acquisition.

Projected capital expenditures in 2007 of approximately $55-$65 million consist primarily of computer hardware, software and other equipment.

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

In February 2007, our Board of Directors approved an increase to Coventry’s share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing our repurchase authorization by 7.9 million shares. Under the share repurchase program, we purchased 2.5 million shares and 6.5 million shares of our common stock during the three and six months ended June 30, 2007, at an aggregate cost of $148.9 million and $370.1 million, respectively. As of June 30, 2007, the total remaining number of common shares that we are authorized to repurchase under this program is 7.5 million.

On April 2, 2007, we completed our acquisition of the workers’ compensation managed care services businesses of Concentra, Inc. (“Concentra”) in an all-cash transaction for approximately $387.5 million. Under the terms of the agreement, we acquired Concentra’s workers’ compensation PPO, provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

On July 2, 2007, we completed the acquisition of certain group health insurance businesses from Mutual of Omaha for approximately $120.0 million in an all-cash transaction. Under the terms of the agreement, we acquired Mutual of Omaha’s commercial employer group health business in Nebraska and Iowa as well as its national Federal Employees Health Benefits (FEHB) administration business, representing approximately 215,000 members in total.

On July 6, 2007 we signed a definitive agreement to acquire Florida Health Plan Administrators, LLC, owner of Vista Healthplans (“Vista”) for an aggregate purchase price of approximately $685.0 million, subject to certain adjustments. The closing of the Vista acquisition, which is expected to occur by year-end, is subject to closing conditions, regulatory and other customary approvals. Vista is a privately-owned, Florida-based diversified health plan serving approximately 295,000 members consisting of 153,000 commercial employer group members, 33,000 individual members, 26,000 Medicare Advantage HMO members and 83,000 state program members comprised of Medicaid and Healthy Kids. Approximately 85% of the membership is in the south Florida market with the remainder in north central Florida and the state’s panhandle. We plan to fund this acquisition through our amended credit facilities discussed below or through additional borrowings.

On July 11, 2007, we executed an Amended and Restated Credit Agreement. The Credit Agreement provides for a five-year revolving credit facility in the principal amount of $850.0 million, and provides us with the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Agreement are general unsecured obligations of the Company. We drew $80.0 million under the credit facility to pay off our $80.0 million five-year term loan and we plan to use the additional capacity under the credit facility for general corporate purposes such as the Vista acquisition discussed previously.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated entities. During the six months ended June 30, 2007, we received $240.7 million in dividends from our regulated subsidiaries and made capital contributions of $21.4 million.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ”Company Action Level,” which is currently equal to 200% of their RBC. We adopted an internal policy to maintain all of our regulated subsidiaries’ statutory capital and surplus at or above 250% of their RBC and a level of 300% in aggregate (referred to below as “300% of RBC”). Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of June 30, 2007 and December 31, 2006 (in millions, except percentage data):

	June 30,	December 31,
	2007	2006
(unaudited)
Regulated capital and surplus	$ 1,003.1	$ 1,055.3	(a)
300% of RBC	$ 636.3	$ 636.3	(a)
Excess capital and surplus above 300% of RBC	$ 366.7	$ 419.0	(a)
Capital and surplus as percentage of RBC	473%	498%	(a)
Statutory deposits	$ 54.6	$ 56.4
(a) unaudited

The decrease in capital and surplus for our regulated subsidiaries is primarily a result of dividends paid to the parent company during the quarter and is partially offset by our regulated subsidiaries earnings during 2007.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our investment in an equipment leasing limited liability company, we had cash and investments of approximately $237.8 million and $563.1 million at June 30, 2007 and December 31, 2006, respectively. The decrease was primarily due to payments made for the Concentra acquisition and payments made for share repurchases during the six months ended June 30, 2007. These payments were partially offset by dividends received from our regulated subsidiaries.

Contractual Obligations

During the current quarter as a result of our acquisition of Concentra, we have assumed contractual obligations for operating leases with future payments through 2016 of approximately $36.3 million

Outlook

For the remainder of 2007, we have the following expectations for our three business lines:

Commercial Division – we expect that on an organic basis the health plan ASO membership will be slightly down at year-end as compared to our June 30, 2007 membership and expect Commercial group risk membership in the aggregate will be slightly up at year-end as compared to our June 30, 2007 membership.

Individual Consumer & Government Division – for our new product for 2007, Private-Fee-For-Service, we are expecting 150,000 members and more than $1 billion of revenue by year-end.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

We were a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. This lawsuit was filed by a group of physicians as a class action against Coventry and nine other companies in the managed care industry. The plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), conspiracy to violate RICO and aiding and abetting a scheme to violate RICO. In addition to these federal law claims, the complaint included state law claims for breach of contract, violations of various state prompt payment laws and equitable claims for unjust enrichment and quantum meruit. The trial court dismissed several of the state law claims and ordered all physicians who had an arbitration provision in their provider contracts to submit their direct RICO claims and their remaining state law claims to arbitration. As a consequence of this ruling, the plaintiffs who had arbitration provisions voluntarily dismissed their claims that were subject to arbitration. In its order, the trial court also held that the plaintiffs’ claims of (1) conspiracy to violate RICO and (2) aiding and abetting violations of RICO were not subject to arbitration. The trial court then certified various subclasses of plaintiffs with respect to these two federal law claims.

Seven defendants entered into settlement agreements with the plaintiffs, which received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of Coventry. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. By an order dated June 13, 2007, the Eleventh Circuit affirmed the trial court’s order granting summary judgment in favor of the Company. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. Although we can not predict the outcome, we believe that the tag-along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended June 30, 2007 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2007	-	$-	-	10,022
May 1-31, 2007	29	$60.01	-	10,022
June 1-30, 2007	2,621	$59.54	2,500	7,522

Totals	2,650	$59.55	2,500	7,522

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

ITEM 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 17, 2007. An aggregate of 139,701,713 shares of Common Stock, or 89.52% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and, accordingly, the meeting was duly constituted. The following proposals were adopted by a plurality (Proposal One) or majority (Proposal Two) of the shares voting for each proposal as follows:

Proposal One: To elect three Class I Directors to serve until the annual meeting of stockholders in 2010.

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK
NAME	FOR	%	WITHHELD	%
L. Dale Crandall	128,665,180	92.10%	11,036,533	7.90%
Elizabeth E. Tallett	127,107,292	90.98%	12,594,421	9.02%
Allen F. Wise	135,001,291	96.64%	4,700,422	3.36%

Proposal Two: To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2007.
FOR	138,534,362	99.17%
AGAINST	200,455	0.14%
ABSTAIN	966,896	0.69%

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	Aug 8, 2007	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	Aug 8, 2007	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	Aug 8, 2007	By: /s/ John J. Ruhlmann
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