Form 10-Q
period 2007-09-30
COVENTRY HEALTH CARE INC
filed 2007-11-09
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock $.01 Par Value	154,880,057

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,725,336	$1,370,836
Short-term investments	143,101	292,392
Accounts receivable, net	274,493	209,180
Other receivables, net	280,575	164,829
Other current assets	130,501	97,145
Total current assets	2,554,006	2,134,382

Long-term investments	1,338,612	1,130,572
Property and equipment, net	316,973	315,105
Goodwill	2,564,214	1,620,272
Other intangible assets, net	607,394	388,400
Other long-term assets	91,957	76,376
Total assets	$7,473,156	$5,665,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,629,328	$1,121,151
Accounts payable and other accrued liabilities	547,551	460,489
Deferred revenue	102,937	60,349
Current portion of long-term debt	-	10,000
Total current liabilities	2,279,816	1,651,989

Long-term debt, net	1,661,924	750,500
Other long-term liabilities	385,089	309,616
Total liabilities	4,326,829	2,712,105

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
189,652 issued and 155,331 outstanding in 2007
187,630 issued and 159,441 outstanding in 2006	1,897	1,876
Treasury stock, at cost; 34,321 in 2007; 28,189 in 2006	(929,823)	(563,909)
Additional paid-in capital	1,682,664	1,571,101
Accumulated other comprehensive loss	(1,064)	(3,519)
Retained earnings	2,392,653	1,947,453
Total stockholders’ equity	3,146,327	2,953,002
Total liabilities and stockholders’ equity	$7,473,156	$5,665,107

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Managed care premiums	$2,202,220	$1,695,952	$6,241,585	$5,133,411
Management services	320,428	213,184	850,052	659,351
Total operating revenues	2,522,648	1,909,136	7,091,637	5,792,762

Operating expenses:
Medical costs	1,739,620	1,333,846	5,001,598	4,111,296
Cost of Sales	30,198	-	57,807	-
Selling, general and administrative	470,894	322,649	1,283,223	984,167
Depreciation and amortization	36,068	28,360	100,025	83,710
Total operating expenses	2,276,780	1,684,855	6,442,653	5,179,173

Operating earnings	245,868	224,281	648,984	613,589

Interest expense	19,182	13,156	56,021	39,321
Other income, net	38,294	27,576	106,893	74,652

Earnings before income taxes	264,980	238,701	699,856	648,920

Provision for income taxes	96,264	91,184	258,097	244,969

Net earnings	$168,716	$147,517	$441,759	$403,951

Net earnings per share:
Basic earnings per share	$1.10	$0.93	$2.84	$2.54
Diluted earnings per share	$1.08	$0.92	$2.80	$2.50

Weighted average common shares outstanding:
Basic	153,825	157,891	155,305	158,760
Effect of dilutive options and restricted stock	2,206	2,545	2,523	2,939
Diluted	156,031	160,436	157,828	161,699

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Net cash from operating activities	$853,264	$750,525

Cash flows from investing activities:
Capital expenditures, net	(31,080)	(47,678)
Proceeds from sales of investments	698,648	984,999
Proceeds from maturities of investments	274,111	442,590
Purchases of investments	(839,347)	(1,037,171)
Payments for acquisitions, net of cash acquired	(1,191,775)	(34,872)
Net cash from investing activities	(1,089,443)	307,868

Cash flows from financing activities:
Proceeds from issuance of stock	46,820	22,201
Payments for repurchase of stock	(379,502)	(268,696)
Excess tax benefit from stock compensation	29,944	21,931
Proceeds from issuance of debt, net	1,153,917	-
Payments for retirement of debt	(260,500)	(10,000)
Net cash from financing activities	590,679	(234,564)

Net change in cash and cash equivalents	354,500	823,829

Cash and cash equivalents at beginning of period	1,370,836	391,646

Cash and cash equivalents at end of period	$1,725,336	$1,215,475

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

Cost of Sales

Cost of sales is a new line on our statements of operations this year and is a direct result of the Concentra, Inc. (“Concentra”) acquisition. Cost of sales consists of the expense for prescription drugs provided by the Company’s workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and this amount excludes the cost of drugs related to our risk products recorded in medical costs.

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

During the nine months ended September 30, 2007, the Company acquired the following businesses for a total cost of approximately $1.2 billion, which was paid in cash, including $34.2 million paid into an escrow account pending final settlement.

•

The workers’ compensation managed care services businesses of Concentra Inc. (“Concentra”) which were acquired effective April 1, 2007, and include a preferred provider organization (“PPO”), provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

•

Certain group health insurance businesses from Mutual of Omaha (“Mutual”) which were acquired effective July 1, 2007, including Mutual’s commercial employer group health business in Nebraska and Iowa, as well as its national Federal Employees Health Benefits administration business, representing approximately 233,000 members in total.

•

Florida Health Plan Administrators, LLC, owner of Vista Healthplans (“Vista”) which was acquired effective September 10, 2007. Vista is a Florida-based diversified health plan serving approximately 294,000 members consisting of 150,000 commercial employer group members, 32,000 individual members, 28,000 Medicare Advantage HMO members and 84,000 state program members. Approximately 85% of the membership is in the south Florida market with the remainder in north central Florida and the state’s panhandle.

As a result of these acquisitions and based on the preliminary purchase price allocation, we recorded $949.1 million of goodwill, of which, $291.2 million is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and is based upon information that was available to management at the time the consolidated financial statements were prepared. Accordingly, the allocation may change. We also recorded $236.3 million of identifiable intangibles, subject to amortization, with a weighted average useful life of 10.3 years. The value and estimated lives are preliminary and are subject to change based upon the results of the final valuation.

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the operating results have been included in the Company’s consolidated financial statements since the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations assumes the acquisitions occurred on January 1, 2007 and 2006 (in millions, except per share data):

Pro Forma:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$ 2,752.2	$ 2,294.2	$ 8,063.5	$ 6,926.5
Net earnings	$ 171.6	$ 142.5	$ 453.6	$ 397.3
Earnings per share, basic	$ 1.12	$ 0.90	$ 2.92	$ 2.50
Earnings per share, diluted	$ 1.10	$ 0.89	$ 2.87	$ 2.46

The pro forma amounts represent historical operating results of the Company and the acquisitions and include the pro forma effect of the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisitions and the associated income tax effects of the pro forma adjustments. The pro forma amounts assume that debt issuance and debt refinancing that occurred in 2007, which coincided with the acquisitions, would have occurred at the beginning of 2006. In addition, the pro forma amounts exclude $32.1 million in acquisition related costs that were incurred as a result of the acquisition. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisitions had been completed at the beginning of the periods presented, nor are they necessarily indicative of operating results in future periods.

In addition to the acquired businesses discussed above, effective February 1, 2007, the Company completed its purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

D.	DEBT

The Company’s outstanding debt as of September 30, 2007, and December 31, 2006, consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
8.125% Senior notes due 2/15/12	$ -	$ 170,500
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,600	-
of $1,400 at September 30, 2007
6.30% Senior notes due 8/15/14, net of unamortized discount	398,324	-
of $1,676 at September 30, 2007
Revolving Credit Facility due 7/11/12, 6.26% weighted	365,000	-
average interest rate for the period ended September 30, 2007.
5-year Term loan	-	90,000
Total Debt	$ 1,661,924	$ 760,500

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

On March 20, 2007, the Company completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due March 15, 2017 (the “10-year Notes”) at the issue price of 99.63% per Note. The 10-year Notes were offered and sold by the Company pursuant to a shelf registration statement with the Securities and Exchange Commission. The 10-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

On July 11, 2007, the Company executed an Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a five-year revolving credit facility in the principal amount of $850.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Facility are general unsecured obligations of the Company. The Company drew $80.0 million under the Credit Facility to pay off the Company’s $80.0 million five-year term loan and drew an additional $285.0 million to help fund the Vista acquisition payment.

On August 27, 2007, the Company completed the sale of $400 million aggregate principal amount of its 6.30% Senior Notes due 2014 (the “7-year Notes”) at the issue price of 99.575% per Note. The 7-year Notes were offered and sold by the Company pursuant to a shelf registration statement with the Securities and Exchange Commission. The 7-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

The Company’s credit facility requires compliance with a leverage ratio, and its senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and consolidations or mergers. As of September 30, 2007, the Company was in compliance with the applicable covenants under the senior notes and credit facility.

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

Seven defendants entered into settlement agreements with the plaintiffs, which received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of the Company. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. By an order dated June 13, 2007, the Eleventh Circuit affirmed the trial court’s order granting summary judgment in favor of the Company. The plaintiffs did not request reconsideration of the decision from the Eleventh Circuit nor did they seek to appeal the decision to the U.S. Supreme Court. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. Although the Company can not predict the outcome, management believes that the tag-along actions will not have a material adverse effect on its financial position or its results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

F.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 2.1 million stock options during the during the nine months ended September 30, 2007. The Company recorded compensation expense related to stock options of approximately $9.3 million and $8.3 million for the quarters ended September 30, 2007 and 2006, respectively, and $26.5 million and $22.0 million for the nine months ended September 30, 2007 and 2006, respectively. The total intrinsic value of options exercised was $16.2 million and $19.2 million for the quarters ended September 30, 2007 and 2006, respectively, and $69.0 million and $51.2 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $77.1 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Outstanding at January 1, 2007	11,301	$ 35.56
Granted	2,086	$ 59.34
Exercised	(1,985)	$ 22.92
Cancelled and expired	(404)	$ 48.14
Outstanding at September 30, 2007	10,998	$ 41.89	$ 223,441
Exercisable at September 30, 2007	4,925	$ 32.09	$ 148,328

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2007 to derive the assumptions used in the valuation model is consistent with that used in 2006. The following average values and weighted-average assumptions were used for option grants:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Black-Scholes-Merton Value	$ 14.65	$ 17.13	$ 16.82	$ 17.53
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	4.9%	4.8%	4.9%
Expected volatility	25.4%	31.9%	25.3%	34.0%
Expected life (in years)	3.8	3.8	4.1	4.0

Restricted Stock Awards

The Company awarded 0.6 million shares of restricted stock in the nine months ended September 30, 2007. The value of the restricted shares is amortized over various vesting periods through 2011. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $7.6 million and $6.5 million for the quarters ended September 30, 2007 and 2006, respectively, and $21.9 million and $19.1 million for the nine months ended September 30, 2007 and 2006, respectively. The total unrecognized compensation cost related to the restricted stock was $52.5 million at September 30, 2007, and is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $36.5 million and $ 34.5 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2007:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2007	1,278	$ 40.91
Granted	598	$ 59.41
Vested	(616)	$ 37.57
Forfeited	(72)	$ 46.25

Nonvested, September 30, 2007	1,188	$ 52.04

G.	SHARE REPURCHASE PROGRAM

In February 2007, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.9 million shares. Under the share repurchase program, the Company purchased 6.5 million shares of the Company’s common stock during the nine months ended September 30, 2007, at an aggregate cost of $370.2 million. The company did not purchase any shares of its common stock during the three months ended September 30, 2007. As of September 30, 2007, the total remaining number of common shares the Company is authorized to repurchase under this program is 7.5 million.

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

Penalties and tax-related interest expense are reported as a component of income tax expense. For the nine months ended September 30, 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, included in income tax expense was $3.1 million.

Coventry Health Care, Inc. and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in various jurisdictions. Tax years 2003-2006 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

I.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$ 168,716	$ 147,517	$ 441,759	$ 403,951
Other comprehensive income:
Holding gain:	14,107	15,635	4,993	671
Reclassification adjustment	(43)	(2)	(968)	455
Sub-total	14,064	15,633	4,025	1,126

Tax provision	(5,485)	(6,096)	(1,570)	(439)

Comprehensive income	$ 177,295	$ 157,054	$ 444,214	$ 404,638

The unrealized gain on the Company’s investment portfolio for the quarter and nine months ended September 30, 2007 was primarily a result of a decrease in interest rates during the third quarter.

J.	OTHER

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 4.2 million and 4.9 million shares for the quarters ended September 30, 2007 and 2006, respectively, and 3.4 million and 3.8 million shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income of $36.9 million and $26.2 million for the quarters ended September 30, 2007 and 2006, respectively, and $102.7 million and $70.1 million for the nine months ended September 30, 2007 and 2006, respectively.

K.	SEGMENT INFORMATION

In an effort to further integrate the First Health business acquired in January of 2005, the Company in 2007 has realigned into new operating units which are based on the product sold. The Company’s new organizational structure capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, the Company’s reportable segments have changed. The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of the Company’s three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts, Federal Employees Health Benefit Plans (FEHBP), and Network Rental businesses. The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses.

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

The Specialty Business Division currently provides workers’ compensation managed care services on a fee-based basis, including access to our provider network, pharmacy benefits management, field case management, telephonic case management, independent medical exam and bill review capabilities. This division includes the workers’ compensation managed care services businesses acquired from Concentra on April 2, 2007. See Note C to the Condensed Consolidated Financial Statements for additional information related to the Concentra acquisition.

The Company evaluates performance and allocates resources based on gross margin. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Footnote A in Item 8 of the Company’s 10-K for the year ended December 31, 2006.

The table below summarizes the Company’s reportable segments (in thousands) through gross margin and includes a medical loss ratio (“MLR”) calculation. “Other” represents the elimination of fees charged between segments. Disclosure of total assets by reportable segment has not been included as such assets are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended September 30, 2007
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,202,281	$ 999,939	$ -	$ -	$ 2,202,220
Management services	119,798	45,267	156,805	(1,442)	320,428
Total operating revenues	1,322,079	1,045,206	156,805	(1,442)	2,522,648
Medical Expenses	947,842	792,050	-	(272)	1,739,620
Cost of Sales	-	-	30,198	-	30,198
Gross margin	$ 374,237	$ 253,156	$ 126,607	$ (1,170)	$ 752,830
MLR	78.8%	79.2%	n/a	n/a	79.0%

	Quarter Ended September 30, 2006
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total
Operating Revenue:
Managed care premiums	$ 1,144,349	$ 551,603	$ -	$ -	$ 1,695,952
Management services	117,761	45,983	51,084	(1,644)	213,184
Total operating revenues	1,262,110	597,586	51,084	(1,644)	1,909,136
Medical Expenses	887,255	447,253	-	(662)	1,333,846
Cost of Sales	-	-	-	-	-
Gross margin	$ 374,855	$ 150,333	$ 51,084	$ (982)	$ 575,290
MLR	77.5%	81.1%	n/a	n/a	78.6%

	Nine Months Ended September 30, 2007
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total

Operating Revenue:
Managed care premiums	$ 3,470,084	$ 2,771,501	$ -	$ -	$ 6,241,585
Management services	349,947	141,587	362,682	(4,164)	850,052
Total operating revenues	3,820,031	2,913,088	362,682	(4,164)	7,091,637
Medical Expenses	2,716,257	2,286,171	-	(830)	5,001,598
Cost of Sales	-	-	57,807	-	57,807
Gross margin	$ 1,103,774	$ 626,917	$ 304,875	$ (3,334)	$ 2,032,232
MLR	78.3%	82.5%	n/a	n/a	80.1%

	Nine Months Ended September 30, 2006
		Individual
		Consumer &
	Commercial	Government	Specialty	Other	Total

Operating Revenue:
Managed care premiums	$ 3,433,723	$ 1,699,688	$ -	$ -	$ 5,133,411
Management services	369,536	137,684	157,046	(4,915)	659,351
Total operating revenues	3,803,259	1,837,372	157,046	(4,915)	5,792,762
Medical Expenses	2,672,012	1,441,274	-	(1,990)	4,111,296
Cost of Sales	-	-	-	-	-
Gross margin	$ 1,131,247	$ 396,098	$ 157,046	$ (2,925)	$ 1,681,466
MLR	77.8%	84.8%	n/a	n/a	80.1%

L.	SUBSEQUENT EVENTS

In October 2007, the Company received notice from the Centers for Medicare and Medicaid Services (“CMS”) of the final settlement for the 2006 contract year for its Part D Medicare program which represents a payback to CMS of approximately $395.0 million. This amount, which is fully accrued as a liability on the Company’s consolidated balance sheet as of September 30, 2007, is expected to be paid back to CMS during the fourth quarter of 2007 through withholdings on payments that the Company normally receives.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended September 30, 2007 and 2006

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2006. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2006, including the critical accounting policies discussed therein.

Summary of Third Quarter 2007 Performance

•	Revenue increased 32.1% over the prior-year quarter.
•

Commercial Health Plan membership increased 152,000 from the prior-year quarter, primarily due to the members acquired through the acquisition of Vista Health plans and of certain group health businesses from Mutual of Omaha.

•

Individual Consumer & Government membership increased 407,000 from the prior-year quarter, primarily due to the organic growth from Medicare Private-Fee-For-Service (“PFFS”), the 144,000 members acquired through the Vista acquisition, as well as organic growth from Individual, Medicare Advantage HMO and PPO and Medicare Part D (“Part D”) business.

•	Selling, general and administrative expenses were 18.7% of operating revenue, compared to 16.9% from the prior-year quarter.
•	Operating margin was 9.7% compared to 11.7% from the prior-year quarter.
•	Diluted earnings per share increased 17.4% from the prior-year quarter.
•	Placed $400 Million of 7-year Senior Notes at a coupon rate of 6.30% and expanded our capacity and improved the terms of our Revolving Credit Facility.

Acquisitions

During the nine months ended September 30, 2007, we acquired the following businesses for a total cost of approximately $1.2 billion, which was paid in cash.

•

The workers’ compensation managed care services businesses of Concentra Inc. (“Concentra”) which were acquired effective April 1, 2007, and include a preferred provider organization (“PPO”), provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses.

•

Certain group health insurance businesses from Mutual of Omaha (“Mutual”), which were acquired effective July 1, 2007, including Mutual’s commercial employer group health business in Nebraska and Iowa, as well as its national Federal Employees Health Benefits administration business, representing approximately 233,000 members in total.

•

Florida Health Plan Administrators, LLC (“Vista”), owner of Vista Healthplans, was acquired effective September 10, 2007. Vista is a Florida-based diversified health plan serving approximately 294,000 members consisting of 150,000 commercial employer group members, 32,000 individual members, 28,000 Medicare Advantage HMO members and 84,000 state program members. Approximately 85% of the membership is in the south Florida market, with the remainder in north central Florida and the state’s panhandle.

In addition to the acquired businesses discussed above, effective February 1, 2007, the Company completed its purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

Membership

The following tables present our membership as of September 30, 2007 and 2006 (amounts in thousands).

Membership by Product	Q3 2007	Q3 2006
Commercial group risk(1)	1,572	1,462
Health plan ASO	737	615
Other ASO(2)	792	872
Total Commercial Division	3,101	2,949

Medicare Advantage(3)	286	79
Medicare Part D	717	687
Total Medicare	1,003	766

Medicaid risk	478	373
Individual	84	19
Total Individual Consumer & Government Division	1,565	1,158

Total Membership	4,666	4,107

(1) “Commercial Group Risk” membership includes our health plan commercial group business and a small group PPO insurance block which was previously imbedded within our First Health segment.

(2) “Other ASO” membership includes active National Accounts and FEHBP administrative services business.

(3) Medicare Advantage” membership includes Medicare Advantage HMO, Medicare Advantage PPO and Medicare Advantage PFFS results.

Commercial Division membership increased 152,000 from the prior-year quarter, primarily due to the members acquired through the acquisitions of Vista and of certain group health businesses from Mutual.

Individual Consumer & Government membership increased 407,000 from the prior-year quarter, primarily due to our new PFFS product. Commencing January 1, 2007, we offered Medicare Advantage Private Fee for Service plans to individuals in 43 states under the name Advantra Freedom. The increase in membership related to PFFS was 169,000 during the nine months ended September 30, 2007. Membership also increased from the prior year quarter due to the members acquired through the acquisition of Vista and FirstGuard. Additionally, we had organic growth in our Individual, Medicare Advantage HMO and PPO and our Part D businesses.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters and nine months ended September 30, 2007 and 2006 (in thousands, except EPS and membership).

	Quarters Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Consolidated Business
Total operating revenues	$2,522,648	$1,909,136	32.1%	$7,091,637	$5,792,762	22.4%
Operating earnings	$245,868	$224,281	9.6%	$648,984	$613,589	5.8%
Operating earnings as a % of revenue	9.7%	11.7%	(2.0%)	9.2%	10.6%	(1.4%)
Net earnings	$168,716	$147,517	14.4%	$441,759	$403,951	9.4%
Diluted earnings per share	$1.08	$0.92	17.4%	$2.80	$2.50	12.0%
Selling, general and administrative as a % of revenue	18.7%	16.9%	1.8%	18.1%	17.0%	1.1%

Quarters Ended September 30, 2007 and 2006

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial divisions. The growth resulted primarily from sales of new products, growth in existing products and from acquisitions. In 2007, we began selling our new PFFS products and have increased sales of our individual product. Increasing membership in both our Part D and Medicare Advantage products contributed to our managed care premium growth as well. Medicaid premium revenue increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2007. Additionally, we completed several acquisitions during 2007. Those include acquisitions of Medicaid membership in our Missouri market effective February 1, 2007, an acquisition of Mutual of Omaha’s commercial employer group health business in Nebraska and Iowa on July 2, 2007, and an acquisition of Vista Health Plans on September 10, 2007.

Management services revenue increased compared to the prior year quarter as a result of acquisitions. Those acquisitions included Concentra and Mutual’s national Federal Employees Health Benefits administration business. This increase was partially offset by membership losses in our Commercial Division’s National Accounts business.

Medical costs increased almost exclusively as a result of new business discussed above. Medical costs as a percentage of premium revenue increased 0.4% compared with the prior year quarter. This change is discussed in detail in the segment disclosures below.

Cost of sales is a new line on our statements of operations and is a direct result of the Concentra acquisition. Cost of sales consists of the expense for prescription drugs provided by our workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and excludes the cost of drugs related to our risk products, which are recorded in medical costs.

Selling, general and administrative expense increased primarily due to operating costs associated with our recent acquisitions of Concentra, Mutual, and Vista, as well as costs related to the introduction of our new Medicare Private-Fee-For-Service business in 2007. The additional Medicare Private-Fee-For-Service costs are primarily made up of sales commissions paid to brokers, but also include wages and other enrollment costs. The increase in total selling, general and administrative expense is also attributable to increased salary and benefit expense as we position the Company for future growth initiatives and as we incur normal annual compensation increases.

Depreciation and amortization increased primarily as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with our acquisitions this year, as well as a result of an increase in property and equipment over the past twelve months.

Interest expense increased as a result of the issuance of debt during the current year, details of which are discussed below in our discussion of liquidity. This increase was partially offset by the redemption, during the first quarter of 2007, of our $170.5 million of 8.125% senior notes due February 15, 2012.

Other income increased primarily as a result of a larger investment portfolio and higher interest rates.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate was 36.3% in the third quarter of 2007 compared to 38.2% for the same period in 2006.

Nine Months Ended September 30, 2007 and 2006

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial divisions. The growth is a result of new products, growth in existing products as well as from the acquisitions described above. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year period, also described above.

Management services revenue increased compared to the prior year period as a result of the acquisition of Concentra and Mutual described above. This increase was partially offset by membership losses in our Commercial Division’s National Accounts business.

Medical costs increased almost exclusively as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical costs as a percentage of premium revenue were unchanged from the prior year period.

Selling, general and administrative expense increased primarily due to operating costs associated with our recent acquisitions of Concentra, Mutual and Vista, as well as costs related to the introduction of our new Medicare Private-Fee-For-Service business in 2007. The increase in total selling, general and administrative expense was also attributable to increased salary and benefit expense as we position the Company for future growth initiatives and as we incur normal annual compensation increases.

Depreciation and amortization increased as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the recent acquisitions, as well as a result of an increase in property and equipment over the past twelve months.

Interest expense increased primarily as a result of the redemption during the first quarter of 2007 of our $170.5 million of outstanding 8.125% senior notes due February 15, 2012. The Company redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, we recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes. The increase is also a result of the issuance of debt during the current year, details of which are discussed below in our discussion of liquidity.

Other income increased primarily as a result of a larger investment portfolio and higher interest rates.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate decreased to 36.9% compared to 37.8% for the same period in 2006 primarily as a result of a change in the proportion of Company earnings in states with lower tax rates.

Business Segments

In an effort to further integrate the First Health business acquired in January of 2005, we have realigned into new operating units, which are based on the product sold. Our new organizational structure, effective January 1, 2007, capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, our reportable segments have changed. Each of our three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of our commercial employer-focused businesses including the traditional health plan group risk and ASO products as well as the National Accounts, FEHBP, and Network Rental businesses. The Individual Consumer & Government Division contains the individual consumer products and all Medicare and Medicaid products. The Specialty Division currently includes our workers’ compensation services businesses. For additional detail regarding the Company’s segments, please refer to Note K to the Condensed Consolidated Financial Statements located in Part I, Item 1 of this Form 10–Q.

Operating Revenues (in thousands)

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial group risk premiums	$1,202,281	$ 1,144,349	$ 57,932	$ 3,470,084	$ 3,433,723	$ 36,361
Commercial ASO	119,798	117,761	2,037	349,947	369,536	(19,589)
Total Commercial Division	1,322,079	1,262,110	59,969	3,820,031	3,803,259	16,772
Medicare risk premiums	738,817	350,886	387,931	2,064,923	1,107,666	957,257
Medicaid risk premiums	234,313	192,500	41,813	650,390	571,781	78,609
Individual risk premiums	26,809	8,217	18,592	56,188	20,241	35,947
Medicaid ASO	45,267	45,983	(716)	141,587	137,684	3,903
Total Individual Consumer & Gov't Division	1,045,206	597,586	447,620	2,913,088	1,837,372	1,075,716
Total Specialty Division	156,805	51,084	105,721	362,682	157,046	205,636
Eliminations	(1,442)	(1,644)	202	(4,164)	(4,915)	751

Total Revenue	$2,522,648	$ 1,909,136	$ 613,512	$ 7,091,637	$ 5,792,762	$1,298,875

Gross Margin (in thousands)

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial Division	$ 374,237	$ 374,855	$ (618)	$ 1,103,774	$ 1,131,247	$ (27,473)
Individual Consumer & Gov't Division	253,156	150,333	102,823	626,917	396,098	230,819
Specialty Division	126,607	51,084	75,523	304,875	157,046	147,829
Other	(1,170)	(982)	(188)	(3,334)	(2,925)	(409)
Total	$ 752,830	$ 575,290	$ 177,540	$ 2,032,232	$ 1,681,466	$ 350,766

Revenue and Medical Cost Statistics

	Quarters Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Managed Care Premium Yields (per member per month):
Health plan commercial risk (1) (2)	$274.16	$262.34	4.5%	$272.23	$259.49	4.9%
Medicare Advantage risk (3)	$737.59	$855.05	(13.7%)	$775.49	$848.59	(8.6%)
Medicare Part D	$62.24	$71.97	(13.5%)	$86.74	$94.46	(8.2%)
Medicaid risk	$188.36	$170.90	10.2%	$180.11	$166.49	8.2%
Medical Loss Ratios:
Health plan commercial risk (1) (2)	78.8%	77.6%	1.2%	78.3%	77.9%	0.4%
Medicare Advantage risk (3)	80.7%	81.2%	(0.5%)	80.7%	80.9%	(0.2%)
Medicare Part D	66.7%	76.7%	(10.0%)	83.6%	90.2%	(6.6%)
Medicaid risk	85.1%	85.1%	-	87.7%	85.0%	2.7%
Total	79.0%	78.6%	0.4%	80.1%	80.1%	-

(1) Data excludes Individual business (under 65 years of age).
(2) Data excludes a small group PPO insurance block which was previously reported within First Health.
(3) “Medicare Advantage” data includes Medicare Advantage HMO, Medicare Advantage PPO, and Medicare Advantage PFFS results.

Commercial Division

Quarters and Nine Months Ended September 30, 2007 and 2006

Commercial group risk premium revenue increased for the quarter and nine months ended September 30, 2007 from the same periods in 2006 as a result of the acquisitions of Mutual and Vista, which accounted for $48.5 million in current quarter revenue. The increase was also a result of an increase in average premium yields per member per month in our commercial group risk business. Commercial premium yields increased as a result of rate increases that occurred throughout all markets. This increase was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products. Commercial management services revenue declined for the nine month period in 2007 due to membership losses in our national accounts non-risk business, partially offset by an increase in our commercial health plan ASO membership.

The gross margin decreased as a result of the decline in commercial management services revenue discussed above and the increase in the Health Plan Commercial medical loss ratio for the nine month period in 2007 compared to the same period of 2006. The increase in the medical loss ratio is a result of the inclusion of the acquired Mutual of Omaha business in the third quarter of 2007, as well as the low medical loss ratio experienced by our Louisiana health plan in 2006, which was driven by the unique circumstances that existed in the Louisiana market at that time.

Individual Consumer & Government Division

Quarters and Nine Months Ended September 30, 2007 and 2006

Government revenue increased for the quarter and nine months ended September 30, 2007 from the same periods in 2006 as a result of membership from our new Medicare PFFS business, as well as the increased Part D, Medicaid and Individual membership, both organic and acquired. Part D revenue includes adjustments attributable to the estimation of Centers for Medicare & Medicaid Services (“CMS”) Risk Sharing payments. The quarter ended September 30, 2007 includes a reduction of revenue of $68.7 million, while the nine months ended September 30, 2007 includes a reduction of revenue of $34.2 million. The reduction of revenue of $34.2 million for the nine months ended September 30, 2007, represents the amount we would pay to CMS if we settled with CMS as of the end of the third quarter. We expect the Part D program to be profitable on a full-year basis and, as a result, expect that the reductions to revenue for the CMS risk-share related to the 2007 contract year will continue through the year.

Medicare Advantage risk premium yields per member per month decreased as a result of the addition of our new Medicare Private-Fee-For-Service business, which has a lower premium yield than our existing Medicare Advantage business, since our individually distributed PFFS products generally do not include a pharmacy benefit. This average premium yield decrease was partially offset by the rate increases from the annual competitive bid filings for our Medicare Advantage products, as well as from increases in risk factor adjustment scores for certain of our Medicare products. Part D premium yields have declined for both the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily due to the lower CMS risk sharing accruals as well as the annual competitive bid filings for our Part D products. The nine months ended September 30, 2007 included a reduction of revenue of $34.2 million compared to additional revenue of $15.7 million for the same period in 2006. This change is a result of the improved profitability of the Part D program, which is discussed below. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2006 and July 1, 2007.

The increase in gross margin was driven by the increased business discussed above and was offset by the increased medical costs associated with this increased business. Part D medical costs as a percentage of premium revenue have decreased over the prior year quarter as a result of favorable pharmacy cost trend due to re-negotiated pharmaceutical contracts resulting from higher enrollment and as a result of members moving to generic drugs. Medicaid medical costs as a percentage of premium revenue increased over the prior year nine month period as a result of an increase in large claims incurred in our Missouri market.

Specialty Division

Quarters and Nine Months Ended September 30, 2007 and 2006

Specialty revenue has increased primarily as a result of the acquisition of Concentra during the second quarter of 2007.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio, which includes government and corporate securities but excludes cash and cash equivalents, has an average quality rating of “AA+” and an average duration of 3.0 years as of September 30, 2007. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $67.2 million restricted under state regulations, increased $402.5 million to $3.1 billion at September 30, 2007 from $2.7 billion at December 31, 2006.

We have classified all of our investments as available–for–sale. Our investments at September 30, 2007 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of September 30, 2007	Cost	Value
Maturities:
Within 1 year	$225,907	$225,898
1 to 5 years	390,205	390,517
5 to 10 years	308,182	308,234
Over 10 years	503,793	501,584
Total	$1,428,087	1,426,233
Equity investment accounted for under the equity method		55,480
Total short-term & long-term investments		$1,481,713

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

Cash Flows

Net cash from operating activities is primarily driven by net earnings and an increase in medical liabilities. The increase in medical liabilities was driven primarily by $262.3 million related to the new PFFS business. We added an additional 44,000 PFFS members during the current quarter. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Offsetting these operating cash inflows was a decrease in accounts payable and other accrued liabilities, which was driven by a decrease in income taxes payable as a result of tax payments made during the nine months exceeding the tax provision, and an increase in other receivables, which was primarily a result of an increase in pharmacy rebate receivables related to the Part D business.

Net cash flow from investing activities for the nine months ended September 30, 2007 was an outflow due to the payments made for the Vista, Concentra and Mutual of Omaha transactions.

Projected capital expenditures in 2007 of approximately $55-$65 million consist primarily of computer hardware, software and other equipment.

On February 15, 2007, we redeemed all $170.5 million of our outstanding 8.125% senior notes due 2012. We redeemed the senior notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. The funds for payment of the redemption price were provided by existing cash. On March 20, 2007, we completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due 2017 (the “10-year Notes”) at the issue price of 99.63% per Note. The 10-year Notes were offered and sold pursuant to a shelf registration statement with the Securities and Exchange Commission. The notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

In February 2007, our Board of Directors approved an increase to Coventry’s share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing our repurchase authorization by 7.9 million shares. Under the share repurchase program, we purchased 6.5 million shares of our common stock during the nine months ended September 30, 2007, at an aggregate cost of $370.1 million. As of September 30, 2007, the total remaining number of common shares that we are authorized to repurchase under this program is 7.5 million.

On April 2, 2007, we completed our acquisition, as described earlier, of the workers’ compensation managed care services businesses of Concentra in an all-cash transaction for approximately $396.4 million.

On July 2, 2007, we completed the acquisition of certain group health insurance businesses, as described earlier, from Mutual of Omaha for approximately $110.9 million in an all-cash transaction.

On July 11, 2007, we executed an Amended and Restated Credit Agreement. The Credit Agreement provides for a five-year revolving credit facility in the principal amount of $850.0 million, and provides us with the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Agreement are general unsecured obligations of the Company. We drew $80.0 million under the credit facility to pay off our $80.0 million five-year term loan and we drew an additional $285.0 million to help fund the Vista acquisition discussed previously.

On August 27, 2007, we completed the sale of $400 million aggregate principal amount of its 6.30% Senior Notes due 2014 (the “7-year Notes”) at the issue price of 99.575% per Note. The 7-year Notes were offered and sold pursuant to a shelf registration statement with the Securities and Exchange Commission. The 7-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

In October 2007, we completed the acquisition, as described earlier, of Vista for an aggregate purchase price of approximately $685.8 million, including $34.2 million paid into an escrow account pending final settlement.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated entities. During the nine months ended September 30, 2007, we received $393.0 million in dividends from our regulated subsidiaries and made capital contributions of $25.4 million.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the ”Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of domestic insurance companies. Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of September 30, 2007 and December 31, 2006 (in millions, except percentage data):

	September 30,		December 31,
	2007		2006

(unaudited)
Regulated capital and surplus	$ 1,037.2		$ 1,055.3	(a)
200% of RBC	$ 424.2	(b)	$ 424.2	(a)
Excess capital and surplus above 200% of RBC	$ 613.0	(b)	$ 631.1	(a)
Capital and surplus as percentage of RBC	489%	(b)	498%	(a)
Statutory deposits	$ 67.2		$ 56.4

(a) unaudited
(b) As described above, the State of Florida does not have an RBC requirement.
Accordingly, statutory reserve information for Florida has been excluded.

The decrease in capital and surplus for our regulated subsidiaries is primarily a result of dividends paid to the parent company during the nine month period ending September 30, 2007, and is partially offset by our regulated subsidiaries earnings during 2007 as well as the inclusion of the Vista and Mutual acquisitions.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $397.1 million and $563.1 million at September 30, 2007 and December 31, 2006, respectively. The decrease was primarily due to payments made for the Vista, Concentra and Mutual acquisitions and payments made for share repurchases during the nine months ended September 30, 2007. These payments were partially offset by the proceeds from the sale of our 7-year and 10-year Senior Notes, dividends received from our regulated subsidiaries, and additional borrowings on our credit facility.

Contractual Obligations

As a result of the acquisitions described earlier, we have assumed contractual obligations for operating leases with future payments through 2016 of approximately $58.1 million.

Outlook

In October, we concluded negotiations regarding our contract as plan administrator to the Mail Handler’s Benefit Plan and received all required approvals to renew this arrangement for six more years with a possibility of a renewal of up to 10 years if certain performance milestones are met. To facilitate a long-term renewal, we did make concessions on the level of fees in this contract. As a result of the renegotiations, the addition of the Mutual of Omaha FEHBP business and the loss of some smaller federal accounts in 2008, we estimate that FEHBP fee revenue will decline approximately $50 million in 2008 as compared to 2007.

In October, we received notice from CMS of the final settlement for the 2006 contract year for our Part D Medicare program which represents a payback to CMS of approximately $395.0 million. This amount, which was fully accrued as a liability on our consolidated balance sheet as of September 30, 2007, is expected to be paid back to CMS during the fourth quarter of 2007 through withholdings on payments that the Company normally receives.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Seven defendants entered into settlement agreements with the plaintiffs, which received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of Coventry. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. By an order dated June 13, 2007, the Eleventh Circuit affirmed the trial court’s order granting summary judgment in favor of the Company. The plaintiffs did not request reconsideration of the decision from the Eleventh Circuit not did they seek to appeal the decision to the U.S. Supreme Court. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. Although we can not predict the outcome, we believe that the tag-along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our purchases of our common stock during the quarter ended September 30, 2007 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2007	-	$-	-	7,522
August 1-31, 2007	-	$-	-	7,522
September 1-30, 2007	1	$57.75	-	7,522

Totals	1	$57.75	-	7,522

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

4.1

First Supplemental Indenture between Coventry Health Care, Inc. and Union Bank of California, N.A., dated August 27, 2007, (incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2007) to that certain Indenture, dated as of March 20, 2007, between the Company and The Bank of New York, as trustee, which is incorporated by reference herein to the Company’s Current Report on Form 8-K dated March 20, 2007.

4.2	Officers’ Certificate pursuant to the Indenture, setting forth the terms of the Notes. (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated August 27, 2007).

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.

(Registrant)

Date:	Nov 9, 2007	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	Nov 9, 2007	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	Nov 9, 2007	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

4.1

First Supplemental Indenture between Coventry Health Care, Inc. and Union Bank of California, N.A., dated August 27, 2007, (incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2007) to that certain Indenture, dated as of March 20, 2007, between the Company and The Bank of New York, as trustee, which is incorporated by reference herein to the Company’s Current Report on Form 8-K dated March 20, 2007.

4.2	Officers’ Certificate pursuant to the Indenture, setting forth the terms of the Notes. (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K dated August 27, 2007).

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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