Form 10-K
period 2007-12-31
COVENTRY HEALTH CARE INC
filed 2008-02-28
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2007 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $8,925,733,975.

As of January 31, 2008, there were 154,706,723 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2007.

These forward-looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Item 1A, “Risk Factors” in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, unanticipated revenue shortfalls in recently acquired companies, price restrictions under Medicaid and Medicare, problems in integrating or realizing efficiencies in acquired companies, issues related to product marketing and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to the inability in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and litigation risk.

Item 1: Business

General

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies. Through our Commercial Business, Individual Consumer & Government Business, and Specialty Business divisions, we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, within one week of being filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge, on the Internet at www.coventryhealth.com.

The Commercial Business Division provides products to a cross section of employer groups of all sizes including health maintenance organization (“HMO”), preferred provider organizations (“PPO”), and point of service (“POS”) products. We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs. We also offer commercial management services products on a self-funded basis where we perform administrative services only (“ASO”) for a fee and the customer assumes the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”). Additionally, the Commercial Business Division provides network rental services and other managed care products through a national PPO network to national, regional and local third party administrators (“TPA”) and insurance carriers.

The Individual Consumer & Government Division provides comprehensive health benefits to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, Medicare Advantage Private-Fee-For-Service, Medicare Prescription Drug, and Medicaid programs and receives premium payments from federal and state governments. The Medicare Advantage and Medicaid products offered through our health plans are risk products. This division also provides fully-insured managed care services on an individual basis and also offers products and services more specialized to the needs of state governments such as pharmacy benefit management, clinical management and fiscal intermediary services on a fee-for-service basis.

The Specialty Business Division provides workers’ compensation managed care services on a fee-based basis, with products including access to our provider network, pharmacy benefits management, field case management, telephonic case management, independent medical exam and bill review capabilities.

We operate local health plans that serve 22 markets, primarily in the Mid-Atlantic, Midwest and Southeast United States. Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, Southern Health, Vista and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas. For a complete list of subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.

Our health plans offer a broad range of managed care products that fall into both the Commercial Business Division and the Individual Consumer & Government Business Division. Our health plan Commercial products include traditional HMO, PPO, and POS risk products, as well as self-funded products. In selected markets, our health plans participate in Medicaid and Medicare Advantage programs. The Medicare Advantage and Medicaid products offered through our health plans are risk products.

Commercial Business Division

Commercial Risk Products

Our health plans offer employer groups a full range of commercial risk products, designed to meet the needs and objectives of a wide range of employers and members, as well as to comply with the regulatory requirements in the markets where they operate. Our health plans had 1.6 million commercial risk members as of December 31, 2007 that accounted for $4.8 billion of revenue in 2007.

Our health plan products vary with respect to product features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits to members, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly premium covers all HMO services although some benefit plans require co-payments or deductibles in addition to the basic premium. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our HMO products have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

Our health plan risk-based PPO and POS products also provide comprehensive managed health care benefits to members, but allow members to choose their health care providers at the time medical services are required. Members may also use providers that do not participate in our health plan managed care networks. If a member chooses a non-participating provider, deductibles, co-payments and other out-of-pocket costs to the member generally are higher than if the member chooses a participating provider. Our health plans also offer high deductible products in conjunction with our consumer directed products. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Stop-Loss Insurance

We offer stop-loss insurance to enable us to serve as an integrated, single source for the managed care needs of our self-insured clients. Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance.

Commercial Management Services Products

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically include medical claims administration, pharmacy benefits management, utilization management and quality assurance. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are most commonly also extended to ASO customers. Under the ASO arrangements, our health plans receive a fixed fee for these management services and access to their provider networks and they assume no underwriting risk. As of December 31, 2007, the health plans had approximately 750,000 non-risk health plan members.

We also offer our managed care and administrative products to businesses with locations in several states that self-insure the health care benefits of their employees (“National Accounts”). A variety of stand-alone managed care services, as well as a portfolio of integrated health plan products, are generally offered to national, multi-site companies with 500 employees or more as well as to mid-size companies in regional and local markets.

In addition, we provide services to plans in the Federal Employee Health Benefits Program (“FEHB Program”) which is the largest employer-sponsored group health program in the United States. In the FEHB Program, federal employees have the opportunity to choose a health benefits carrier from a number of offered plans each year. We serve as the plan administrator to the Mail Handlers Benefit Plan (“MHBP”), our largest client. The MHBP offers health care benefits under the FEHB Program to federal employees and annuitants nationwide. We provide a full range of managed care and administrative services to MHBP and provide various managed care or administrative services to certain other FEHB Program Plans.

Commercial management services accounted for $484.2 million of revenue for the year ended December 31, 2007.

Medical Claims Administration Services

We provide comprehensive claims administration to group health clients who purchase our managed care services. We provide clients with an integrated package of health care benefits administration, including:

•	Managed care administration
•	Medical, dental and vision claims processing
•	Prescription drug plan administration
•	Flexible spending account administration
•	Health care reimbursement account administration
•	COBRA administration
•	Health savings account administration
•	Subrogation administration
•	Access to member services representatives 24-hours-a-day, 7-days-a-week

Pharmacy Benefits Management

We offer a comprehensive pharmacy benefit management program through the use of a third-party administrator, including:

•	A national, proprietary, point-of-sale, pharmacy network
•	Formulary management
•	Mail-order service
•	Prospective drug utilization review
•	Online prescription claim adjudication

The single source combination of pharmacy benefits management and medical management is critical to managing and assessing the total medical cost. Pharmacy data sources are linked with other data sources to internally identify at-risk members for our disease management programs.

Clinical Programs

We provide clinical programs including utilization review, case management and disease management through an internal staff consisting primarily of allied health professionals, registered nurses and physicians. This staff is supplemented by a nationwide network of consulting physicians with a full range of specialties. The in-house physician staff is a resource for the development of programs, as well as clinical policies and guidelines. The staff includes experienced, board-certified physicians in such specialties as internal medicine, psychology, psychiatry and family practice. The staff is crucial to the development and maintenance of evidence-based medical necessity guidelines and network quality assessment efforts.

Our approach to clinical management is patient-centered, which means that we provide the level of support required to manage outcomes at an individual level. Our program focuses on proper management of illnesses and chronic conditions through early identification, intervention and education. Because we own and operate the program, we are able to aggregate data to identify at-risk members at an early stage and to monitor individual claims data to identify high-risk patients. We connect these patients with network providers and set appointments to facilitate compliance. We then work with the patients and their providers to identify and implement cost effective treatment alternatives. In all cases, the decision to proceed with these alternatives is made by the patient and the physician.

Network Rental

We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. This business primarily operates on a business-to-business basis, focusing on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs.

Individual Consumer & Governmental Business Division

Medicare Advantage

As of December 31, 2007, our health plans operated six Medicare Advantage coordinated care plans in eight states. The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts. Our health plans also receive a monthly premium from most of their Medicare members and/or their employer. However, beginning in 2006, each Medicare market in which the health plan segment operates had at least one benefit plan for which members do not pay a premium.

Commencing January 1, 2007, the Company began offering Medicare Advantage Private Fee for Service (“PFFS”) plans in 43 states under the name Advantra Freedom. These plans are offered under contracts with CMS and provide enrollees with all benefits they receive under original Medicare as well as additional benefits such as preventive care, eyeglasses/hearing aid coverage and pharmacy benefits. Enrollees are not limited to network providers and may utilize any provider willing to accept the plan’s terms and conditions. Providers generally receive the same reimbursement as under original Medicare. Our PFFS products are underwritten by our company insurance subsidiaries.

Our Medicare Advantage line of business covered 283,000 members as of December 31, 2007 and accounted for $2.2 billion of revenue in 2007.

Medicare Part D

The Medicare Part D program, which provides eligible beneficiaries access to prescription drug coverage, took effect January 1, 2006. As part of the Medicare Part D program, eligible Medicare recipients are able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for dual-eligible beneficiaries. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid, by Medicare region, by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her benefit plan’s bid, together with the amount of his or her benefit plan’s supplemental premium. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Our Medicare Part D business accounted for $700.8 million of revenue in 2007 and had 704,000 members as of December 31, 2007. The Medicare Part D plans are marketed under the brand names of Advantra Rx, First Health Premier and First Health Select. For 2007, these plans include options with first dollar coverage (no deductible) and options for generic coverage within the “doughnut hole” or the coverage gap in which no insurance coverage under the standard Part D program is available. These products are underwritten by Coventry Health and Life Insurance Company, First Health Life and Health Insurance Company and Cambridge Life Insurance Company. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to sell Medicare Part D prescription drug products to Medicare beneficiaries. Medicare eligibles can also purchase our Medicare Part D products via the internet.

Medicaid

Certain of our health plans offer health care coverage to Medicaid recipients in nine states which, as of December 31, 2007, covered 480,000 members and accounted for $928.3 million of revenue in 2007. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of the Medicaid members are in the Florida, Michigan, Missouri and Pennsylvania markets, representing 87.6% of the total Medicaid membership.

Individual

Our health plans offer long-term major medical and high-deductible products to individual consumers. The products are purchased by the consumer with no federal or state government funding of the premium. There is no employer group to provide conditions of the contract or contribute to the premium. The distribution of these Coventry products is primarily through broker networks; however the consumer can access information and an application directly from us. Our health plans had 93,000 risk members as of December 31, 2007 and accounted for $104.7 million of revenue in 2007.

Medicaid/Public

Our Medicaid/Public entity, (“Public Sector”), provides integrated automation, administration, payment and health care management services to state and local governments related to their pharmacy and health benefits programs. Our Public Sector offers pharmacy benefit management, health care management and fiscal agent services.

Our Public Sector pharmacy benefit management (“PBM”) program manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. This PBM program is one of the largest of its kind in the country and provides a full range of services.

Our Public Sector Health Care Management program provides quality of care evaluation, utilization review and long-term care review services to Medicaid programs, state mental health agencies and other public sector health care programs desiring to improve quality of care, contain costs, ensure appropriate care and measure outcomes.

Our Public Sector Fiscal Agent program administers state Medicaid benefit plans and other state-funded health care programs by providing clients with fiscal agent operations and systems maintenance and enhancement. Our Public Sector customers include state Medicaid agencies, state departments of human services and departments of health serving Medicaid populations and other public assistance health benefit programs. Typically, fiscal agent systems are modified to meet a specific state’s program policy and administration requirements so that services are offered for all claim types.

Specialty Business Division

Overview

The Specialty Business Division offers Workers’ Compensation managed care, network access, bill review, and other administrative services to insurance carriers, TPAs, state funds, and employers. We are not an underwriter of workers compensation insurance; instead we provide fee-based services to such underwriters and administrators of workers’ compensation insurance. In general, workers’ compensation carriers and self-funded entities have experienced significant challenges in recent years due to increases in medical costs. As a result, there is a demand by payors for products that target high cost and/or high volume services. We believe we have one of the most comprehensive suites of products including the largest and most cost effective workers’ compensation PPO network and bill review system providing national coverage to address customer needs. We operate our own workers’ compensation pharmacy benefit manager which when provided in coordination with our bill review and care management capabilities provides an attractive suite of services assisting our customers in managing their escalating workers’ compensation medical claims costs. Our clinical services include field case management, telephonic case management, utilization review, early intervention, and other services designed to manage the medical cost associated with a compensable workers’ compensation injury. Our business process outsourcing provides customers with work flow and medical records value-added solutions. In addition, we have developed other products to help our clients contain costs such as a subset point-of-entry network (smaller network of providers that are accessed for initial treatment by injured workers) and a Medicare set-aside program (when a payor determines that they want to settle a workers’ compensation claim, a Medicare set-aside program must be submitted to CMS, under certain conditions, to ensure that Medicare’s rights as the secondary payor are protected).

Workers’ Compensation Products

Bill Review

Our workers’ compensation Bill Review system offers national and multi-regional workers’ compensation clients a system to integrate and manage their workers’ compensation medical data. This means that clients can implement their workers’ compensation managed care strategies on a national basis, allowing them to capture data from multiple sources, analyze the information and use it to implement advanced managed care strategies.

Bill Review provides our clients with an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which represent the maximum reimbursement for medical services provided to the injured worker, differ by state (and change as state laws and regulations are passed and /or amended). The system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, we subject bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices.  We maintain and support virtually all aspects of the system. Therefore, clients gain efficiencies when using our integrated services by decreasing the staff previously required to support bill processing systems. We have the capability to program and implement client-specific enhancements, which provide truly customized bill review systems for our clients.

The system supports a number of electronic data interchanges from front-end systems, including claim systems and bill entry systems. The system also supports electronic data interchange output to populate back-end systems such as payment systems, claims systems, explanation of review production, state reporting and data warehousing.

In addition, our bill review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who lease the Bill Review system have online access to their data and are able to create reports at their desktops.

First Report of Injury

Early medical management intervention is important to achieving optimal outcomes in workers’ compensation cases. Prompt notification and initiation of medical management helps ensure that injured persons receive appropriate treatment that expedites their recovery and return to work.

Our First Report of Injury system is a quick and easy-to-use service that greatly simplifies the reporting process for workplace injuries, as well as non-occupational disability, property and general liability claims. The First Report of Injury service promotes immediate intervention after such occurrences. The system can transmit a first report to a designated representative within hours of notification. In addition to expediting reporting, the system can serve as a gateway to medical management services and channeling work place injury patients to our provider network.

Care Management Services

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Care Management Services includes field case management, telephonic case management, independent medical examinations, utilization review and management, and peer reviews.

Field Case Management

We provide field case management services for workers’ compensation and auto injury cases through case managers working on a one-on-one basis with injured employees and their healthcare professional, employers, and insurance company adjusters.

Our field case managers, located in 49 states and the District of Columbia, focus on coordinating case activities to enable injured or ill workers to recover and return to work as quickly and safely as possible through medical management and vocational rehabilitation services. The medical management services we offer include reviewing diagnoses, prognoses, and treatment plans, coordinating the efforts of healthcare professionals, employers, and insurance company adjusters, and encouraging compliance and active participation on the part of the injured or ill worker to increase the effectiveness of the medical care provided. Our vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance, and return-to-work coordination.

Telephonic Case Management

Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as of short-term disability, long-term disability, and employee absences covered under the Family and Medical Leave Act. Although similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management activities are completed within 30 to 90 days. Telephonic case management is an important component of early intervention that enables us to identify promptly those cases that require field case management or independent medical exams.

Independent Medical Examinations

We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical condition and treatment plan of patients. We provide independent medical examination services primarily for the occupational healthcare, disability, and auto industries. Through our extensive network of independent medical professionals, our customers can receive independent medical reviews for injured claimants nationwide. Our technology enables customers to make on-line referrals and check on the current status of their cases.

Utilization Management, Pre-certification, Concurrent and Peer Review

Customers use our pre-certification and concurrent review services to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness. Our pre-certification and concurrent review determinations are only recommendations to the customer; it is the customer’s claims adjuster who makes the actual decision to approve or deny a request for medical services. After we pre-certify a treatment plan, we follow up with the claimant to evaluate compliance and, as appropriate, discuss alternative treatment plans if the claimant does not respond to the initial treatment plan. Our peer services consist of the review of medical files by a physician, therapist, chiropractor, or other healthcare provider to determine if the care provided by other healthcare professionals appears to be necessary and appropriate.

Pharmacy Benefit Management

The workers compensation environment presents special challenges for pharmacy benefit management. Among these challenges are the need for coverage within hours after an injury has occurred, claimant freedom-of-choice in provider selection and rules, regulations and reimbursements that can widely differ from state-to-state.

Insurance carriers, third party administrators and employers contract with our First Script pharmacy benefit management program to overcome these challenges. First Script provides a retail network of over 58,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred. First Script continues to provide service to these claimants throughout the life of their workers’ compensation claim, including through an integrated home delivery program.

In addition to providing network access to workers’ compensation claimants, First Script also offers a full suite of drug utilization review tools and reports to assist its clients in controlling their pharmacy costs. These tools go beyond basic formulary management and include predictive indicators of claim severity and direction. The application of these cost control tools must be balanced with the need for claimants to receive their drugs in a convenient and timely manner. Claimants who follow their doctor’s prescription orders are more likely to recover quicker and return to worker earlier. Both of these outcomes further contribute to lowering the client’s overall workers’ compensation claim costs.

Health Plan Markets

The geographic markets in which our health plans operate are described as follows:

•	Delaware — commercial products in Delaware and Maryland; Medicaid products in the Baltimore metropolitan area.
•	Florida – commercial and Medicaid products in South Florida as well as certain counties in North Florida and the state’s panhandle; and Medicare products in South Florida
•	Georgia — commercial products in the greater Atlanta, Savannah, Augusta and Macon metropolitan areas.
•	Illinois — commercial products, primarily in the Western, Northern (exclusive of the Chicago Metropolitan area) and Central Illinois areas.
•	Iowa — commercial products to members primarily in the Des Moines metro area; Medicaid products in the Waterloo area; and Medicare Advantage products in fourteen counties.
•	Kansas — commercial products in Kansas and portions of Western Missouri; Medicare Advantage products in the Kansas City and Wichita metropolitan areas.
•	Louisiana — commercial products, primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Michigan — Medicaid products in Wayne and Oakland Counties, Michigan.
•

Missouri— commercial and Medicare Advantage products to members in the St. Louis metropolitan and Central area, including portions of Southern Illinois; Medicaid products also in the Eastern, Central and Western Missouri.

•	Nebraska — commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska.
•	North Carolina — commercial products primarily in the Raleigh-Durham and Charlotte metropolitan areas.
•	Oklahoma — commercial products in both the Oklahoma City and Tulsa markets.

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

•	South Carolina — commercial products in the Charleston and Columbia metropolitan areas.
•	Tennessee - commercial products primarily in metropolitan Memphis area with additional networks in the far northern Mississippi counties of DeSoto and Tate.
•	Utah — commercial products primarily in the Ogden, Salt Lake City, Park City, St. George and Provo metropolitan areas; commercial products also in Wyoming and Idaho.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial, Medicaid and Medicare Advantage products to a service area covering a majority of the state’s population.

Provider Network

Our provider network is the core of our health and workers’ compensation businesses, providing the foundation for our products and services. We contract with hospitals, physicians and other health care providers that provide health care services at pre-negotiated rates to members and customers of various payors, including employee groups, workers’ compensation payors, insurance carriers, TPAs, HMOs, self-insured employers, union trusts and government employee plans. Provider networks offer a means of managing health care costs by reducing the per-unit price of medical services accessed through the network while providing an increased number of patients to providers.

Our provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnostic Related Group based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated.

Our health plans maintain provider networks in the local markets in which they operate. All of our health plans currently offer an open panel delivery system where individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of our health plans.

Most of our health plan contracted primary care and specialist physicians are compensated under a discounted fee-for-service arrangement. The majority of our health plans contract with hospitals to provide for inpatient per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service or a per case basis. Our health plans pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary and drug prices are negotiated at discounted rates through a national network of pharmacies.

Our health plans have capitation arrangements for certain ancillary health care services, such as mental health care, laboratory services and, in some cases, physician services. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs, but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements. Medical costs associated with capitation arrangements made up approximately 4.9%, 6.1% and 6.5% of our total medical costs for the years ended December 31, 2007, 2006 and 2005, respectively. Membership associated with global capitation arrangements was approximately 110,000, 110,000 and 116,000 as of December 31, 2007, 2006 and 2005, respectively. Based on our knowledge and experience, we do not consider the financial risk associated with our existing capitation arrangements to be material.

Medical Management

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care that our network providers provide to our members. We collect utilization data that is used to analyze over-utilization or under-utilization of services and to assist in arranging for appropriate care for our members and improving patient outcomes in a cost efficient manner. Our corporate medical department monitors the medical management policies of our subsidiaries and assists in implementing disease management programs, quality assurance programs and other medical management tools. In addition, we have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment.

We have developed a comprehensive disease management program that identifies those members having certain chronic diseases, such as asthma and diabetes. Our case managers proactively work with members and their physicians to facilitate appropriate treatment, to help to ensure compliance with recommended therapies and to educate members on lifestyle modifications to manage the disease. We believe that our disease management program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

Our medical directors supervise medical managers who review and approve, for coverage in accordance with the health benefit plan, requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer review medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization are collected and presented to physicians. The medical directors monitor these results in an attempt to ensure the use of cost-effective, medically appropriate services.

We focus on the satisfaction of our members. We monitor appointment availability, member-waiting times, provider environments and overall member satisfaction. We continually conduct membership surveys of existing employer groups concerning the quality of services furnished and suggestions for improvement.

Information Technology

We believe that integrated and reliable information technology systems are critical to our success. We have implemented advanced information systems to improve our operating efficiency, support medical management, underwriting and quality assurance decisions and effectively service our customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing.

We have dedicated in-house teams providing infrastructure and application support services to our members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rates, marketing and contracting functions. We have dedicated in-house teams that convert acquired companies to our information systems as soon as possible following the closing of the acquisition.

In 2007, approximately 71.7% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format. In 2007, our claims system auto adjudicated 81.7% of all claims.

Marketing

We market our products and services to individuals, employer groups, national (multi-site) direct accounts, self-insured employers, government employees, multi-employer trusts with greater than 500 employees and through group health insurance carriers and TPAs. When marketing on a business-to-business basis directly to insurance carriers and TPAs, our customers have primary responsibility for offering our services to their underlying clients. We also market to both FEHB health plan sponsors and directly to federal employees as a means of increasing membership in the MHBP. Marketing is provided through our own direct sales staff and a network of non-exclusive, independent brokers and focused on developing new business as well as retaining existing business.

In addition to our commercial HMO, PPO, and POS products, both on a fully insured and self-funded basis, our local health plans also continue to expand the number of lower cost product options. These options include Coventry FlexChoice, a family of “consumer-driven” products, whereby the employee bears a substantially greater proportion of health care costs.

Where our large group segments may have benefit products provided to employees from multiple carriers, our small and medium size employers are most commonly offered our services on an exclusive basis. In the case of insurance carriers, we typically enter into a master service agreement under which we agree to provide our cost management services to health care plans maintained by the carrier’s customers. Our services are offered not only to new insurance policyholders, but also to existing policyholders at the time group health benefits are renewed.

Medicaid products are marketed to Medicaid recipients by state Medicaid authorities and through educational and community outreach programs.

Medicare Advantage products, which include both medical and pharmacy benefits, are commonly promoted through mass media and direct mail to both individuals and retirees of employer groups that provide benefits to retirees. Networks of independent brokers are also used in the marketing of Medicare products. Our Medicare Part D product is marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement Health Insurers, TPAs and related broker distribution entities. Additionally, we have established partnerships with Medicare Supplement Health Insurers and brokerage channels nationwide to provide Medicare Advantage products to Medicare beneficiaries.

We sell our Public Sector business, including government PBM, health care management and fiscal agent lines, through an internal sales team to state and local governments across the United States. While most contracts are ultimately awarded via request-for-proposals and a competitive bid process, pre-selling efforts are critical in targeting opportunities that best match our capabilities and service offerings. Through this pre-selling effort, we are also able to identify the particular needs of prospective clients and provide assistance in public and program policy development.

Workers’ compensation services are marketed to insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

Significant Customers

Our customer, the Mail Handlers Benefit Plan, represented 14.7%, 19.3% and 22.1% of our management services revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Our health plan commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. We received 33.1%, 21.6%, and 11.8% of our managed care premiums for the years ended December 31, 2007, 2006 and 2005, respectively, from the federal Medicare programs throughout our various health plan markets and from national Part D and Medicare Private-Fee-For-Service products. We also received 10.7%, 11.1%, and 13.2% of our managed care premiums for the years ended December 31, 2007, 2006 and 2005, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets. In 2007, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

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

We compete in a highly fragmented market with national, regional and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and TPAs that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and group health insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we operate. We distinguish ourselves on the basis of the quality and cost-effectiveness of our programs, our proprietary computer-based integrated information systems, our emphasis on commitment to service with a high degree of physician involvement, our national provider network including its penetration into secondary and tertiary markets and our role as an integrated provider of PBM services.

The Medicaid/Public lines of business have varying competitive factors that affect entry into the market as a new competitor. Fiscal agent services are provided to state Medicaid programs by only a few major competitors. The market for pharmacy services to states that have elected to outsource pharmacy benefit management services is served by a select group of major national competitors. The market for healthcare management services is more fragmented with no distinguishable market leader. In addition to national competitors including our Public Sector business, regional peer review organizations/quality improvement organizations also hold contracts in their individual states or local market.

Workers’ compensation competition includes regional and national managed care companies and other service providers with an emphasis on PPO, clinical programs or bill review. We differentiate ourselves based on our national PPO coverage and the ability to provide an integrated product, coupled with technology that reduces administrative cost. We compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies, pharmacy benefit managers, and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers’ compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers’ compensation products.

Financial Information

Required financial information related to our business segments is set forth in Note O of our consolidated financial statements.

Corporate Governance

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and our employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters can be accessed on our website at www.coventryhealth.com or may be requested by writing to the following address: Coventry Health Care, Inc., Attn: Corporate Secretary, 6705 Rockledge Drive, Suite 900, Bethesda, Maryland, 20817. Any amendments to our Code of Business Conduct and Ethics are posted to and can be accessed on our website.

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

Our workers’ compensation business is also subject to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers’ compensation field have been limited to legislation on a state-by-state basis. Many states have adopted guidelines for utilization management and have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor.

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

Medicare and Medicaid

Some of our subsidiaries contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare program. Some of our health plans also contract with states to provide health benefits to Medicaid recipients. As a result, we are subject to extensive federal and state regulations. CMS may audit any subsidiary operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.

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

With respect to the federal anti-kickback statute, there exists a statutory exception and two safe harbors addressing certain risk-sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our subsidiaries to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.

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

The federal False Claims Act prohibits knowingly submitting false claims to the federal government. Private individuals known as relators or whistleblowers may bring actions on the government’s behalf under the False Claims Act and share in any settlement or judgment. Violations of the federal False Claims Act may result in treble damages and civil penalties of up to $11,000 for each false claim. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes such as the federal anti-kickback statute have thereby submitted false claims under the False Claims Act. Under the Deficit Reduction Act of 2006 (“DEFRA”), every entity that receives at least $5 million annually in Medicaid payments must establish, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. The Company has established written policies that it believes comply with this provision of DEFRA.

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

Federal Employees Health Benefits Program

Our subsidiaries contract with the Office of Personnel Management (“OPM”) to provide managed health care services under the FEHB Program in their service area. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. The OPM conducts periodic audits of its contractors to, among other things, verify that the premiums established under its contracts are in compliance with the community rating and other requirements under FEHB Program. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program if the health plan is found to be non-compliant with the program requirements.

Managed Care Legislative Proposals

Numerous proposals have been introduced in the U.S. Congress and various state legislatures relating to managed health care reform. The provisions of legislation that may be adopted at the state level can not be accurately and completely predicted at this time, and we therefore can not predict the effect of proposed legislation on our operations. On the federal level, it is possible that some form of managed health care reform may be enacted. At this time, it is unclear as to when any legislation might be enacted or the content of any new legislation, and we can not predict the effect on our operations of proposed legislation or any other legislation that may be adopted.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2007 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2007, we employed approximately 15,000 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions through December 31, 2007. See Note B to the consolidated financial statements for additional information on the most recent acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
American Service Company entities	Multiple Markets	Multiple Products	1987
HealthAmerica Pennsylvania, Inc.	Pennsylvania	HMO	1988
Group Health Plan, Inc.	Missouri	HMO	1990
Southern Health Services, Inc.	Virginia	HMO	1994
HealthCare USA, Inc.	Multiple Markets	Medicaid	1995
Principal Health Care, Inc.	Multiple Markets	HMO	1998
Carelink Health Plans	West Virginia	HMO	1999
Kaiser Foundation Health Plan of North Carolina	North Carolina	HMO	1999
PrimeONE, Inc.	West Virginia	HMO	2000
Maxicare Louisiana, Inc.	Louisiana	HMO	2000
WellPath Community Health Plans	North Carolina	HMO	2000
Prudential Health Care Plan, Inc.	Missouri	Medicaid	2000
Blue Ridge Health Alliance, Inc.	Virginia	HMO	2001
Health Partners of the Midwest	Missouri	HMO	2001
Kaiser Foundation Health Plan of Kansas City, Inc.	Kansas	HMO	2001
NewAlliance Health Plan, Inc.	Pennsylvania	HMO	2002
Mid-America Health Partners, Inc.	Kansas	HMO	2002
PersonalCare Health Management, Inc.	Illinois	HMO	2003
Altius Health Plans, Inc.	Utah	HMO	2003
OmniCare Health Plan	Michigan	Medicaid	2004
First Health Group Corp.	Multiple Markets	Multiple Products	2005
Provider Synergies, L.L.C.	Multiple Markets	Rx Management Services	2006
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007

Certain workers’ compensation business from Concentra Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007

Service Marks and Trademarks

We have the following federally registered service marks:

Accessone	First Health with heart logo	OmniCare
Advantra	First Health Services Corporation (2 registrations)	OmniCare Health Plan
Altius Health Plans blue logo	First SX	OmniCare Plus
Babylove Program	First Script X logo*	PersonalCare What You Want in a Health Plan logo
Be Sure	Flying Flamingo logo	POW
C Torch logo	Focus Healthcare Management logo (2 registrations)*	POW-Providers on the Web
Carelink	Focus Healthcare logo (without words)*	Powered by People
CCN	GHP	Sensicare
CCN with shadow logo	HealthAmerica	Senior Life Management
CCN logo without shadow	HealthAmericaOne	SouthCare
CompAmerica	HealthAssurance (2 registrations)	SouthCare Medical Alliance logo
Compare	HealthAssurance Flex	The Answer To Your Health Care Needs
Coventry (2 registrations)	HealthAssurance FlexChoice	True to Life
Coventry FlexChoice	Heart logo	V logo
Coventry Healthy Choices Program	Making Health Care as Simple as 1, 2, 3	WellFirst Gold
CoventryOne	MetraComp*	WellFirst+Gold
Coventry USA	Mid America Health logo	WellPath
DirectorEase	Mid America Health Access	With You When It Matters
First Health (3 registrations)	Mid America Health Access +

*Federal service marks and their federal registrations acquired from Concentra Operating Corporation on April 2, 2007. The recordation of the assignment of these marks was completed as of January 7, 2008.

We have pending applications for federal registration of the following service mark: “HealthCare USA” and “Vista Platinum Plan.”

We also have the right in perpetuity to use the “HealthCare USA” mark in Missouri, Illinois, Kansas and Florida.

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of January 1, 2008:

Dale B. Wolf	53	Chief Executive Officer and Director
Thomas P. McDonough	59	President
Shawn M. Guertin	44	Executive Vice President, Chief Financial Officer and Treasurer
Francis S. Soistman, Jr.	51	Executive Vice President
Thomas C. Zielinski	56	Executive Vice President and General Counsel
Vishu Jhaveri, M.D.	54	Executive Vice President
E. Harry “Skip” Creasey	53	Senior Vice President
Patrisha L. Davis	52	Senior Vice President and Chief Human Resources Officer
David A. Finkel	44	Senior Vice President
Maria Fitzpatrick	50	Senior Vice President
James E. McGarry	49	Senior Vice President
John J. Ruhlmann	45	Senior Vice President and Corporate Controller

Dale B. Wolf was elected Chief Executive Officer of our Company effective January 2005. Prior to that he served as Executive Vice President, Chief Financial Officer and Treasurer of our Company from December 1996 to December 2004. He is a director and a member of the audit and compensation committees of HealthExtras, Inc., a provider of pharmacy benefit management services and supplemental benefits. Mr. Wolf is a Fellow of the Society of Actuaries.

Thomas P. McDonough was elected President of our Company effective January 2005. Prior to that he served as Executive Vice President and Chief Operating Officer of our Company from April 1998 to December 2004.

Shawn M. Guertin was elected Executive Vice President and Chief Financial Officer of our Company effective January 2005, and Treasurer effective March 2005. Prior to that he served as Senior Vice President of our Company from February 2003 to December 2004. From January 1998 to February 2003, he was Vice President of Finance of our Company. Mr. Guertin is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Francis S. Soistman, Jr. was elected Executive Vice President of our Company, effective January 2005. Mr. Soistman is in charge of the Individual Consumer and Government Business Division and, previously, was in charge of Health Plan Operations. Prior to that he served as Senior Vice President of our Company from April 1998 to December 2004. He was named President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc. and HealthAssurance Pennsylvania, Inc., our Pennsylvania subsidiaries, in May 1998 and July 2001, respectively, and served to January 2005.

Thomas C. Zielinski was elected Executive Vice President of our Company, effective November 2007. He is also General Counsel of our Company and has served in that capacity since August 2001. He served as Senior Vice President of our Company from August 2001 to November 2007. Prior to that time, Mr. Zielinski worked for 19 years in various capacities for the law firm of Cozen and O’Connor, P.C., including as a senior member, shareholder and Chair of the firm’s Commercial Litigation Department.

Vishu Jhaveri, M.D. was elected Executive Vice President and Chief Medical Officer of our Company in May 2007. Dr. Jhaveri joined our Company as Chief Medical Officer in March 2007. From April 2006 to March 2007, he worked as an independent healthcare consultant and served on the advisory Board of InterComponentWare AG, a German IT firm specializing in electronic health records. From April 2004 to April 2006, he was the Corporate Medical Director and Chief Operating Officer of FutureHealth Corporation, a provider of health and productivity management solutions and a wholly owned subsidiary of Nationwide Insurance Companies. From August 1999 to March 2004, Dr. Jhaveri was the Chief Medical Officer and Vice President of Healthcare Operations of Keystone Health Plan Central, a health maintenance organization.

E. Harry “Skip” Creasey was elected Senior Vice President, National Network Management of our Company in March 2005. From February 2003 to the time he joined our company, Mr. Creasey served as Chairman and Chief Executive Officer of Kelson Physician Partners, Inc., a provider of pediatric management services. From August 2001 to February 2003, he was the President of InterPlan Group, a health care network company. From February 2000 to July 2001, he was the Chief Executive Officer of AviaHealth, Inc., a health care internet content provider.

Patrisha L. Davis was elected Senior Vice President of our Company, effective June 2007. From November 2000 to date, she has been the Chief Human Resources Officer of our Company. She was a Vice President of our Company from March 2005 to June 2007. Ms. Davis has been a Human Resources executive with our Company since April 1998.

David A. Finkel was elected Senior Vice President of our Company in August 2005. Mr. Finkel is in charge of our Customer Service Operations. From January 2003 to August 2005 he was Vice President, Group Administration for our Company. From June 2001 to December 2002, he was Senior Vice President, e-Business & Sales Support, for CIGNA HealthCare, a health and related benefits company.

Maria Fitzpatrick was elected Senior Vice President of our Company in May 2007. She is our Chief Information Officer in charge of our Company’s information technology operations and has served in that capacity since joining our Company in November 2006. From February 2004 to October 2006, she was Vice President and Chief Information Officer of Mercury General Corp., a multiple line insurance organization offering automobile and homeowners insurance products. From February 2000 to April 2003, Ms. Fitzpatrick was Senior Vice President and Chief Information Officer of PacifiCare Health Systems, a diversified health and well-being company acquired by UnitedHealth Group in 2005.

James E. McGarry was elected Senior Vice President of our Company in July 1998. Mr. McGarry is currently in charge of our workers’ compensation line of business and has served in that capacity since November 2006. From August 2001 to October 2006, he served as head of our integration team for mergers and acquisitions. From July 1998 to July 2001, he was in charge of our Customer Service Operations.

John J. Ruhlmann was elected Senior Vice President of our Company in November 2006. Prior to that he was Vice President of our Company from November 1999 to November 2006. He has served as our Corporate Controller since November 1999.

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

Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period. Factors that may cause health care costs to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including pharmaceuticals;
•	higher than expected utilization of health care services;
•	periodic renegotiations of hospital, physician and other provider contracts;
•	the occurrence of catastrophic events, including epidemics and natural disasters;
•	changes in the demographics of our members and medical trends affecting them;
•	general inflation or economic downturns;
•	new mandated benefits or other regulatory changes that increase our costs; and
•	other unforeseen occurrences.

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

We also may be subject to governmental investigations or inquiries from time to time. For example in 2004, several companies in the insurance industry have received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industry-wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. Insurance regulators in several states, including states in which our subsidiaries are domiciled, have sent letters of inquiry concerning similar matters to the companies subject to their jurisdiction, including our subsidiaries. We have furnished the information requested and have received no further inquiry or comment from the insurance regulatory authorities. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry including our stock price. Any similar governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

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

We compete in a highly competitive environment against other major national managed care companies in our national account business to provide administrative, network access, and medical management services to large, multi-site, self-insured employers. Among these competitors are Aetna, United Healthcare and “Blue Card” (a joint venture of major Blue Cross plans), all of which have greater resources, brand identity and provider contracting scale compared to us.

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

Negative publicity regarding the managed health care industry generally, or our Company in particular, could adversely affect our results of operations or business.

Over the last several years, the managed health care industry has been subject to negative publicity. Negative publicity regarding the managed health care industry generally, or our Company in particular, may result in increased regulation and legislative review of industry practices, further increase our costs of doing business and adversely affect our results of operations by:

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

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;
•	changes in the market’s expectations about our future operating results;
•	changes in financial estimates and recommendations by securities analysts concerning our company or the health care industry generally;
•	operating and stock price performance of other companies that investors may deem comparable;
•	news reports relating to trends in our markets;
•	changes or proposed changes in the laws and regulations affecting our business;
•	acquisitions and financings by us or others in our industry; and
•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.

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

Our regulated subsidiaries conduct a substantial amount of our consolidated operations. Consequently, our cash flow and our ability to pay our debt and fund future acquisitions depends, in part, on the amount of cash that the parent company receives from our regulated subsidiaries. Our subsidiaries’ ability to make any payments to the parent company will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and may restrict their ability to pay dividends or make cash transfers to the parent company. If our regulated subsidiaries are restricted from paying the parent company dividends or otherwise making cash transfers to the parent company, it could have a material adverse effect on the parent company’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Statutory Capital Requirements.”

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

Medicare programs represent a significant portion of our business, accounting for approximately 33.1% of our managed care premium revenue in 2007. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Act”) and the Drug Act’s implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the Drug Act and the Medicare program generally.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the Drug Act include potential uncollectability of receivables, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs (as well as the underlying seasonality of this business).

In 2007, we expanded our Medicare programs. Specifically, we introduced PFFS Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all states, and enhanced our HMO/PPO product offerings. All of these growth activities required substantial administrative and operational capabilities. If we are unable to maintain the administrative and operational capabilities to address the additional needs of our growing Medicare programs, it could have a material adverse effect on our Medicare business and operating results.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2007, we leased approximately 89,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 2,430,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 7% is subleased. Our leases expire at various dates from 2008 through 2018. We also own nine buildings throughout the country with approximately 798,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 6% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Legal Proceedings in Note J, “Commitments and Contingencies” which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2007.

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

	2007		2006
	High	Low	High	Low
First Quarter	$ 57.37	$ 48.78	$ 61.88	$ 53.70
Second Quarter	61.28	56.04	55.46	45.37
Third Quarter	64.00	50.12	57.66	50.29
Fourth Quarter	62.72	56.06	52.29	44.33

On January 31, 2008, we had approximately 761 stockholders of record, not including beneficial owners of shares held in nominee name. On January 31, 2008, our closing price was $56.58.

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

Issuer Purchases of Equity Securities

In February 2007, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 7.9 million shares. Under the share repurchase program, the Company purchased 7.5 million shares of the Company’s common stock during 2007, at an aggregate cost of $429.0 million, 4.6 million shares during 2006, at an aggregate cost of $256.1 million and no shares were purchased in 2005. The total remaining common shares the Company is authorized to repurchase under this program is 6.5 million as of December 31, 2007.

The following table shows our purchases of our common stock during the quarter ended December 31, 2007 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
October 1-31, 2007	503	$ 59.00	500	7,022
November 1-30, 2007	504	$ 58.78	500	6,522
December 1-31, 2007	7	$ 58.21	-	6,522

Totals	1,014	$ 58.89	1,000	6,522

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

Item 6: Selected Financial Data

(in thousands, except per share and membership data)

	December 31,
	2007	2006	2005	2004	2003
Operations Statement Data (1)
Operating revenues	$ 9,879,531	$ 7,733,756	$ 6,611,246	$ 5,311,969	$ 4,535,143
Operating earnings	932,632	841,003	791,818	496,671	366,197
Earnings before income taxes	994,870	896,348	799,425	526,991	393,064
Net earnings	626,094	560,045	501,639	337,117	250,145
Basic earnings per share	4.04	3.53	3.18	2.55	1.89
Diluted earnings per share	3.98	3.47	3.10	2.48	1.83
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1)
Cash and investments	$ 2,859,237	$ 2,793,800	$ 2,062,893	$ 1,727,737	$ 1,405,922
Total assets	7,158,791	5,665,107	4,895,172	2,340,600	1,981,736
Total medical liabilities	1,161,963	1,121,151	752,774	660,475	597,190
Long-term liabilities	445,470	309,616	309,742	25,854	27,358
Debt	1,662,021	760,500	770,500	170,500	170,500
Stockholders’ equity	3,301,479	2,953,002	2,554,703	1,212,426	928,998

Operating Data (1)
Medical loss ratio	79.6%	79.3%	79.4%	80.5%	81.2%
Operating earnings ratio	9.4%	10.9%	12.0%	9.4%	8.1%
Administrative expense ratio	18.1%	17.3%	17.9%	11.5%	12.0%
Basic weighted average shares outstanding	154,884	158,601	157,965	132,188	132,170
Diluted weighted average shares outstanding	157,357	161,434	161,716	135,884	136,148
Total Risk membership	3,140,000	2,620,000	1,983,000	1,949,000	1,899,000
Total Non-risk membership	1,533,000	1,487,000	1,723,000	560,000	484,000

(1) Operations Statement Data include the results of operations of acquisitions since the date of acquisition. Balance Sheet Data reflect acquisitions as of December 31, of the year of acquisition. See the notes to the consolidated financial statements for detail on our acquisitions.

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

Executive-Level Overview

General Operations

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies. Through our Commercial Business, Individual Consumer & Government Business, and Specialty Business divisions, we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Summary of 2007 Performance

•	Revenue increased 27.7% over the prior year.
•	Membership increased 13.8% over the prior year.
•	Diluted earnings per share increased 14.7% over the prior year.
•	Closed four acquisitions across all business divisions deploying $1.2 billion of capital.

Operating Revenue and Products

We operate health plans, insurance companies, managed care services companies, and workers’ compensation services companies and generate our operating revenues from premiums for a broad range of managed care and management service products. Managed care premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Managed care premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

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

Operating Expenses

We incur medical costs related to our products for which we assume underwriting risk. Our medical costs include medical claims paid under contractual relationships with a wide variety of providers and capitation arrangements. Medical costs also include an estimate of claims incurred but not reported.

We maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated at discounted rates through a national network of pharmacies. Drug costs for our risk products are included in medical costs.

We have capitation arrangements for certain ancillary heath care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 4.9% of the Company’s total medical costs for the year ended December 31, 2007.

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

We incur cost of sales expense for prescription drugs provided by our workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. Both businesses were acquired with the acquisition of the workers’ compensation managed care services business from Concentra, Inc. (“Concentra”). These costs are associated with fee-based products.

Our selling, general and administrative expenses consist primarily of salaries and related costs for personnel involved in the administration of services we offer. To a lesser extent, our selling, general and administration expenses include other administrative and facility costs needed to provide these administrative services as well as commissions paid to brokers and agents who assist in the sale of our products. We operate regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions. Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices and capitalize on the benefits of our integrated information technology systems.

Cash Flows

We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have not needed to use financing methods to fund operations. While we have incurred debt (as described in Note I to our consolidated financial statements in this Form 10-K), the proceeds have been used to finance acquisitions and were not used to fund operations. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions, to prepay indebtedness and for repurchases of our common stock.

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

As of December 31, 2007, we maintained allowances for retroactive billing adjustments of approximately $29.7 million compared with approximately $20.1 million at December 31, 2006. We also maintained allowances for doubtful accounts of approximately $3.4 million and $1.9 million as of December 31, 2007 and 2006, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for the older receivables.

We also receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program. These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHB Program.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments based on appropriate guidelines.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

We enter into performance guarantees with employer groups where we pledge that we will meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone response time, etc. We also enter into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member per-month or achieving overall network penetration in defined demographic markets. For each guarantee, we estimate and record performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts.

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

Actuarial standards of practice generally require the actuarially developed medical claims estimates to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Medical claims liabilities are recorded at an amount we estimate to be appropriate. Adjustments of prior years estimates may result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made. Our reserve models have historically developed favorably suggesting that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims. We believe that this favorable development is a result of good communications between our health plans and our actuarial staff regarding medical utilization, mix of provider rates and other components of medical cost trend.

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands).

	2007	2006	2005
Medical liabilities, beginning of period	$ 1,121,151	$ 752,774	$ 660,475

Acquisitions (1)	126,583	--	41,895

Reported Medical Costs
Current year	7,055,596	5,570,872	4,672,009
Prior year development	(135,065)	(130,908)	(121,138)
Total reported medical costs	6,920,531	5,439,964	4,550,871

Claim Payments
Payments for current year	6,134,631	4,852,359	4,030,685
Payments for prior year	586,390	542,571	469,782
Total claim payments	6,721,021	5,394,930	4,500,467

Part D Related Subsidy Liabilities	(285,281)	323,343	--

Medical liabilities, end of period	$ 1,161,963	$ 1,121,151	$ 752,774

Supplemental Information:

Prior year development (2)	2.5%	2.9%	2.9%
Current year paid percent (3)	86.9%	87.3%	86.3%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year” developments are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable restatements from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2007 prior year developments relate almost entirely to claims incurred in calendar year 2006 and the increase in prior year medical cost was driven primarily by growth in the medical cost base of our Company.

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

Within the reserve setting methodologies for inpatient and non-inpatient services, we use certain assumptions. For inpatient services, authorized days are used for utilization factors, while cost trend assumptions are incorporated into per diem amounts. The per diem estimates reflect anticipated effects of changes in reimbursement structure and severity mix. For non-inpatient services, a composite trend assumption is applied which reflects anticipated changes in cost per service, provider contracts, utilization and other factors.

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2007 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
1.0%	$ (31,750)	(5.0)%	$ (87,100)	(1.5)%	$ (2,400)
0.7%	$ (21,350)	(2.5)%	$ (43,550)	(1.0)%	$ (1,600)
0.3%	$ (10,550)	(1.0)%	$ (17,400)	(0.5)%	$ (800)
(0.3)%	$ 10,600	1.0%	$ 17,400	0.5%	$ 800
(0.7)%	$ 21,650	2.5%	$ 43,550	1.0%	$ 1,600
(1.0)%	$ 32,400	5.0%	$ 87,100	1.5%	$ 2,400

We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts.

As noted in the table above, presenting the components of the change in medical claims liabilities, we had $135.1 million in favorable prior year developments. The significant factors driving the favorable developments include:

•	Lower than anticipated medical cost increases - $58 million
•	Higher than expected completion factors - $19 million
•	Lower than expected inpatient hospital utilization - $3 million
•	Lower than anticipated large claim liabilities - $31 million
•	Lower than anticipated other specific case liabilities - $24 million

A regular element of our unpaid medical claim liability estimation process is the examination of actual results and, if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2007 by choosing factors that reflect more recent experience.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2007. However, actual claim payments and other items may differ from established estimates.

Investments

We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, monoline bond issuer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

The following table includes only our investments in an unrealized loss position at December 31, 2007. For those investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 66,400	$ (226)	$ 101,329	$ (504)	$ 167,729	$ (730)
US Treasury securities	1,000	(1)	-	-	1,000	(1)
Government-Sponsored enterprise securities	1,050	(1)	8,626	(32)	9,676	(33)
Mortgage-backed securities	79,929	(1,394)	91,915	(1,211)	171,844	(2,605)
Asset-backed securities	7,526	(120)	20,702	(563)	28,228	(683)
Corporate debt and other securities	27,347	(212)	75,847	(977)	103,194	(1,189)
	$ 183,252	$ (1,954)	$ 298,419	$ (3,287)	$ 481,671	$ (5,241)

The securities presented in this table do not meet the criteria for an other-than-temporarily impaired investment. The unrealized loss is almost exclusively the result of interest rate movements. We intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity.

Additionally, due primarily to long standing conservative investment guidelines, we have a de minimis sub prime investment and auction rate security exposure. With our municipal bond investments, they remain at an investment grade status based on their own merits. Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $523.0 million of our $880.1 million state and municipal bond holdings are insured. For our mortgaged-backed and asset-backed securities, our holdings remain at investment grade with a AAA rating. We participate in only the higher level investment tranches. For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill and Other Long-lived Assets

Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. For our impairment analysis we relied primarily on the income approach and secondarily on the market approach. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows, and discounting these cash flows at a given rate of return. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The approaches were reviewed together for consistency and commonality.

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

Stock-Based Compensation Expense

We account for share based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility in 2006 and 2007 was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note F to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued “Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The Company adopted FIN 48 effective January 1, 2007. The change in net assets, because of applying this pronouncement, is considered a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $3.4 million to the beginning balance of retained earnings.

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R).

Acquisitions

During the three years ended December 31, 2007, we completed five business combinations and one membership purchase. These business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of our membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to fifteen years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2007. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transition cost adjustments, is presented below (millions):

Purchase
	Effective Date	Market	Price
Business Combinations

First Health Group Corp. (“First Health”)	January 28, 2005	Multiple Markets	$ 1,695

Provider Synergies, L.L.C. (“Provider Synergies”)	January 1, 2006	Multiple Markets	$ 22

Certain wokers’ compenstaion business Concentra, Inc. (“Concentra”)	April 2, 2007	Multiple Markets	$ 407

Certain group health insurance business from Mutual of Omaha (“Mutual”)	July 1, 2007	Multiple Markets	$ 114

Florida Health Plan Administrators, LLC (“Vista”)	September 10, 2007	Florida	$ 708

Membership Purchase

FirstGuard Health Plan Missouri (“FirstGuard”)	February 1, 2007	Missouri	$ 15

First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The businesses acquired from Concentra include a preferred provider organization, provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses. The businesses acquired from Mutual include Mutual’s commercial employer group health business in Nebraska and Iowa, as well as its national Federal Employees Health Benefits administration business, representing approximately 233,000 members in total. Vista is a Florida-based diversified health plan serving approximately 294,000 members consisting of 150,000 commercial employer group members, 32,000 individual members, 28,000 Medicare Advantage HMO members and 84,000 state program members. Approximately 85% of the membership is in the south Florida market with the remainder in north central Florida and the state’s panhandle. In addition to the acquired businesses discussed above, we completed a purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation. For additional information regarding our acquisitions, please refer to Note B to our consolidated financial statements.

Membership

The following table presents our membership as of December 31, 2007 and 2006 (in thousands).

	December 31,
Membership by Product	2007	2006
Commercial group risk(1)	1,580	1,457
Health plan ASO	750	621
Other ASO(2)	783	866
Total Commercial Division	3,113	2,944

Medicare Advantage(3)	283	80
Medicare Part D	704	687
Total Medicare	987	767

Medicaid risk	480	373
Individual	93	23
Total Individual Consumer & Government Division	1,560	1,163

Total Membership	4,673	4,107

(1) “Commercial Group Risk” membership includes our health plan commercial group business and a small group PPO insurance block which was previously imbedded within our First Health segment.

(2) “Other ASO” membership includes active National Accounts and FEHBP administrative services business.

(3) “Medicare Advantage” membership includes Medicare Advantage HMO, Medicare Advantage PPO and Medicare Advantage PFFS results.

Commercial group risk membership increased 123,000 over the prior year end due primarily to the members acquired through the acquisition of Vista and of certain group health businesses from Mutual of Omaha, which together added 168,000 members. Health plan ASO membership increased 129,000 due to acquisitions, which added 99,000 members, and due to new sales and certain groups changing from a risk product to a non-risk product. Other ASO membership declined due to losses in our National Accounts business which was partially offset by FEHBP members obtained through the group health business acquired from Mutual of Omaha.

Individual Consumer & Government membership increased 397,000 from the prior year end, primarily due to our new Medicare Private-Fee-for-Service (“PFFS”) product. Commencing January 1, 2007, we offered Medicare PFFS plans to individuals in 43 states under the name Advantra Freedom. The increase in membership related to PFFS was 166,000. Membership also increased from the prior year due to the members acquired through the acquisition of Vista and FirstGuard which together added 170,000 members. Additionally, we had organic growth in our Individual, Medicare Advantage HMO and PPO and our Part D businesses.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2007 (in thousands, except earnings per share and percentage data).

			Increase			Increase
	2007	2006	(Decrease)	2006	2005	(Decrease)
Consolidated Business
Total operating revenues	$ 9,879,531	$ 7,733,756	27.7%	$ 7,733,756	$ 6,611,246	17.0%
Operating earnings	$ 932,632	$ 841,003	10.9%	$ 841,003	$ 791,818	6.2%
Operating earnings as a % of revenue	9.4%	10.9%	(1.4%)	10.9%	12.0%	(1.1%)
Net earnings	$ 626,094	$ 560,045	11.8%	$ 560,045	$ 501,639	11.6%
Diluted earnings per share	$ 3.98	$ 3.47	14.7%	$ 3.47	$ 3.10	11.9%
Selling, general and administrative	18.1%	17.3%	0.8%	17.3%	17.9%	(0.6%)
as a percentage of revenue

Comparison of 2007 to 2006

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial divisions. The growth is a result of our new Medicare PFFS product, growth in existing products as well as from the acquisitions; each of which is described above. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year period.

Management services revenue increased compared to the prior year as a result of the acquisition of Concentra and Mutual described above. This increase was partially offset by membership losses in our Commercial Division’s National Accounts business.

Medical costs increased almost exclusively as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical costs as a percentage of premium revenue (“medical loss ratio”) increased 0.3% from the prior year as a result of slightly higher medical loss ratios, associated with acquired businesses and from our new Medicare PFFS business which has a slightly higher medical loss ratio than our overall business.

Selling, general and administrative expense increased primarily due to operating costs associated with our recent acquisitions of Concentra, Mutual and Vista, as well as costs related to our new Medicare PFFS business in 2007. The increase in total selling, general and administrative expense was also attributable to increased salary and benefit expense as we position ourselves for future growth initiatives and as we incur normal annual compensation increases.

Depreciation and amortization increased as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the recent acquisitions, as well as a result of an increase in property and equipment over the past twelve months.

Interest expense increased primarily as a result of the issuance of debt during the current year, details of which are discussed below in our discussion of liquidity. The increase is also a result of the redemption during the first quarter of 2007 of our $170.5 million of outstanding 8.125% senior notes due February 15, 2012. We redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, we recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes.

Other income increased primarily as a result of a larger investment portfolio and higher interest rates.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate decreased to 37.1% compared to 37.5% for the same period in 2006 primarily as a result of a change in the proportion of our earnings in states with lower tax rates.

Comparison of 2006 to 2005

Managed care premium revenue increased as a result of business related to our Medicare Part D products, which was new in 2006, and as a result of rate increases that occurred throughout all markets. Medicare Part D business accounted for $669.9 million of managed care premium revenue in 2006.

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

Management services revenue decreased partially as a result of declines in membership in the National Accounts and Federal Employees Health Benefit Plan businesses. Additionally, the implementation of Medicare Part D resulted in a decline of Medicaid/Public pharmacy administration fee based revenue during 2006 compared to 2005, although this decline was more than offset by the increased revenue from our new Medicare Part D business discussed above in the managed care premium revenue section. These decreases were also partially offset by reporting a full year of First Health results in 2006. First Health was acquired on January 28, 2005 and therefore only results from January 28, 2005 through December 31, 2005 are included in our 2005 results of operations.

Medical costs increased as a result of new business related to our Medicare Part D products and as a result of medical trend. Medicare Part D medical costs totaled $565.9 million. Excluding Medicare Part D business, medical costs from our health plans as a percentage of premium revenue declined 0.6% in 2006 compared with 2005. The decline is primarily a result of premium increases and better than expected cost trends. The better than expected cost trends were primarily attributed to lower inpatient and outpatient utilization and the uncertainties at the prior year-end regarding our Louisiana operations and the effects from Hurricane Katrina. Days in total medical claims liabilities decreased slightly from the prior year due primarily to faster claim receipts and continually improved processing cycle times.

Selling, general and administrative expense increased primarily as a result of costs related to the new Medicare Part D business in 2006, reporting a full year of the First Health results in 2006, recognizing stock option expense related to the adoption of SFAS 123(R) and increased salary expenses due to annual compensation increases. However, these increases are partially offset by synergies gained subsequent to the acquisition of First Health. Selling, general and administrative expenses as a percentage of revenue have improved as a result of these achieved synergies, continuing revenue growth and success in controlling overall administrative costs.

Depreciation and amortization increased as a result of reporting a full year of First Health results in 2006 and as a result of an increase in property and equipment during 2005 and 2006, primarily computer equipment and software related to our First Health business.

Interest expense was higher in 2005 as a result of the refinancing of our credit facilities during the second quarter of 2005. As a result of the refinancing, we wrote off $5.4 million of deferred financing costs in the second quarter of 2005 related to the original credit facilities associated with the First Health acquisition. Additionally, our debt has declined during 2005 and 2006 and, as a result, interest expense related to the indebtedness has also declined.

Other income increased as a result of a larger investment portfolio and a rise in interest rates during 2005 and 2006.

Our provision for income taxes increased almost exclusively due to an increase in earnings. Our effective tax rate remained relatively flat at 37.5% in 2006 compared to 37.3% in 2005.

Business Segments

In an effort to further integrate the First Health business acquired in January of 2005, we realigned in 2007 into new operating units, which are based on the product sold and the customer type. Our new organizational structure, effective January 1, 2007, capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, our reportable segments changed. Each of our three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of our commercial employer-focused businesses including the traditional health plan group risk and ASO products as well as the National Accounts, FEHBP, and Network Rental businesses. The Individual Consumer & Government Division contains the individual consumer products and all Medicare and Medicaid products. The Specialty Division includes our workers’ compensation services businesses.

Operating Revenues (in thousands)

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2007	2006	(Decrease)	2006	2005	(Decrease)
Commercial group risk premiums	$ 4,785,095	$ 4,580,165	$ 204,930	$ 4,580,165	$ 4,297,489	$ 282,676
Commercial ASO	484,213	492,293	(8,080)	492,293	513,064	(20,771)
Total Commercial Division	5,269,308	5,072,458	196,850	5,072,458	4,810,553	261,905
Medicare risk premiums	2,871,605	1,484,548	1,387,057	1,484,548	676,349	808,199
Medicaid risk premiums	928,259	762,093	166,166	762,093	754,324	7,769
Individual risk premiums	104,673	30,495	74,178	30,495	n/m	30,495
Medicaid ASO	185,490	184,503	987	184,503	183,197	1,306
Total Individual Consumer & Gov’t Division	4,090,027	2,461,639	1,628,388	2,461,639	1,613,870	847,769
Total Specialty Division	525,798	206,220	319,578	206,220	193,714	12,506
Eliminations	(5,602)	(6,561)	959	(6,561)	(6,891)	330

Total Revenue	$ 9,879,531	$ 7,733,756	$ 2,145,775	$ 7,733,756	$ 6,611,246	$ 1,122,510

Gross Margin (in thousands)

	Years Ended December 31,		Increase	Years Ended December 31,		Increase
	2007	2006	(Decrease)	2006	2005	(Decrease)
Commercial Division	$ 1,519,343	$ 1,513,988	$ 5,355	$ 1,513,988	$ 1,439,511	$ 74,477
Individual Consumer & Gov’t Division	918,360	577,491	340,869	577,491	432,527	144,964
Specialty Division	431,990	206,220	225,770	206,220	193,714	12,506
Other	(4,501)	(3,907)	(594)	(3,907)	(5,377)	1,470
Total	$ 2,865,192	$ 2,293,792	$ 571,400	$ 2,293,792	$ 2,060,375	$ 233,417

Revenue and Medical Cost Statistics

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2007	2006	(Decrease)	2006	2005	(Decrease)

Managed Care Premium Yields (per member per month):
Health plan commercial risk (1) (2)	$ 273.76	$ 260.69	5.0%	$ 260.69	$ 246.46	5.8%
Medicare Advantage risk (3)	$ 771.81	$ 857.28	(10.0%)	$ 857.28	$ 765.58	12.0%
Medicare Part D	$ 82.53	$ 90.48	(8.8%)	$ 90.48	n/a	-
Medicaid risk	$ 183.77	$ 167.30	9.8%	$ 167.30	$ 157.52	6.2%
Individual	$ 167.57	$ 156.33	7.2%	$ 156.33	n/a	-
Medical Loss Ratios:
Health plan commercial risk (1) (2)	78.3%	77.8%	0.5%	77.8%	78.5%	(0.7%)
Medicare Advantage risk (3)	80.5%	79.4%	1.1%	79.4%	80.3%	(0.9%)
Medicare Part D	78.1%	84.5%	(6.4%)	84.5%	n/a	-
Medicaid risk	87.3%	85.6%	1.7%	85.6%	84.6%	1.0%
Individual	63.4%	62.0%	1.4%	62.0%	n/a	-

(1) Data excludes Individual business (under 65 years of age).
(2) Data excludes a small group PPO insurance block which was previously reported within First Health.
(3) “Medicare Advantage” data includes Medicare Advantage HMO, Medicare Advantage PPO, and Medicare Advantage PFFS results.

Comparison of 2007 to 2006

Commercial Division

Commercial group risk premium revenue increased from 2006 as a result of the acquisitions of Mutual and Vista, which accounted for $196.7 million in revenue. The increase was also a result of an increase in average premium yields per member per month in our commercial group risk business. Commercial premium yields increased as a result of rate increases that occurred throughout all markets. This increase was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products. Commercial management services revenue declined in 2007 due to membership losses in our national accounts non-risk business, partially offset by an increase in our commercial health plan ASO membership.

The gross margin decreased as a result of the decline in commercial management services revenue discussed above and the increase in the Health Plan Commercial medical loss ratio in 2007 compared to 2006. The year-to-year increase in the medical loss ratio is a result of the inclusion of the acquired Mutual of Omaha and Vista businesses in 2007, as well as the low medical loss ratio experienced by our Louisiana health plan in 2006, which was driven by the unique circumstances that existed in the Louisiana market at that time, the effects due to Hurricane Katrina.

Individual Consumer & Government Division

Individual Consumer & Government revenue increased from 2006 as a result of membership from our new Medicare PFFS business, as well as the increased Part D, Medicaid and Individual membership, both organic and acquired. Part D revenue includes adjustments attributable to the estimation of CMS risk sharing payments.

Medicare Advantage risk premium yields per member per month decreased as a result of the addition of our new Medicare Private-Fee-For-Service business, which has a lower premium yield than our existing Medicare Advantage business, since our individually distributed PFFS products generally did not include a pharmacy benefit in 2007. This average premium yield decrease was partially offset by the rate increases from the annual competitive bid filings for our Medicare Advantage products, as well as from increases in risk factor adjustment scores for certain of our Medicare products. Part D premium yields have declined in 2007 compared to 2006 primarily due to the lower CMS risk sharing accruals as well as the annual competitive bid filings for our Part D products. This change is a result of the improved profitability of the Part D program, which is discussed below. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2006 and July 1, 2007.

The increase in gross margin was driven by the increased business discussed above and was partially offset by the increased medical costs associated with this increased business. Part D medical costs as a percentage of premium revenue have decreased over the prior year quarter as a result of favorable pharmacy cost trend due to re-negotiated pharmaceutical contracts resulting from higher enrollment and as a result of members moving to generic drugs. Medicaid medical costs as a percentage of premium revenue increased over the prior year as a result of an increase in large claims incurred in our Missouri market.

Specialty Division

Specialty revenue and operating expenses increased primarily as a result of the acquisition of Concentra during the second quarter of 2007.

Liquidity and Capital Resources

Liquidity

The nature of a majority of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 15 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately two months of “float.” In addition, accumulated earnings provide further positive cash flow. In addition to ample current liquidity, our long-term investment portfolio is available for further liquidity needs.

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. Our fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.6 years as of December 31, 2007. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $64.4 million restricted under state regulations, increased $57.5 million to $2.8 billion at December 31, 2007 from $2.7 billion at December 31, 2006.

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

Cash Flows

Operating Activities

Net cash from operating activities is primarily driven by net earnings and by an increase in medical liabilities of approximately $194.8 million related to the new Medicare PFFS business. The nature of Medicare PFFS is such that premium revenues are generally received up to two months prior to the cash payment for the related medical costs. Accordingly, this results in strong cash inflows upon the implementation of a new benefit program. These inflows are partially offset by the $363.7 million payment to CMS, which was expected, related to the 2006 Medicare Part D contract year which was the primary driver for the decrease in medical claims liabilities, and other accrued liabilities. The decrease in cash flows from other receivables was primarily a result of an increase in pharmacy rebate receivables related to the Medicare Part D business and the CMS payment previously mentioned. Additionally, accounts payable and other accrued liabilities decreased primarily due to a decrease in income taxes payable, attributable largely to tax payments for the year exceeding the tax provision, offset by other normal operating activities.

Investing Activities

Capital expenditures in 2007 of approximately $61.3 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems. Projected capital expenditures in 2008 of approximately $65-$75 million consist primarily of computer hardware, software and other equipment.

During 2007, we made acquisitions for a total cost of approximately $1.2 billion, net of cash acquired, which was paid in cash, including $34.2 million paid into an escrow account pending final settlement.

Financing Activities

Proceeds from the issuance of debt include approximately $789.1 million of new Senior Notes, net of any discounts and payments made for debt issuance costs. These proceeds also include an amended and restated credit agreement providing for an $850 million credit facility, of which $365.0 million was drawn in 2007. In addition to cash on hand, the proceeds were partially used to retire both the $170.5 million of 2002 Senior Notes and our $90 million term loan, which included a $10 million scheduled repayment, and to fund the previously mentioned acquisitions. The details of these transactions are as follows:

•

On February 15, 2007, we redeemed all $170.5 million of our remaining outstanding 8.125% Senior Notes due February 15, 2012. We redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, we recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to these Senior Notes. The funds for payment of the redemption price were provided by cash on hand.

•

On March 20, 2007, we completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due March 15, 2017 (the “10-year Notes”) at the issue price of 99.63% per Note. The 10-year Notes were offered and we sold pursuant to its automatic shelf registration statement and are now registered with the Securities and Exchange Commission. As of December 31, 2007, the fair value was $390.5 million.

•

On July 11, 2007, we executed an Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a five-year revolving credit facility in the principal amount of $850.0 million, with us having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Facility are our general unsecured obligations. We drew $80.0 million under the Credit Facility to pay off our remaining $80.0 million balance on our five-year term loan that was originally entered into during 2005 and drew an additional $285.0 million to help fund the Vista acquisition payment.

•

On August 27, 2007, we completed the sale of $400 million aggregate principal amount of our 6.30% Senior Notes due 2014 (the “7-year Notes”) at the issue price of 99.575% per Note. The 7-year Notes are our senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness. As of December 31, 2007, the fair value was $410.0 million.

Our senior notes dated January 28, 2005 and credit facilities require compliance with a leverage ratio. All of our senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and in some cases provide for debt repayment upon consolidations or mergers. As of December 31, 2007, we were in compliance with applicable covenants under the senior notes and credit facility.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In February 2007, our Board of Directors approved an increase to the share repurchase program of 7.9 million shares. As a part of this program, no shares were purchased in 2005, 4.6 million shares of our common stock were purchased in 2006 at an aggregate cost of $256.1 million and 7.5 million shares of our common stock were purchased in 2007 at an aggregate cost of $429.0 million. As of December 31, 2007, the total remaining common shares we are authorized to repurchase under this program is 6.5 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2007, we received $421.6 million in dividends from our regulated subsidiaries and paid $71.9 million in capital contributions.

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

The majority of states in which we operate health plans have adopted RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states, in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2007 and 2006 (in millions, except percentage data).

	2007		2006
	(unaudited)
Regulated capital and surplus	$ 1,224.1		$ 1,055.3
200% of RBC (a)	$ 573.6	(b)	$ 424.2
Excess capital and surplus above 200% of RBC (a)	$ 650.5	(b)	$ 631.1
Capital and surplus as percentage of RBC (a)	429%	(b)	498%
Statutory deposits	$ 64.4		$ 56.4

(a) Unaudited

(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided, for Vista, is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings as well as the inclusion of the Vista and Mutual of Omaha acquisitions. This was partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $436.2 million and $563.1 million at December 31, 2007 and December 31, 2006, respectively. The decrease was primarily due to payments made for the Concentra, Mutual of Omaha and Vista acquisitions and payments for share repurchases. These payments were partially offset by the proceeds from the sale of our Senior Notes, dividends received from our regulated subsidiaries, and additional borrowings on our credit facility.

Other

As of December 31, 2007, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Senior notes	$ 1,300,000	$ -	$ -	$ 250,000	$ 1,050,000
Interest payable on senior notes	605,823	82,441	164,882	157,538	200,962
Credit Facilities	365,000	-	-	365,000	-
Interest payable on credit facilities (a)	80,788	17,877	35,656	27,255	-
Software purchases	9,200	500	8,700	-	-
Operating leases	157,200	39,707	59,045	39,012	19,436
Total contractual obligations	2,518,011	140,525	268,283	838,805	1,270,398

Less sublease income	(9,612)	(2,860)	(3,997)	(2,392)	(363)
Net contractual obligations	$ 2,508,399	$ 137,665	$ 264,286	$ 836,413	$ 1,270,035

(a) Interest payable on credit facities has been estimated based on interest rates as of February 2008 and assumes no additional changes in the principal amount.

Refer to Note J to our consolidated financial statements for disclosure related to our operating leases.

We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above. As of December 31, 2007, we had $83.5 million of unrecognized tax benefits. The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments. See note G to the consolidated financials statements for additional information.

Other Disclosure

Legal Proceedings

See Legal Proceedings in Note J, “Commitments and Contingencies” which is incorporated herein by reference.

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

Although the provisions of any future legislation adopted at the state or federal level can not be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation should not have a material adverse effect on the results of our operations in the short-term. Nevertheless, it is possible that future legislation or regulation could have a significant effect on our operations.

Inflation

In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation on our business operations, in which we assume underwriting risk, we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We can not be certain that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

2008 Outlook

Given the results of sales activity through February, 2008, we expect to add 100,000 net Medicare Advantage members during 2008 from both individual and group sales.

We expect to add at least 125,000 net Part D members from our 2007 year end results. A majority of these new members will be in Low Income Subsidy products. As a result of this growth and the overall program’s wider risk sharing corridor in 2008, our Part D business is expected to have a steeper medical loss ratio (“MLR”) slope, resulting in a greater seasonal effect on the progression of quarterly earnings per share. More specifically, in the fourth quarter of 2007, we reported a Part D MLR of 58%. For the first quarter of 2008, we are expecting a loss ratio of 104% (vs. a 95% and 98% MLR in the first quarter of 2007 and 2006, respectively). Despite the better than previously expected membership growth and quarterly MLR progression referred to above, our expectations of the full year Part D MLR have not changed.

We expect to grow our commercial risk membership 1% to 2% for the full year. As with the first quarter of 2007, we expect that our commercial risk membership will decrease in the first quarter of 2008. However, based on our strong underlying small group results, and the large group pipeline, we expect membership to grow in each of the remaining quarters. Regarding the MLR for our “same store” commercial group business, we expect it to remain relatively flat in 2008 at approximately 78%, with the expected 2008 reported commercial group MLR, including the annualization impact of 2007 acquisitions, to be in the mid to high 78%’s.

We expect individual membership to grow to 150,000 members by the end of 2008. This would essentially double our non-Vista organic membership from our 2007 results.

We expect investment income to decrease in 2008 due to lower market interest rates.

Regarding use of cash, we remain committed to share repurchase as well as evaluating acquisition opportunities. We closed on an acquisition of a small behavioral health company during February 2008. This acquisition will have an immaterial effect on our consolidated revenue and results for the year. We expect to gain the benefits of in-sourcing our behavioral health business in all of our markets over the next several years.

We are also pursuing a range of solutions for both group life and dental products, and expect to move forward in these areas in 2008 as well. Any effect of these initiatives on revenue or earnings for 2008 is expected to be immaterial.

Risk Factors

See Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Our Investment Policy and Guidelines generally do not permit the purchase of equity-type investments or fixed income securities that are below investment grade. Our investment guidelines include a permitted exception to allow for such investments if those investments are obtained through a business combination and if, in our best interest, such investments were not disposed within 90 days after acquisition. As described in the notes to the financial statements, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health and in an insurance agency through our acquisition of Vista. We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

We invest primarily in fixed income securities and classify all our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, monoline bond insurer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. The current unrealized loss is almost exclusively the result of interest rate movements. We intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity. See Note E to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

Our investments at December 31, 2007 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2007	Cost	Value
Maturities:
Within 1 year	$ 196,558	$ 196,205
1 to 5 years	478,454	482,676
5 to 10 years	414,970	419,658
Over 10 years	757,533	759,943
Total	$ 1,847,515	1,858,482
Equity investments		55,220
Total short-term and long-term securities		$ 1,913,702

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
As of December 31, 2007
(in thousands)
(300)	(200)	(100)	100	200	300

$ 179,980	$ 120,327	$ 62,253	$ (69,141)	$ (139,080)	$ (206,241)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note F to the consolidated financial statements, on January 1, 2006, Coventry Health Care, Inc. changed the method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note G to the consolidated financial statements, Coventry Health Care, Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Baltimore, Maryland

February 28, 2008

Coventry Health Care, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 945,535	$ 1,370,836
Short-term investments	155,248	292,392
Accounts receivable, net of allowance of $3,424 and $1,906
as of December 31, 2007 and 2006, respectively	263,021	209,180
Other receivables, net	313,350	164,829
Other current assets	169,547	97,145
Total current assets	1,846,701	2,134,382

Long-term investments	1,758,454	1,130,572
Property and equipment, net	321,287	315,105
Goodwill	2,573,325	1,620,272
Other intangible assets, net	590,419	388,400
Other long-term assets	68,605	76,376
Total assets	$ 7,158,791	$ 5,665,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 1,161,963	$ 1,121,151
Accounts payable and other accrued liabilities	518,806	460,489
Deferred revenue	69,052	60,349
Current portion of long-term debt	-	10,000
Total current liabilities	1,749,821	1,651,989

Long-term debt	1,662,021	750,500
Other long-term liabilities	445,470	309,616
Total liabilities	3,857,312	2,712,105

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
189,894 issued and 154,636 outstanding in 2007
187,630 issued and 159,441 outstanding in 2006	1,899	1,876
Treasury stock, at cost; 35,258 in 2007; 28,189 in 2006	(987,132)	(563,909)
Additional paid-in capital	1,702,989	1,571,101
Accumulated other comprehensive gain / (loss)	6,735	(3,519)
Retained earnings	2,576,988	1,947,453
Total stockholders’ equity	3,301,479	2,953,002
Total liabilities and stockholders’ equity	$ 7,158,791	$ 5,665,107

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Operating revenues:
Managed care premiums	$ 8,689,633	$ 6,857,301	$ 5,728,162
Management services	1,189,898	876,455	883,084
Total operating revenues	9,879,531	7,733,756	6,611,246

Operating expenses:
Medical costs	6,920,531	5,439,964	4,550,871
Cost of sales	93,808	-	-
Selling, general and administrative	1,789,991	1,339,522	1,182,381
Depreciation and amortization	142,569	113,267	86,176
Total operating expenses	8,946,899	6,892,753	5,819,428

Operating earnings	932,632	841,003	791,818

Interest expense	82,217	52,446	58,414
Other income, net	144,455	107,791	66,021

Earnings before income taxes	994,870	896,348	799,425

Provision for income taxes	368,776	336,303	297,786

Net earnings	$ 626,094	$ 560,045	$ 501,639

Net earnings per share:
Basic earnings per share	$ 4.04	$ 3.53	$ 3.18

Diluted earnings per share	$ 3.98	$ 3.47	$ 3.10

Weighted average common shares outstanding:
Basic	154,884	158,601	157,965
Effect of dilutive options and restricted stock	2,473	2,833	3,751
Diluted	157,357	161,434	161,716

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except shares which are in millions)

					Accumulated
					Other
			Treasury	Additional	Comprehensive		Total
	Common Stock		Stock, at	Paid-In	Income	Retained	Stockholders’
	Shares	Amount	Cost	Capital	Accumulated (loss)	Earnings	Equity
Balance, December 31, 2004	159.2	$ 1,592	$ (291,054)	$ 608,117	$ 8,002	$ 885,769	$ 1,212,426

Comprehensive income:
Net earnings						501,639	501,639
Other comprehensive income:
Holding loss, net					(17,413)
Reclassification adjustment					(2,019)
							(19,432)
Deferred tax effect					7,687		7,687
Comprehensive income							489,894
Issuance of stock related to
First Health acquisition	24.7	247		783,943			784,190
Employee stock plans activity	2.4	24	9,094	76,116			85,234
Treasury shares acquired			(17,041)				(17,041)
Balance, December 31, 2005	186.3	1,863	(299,001)	1,468,176	(3,743)	1,387,408	2,554,703

Comprehensive income:
Net earnings						560,045	560,045
Other comprehensive income:
Holding loss, net					(61)
Reclassification adjustment					429
							368
Deferred tax effect					(144)		(144)
Comprehensive income							560,269
Employee stock plans activity	1.3	13	4,296	102,925			107,234
Treasury shares acquired			(269,204)				(269,204)
Balance, December 31, 2006	187.6	1,876	(563,909)	1,571,101	(3,519)	1,947,453	2,953,002

Comprehensive income:
Net earnings							-
Other comprehensive income:						626,094	626,094
Holding gain, net					17,697
Reclassification adjustment					(1,162)
							16,535
Deferred tax effect					(6,281)		(6,281)
Comprehensive income							636,348
Employee stock plans activity	2.3	23	16,014	131,888			147,925
Cumulative adjustment upon
adoption of FIN 48						3,441	3,441
Treasury shares acquired			(439,237)				(439,237)
Balance, December 31, 2007	189.9	$ 1,899	$ (987,132)	$ 1,702,989	$ 6,735	$ 2,576,988	$ 3,301,479

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$ 626,094	$ 560,045	$ 501,639
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	142,569	113,267	86,176
Amortization of stock compensation	64,129	55,197	21,992
Deferred income tax (benefit) provision	(25,017)	(14,908)	15,094
Other adjustments	6,635	3,011	5,611
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	2,523	21,164	(101)
Other receivables	(89,190)	(88,367)	18,450
Medical liabilities	(98,781)	368,377	50,531
Accounts payable and other accrued liabilities	(20,122)	64,061	119,020
Other changes in assets and liabilities	(28,830)	(15,376)	(13,943)
Net cash from operating activities	580,010	1,066,471	804,469

Cash flows from investing activities:
Capital expenditures, net	(61,307)	(72,573)	(71,393)
Proceeds from sales of investments	1,022,810	1,098,111	553,711
Proceeds from maturities of investments	321,561	577,506	447,422
Purchases of investments	(1,633,113)	(1,420,604)	(1,273,557)
Payments for acquisitions, net of cash acquired	(1,192,601)	(35,392)	(877,249)
Net cash from investing activities	(1,542,650)	147,048	(1,221,066)

Cash flows from financing activities:
Proceeds from issuance of stock	52,262	23,023	24,162
Payments for repurchase of stock	(439,237)	(269,204)	(17,550)
Proceeds from issuance of debt, net	1,153,280	-	1,066,495
Excess tax benefit from stock compensation	31,534	21,852	-
Repayment of long-term debt	(260,500)	(10,000)	(682,500)
Net cash from financing activities	537,339	(234,329)	390,607

Net change in cash and cash equivalents	(425,301)	979,190	(25,990)
Cash and cash equivalents at beginning of period	1,370,836	391,646	417,636
Cash and cash equivalents at end of period	$ 945,535	$ 1,370,836	$ 391,646

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 55,596	$ 49,745	$ 36,581
Income taxes paid, net	$ 445,284	$ 290,763	$ 221,727

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a diversified national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental and workers’ compensation services companies. Through its Commercial Business, Individual Consumer & Government Business and Specialty Business divisions, the Company provides a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. See Note B to these consolidated financial statements for information on the Company’s most recent acquisitions.

Significant Accounting Policies

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries, all of which are 100% owned. All inter-company transactions have been eliminated.

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

Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 33.1%, 21.6% and 11.8% of its managed care premiums for the years ended December 31, 2007, 2006 and 2005, respectively, from the federal Medicare program throughout its various markets. The Company also received 10.7%, 11.1% and 13.2% of its managed care premiums for the years ended December 31, 2007, 2006 and 2005, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the years ended December 31, 2007, 2006 and 2005, the State of Missouri accounted for almost half the Company’s Medicaid premiums. These revenues from the Medicare and Medicaid Programs are included in the Individual Consumer & Government Business division. The Company received 14.7%, 19.3% and 22.1% of its management services revenue from a single customer, Mail Handlers Benefit Plan, for the years ended December 31, 2007, 2006 and 2005, respectively and is included in the Commercial Business division.

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

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 - “Accounting for Certain Investments in Debt and Equity Securities” and in accordance with FASB Staff Position Number FAS 115-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, monoline bond insurer, segment, industry, region or other variables;
•	the length of the time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally developed software is capitalized and included in property and equipment. The Company capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

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

Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for business combinations, goodwill and other intangibles in accordance with SFAS No. 141 - “Business Combinations,” SFAS No. 142 - “Goodwill and Other Intangible Assets” and SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.” Acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. An intangible asset that is subject to amortization is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company considers multiple approaches to identifying the fair value of its goodwill and other intangible assets. Those approaches include the market approach and the income approach. The market approach estimates a business’s fair value by analyzing the recent sales of similar companies. The income approach is based on the present value of expected future cash flows. As impairment charges occur, write-down charges will be recorded in the period in which the impairment took place. See Note C to consolidated financial statements for disclosure related to intangible assets.

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

The following table shows the components of the change in medical liabilities for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005
Medical liabilities, beginning of period	$ 1,121,151	$ 752,774	$ 660,475

Acquisitions (1)	126,583	--	41,895

Reported Medical Costs
Current year	7,055,596	5,570,872	4,672,009
Prior year developments	(135,065)	(130,908)	(121,138)
Total reported medical costs	6,920,531	5,439,964	4,550,871

Claim Payments
Payments for current year	6,134,631	4,852,359	4,030,685
Payments for prior year	586,390	542,571	469,782
Total claim payments	6,721,021	5,394,930	4,500,467

Part D Related Subsidy Liabilities	(285,281)	323,343	--

Medical liabilities, end of period	$ 1,161,963	$ 1,121,151	$ 752,774

Supplemental Information:

Prior year development (2)	2.5%	2.9%	2.9%
Current year paid percent (3)	86.9%	87.1%	86.3%

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

The Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from the Centers for Medicare and Medicaid Services (“CMS”) for reinsurance and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and the Company does not recognize premium revenue or claims expense for these subsidies. Following the final settlement of each contract plan year, any remaining balances from these subsidy payments are refunded to CMS.

Other Long-term Liabilities - Other long-term liabilities consist primarily of liabilities associated with the 401(K) Restoration and Deferred Compensation Plan, the deferred tax liabilities associated with intangible assets, a limited partnership investment, and property, plant, and equipment, and the liability for unrecognized tax benefit.

Comprehensive Income – Comprehensive income includes net income and the unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities. The deferred tax provision for unrealized holding gains arising from investment securities during the year ended December 31, 2007 was $6.3 million. The deferred tax benefit for unrealized holding losses arising from investment securities during the years ended December 31, 2006 and 2005 was $0.02 million and $6.9 million, respectively. The deferred tax provision for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2007 and 2005 was $0.5 million and $0.8 million, respectively. The deferred tax benefit for reclassification adjustments for losses included in net income on investment securities during the years ended December 31, 2006 was $0.2 million.

Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month proceeding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from Centers for Medicare & Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue. The Company also receives premium payments on a monthly basis from the state Medicaid programs with which the Company contracts for the Medicaid members for whom it provides health coverage. Membership and category eligibility are periodically reconciled with the state Medicaid programs and such reconciliations could result in adjustments to revenue. Premiums collected in advance are recorded as deferred revenue. Employer contracts are typically on an annual basis, subject to cancellation by the employer group or by the Company upon 30 days notice.

The Medicare Part D program, gives beneficiaries access to prescription drug coverage. Coventry has been awarded contracts by CMS to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency. Payments from CMS under these contracts include amounts for premiums, amounts for risk corridor adjustments and amounts for reinsurance and low-income cost subsidies.

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

Subsidy amounts received for reinsurance and for cost sharing related to low income individuals are recorded in medical liabilities and will offset medical costs when paid. The Company does not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program.

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed following the end of contract year. For both contract years of 2006 and 2007, as of December 31, 2007, the CMS risk sharing payable was $52.5 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing receivable was $4.0 million and is included in other receivables. As of December 31, 2007, the subsidy amounts payable totaled $62.0 million and is included in medical liabilities and the subsidy amounts receivable totaled $29.4 million and is included in other receivables.

The Company has quota share arrangements on certain individual and employer groups with two of its Medicare distribution partners covering portions of the Company’s Medicare Part D and Medicare Private Fee for Service businesses. As a result of the quota share sharing arrangements, the Company ceded premium revenue of $250.2 million and the associated medical costs to these partners. The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.

Management services revenue is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to the Company’s health care provider networks and health care management services, for which it does not assume underwriting risk. Percentage of savings revenue is determined using the difference between charges billed by contracted medical providers and the contracted reimbursement rates for the services billed and is recognized based on claims processed. The management services the Company provides typically include health care provider network management, clinical management, pharmacy benefit management, bill review, claims repricing, fiscal agent services (generally for state entitlement programs), claims processing, utilization review and quality assurance.

The Company enters into performance guarantees with employer groups where it pledges to meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone response time, etc. The Company also enters into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member, per-month or achieving overall network penetration in defined demographic markets. For each guarantee, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the rights and obligations of each party upon termination of the contracts.

Revenue for pharmacy benefit management services in both the National Accounts business and the Public Sector is derived on a pre-negotiated contractual amount per claim. Revenue related to the administration of these transactions is recorded when the pharmacy transaction is processed by the Company but does not include revenue or expense related to the sale of pharmaceuticals. Revenue for pharmacy benefit management services for Workers’ Compensation business is derived on a pre-negotiated contractual amount per pharmacy claim which includes the cost of the pharmaceutical. Revenue and a corresponding cost of sales to a third party vendor related to the sale of pharmaceuticals is recorded when a pharmacy transaction is processed by the Company. Revenue associated with pharmacy rebates from the National Accounts business is recorded based on the contractual rebates received from the formulary less the pre-negotiated rebates paid to clients. No rebate revenue is collected or recorded related to the Company’s Public Sector or Worker’s Compensation business.

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

Cost of Sales – This is a new line on the Company’s statements of operations this year and is a direct result of the Worker’s Compensation business acquired from Concentra, Inc. (“Concentra”). Cost of sales consists of the expense for prescription drugs provided by the Company’s workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and exclude the cost of drugs related to the risk products recorded in medical costs.

Contract Acquisition Costs – Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are paid on a monthly basis and expensed as incurred. Regarding the Company’s Medicare Advantage business, it advances fund commissions and defer amortization of these costs to the period in which revenue associated with the acquired customer is earned, which is generally not more than one year.

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

Earnings Per Share - Basic earnings per share based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 3.2 million, 0.7 million and 0.2 million shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income, net of fees, of approximately $138.7 million, $101.5 million, and $59.8 million for the year ended December 31, 2007, 2006, and 2005 respectively.

Recent Accounting Pronouncements

In May 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 141 (R).

B. ACQUISITIONS

During the three years ended December 31, 2007, the Company completed five business combinations and one membership purchase. These business combinations are all accounted for using the purchase method of accounting and, accordingly, the operating results of each acquisition have been included in the Company’s consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to fifteen years.

The following table summarizes all business combinations and membership purchases for the three years ended December 31, 2007. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transition cost adjustments, is presented below (in millions):

	Effective Date	Market	Price
Business Combinations

First Health Group Corp. (“First Health”)	January 28, 2005	Multiple Markets	$ 1,695

Provider Synergies, L.L.C. (“Provider Synergies”)	January 1, 2006	Multiple Markets	$ 22

Certain worker’s compensation business from Concentra, Inc. (“Concentra”)	April 2, 2007	Multiple Markets	$ 407

Certain group health insurance business from Mutual of Omaha (“Mutual”)	July 1, 2007	Multiple Markets	$ 114

Florida Health Plan Administrators, LLC (“Vista”)	September 10, 2007	Florida	$ 708

Membership Purchase

FirstGuard Health Plan Missouri (“FirstGuard”)	February 1, 2007	Missouri	$ 15

First Health is a full service national health benefits services company that serves the group health, workers’ compensation and state public program markets. Provider Synergies manages preferred drug lists and negotiates rebates on behalf of state government and commercial clients. The businesses acquired from Concentra include a preferred provider organization (“PPO”), provider bill review, pharmacy benefit management, field case management, telephonic case management and independent medical exam businesses. The businesses acquired from Mutual include Mutual’s commercial employer group health business in Nebraska and Iowa, as well as its national Federal Employees Health Benefits administration business, representing approximately 233,000 members in total. Vista is a Florida-based diversified health plan serving approximately 294,000 members consisting of 150,000 commercial employer group members, 32,000 individual members, 28,000 Medicare Advantage HMO members and 84,000 state program members. Approximately 85% of the membership is in the south Florida market with the remainder in north central Florida and the state’s panhandle.

As a result of these acquisitions made during the year ended December 31, 2007, the Company recorded $952.8 million of goodwill, of which, $289.1 million is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary and is based upon information that was available to management at the time the consolidated financial statements were prepared. Accordingly, the allocation may change. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Years)

Goodwill	$ 952.8
Customer lists	227.2	8.8
Provider network	8.4	16.3
Total intangible assets	$ 1,188.4	9.2

The following unaudited pro-forma consolidated results of operations assumes the acquisitions made during the year ended December 31, 2007 occurred on January 1, 2007 and 2006 (in millions, except per share data):

Year ended December 31,
	2007	2006
(Proforma unaudited)
Operating revenues	$ 10,851.4	$ 9,257.9
Net earnings	$ 636.0	$ 547.5
Earnings per share, basic	$ 4.11	$ 3.45
Earnings per share, diluted	$ 4.04	$ 3.39

The pro forma amounts represent historical operating results of the Company and the acquisitions and include the pro forma effect of the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisitions and the associated income tax effects of the pro forma adjustments. The pro forma amounts assume that debt issuance and debt refinancing that occurred in 2007, which coincided with the acquisitions, would have occurred at the beginning of 2006. In addition, the pro forma amounts exclude $35.0 million in acquisition related costs that were incurred as a result of the acquisition. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisitions had been completed at the beginning of the periods presented, nor are they necessarily indicative of operating results in future periods.

In addition to the acquired businesses discussed above, effective February 1, 2007, the Company completed its purchase of approximately 26,500 members from FirstGuard Health Plan Missouri, Inc., a wholly-owned subsidiary of Centene Corporation.

C. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2007.

Goodwill

The Company completed its impairment test of goodwill and has determined that there was no impairment of goodwill as of October 1, 2007, the Company’s annual impairment test date. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows (in thousands):

Total

Balance, December 31, 2005	$ 1,612,390
Acquisition of Provider Synergies	16,736
Impairment loss	-
Other adjustments	(8,854)
Balance, December 31, 2006	1,620,272
Acquisition of Concentra	318,760
Acquisition of Mutual of Omaha	72,475
Acquisition of Vista	561,568
Impairment loss	-
Other adjustments	250
Balance, December 31, 2007	$ 2,573,325

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2007
Amortized other intangible assets:
Customer Lists	$ 555,265	$ 110,371	$ 444,894	3-15 Years
HMO Licenses	12,600	5,933	6,667	15-20 Years
Provider Networks	60,900	7,942	52,958	15-20 Years
Total amortized other intangible assets	$ 628,765	$ 124,246	$ 504,519

Unamortized other intangible assets:
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 714,665	$ 124,246	$ 590,419

As of December 31, 2006
Amortized other intangible assets:
Customer Lists	$ 313,496	$ 66,094	$ 247,402	3-15 Years
HMO Licenses	12,600	5,291	7,309	15-20 Years
Provider Networks	52,500	5,031	47,469	20 Years
Trade Name	1,200	880	320	3 Years
Total amortized other intangible assets	$ 379,796	$ 77,296	$ 302,500

Unamortized other intangible assets:
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 465,696	$ 77,296	$ 388,400

Other intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was $48.2 million, $35.4 million and $31.1 million, respectively. The increase during the year ended December 31, 2007 in other intangible assets and the related amortization expense is a result of the other intangible assets obtained with the acquisitions of Concentra, Mutual of Omaha and Vista. Estimated intangible amortization expense is $63.0 million for the year ending December 31, 2008, $61.4 million for the year ending December 31, 2009, $61.2 million for the year ending December 31, 2010, $61.1 million for the year ending December 31, 2011 and $60.9 million for the year ending December 31, 2012. The weighted-average amortization period is approximately 10 years for other intangible assets.

D. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	As of December 31,		Depreciation
	2007	2006	Period
Land	$ 24,779	$ 23,864	---
Buildings and leasehold improvements	141,057	123,387	5-40 Years
Developed software	166,687	134,818	1-9 Years
Equipment	294,317	246,830	3-7 Years
Sub-total	626,840	528,899
Less accumulated depreciation and amortization	(305,553)	(213,794)
Property and equipment, net	$ 321,287	$ 315,105

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $94.4 million, $77.9 million and $55.1 million, respectively. Included in the depreciation expense for the year ended December 31, 2007, 2006 and 2005 is $32.9 million, $26.9 million and $13.1 million, respectively, of expense for developed software.

E. INVESTMENTS

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2007 and 2006 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2007
State and municipal bonds	$ 872,426	$ 8,368	$ (730)	$ 880,064
US Treasury securities	36,233	750	(1)	36,982
Government-Sponsored enterprise securities	79,206	1,648	(33)	80,821
Mortgage-backed securities	434,887	2,921	(2,604)	435,204
Asset-backed securities	81,404	625	(683)	81,346
Corporate debt and other securities	343,359	1,896	(1,190)	344,065
	$ 1,847,515	$ 16,208	$ (5,241)	$ 1,858,482
Equity investments				55,220
				$ 1,913,702

As of December 31, 2006
State and municipal bonds	$ 515,399	$ 3,520	$ (3,515)	$ 515,404
US Treasury securities	31,224	21	(243)	31,002
Government-Sponsored enterprise securities	77,704	282	(584)	77,402
Mortgage-backed securities	233,670	687	(3,060)	231,297
Asset-backed securities	64,730	223	(760)	64,193
Corporate debt and other securities	451,727	825	(2,964)	449,588
	$ 1,374,454	$ 5,558	$ (11,126)	$ 1,368,886
Equity investments				54,078
				$ 1,422,964

The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2007 and December 31, 2006 (in thousands):

	As of December 31, 2007		As of December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 196,558	$ 196,205	$ 369,983	$ 369,455
1 to 5 years	478,454	482,676	380,325	377,011
5 to 10 years	414,970	419,658	262,409	262,573
Over 10 years	757,533	759,943	361,737	359,847
Total	$ 1,847,515	1,858,482	$ 1,374,454	1,368,886
Equity investments		55,220		54,078
Total short-term and long-term securities		$ 1,913,702		$ 1,422,964

Gross investment gains of $1.7 million and gross investment losses of $0.5 million were realized on sales of investments for the year ended December 31, 2007. This compares to gross investment gains of $0.2 million and gross investment losses of $0.7 million on these sales for the year ended December 31, 2006, and gross investment gains of $3.0 million and gross investment losses of $1.1 million on these sales for the year ended December 31, 2005.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 66,400	$ (226)	$ 101,329	$ (504)	$ 167,729	$ (730)
US Treasury securities	1,000	(1)	-	-	1,000	(1)
Government-Sponsored enterprise securities	1,050	(1)	8,626	(32)	9,676	(33)
Mortgage-backed securities	79,929	(1,393)	91,915	(1,211)	171,844	(2,604)
Asset-backed securities	7,526	(120)	20,702	(563)	28,228	(683)
Corporate debt and other securities	27,347	(213)	75,847	(977)	103,194	(1,190)
Total	$ 183,252	$ (1,954)	$ 298,419	$ (3,287)	$ 481,671	$ (5,241)

The unrealized loss reflected on each category of the Company’s investments is almost exclusively the result of interest rate movements subsequent to the purchase of the investments. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. As a result, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Through its acquisition of First Health on January 28, 2005, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of December 31, 2007 was $51.9 million and is accounted for using the equity method. Coventry’s proportionate share of the partnership’s income since the date of the acquisition was $4.5, $6.7 and $4.6 million for the periods ended December 31, 2007, 2006 and 2005, respectively, and is included in other income. Coventry has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

Through its acquisition of Vista on September 10, 2007, the Company acquired a 50% investment in Carefree Insurance Services (“Carefree”). Carefree performs marketing and sales of several Individual and Medicare products. As of December 31, 2007, the Company’s total investment was $3.3 million and is accounted for using the equity method.

F. STOCK-BASED COMPENSATION

As of December 31, 2007, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. Shares available for issuance under the Stock Incentive Plan were 7.0 million as of December 31, 2007.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2007, the Stock Incentive Plan had outstanding options representing 10.9 million shares of common stock.

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2007 to derive the assumptions used in the valuation model is consistent with that used in 2006. The following average values and weighted-average assumptions were used for option grants.

	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.9%	3.8%
Expected volatility	25.6%	33.5%	32.0%
Expected life (in years)	4.1	4.0	4.2

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

The Company granted 2.3 million stock options during the twelve months ended December 31, 2007. The Black-Scholes-Merton weighted-average value of options granted was $ 16.79, $17.24 and $14.96 per share for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded compensation expense related to stock options of approximately $36.1 million and $30.7 million for the year ended December 31, 2007 and 2006, respectively. The total intrinsic value of options exercised was $77.9 million, $52.4 million and $83.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $70.6 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes stock option activity for the year ended December 31, 2007:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2007	11,301	$ 35.56
Granted	2,311	$ 59.36
Exercised	(2,225)	$ 22.86
Cancelled and expired	(517)	$ 47.73
Outstanding at December 31, 2007	10,870	$ 42.64	$ 182,014	7.4
Exercisable at December 31, 2007	4,855	$ 32.70	$ 128,923	7.4

Restricted Stock Awards

The Company awarded 0.7 million shares of restricted stock in the twelve months ended December 31, 2007. The value of the restricted shares is amortized over various vesting periods through 2011. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $28.1 million, $25.0 million and $21.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $44.7 million at December 31, 2007, and is expected to be recognized over a weighted average period of 2.3 years. The weighted-average fair value of restricted stock granted was $ 59.42, $50.75 and $47.74 per share for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $39.2 million, $36.1 million and $42.7 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2007:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2007	1,278	$ 40.91
Granted	702	$ 59.42
Vested	(663)	$ 37.52
Forfeited	(99)	$ 46.57

Nonvested, December 31, 2007	1,218	$ 53.38

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per common share (“EPS”) as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net earnings, as reported	$ 501,639
Add: Stock-based employee compensation expense
included in reported net earnings, net of tax	13,635

Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax	(29,033)

Net earnings, pro-forma	$ 486,241

EPS, basic - as reported	$ 3.18
EPS, basic - pro-forma	$ 3.08

EPS, diluted - as reported	$ 3.10
EPS, diluted - pro-forma	$ 3.02

G. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Current provision:
Federal	$ 350,179	$ 314,219	$ 245,304
State	43,614	36,992	37,388
Deferred (benefit) provision:
Federal	(21,350)	(13,510)	17,815
State	(3,667)	(1,398)	(2,721)
Income Tax Expense	$ 368,776	$ 336,303	$ 297,786

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2007	2006	2005
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	2.73%	2.71%	2.85%
Tax exempt investment income	(0.68%)	(0.60%)	(0.59%)
Remuneration disallowed	0.03%	0.35%	0.17%
Other	(0.01%)	0.06%	(0.18%)
Income tax expense (benefit)	37.07%	37.52%	37.25%

At December 31, 2007, the Company had approximately $71.7 million of federal and $135.2 million of state tax net operating loss carryforwards. The Federal net operating losses were acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income, and expire over varying periods through the year 2026.

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$ 24,732	$ 22,228
Deferred compensation	42,120	32,791
Deferred revenue	2,767	3,621
Medical liabilities	65,600	10,094
Accounts receivable	3,472	898
Other accrued liabilities	42,378	35,233
Other assets	10,918	5,867
Unrealized loss on securities	-	2,048
Gross deferred tax assets	191,987	112,780
Less valuation allowance	-	-
Deferred tax asset	191,987	112,780

Deferred tax liabilities:
Unrealized gain on securities	(4,232)	-
Other liabilities	(2,295)	(339)
Depreciation	(22,080)	(32,009)
Intangibles	(192,651)	(125,084)
Internally developed software	(16,747)	(15,520)
Tax benefit of limited partnership investment	(63,271)	(63,707)
Gross deferred tax liabilities	(301,276)	(236,659)
Net deferred tax liability (1)	$ (109,289)	$ (123,879)

(1) Includes $119.9 million and $59.4 million classified as current assets at December 31, 2007 and 2006, respectively, and ($229.0) million and ($183.3) million classified as noncurrent assets (liabilities) at December 31, 2007 and 2006, respectively.

No valuation allowance is needed for 2007 and 2006 deferred tax assets because the Company believes that the realization of the deferred tax assets, including net operating losses, is likely due to the future reversals of existing taxable temporary differences, and expected future positive taxable income as a result of planned business and tax initiatives.

Current income taxes payable of $0.1 million and $84.1 million are included in “Other Accrued Liabilities” on the consolidated balance sheets as of December 31, 2007 and December 31, 2006, respectively.

The Company’s current income taxes payable have been reduced by tax benefits resulting from equity based compensation transactions. These benefits were credited to shareholder’s equity and amounted to $31.5 million and $21.9 million for the years ended December 31, 2007 and December 31, 2006, respectively.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued “Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The Company adopted FIN 48 effective January 1, 2007. The change in net assets, because of applying this pronouncement, is considered a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $3.4 million to the beginning balance of retained earnings.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2007 is as follows:

Unrecognized Tax Benefits (in millions)
Gross tax contingencies - January 1, 2007	$ 78.5
Gross decreases to tax positions in prior periods	(53.1)
Gross increases to current period tax positions	63.5
Gross decreases due to a lapse of a statute of limitations	(5.4)
Gross tax contingencies - December 31, 2007	$ 83.5

The total amount of unrecognized tax benefits, as of December 31, 2007, that if recognized would affect the effective tax rate was $17.1 million. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $10.2 million. For the year ended December 31, 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $4.5 million.

The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments. Tax years 2004-2006 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the year ended December 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the income tax returns of First Health Group Corporation (“FHGC”) for all years through 2003, except that the year ended December 31, 2003 remains open as a result of a claim filed related to the Research & Development Credit. As of December 31, 2007, the IRS was in the process of examining FHGC’s income tax returns for the year ended December 31, 2004 and the short year ended January 28, 2005, the date of FHGC’s merger with the Company. As of December 31, 2007, the IRS had begun an examination of the Company’s income tax returns for the years ended December 31, 2005 and December 31, 2006. Additionally, the Company settled certain income tax examinations with various state tax authorities. Tax assessed as a result of these examinations, if any, was not material. FHGC is also subject to ongoing examinations by state tax authorities for pre-acquisition years. The Company believes that adequate accruals have been provided for all FHGC open tax years, and the Company expects these accruals to be reclassified against goodwill upon settlement with the taxing authorities or upon the closing of the statute of limitations.

H. EMPLOYEE BENEFIT PLANS

Stock Incentive Plan

As of December 31, 2007, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. For more information regarding the Company’s stock-based compensation, please refer to Note F, Stock-Based Compensation.

Employee Retirement Plans

As of December 31, 2007, the Company sponsored two defined contribution retirement plans qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”), and the Coventry Health Care Workers Compensation, Inc. 401(k) and Profit Sharing (the “Workers Compensation Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries (excluding employees of Coventry Workers Compensation, Inc. who were eligible for the Workers Compensation Plan as described below) can elect to participate in the Savings Plan. T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan. Fidelity Investments was the custodial trustee of all Workers Compensation Plan assets and participant loans until December 31, 2007. T. Rowe Price became the custodial trustee of the Workers Compensation Plan assets and participant loans on January 1, 2008 when the Workers Compensation Plan assets merged with and into the Savings Plan.

Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants vest immediately in all safe harbor matching contributions. The Savings Plans permits all participants regardless of service to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing. All costs of the Savings Plan are funded by the Company and participants as they are incurred.

Under the Workers Compensation Plan, participants could defer up to 25% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company will make a discretionary employer matching contributions for the 2007 plan year. Participants are 100% vested in the Company’s matching contributions. All costs of the Workers Compensation Plan are funded by the Company and participants as they are incurred.

The Company previously had other 401(k) plans that it sponsored. These plans arose from acquisitions of other companies and these plans have either since been terminated or merged into the Savings Plan. The cost of the Savings Plan, including the acquired plans, for 2007, 2006 and 2005 was approximately $21.6 million, $18.9 million, and $14.5 million, respectively.

401(k) Restoration and Deferred Compensation Plan

As of December 31, 2007, the Company was the sponsor of a 401(k) Restoration and Deferred Compensation Plan (“RESTORE”). Under the RESTORE, participants may defer up to 75% of their base salary and up to 100% of any bonus awarded. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the RESTORE are funded by the Company as they are incurred.

The cost, principally employer matching contributions, of the RESTORE charged to operations for 2007, 2006 and 2005 was $1.8 million, $1.2 million and $1.1 million, respectively.

Executive Retention Plans

As of December 31, 2007, the Company was the sponsor of a deferred compensation plan that is designed to promote the retention of key senior management and to recognize their strategic importance to the Company. During 2006, two similarly designed plans were settled and paid out. The fixed dollar and stock equivalent allocations charged to operations for these plans were $2.9 million, $5.0 million, and $15.6 million in 2007, 2006 and 2005, respectively, and the liability for these plans was $4.2 million and $1.2 million at December 31, 2007 and 2006, respectively.

I. DEBT

The Company’s outstanding debt was as follows at December 31, 2007 and 2006 (in thousands):

	December 31,	December 31,
	2007	2006
8.125% Senior notes due 2/15/12	$ -	$ 170,500
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,637	-
of $1,363 at December 31, 2007
6.30% Senior notes due 8/15/14, net of unamortized discount	398,384	-
of $1,616 at December 31, 2007
Revolving Credit Facility due 7/11/12, 5.68% weighted	365,000	-
average interest rate for the period ended December 31, 2007
5-year Term loan	-	90,000
Total Debt	$ 1,662,021	$ 760,500

On February 15, 2007, the Company redeemed all $170.5 million of its remaining outstanding 8.125% Senior Notes due February 15, 2012 originally sold on February 1, 2002. The Company redeemed the notes at a redemption price equal to 104.1% of the principal amount plus interest accrued on the redemption date. As a result of the redemption, the Company recognized $6.9 million of interest expense for the premium paid on redemption and wrote off $2.2 million of deferred financing costs related to the senior notes. The funds for payment of the redemption price were provided by cash on hand.

On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5.875% senior notes due 2012 and $250 million aggregate principal amount of 6.125% senior notes due 2015. The senior notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior debt. As of December 31, 2007, the fair value of the 5.875% senior notes and the 6.125% senior notes was $253.1 million and $250.0 million, respectively.

On March 20, 2007, the Company completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due March 15, 2017 (the “10-year Notes”) at the issue price of 99.63% per Note. The 10-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness. As of December 31, 2007, the fair value was $390.5 million.

On July 11, 2007, the Company executed an Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a five-year revolving credit facility in the principal amount of $850.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion. The obligations under the Credit Facility are general unsecured obligations of the Company. The Company drew $80.0 million under the Credit Facility to pay off the Company’s remaining $80.0 million balance on its five-year term loan that was originally entered into during 2005 and drew an additional $285.0 million to help fund the Vista acquisition payment.

On August 27, 2007, the Company completed the sale of $400 million aggregate principal amount of its 6.30% Senior Notes due 2014 (the “7-year Notes”) at the issue price of 99.575% per Note. The 7-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness. As of December 31, 2007, the fair value was $410.0 million.

The Company’s senior notes dated January 28, 2005 and credit facilities require compliance with a leverage ratio. All of its senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and in some cases provide for debt repayment upon consolidations or mergers. As of December 31, 2007, the Company was in compliance with the applicable covenants under the senior notes and credit facility.

Loans under the new credit facilities bear interest at a margin or spread in excess of either (1) the one-, two-, three-, six-, nine-, or twelve- month rate for Eurodollar deposits (the “Eurodollar Rate”) or (2) the greater of the federal funds rate plus 0.5% or the base rate of the Administrative Agent (“Base Rate”), as selected by the Company. The margin or spread depends on the Company’s non-credit-enhanced long-term senior unsecured debt ratings and varies from 0.350% to 1.000% for Eurodollar Rate advances and from 0.000% to 0.500% for Base Rate advances.

As of December 31, 2007, the aggregate maturities of debt based on their contractual terms, are as follows (in thousands):

Debt Maturities
2008	$ -
2009	-
2010	-
2011	-
2012	615,000
Thereafter	1,050,000
Total	$ 1,665,000

J. COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company is contractually obligated to make the following minimum lease payments within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2008	$ 39,707	$ (2,860)	$ 36,847
2009	32,982	(2,344)	$ 30,638
2010	26,063	(1,653)	$ 24,410
2011	22,156	(1,319)	$ 20,837
2012	16,856	(1,073)	$ 15,783
Thereafter	19,436	(363)	$ 19,073
Total	$ 157,200	$ (9,612)	$ 147,588

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $33.1 million, $30.3 million and $30.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2007 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations.

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

Seven defendants entered into settlement agreements with the plaintiffs, which received final approval from the trial court. On June 16, 2006, the trial court filed an order in the Shane lawsuit which granted summary judgment on all claims in favor of Coventry. The trial court also granted summary judgment on all claims in favor of two other defendants. The plaintiffs appealed the trial court’s summary judgment order to the Eleventh Circuit Court of Appeals. By an order dated June 13, 2007, the Eleventh Circuit affirmed the trial court’s order granting summary judgment in favor of the Company. The plaintiffs did not request reconsideration of the decision from the Eleventh Circuit nor did they seek to appeal the decision to the U.S. Supreme Court. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions The Company has been named as a defendant in seven of these tag-along actions however, four of these actions have been subsequently dismissed/withdrawn against the Company. The trial court has entered an order which has stayed all proceedings in the tag-along actions. Although the Company can not predict the outcome, it believes that the tag-along actions will not have a material adverse effect on its financial position or results of operations. Management also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

Capitation Arrangements

A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 4.9%, 6.1%, and 6.5% of the Company’s total medical costs for the years ended December 31, 2007, 2006 and 2005, respectively. Membership associated with global capitation arrangements was approximately 110,000, 110,000 and 116,000 as of December 31, 2007, 2006 and 2005, respectively.

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

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2007. The Company has a risk of incurring losses if such allowances are not adequate.

L. STATUTORY INFORMATION

The Company’s regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2007, the Company received $421.6 million in dividends from its regulated subsidiaries and paid $71.9 million in capital contributions.

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

The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states, in which the Company’s regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2007 and 2006 (in millions, except percentage data).

	2007		2006
	(unaudited)
Regulated capital and surplus	$ 1,224.1		$ 1,055.3
200% of RBC (a)	$ 573.6	(b)	$ 424.2
Excess capital and surplus above 200% of RBC (a)	$ 650.5	(b)	$ 631.1
Capital and surplus as percentage of RBC (a)	429%	(b)	498%
Statutory deposits	$ 64.4		$ 56.4

(a) unaudited

(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided, for Vista, is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for the Company’s regulated subsidiaries is a result of net earnings as well as the inclusion of the Vista and Mutual of Omaha acquisitions. This was partially offset by dividends paid to the parent company.

Excluding funds held by entities subject to regulation and excluding the Company’s equity investments, the Company had cash and investments of approximately $436.2 million and $563.1 million at December 31, 2007 and 2006, respectively. The decrease was primarily due to payments made for the Concentra, Mutual of Omaha and Vista acquisitions and payments made for share repurchases. These payments were partially offset by the proceeds from the sale of the Company’s Senior Notes, dividends received from the Company’s regulated subsidiaries, and additional borrowings on the Company’s credit facility.

M. OTHER INCOME

Other income for the years ended December 31, 2007, 2006 and 2005 includes interest income, net of fees, of approximately $138.7 million, $101.5 million and $59.8 million, respectively.

N. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In February 2007, its Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s outstanding common stock, thus increasing its repurchase authorization by 7.9 million shares. Under the share repurchase program, the Company purchased 7.5 million shares of the Company’s common stock during 2007, at an aggregate cost of $429.0 million, 4.6 million shares during 2006, at an aggregate cost of $256.1 million and no shares were purchased in 2005. The total remaining common shares the Company is authorized to repurchase under this program is 6.5 million as of December 31, 2007. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

O. SEGMENT INFORMATION

Through an effort to further integrate the First Health business acquired on January 28, 2005, the Company in 2007 has realigned into new operating units which are based on the product sold. The Company’s new organizational structure, effective January 1, 2007, capitalizes on existing synergies and brings enhanced focus on areas of growth opportunities. As a result of the new organizational structure, the Company’s reportable segments have changed. The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of the Company’s three new segments is managed separately and separate operating results are available that are evaluated by the chief operating decision maker. The Commercial Business Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts, Federal Employees Health Benefit Plans, and Network Rental businesses. The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses.

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

The Specialty Business Division currently provides workers’ compensation managed care services on a fee-based basis, including access to the Company’s provider network, pharmacy benefits management, field case management, telephonic case management, independent medical exam and bill review capabilities. This division includes the workers’ compensation managed care services businesses acquired from Concentra on April 2, 2007. See Note B to the Consolidated Financial Statements for additional information related to the Concentra acquisition.

The table below summarizes the operating results of the Company’s reportable segments (in thousands). Total operating expenses for the Commercial and Individual Consumer & Government Divisions are not segregated internally and, as a result, are aggregated. “Other” represents the elimination of fees charged among segments. Disclosure of total assets by reportable segment has not been included as such assets are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Year Ended December 31, 2007
		Individual Consumer
	Commercial	& Government		Specialty
	Division	Division	SubTotal	Division	Other	Total
Operating Revenues:
Managed care premiums	$ 4,785,095	$ 3,904,538	$ 8,689,633	$ -	$ -	$ 8,689,633
Management services	484,213	185,490	669,703	525,798	(5,603)	1,189,898
Total operating revenues	5,269,308	4,090,028	9,359,336	525,798	(5,603)	9,879,531

Total operating expenses	N/A	N/A	8,490,404	462,098	(5,603)	8,946,899

Operating earnings	N/A	N/A	$ 868,932	$ 63,700	$ -	$ 932,632

	Year Ended December 31, 2006
		Individual Consumer
	Commercial	& Government		Specialty
	Division	Division	SubTotal	Division	Other	Total
Operating Revenues:
Managed care premiums	$ 4,580,165	$ 2,277,136	$ 6,857,301	$ -	$ -	$ 6,857,301
Management services	492,293	184,503	676,796	206,220	(6,561)	876,455
Total operating revenues	5,072,458	2,461,639	7,534,097	206,220	(6,561)	7,733,756

Total operating expenses	N/A	N/A	6,742,963	156,351	(6,561)	6,892,753

Operating earnings	N/A	N/A	$ 791,134	$ 49,869	$ -	$ 841,003

	Year Ended December 31, 2005
		Individual Consumer
	Commercial	& Government		Specialty
	Division	Division	SubTotal	Division	Other	Total
Operating Revenues:
Managed care premiums	$ 4,297,489	$ 1,430,673	$ 5,728,162	$ -	$ -	$ 5,728,162
Management services	513,064	183,197	696,261	193,714	(6,891)	883,084
Total operating revenues	4,810,553	1,613,870	6,424,423	193,714	(6,891)	6,611,246

Total operating expenses	N/A	N/A	5,680,295	146,024	(6,891)	5,819,428

Operating earnings	N/A	N/A	$ 744,128	$ 47,690	$ -	$ 791,818

P. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2007 and 2006. Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Operating revenues	$ 2,236,497	$ 2,332,492	$ 2,522,648	$ 2,787,894
Operating earnings	180,163	222,953	245,868	283,648
Earnings before income taxes	192,792	242,083	264,980	295,014
Net earnings	121,741	151,302	168,716	184,335
Basic earnings per share	0.78	0.98	1.10	1.20
Diluted earnings per share	0.76	0.96	1.08	1.18

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Operating revenues	$ 1,938,717	$ 1,944,909	$ 1,909,136	$ 1,940,995
Operating earnings	182,719	206,588	224,281	227,414
Earnings before income taxes	192,798	217,422	238,701	247,428
Net earnings	120,981	135,454	147,517	156,094
Basic earnings per share	0.76	0.86	0.93	0.99
Diluted earnings per share	0.74	0.84	0.92	0.97

Q. SUBSEQUENT EVENTS

During December 2007, the Company signed a definitive agreement to acquire MHNet, a behavioral health company. The transaction closed on February 13, 2008.

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of the Concentra, Mutual of Omaha and Vista acquisitions, collectively the “acquisitions” which were acquired by the Company during 2007. The aggregated total assets and total operating revenues of these operations represent approximately 5.1% and 7.6%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2007, and their opinion is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Concentra, Mutual of Omaha and Vista acquisitions which are included in the 2007 consolidated financial statements of Coventry Health Care, Inc. The aggregated total assets and total operating revenues of these operations represent approximately 5.1% and 7.6%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Coventry Health Care, Inc. also did not include an evaluation of the internal control over financial reporting of the Concentra, Mutual of Omaha and Vista acquisitions.

In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Coventry Health Care, Inc., and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Baltimore, Maryland

February 28, 2008

Item 9b: Other information

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of our Company.”

Item 11: Executive Compensation.

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions, “Executive Compensation,” “Voting Stock Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information,” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance,” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions, “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

2. Financial Statement Schedules

None

3. Exhibits Required To Be Filed By Item 601 Of Regulation S-K

Exhibit No.	Description of Exhibit
2.1

Membership Interest Purchase Agreement among Steven M. Scott and Rebecca J. Scott, as tenants by the entirety, Rebecca J. Scott FHPA Trust, Florida Health Plan Administrators, LLC and Coventry Health Care, Inc, dated as of July 6, 2007 (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K filed July 12, 2007).

3.1

Restated Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry’s Current Report on Form 8-K filed on November 20, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2

Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to Coventry’s Form S-4, Registration Statement No. 333-83106).

4.3

Form of Note issued pursuant to the Indenture dated as of February 1, 2002 between Coventry Health Care, Inc., as Issuer, and First Union National Bank, as Trustee (Incorporated by reference to Exhibit 4.9 to Coventry’s Form S-4, Registration Statement No. 333-83106).

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

4.10

Indenture dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.11		Officer’s Certificate pursuant to the Indenture dated March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.12

Global Note for the 2017 Notes, dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K Exhibit filed March 20, 2007)

4.13

First Supplemental Indenture dated as of August 27, 2007 among Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.14		Officer’s Certificate pursuant to the Indenture dated August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed August 27, 2007).

4.15

Global Note for the 2014 Notes, dated as of August 27, 2007 between Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K Exhibit filed March 20, 2007).

10.1	*

Credit Agreement dated June 30, 2005, by and among the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank and Wachovia Bank, National Association, as Documentation Agents, Lehman Commercial Paper Inc. and Bank of America, N.A., as Syndication Agents, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Coventry’s Form 8-K filed on July 1, 2005).

10.2	*

Amended and Restated Credit Agreement dated July 11, 2007, by and among Coventry Health Care, Inc., as borrower, with several banks and other financial institutions or entities from time to time parties thereto, Citibank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Deutche Bank Securities Inc., Lehman Brothers Commercial Bank, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed July 17, 2007).

10.3	*

Transition and Retirement Agreement effective as of January 1, 2005, between Allen F. Wise and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K dated September 23, 2004).

10.4	*

Employment Agreement between Coventry Health Care, Inc. and Dale B. Wolf, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.5	*

Employment Agreement between Coventry Health Care, Inc. and Thomas P. McDonough, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.3 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.6	*

Employment Agreement between Coventry Health Care, Inc. and Shawn M. Guertin, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.7	*

Employment Agreement between Coventry Health Care, Inc. and Francis S. Soistman, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.8	*	Employment Agreement between Coventry Health Care, Inc and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008.

10.9	*

Form of Executive Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, and position: Vishu Jhaveri, M.D., Executive Vice President and Chief Medical Officer; David A. Finkel, Senior Vice President, Customer Service Operations; Maria Fitzpatrick, Senior Vice President and Chief Information Officer; Patrisha L. Davis, Senior Vice President and Chief Human Resources Officer; and E. Harry Creasey, Senior Vice President, Network Management.

10.10	*

Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.11	*	Summary of Named Executive Officers’ Compensation for 2007.

10.12	*	Compensation Program for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005.

10.13	*

Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.14	*	Summary of Non-Employee Directors’ Compensation for 2007.

10.15	*

Coventry Corporation 1997 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.29 to Coventry Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16	*

Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.17	*

Amended Coventry Health Care, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 8, 2006).

10.18.1	*

Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.18.2	*

Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.18.3	*

Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.18.4	*

Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.18.5	*

Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.19	*	2006 Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on January 12, 2006).

10.20	*	2007 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K, filed on November 7, 2006).

10.21	*	2008 Coventry Health Care Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed December 18, 2007).

10.22	*	2006 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K, filed on May 25, 2006).

10.23.1	*

Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.23.2	*

Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement (“SERP”) Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.23.3	*	Third Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as the 401(k) Restoration and Deferred Compensation Plan), effective as of December 1, 2006.

12		Computation of Ratio of Earnings to Fixed Charges

14		Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006.

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP.

31.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 28, 2008	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	February 28, 2008	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief
Financial Officer and Treasurer

Date:	February 28, 2008	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chairman of the Board and Director	February 28, 2008
Allen F. Wise

	By: /s/ Dale B. Wolf	Chief Executive Officer and Director	February 28, 2008
Dale B. Wolf

	By: /s/ John H. Austin, M.D.	Director	February 28, 2008
John H. Austin, M.D.

	By: /s/ Joel Ackerman	Director	February 28, 2008
Joel Ackerman

	By: /s/ L. Dale Crandall	Director	February 28, 2008
L. Dale Crandall

	By: /s/ Emerson D. Farley, Jr., M.D.	Director	February 28, 2008
Emerson D. Farley, Jr., M.D.

	By: /s/ Lawrence N. Kugelman	Director	February 28, 2008
Lawrence N. Kugelman

	By: /s/ Daniel N. Mendelson	Director	February 28, 2008
Daniel N. Mendelson

	By: /s/ Rodman W. Moorhead, III	Director	February 28, 2008
Rodman W. Moorhead, III

	By: /s/ Elizabeth E. Tallett	Director	February 28, 2008
Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	February 28, 2008
Timothy T. Weglicki

S-1

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.8	Employment Agreement between Coventry Health Care, Inc and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008.

10.9

Form of Executive Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, and position: Vishu Jhaveri, M.D., Executive Vice President and Chief Medical Officer; David A. Finkel, Senior Vice President, Customer Service Operations; Maria Fitzpatrick, Senior Vice President and Chief Information Officer; Patrisha L. Davis, Senior Vice President and Chief Human Resources Officer; and E. Harry Creasey, Senior Vice President, Network Management.

10.11	Summary of Named Executive Officers’ Compensation for 2007.

10.14	Summary of Non-Employee Directors’ Compensation for 2007.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, Chief Executive Officer and Director.

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