Form 10-Q
period 2008-03-31
COVENTRY HEALTH CARE INC
filed 2008-05-12
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock $.01 Par Value	151,666,759

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$912,884	$945,535
Short-term investments	71,931	155,248
Accounts receivable, net	263,593	263,021
Other receivables, net	430,007	313,350
Other current assets	194,514	169,547
Total current assets	1,872,929	1,846,701

Long-term investments	1,802,582	1,758,454
Property and equipment, net	307,047	321,287
Goodwill	2,651,166	2,573,325
Other intangible assets, net	595,588	590,419
Other long-term assets	70,965	68,605
Total assets	$7,300,277	$7,158,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,276,342	$1,161,963
Accounts payable and other accrued liabilities	495,907	518,806
Deferred revenue	124,236	69,052
Total current liabilities	1,896,485	1,749,821

Long-term debt, net	1,662,119	1,662,021
Other long-term liabilities	454,328	445,470
Total liabilities	4,012,932	3,857,312

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,901	1,899
190,142 issued and 151,669 outstanding in 2008
189,894 issued and 154,636 outstanding in 2007
Treasury stock, at cost; 38,473 in 2008; 35,258 in 2007	(1,157,938)	(987,132)
Additional paid-in capital	1,727,816	1,702,989
Accumulated other comprehensive income	13,548	6,735
Retained earnings	2,702,018	2,576,988
Total stockholders’ equity	3,287,345	3,301,479
Total liabilities and stockholders’ equity	$7,300,277	$7,158,791

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended March 31,
	2008	2007
Operating revenues:
Managed care premiums	$2,620,611	$2,022,970
Management services	319,997	213,527
Total operating revenues	2,940,608	2,236,497

Operating expenses:
Medical costs	2,161,726	1,656,540
Cost of sales	37,343	-
Selling, general and administrative	508,429	369,495
Depreciation and amortization	38,787	30,299
Total operating expenses	2,746,285	2,056,334

Operating earnings	194,323	180,163

Interest expense	24,740	21,200
Other income, net	31,267	33,829

Earnings before income taxes	200,850	192,792

Provision for income taxes	75,821	71,051

Net earnings	$125,029	$121,741

Net earnings per share:
Basic earnings per share	$0.82	$0.78
Diluted earnings per share	$0.81	$0.76

Weighted average common shares outstanding:
Basic	152,166	157,028
Effect of dilutive options and restricted stock	2,079	2,618
Diluted	154,245	159,646

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended March 31,
	2008	2007
Net cash from operating activities	$182,182	$483,582

Cash flows from investing activities:
Capital expenditures, net	(8,154)	(3,029)
Proceeds from sales of investments	205,676	284,470
Proceeds from maturities of investments	54,610	109,974
Purchases of investments	(210,070)	(351,678)
Payments for acquisitions, net of cash acquired	(94,183)	(11,755)
Net cash from investing activities	(52,121)	27,982

Cash flows from financing activities:
Proceeds from issuance of stock	5,110	14,241
Payments for repurchase of stock	(171,033)	(221,665)
Excess tax benefit from stock compensation	3,211	11,507
Proceeds from issuance of debt, net	-	394,524
Payments for retirement of debt	-	(170,500)
Net cash from financing activities	(162,712)	28,107

Net change in cash and cash equivalents	(32,651)	539,671
Cash and cash equivalents at beginning of period	945,535	1,370,836
Cash and cash equivalents at end of period	$912,884	$1,910,507

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007.

B.	ACQUISITION

On February 13, 2008, the Company completed its acquisition of Mental Health Network Institutional Services, Inc. (“MHNet”) in an all-cash transaction for approximately $103.3 million, including working capital. MHNet, previously privately owned, is a mental-behavioral health company based in Austin, Texas. MHNet has served as a multi-year vendor to certain of the Company’s subsidiaries. The acquisition was accounted for using the purchase method of accounting and accordingly MHNet’s operating results have been included in the Company’s consolidated financial statements since the date of acquisition.

C.	DEBT

The Company’s outstanding debt as of March 31, 2008, and December 31, 2007, consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,674	398,637
of $1,326 at March 31, 2008
6.30% Senior notes due 8/15/14, net of unamortized discount	398,445	398,384
of $1,555 at March 31, 2008
Revolving Credit Facility due 7/11/12, 4.33% weighted	365,000	365,000
average interest rate for the period ended March 31, 2008.
Total Debt	$ 1,662,119	$ 1,662,021

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio. As of March 31, 2008, the Company was in compliance with all applicable covenants under its senior notes and credit facility.

D.	CONTINGENCIES

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. However, the trial court has recently requested the parties in the tag-along actions to refile all motions pending at the time of the stay and to file any new motions. The trial court also entered a briefing schedule for those motions. Although the Company can not predict the outcome, the Company believes that the tag-along actions will not have a material adverse effect on the financial position or the results of operations. The Company also believes that the claims asserted in these lawsuits are without merit and the Company intends to defend its position.

The Company has received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division requesting information regarding the operational process for confirming Medicare eligibility for the Workers Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company can not predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on the Company’s financial position or results of operations.

E.	SHARE REPURCHASE PROGRAM

Under the Company’s Board of Directors approved share repurchase program the Company purchased 3.2 million shares of the Company’s common stock during the quarter ended March 31, 2008, at an aggregate cost of $170.6 million. As of March 31, 2008, the total remaining number of common shares the Company is authorized to repurchase under this program is 3.3 million.

F.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2008	2007
Net earnings	$ 125,029	$ 121,741
Other comprehensive income:
Holding gain	11,735	1,858
Reclassification adjustment	(566)	9
Sub-total	11,169	1,867
Tax provision	(4,356)	(729)

Comprehensive income	$ 131,842	$ 122,879

The increase in the unrealized holding gain on the Company’s investment portfolio during the quarter ended March 31, 2008 was primarily the result of a decrease in interest rates.

G.	OTHER

Earnings Per Share - Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. The Company excluded potential common stock equivalents to purchase 4.6 million and 2.7 million shares for the quarters ended March 31, 2008 and 2007, respectively, from its computation of diluted earnings per share as these potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income of $29.7 million and $32.8 million for the quarters ended March 31, 2008 and 2007, respectively.

H.	SEGMENT INFORMATION

The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments is separately managed and separate operating results are available that are evaluated by the chief operating decision maker. The Company evaluates performance and allocates resources based on gross margin. Beginning in 2008, in order to reflect a change in the manner in which the Company manages its operations, the Company’s network rental business operations were reclassified from its Commercial Division to its Specialty Division. The network rental business results for the 2007 period have been reclassified to conform to the 2008 presentation. The Commercial Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and Federal Employees Health Benefit Plans (“FEHBP”). The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses, network rental business and the newly acquired mental-behavioral health benefits business of MHNet.

The table below summarizes operating results of the Company’s reportable segments (in thousands) through gross margin and includes a medical loss ratio (“MLR”). The “other” column represents the elimination of premium and management service fees charged among segments. Total assets by reportable segment are not disclosed as these assets are not reported on a segment basis internally by the Company and are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended March 31, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating Revenues:
Managed care premiums	$ 1,288,140	$ 1,328,157	$ 7,737	$ (3,423)	$ 2,620,611
Management services	86,142	43,612	191,732	(1,489)	319,997
Total operating revenues	1,374,282	1,371,769	199,469	(4,912)	2,940,608
Medical costs	1,012,274	1,148,037	4,425	(3,010)	2,161,726
Cost of sales	-	-	37,343	-	37,343
Gross margin	$ 362,008	$ 223,732	$ 157,701	$ (1,902)	$ 741,539
MLR	78.6%	86.4%	n/a	n/a	82.5%

	Quarter Ended March 31, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating Revenues:
Managed care premiums	$ 1,133,525	$ 889,445	$ -	$ -	$ 2,022,970
Management services	98,615	49,605	66,610	(1,303)	213,527
Total operating revenues	1,232,140	939,050	66,610	(1,303)	2,236,497
Medical costs	887,132	769,689	-	(281)	1,656,540
Cost of sales	-	-	-	-	-
Gross margin	$ 345,008	$ 169,361	$ 66,610	$ (1,022)	$ 579,957
MLR	78.3%	86.5%	n/a	n/a	81.9%

I.	FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles accepted in the United States and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for its financial instruments. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 - defined as observable inputs such as quoted prices in active markets; Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$ 1,820,120	$ 38,035	$ 1,772,500	$ 9,585
Cash and cash equivalents	912,884	62,856	850,028	--
Total	$ 2,733,004	$ 100,891	$ 2,622,528	$ 9,585

The Company’s Level 1 securities primarily consist of US Treasury securities and cash. The Company determines the estimated fair value for its Level 1 securities using quoted (unadjusted) prices for identical assets or liabilities in active markets.

The Company’s Level 2 securities primarily consist of government-sponsored enterprise securities, state and municipal bonds, mortgage-backed securities, asset-backed securities, corporate debt, and money market funds. The Company determines the estimated fair value for its Level 2 securities using the following methods: quoted prices for similar assets/liabilities in active markets, quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time), inputs other than quoted prices that are observable for the asset/liability (e.g. interest rates, yield curves volatilities, default rates, etc.), and inputs that are derived principally from or corroborated by other observable market data.

The Company’s Level 3 securities consist of three asset backed securities and one corporate bond. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data, such as broker quotes.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets at March 31, 2008, (in thousands):

Available-for-Sale Securities
Balance at December 31, 2007	$ 10,797
Total gains or losses (realized / unrealized)
Included in earnings	(1)
Included in other comprehensive income	(345)
Purchases, issuances and settlements, net	(866)
Balance at March 31, 2008	$ 9,585

Realized gains and losses are recorded in the other income line in the accompanying consolidated statement of operations.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarters Ended March 31, 2008 and 2007

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2007. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2007, including the critical accounting policies discussed therein.

Summary of First Quarter 2008 Performance

•	Revenue increased 31.5% over the prior year quarter.

•

Commercial Division membership increased 136,000 from the prior year quarter, primarily due to the members acquired through the acquisitions of Vista Healthplans (“Vista”) and certain group health business of Mutual of Omaha (“Mutual”) in 2007.

•

Individual Consumer & Government Division membership increased 450,000 from the prior year quarter, primarily due to the organic growth from Medicare as well as members acquired through the Vista acquisition.

•	Commercial health plan medical loss ratio of 78.8% which includes the effect of the commercial business acquired from Vista and Mutual.

•	Diluted earnings per share increased 6.6% from the prior year quarter.

•	We repurchased 3.2 million common shares at a cost of $170.6 million.

Acquisition

On February 13, 2008, we completed our acquisition of Mental Health Network Institutional Services, Inc. (“MHNet”) in an all-cash transaction for approximately $103.3 million, including working capital. MHNet, previously privately owned, is a mental-behavioral health company based in Austin, Texas. MHNet has served as a multi-year vendor to certain of our subsidiaries. The acquisition was accounted for using the purchase method of accounting and accordingly MHNet’s operating results have been included in our consolidated financial statements since the date of acquisition.

Membership

The following table presents our membership as of March 31, 2008 and 2007 (amounts in thousands).

	March 31,
Membership by Product	2008	2007
Commercial group risk	1,505	1,387
Health plan ASO	761	648
Other ASO	646	741
Total Commercial Division	2,912	2,776

Medicare Advantage	319	185
Medicare Part D	853	698
Total Medicare	1,172	883

Medicaid risk	488	400
Individual	104	31
Total Individual Consumer & Government Division	1,764	1,314
Total Membership	4,676	4,090

Commercial group risk membership increased 118,000 from the prior year quarter, primarily due to the members acquired through the acquisitions of Vista and of certain group health businesses from Mutual, which together added 166,000 members. Health plan ASO membership increased 113,000 due to acquisitions, which contributed 99,000 members, and due to new sales and certain groups changing from a risk product to a non-risk product. Other ASO membership declined due to losses in our National Accounts business, partially offset by Federal Employees Health Benefit Plans (“FEHBP”) members obtained through the group health business acquired from Mutual.

Individual Consumer & Government Division membership increased 450,000 from the prior year quarter primarily due to strong organic growth in all products and expansion into new areas. Membership also increased from the prior year quarter due to the acquisition of Vista, which contributed 142,000 members.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for the quarters ended March 31, 2008 and 2007 (dollars in thousands, except diluted earnings per share amounts).

	Quarters Ended
	March 31,		Increase
	2008	2007	(Decrease)
Consolidated Business
Total operating revenues	$2,940,608	$2,236,497	31.5%
Operating earnings	$194,323	$180,163	7.9%
Operating earnings as a percentage of revenue	6.6%	8.1%	(1.5%)
Net earnings	$125,029	$121,741	2.7%
Diluted earnings per share	$0.81	$0.76	6.6%
Selling, general and administrative as a percentage of revenue	17.3%	16.5%	0.8%

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial Divisions. The increase is a result of growth in existing products as well as from the acquisitions described above. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year quarter.

Management services revenue increased compared to the prior year quarter primarily as a result of the acquisition of Concentra, Inc. (“Concentra”) in the second quarter of 2007 and Mutual, described above, and continued organic growth in our workers’ compensation services business. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased almost exclusively as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Total medical costs as a percentage of premium revenue (“medical loss ratio”) increased 0.6% from the prior year quarter as a result of a higher medical loss ratio in the current quarter for our Commercial and Medicare Part D businesses. The Commercial medical loss ratio increase is a result of the mix of business from the inclusion of Vista and Mutual as well as the effect of influenza-related expense in the quarter. The Medicare Part D medical loss ratio increase was driven by a widening of the risk corridors and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to operating costs associated with our recent acquisitions of Concentra, Mutual and Vista, as well as costs related to growth of our Medicare business.

Depreciation and amortization expense increased as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the recent acquisitions, as well as a result of an increase in property and equipment over the past twelve months. This increase is partially offset by a decline in depreciation expense for certain assets acquired with the First Health acquisition in 2005 that have become fully depreciated in the current year quarter.

Interest expense increased primarily as a result of the issuance of debt during the prior year. The increase is partially offset by the redemption during the first quarter of 2007 of our $170.5 million of outstanding 8.125% senior notes due February 15, 2012. Associated with this redemption, we recognized $9.1 million of interest expense in the prior year quarter for both the premium paid on redemption as well as the write off of associated deferred financing costs.

Other income decreased primarily as a result of lower interest rates.

The income tax provision increased due to an increase in our effective tax rate and an increase in earnings. The effective tax rate increased to 37.8% as compared to 36.9% for the prior year quarter, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Business Segments

We have three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments is separately managed and separate operating results are available that are evaluated by the chief operating decision maker. Beginning in 2008, in order to reflect a change in the manner in which we manage our operations, our network rental business operations were reclassified from our Commercial Division to our Specialty Division. Our network rental business results for the 2007 period have been reclassified to conform to the 2008 presentation. The Commercial Division is comprised of all of our commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and FEHBP. The Individual Consumer & Government Division contains our individual consumer products and all Medicare and Medicaid products. The Specialty Division includes our workers’ compensation services businesses, network rental business and the newly acquired mental-behavioral health benefits business of MHNet.

	Quarters Ended March 31,		Increase
	2008	2007	(Decrease)
Operating Revenues (in thousands)

Commercial group risk premiums	$ 1,288,140	$ 1,133,525	$ 154,615
Commercial ASO	86,142	98,615	(12,473)
Total Commercial Division	1,374,282	1,232,140	142,142
Medicare risk premiums	992,423	668,455	323,968
Medicaid risk premiums	282,179	208,138	74,041
Individual risk premiums	53,555	12,852	40,703
Medicaid ASO	43,612	49,605	(5,993)
Total Individual Consumer & Government Division	1,371,769	939,050	432,719
Total Specialty Division	199,469	66,610	132,859
Eliminations	(4,912)	(1,303)	(3,609)

Total Revenue	$ 2,940,608	$ 2,236,497	$ 704,111

Gross Margin (in thousands)

Commercial Division	$ 362,008	$ 345,008	$ 17,000
Individual Consumer & Government Division	223,732	169,361	54,371
Specialty Division	157,701	66,610	91,091
Eliminations	(1,902)	(1,022)	(880)
Total	$ 741,539	$ 579,957	$ 161,582

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$ 283.50	$ 271.03	4.6%
Medicare Advantage risk (A)	$ 849.60	$ 834.02	1.9%
Medicare Part D (B)	$ 88.64	$ 97.25	(8.9%)
Medicaid risk	$ 194.16	$ 177.09	9.6%
Medical Loss Ratios:
Health plan commercial risk	78.8%	78.4%	0.4%
Medicare Advantage risk	82.8%	82.3%	0.5%
Medicare Part D	103.2%	94.7%	8.5%
Medicaid risk	84.4%	86.5%	(2.1%)
Total	82.5%	81.9%	0.6%

(A) Revenue PMPM excludes the impact of revenue ceded to external parties.
(B) Revenue PMPM excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties.

Commercial Division

Commercial group risk premium revenue increased from the prior year quarter as a result of the acquisitions of Mutual and Vista, which accounted for $150.4 million in revenue. The increase was also a result of an increase in average realized premium yields per member per month in our commercial group risk business, resulting from renewal rate increases, benefit buydowns on renewing groups, and the mix of new group business net of terminated groups. This increase in revenue was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products.

Commercial management services revenue declined from the prior year quarter due to membership losses in our national accounts non-risk business as well as due to fee negotiations related to the long-term renewal of our contract as plan administrator to the Mail Handler’s Benefit Plan. These declines are partially offset by an increase in our commercial health plan ASO membership.

Gross margin increased as a result of the acquisitions discussed above. The increase is partially offset by the decline in commercial management services revenue discussed above and the increase in the Commercial health plan medical loss ratio in the first quarter of 2008 compared to same quarter of 2007.

Individual Consumer & Government Division

Individual Consumer & Government Division revenue increased from the prior year quarter as a result of membership growth from our Medicare Advantage business, as well as increased Medicare Part D, Medicaid and Individual membership, both organic and acquired.

Medicare Advantage risk premium yields, excluding the impact of revenue ceded to external parties, per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products. With the effect of the ceded revenue being included in the premium yield, the Medicare Advantage risk premium yields per member per month decreased to $753.55 in 2008 from $810.08 in 2007. The decrease is a result of a larger portion of our Medicare Private-Fee-For-Service (“PFFS”) business in 2008 being ceded to external parties through quota share arrangements. This average premium yield decrease was partially offset by the annual competitive bid filings noted above.

Part D premium yields, excluding the impact of CMS risk sharing premium adjustments and revenue ceded to external parties, have declined in the first quarter of 2008 compared to same quarter of 2007 primarily due to the annual competitive bid filings for our Part D products as well as the mix of products sold. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the yields were $110.73 in 2008 compared to $119.84 in 2007.

When reviewing the premium yield for Medicare Advantage and Part D business, adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk share amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

Medicaid premium yields increased as a result of a rate increase in Missouri, our largest Medicaid market, effective July 1, 2007, as well as the inclusion in our results of Vista, which has a higher Medicaid premium yield.

The increase in gross margin was driven by the membership growth, both organic and acquired, as discussed above, partially offset by the increased medical costs associated with this membership growth. Medicare Part D medical costs as a percentage of premium revenue have increased over the prior year quarter as a result of a widening of the risk corridors and growth in our low-income auto-assign population in 2008. Medicaid medical costs as a percentage of premium revenue decreased over the prior year quarter as a result of the premium yield increases discussed above.

Specialty Division

Specialty revenue and operating expenses increased primarily as a result of the acquisition of Concentra during the second quarter of 2007. The increase is also a result of the acquisition of MHNet in the current quarter as well as continued organic growth in our workers’ compensation services business.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and an average contractual duration of 3.7 years as of March 31, 2008. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $66.4 million at March 31, 2008, and $64.4 million at December 31, 2007, that are restricted under state regulations, decreased $73.8 million to $2.7 billion at March 31, 2008, from $2.8 billion at December 31, 2007.

We have classified all of our investments as available–for–sale. Our investments at March 31, 2008, mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
Maturities:
Within 1 year	$186,571	$186,774
1 to 5 years	517,536	528,646
5 to 10 years	400,220	407,834
Over 10 years	693,582	696,866
Total	$1,797,909	1,820,120
Equity investments accounted for under the equity method		54,393
Total short-term & long-term investments		$1,874,513

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2007, for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and any other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities for the quarter ended March 31, 2008, was the result of net earnings and by an increase in medical liabilities and deferred revenue, partially offset by an increase in other receivables. The increase in medical liabilities is primarily due to an increase in membership and the position of the Medicare Part D members on the claims slope at the beginning of a new benefit year, which also led to an increase in other receivables related to the CMS risk sharing payments. Deferred revenue increased mainly due to strong collections in the quarter. The higher cash flow for the quarter ended March 31, 2007 compared to the same period in 2008 is driven by an additional monthly payment received from CMS in the 2007 period. We received four monthly CMS payments in the 2007 period instead of the normal three payments. The additional CMS receipt in 2007 totaled $268.0 million

Net cash flow from investing activities for the quarter ended March 31, 2008, was an outflow primarily due to cash paid for the MHNet acquisition in February 2008.

Projected capital expenditures in 2008 of approximately $65 - $75 million consist primarily of computer hardware, software and other equipment.

Under our share repurchase program we purchased 3.2 million shares of our common stock during the quarter ended March 31, 2008, at an aggregate cost of $170.6 million. As of March 31, 2008 the total remaining number of common shares that we are authorized to repurchase under this program is 3.3 million.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the quarter ended March 31, 2008, we did not receive dividends from our regulated subsidiaries, nor did we make capital contributions to them.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2008 and December 31, 2007 (in millions, except percentage data):

	March 31,		December 31,
	2008		2007
	(unaudited)		(unaudited)

Regulated capital and surplus	$ 1,309.1		$ 1,209.6
200% of RBC	$ 562.2	(a)	$ 562.2	(a)
Excess capital and surplus above 200% of RBC	$ 746.9	(a)	$ 647.4	(a)
Capital and surplus as percentage of RBC	466%	(a)	430%	(a)
Statutory deposits	$ 66.4		$ 64.4

(a) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries is primarily a result of income earned during the quarter.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $246.2 million and $436.2 million at March 31, 2008, and December 31, 2007, respectively. The decrease was primarily due to the purchase of MHNet and share repurchases during the first quarter of 2008.

Outlook

We are forecasting growth in diluted earnings per share of 10% to 13% in 2008. With respect to our business divisions:

Commercial Division – After our membership loss in the first quarter, we expect to grow commercial risk membership for the remaining three quarters of 2008 and remain relatively flat compared to December 31, 2007. The commercial group risk medical loss ratio is expected to be in the mid to high 78%’s, including the effect of acquisitions.

Individual Consumer & Government Division – This division is expected to have another year of strong growth. We expect continued growth in Medicare Advantage in 2008 and we are expecting 100,000 new members in 2008, including a large group effective May 1, 2008. Medicare Part D increased approximately 150,000 members in the first quarter of 2008. We expect the Medicare Part D membership to be level for the remainder of the year. With respect to Medicaid, as previously disclosed, we were notified of the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008. Given the nature of this globally capitated contract, we earn a low single digit operating margin. Our core Medicaid risk business performed well in the first quarter of 2008 and we expect that to continue throughout 2008.

Specialty Division – Our workers’ compensation services continue to experience meaningful year over year growth and we expect this to continue throughout 2008. We continue to seek additional strategically related businesses for this division, most recently acquiring MHNet, a mental-behavioral health company, as discussed above.

Legal Proceedings

Refer to Part II “Other Information”, Item 1, “Legal Proceedings” herein.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10–K for the year ended December 31, 2007.

No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2007.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

As described in our Annual Report or Form 10-K for the year ended December 31, 2007, we were a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and have been designated as “tag-along” actions. The trial court has entered an order which has stayed all proceedings in the tag-along actions. However, the trial court has recently requested the parties in the tag-along actions to refile all motions pending at the time of the stay and to file any new motions. The trial court also entered a briefing schedule for those motions. Although we can not predict the outcome, we believe that the tag-along actions will not have a material adverse effect on our financial position or our results of operations. Management also believes that the claims asserted in these lawsuits are without merit and we intend to defend our position.

We have received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division requesting information regarding the operational process for confirming Medicare eligibility for the Workers Compensation set-aside product. We are fully cooperating and are providing the requested information. We can not predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, we do not believe that the outcome of this inquiry will have a material adverse effect on our financial position or results of operations.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common stock during the quarter ended March 31, 2008 (in thousands, except per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

January 1-31, 2008	-	$-	-	6,522
February 1-29, 2008	2,922	$53.52	2,921	3,601
March 1-31, 2008	283	$51.82	275	3,326

Totals	3,205	$53.37	3,196	3,326

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	May 12, 2008	By: /s/ Dale B. Wolf
Dale B. Wolf
Chief Executive Officer and Director

Date:	May 12, 2008	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 12, 2008	By: /s/ John J. Ruhlmann
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