Form 10-Q
period 2008-06-30
COVENTRY HEALTH CARE INC
filed 2008-08-07
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock $.01 Par Value	148,118,281

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$894,093	$945,535
Short-term investments	15,362	155,248
Accounts receivable, net	260,689	263,021
Other receivables, net	546,774	313,350
Other current assets	185,980	169,547
Total current assets	1,902,898	1,846,701

Long-term investments	1,584,535	1,758,454
Property and equipment, net	311,291	321,287
Goodwill	2,672,910	2,573,325
Other intangible assets, net	585,922	590,419
Other long-term assets	73,293	68,605
Total assets	$7,130,849	$7,158,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,383,997	$1,161,963
Accounts payable and other accrued liabilities	387,194	518,806
Deferred revenue	125,879	69,052
Total current liabilities	1,897,070	1,749,821

Long-term debt, net	1,472,337	1,662,021
Other long-term liabilities	444,763	445,470
Total liabilities	3,814,170	3,857,312

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,902	1,899
190,155 issued and 151,679 outstanding in 2008
189,894 issued and 154,636 outstanding in 2007
Treasury stock, at cost; 38,860 in 2008; 35,258 in 2007	(1,184,935)	(987,132)
Additional paid-in capital	1,718,984	1,702,989
Accumulated other comprehensive (loss) income	(4,440)	6,735
Retained earnings	2,785,168	2,576,988
Total stockholders’ equity	3,316,679	3,301,479
Total liabilities and stockholders’ equity	$7,130,849	$7,158,791

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Managed care premiums	$2,643,744	$2,016,394	$5,264,356	$4,039,365
Management services	334,160	316,098	654,157	529,624
Total operating revenues	2,977,904	2,332,492	5,918,513	4,568,989

Operating expenses:
Medical costs	2,268,819	1,605,437	4,430,545	3,261,977
Cost of sales	47,406	27,609	84,749	27,609
Selling, general and administrative	496,756	442,835	1,005,185	812,330
Depreciation and amortization	38,603	33,658	77,391	63,957
Total operating expenses	2,851,584	2,109,539	5,597,870	4,165,873

Operating earnings	126,320	222,953	320,643	403,116

Interest expense	23,282	15,640	48,023	36,839
Other income, net	31,077	34,770	62,344	68,599

Earnings before income taxes	134,115	242,083	334,964	434,876

Provision for income taxes	50,964	90,781	126,784	161,833

Net earnings	$83,151	$151,302	$208,180	$273,043

Net earnings per share:
Basic earnings per share	$0.55	$0.98	$1.38	$1.75
Diluted earnings per share	$0.55	$0.96	$1.36	$1.72

Weighted average common shares outstanding:
Basic	149,988	155,095	151,077	156,056
Effect of dilutive options and restricted stock	1,692	2,746	1,882	2,682
Diluted	151,680	157,841	152,959	158,738

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Net cash from operating activities	$219,784	$730,164

Cash flows from investing activities:
Capital expenditures, net	(32,351)	(13,230)
Proceeds from sales of investments	562,047	570,226
Proceeds from maturities of investments	116,694	198,270
Purchases of investments	(382,129)	(648,829)
Payments for acquisitions, net of cash acquired	(131,982)	(411,318)
Net cash from investing activities	132,279	(304,881)

Cash flows from financing activities:
Proceeds from issuance of stock	5,173	31,215
Payments for repurchase of stock	(220,307)	(379,462)
Excess tax benefit from stock compensation	1,629	23,705
Proceeds from issuance of debt, net	30,000	394,056
Payments for retirement of debt	(220,000)	(180,500)
Net cash from financing activities	(403,505)	(110,986)

Net change in cash and cash equivalents	(51,442)	314,297
Cash and cash equivalents at beginning of period	945,535	1,370,836
Cash and cash equivalents at end of period	$894,093	$1,685,133

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year end balance sheet data included in this report was derived from audited financial statements but does not include all disclosures required by GAAP.

B.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for its financial instruments. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by SFAS No. 157 are contained in Note J., Fair Value Measurements, herein.

C.	ACQUISITIONS

On May 14, 2008, the Company completed its acquisition of a majority ownership interest in Group Dental Services (“GDS”) in an all-cash transaction for approximately $36.7 million. GDS is a dental company based in Rockville, Maryland. The acquisition was accounted for using the purchase method of accounting and accordingly the Company’s ownership interest in GDS’ operating results have been included in its consolidated financial statements since the date of acquisition.

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

D.	DEBT

The Company’s outstanding debt as of June 30, 2008, and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)	(in millions)
5.875% Senior notes due 1/15/12	250.0	250.0
6.125% Senior notes due 1/15/15	250.0	250.0
5.95% Senior notes due 3/15/17, net of unamortized discount	398.7	398.6
of $1,289 at June 30, 2008
6.30% Senior notes due 8/15/14, net of unamortized discount	398.6	398.4
of $1,494 at June 30, 2008
Revolving Credit Facility due 7/11/12, 3.20% weighted	175.0	365.0
average interest rate for the period ended June 30, 2008
Total debt	1,472.3	1,662.0

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio. As of June 30, 2008, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

E.	CONTINGENCIES

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. There are three tag-along actions currently filed against the Company. The trial court had entered an order which stayed all proceedings in these tag-along actions. Recently, the trial court requested the parties in the tag-along actions to refile all motions pending at the time of the stay and to file any new motions. On July 14, 2008, the trial court entered an order in the Harrison vs. Coventry Health Care of Georgia, Inc. (“CHCGA”) tag along action which dismissed all of the plaintiffs’ claims except their breach of contract claim which the court ordered to arbitration. In addition, the court deferred to the arbitrator for decision, the Company’s affirmative defenses that the plaintiffs waived their right to arbitration and/or their claim is barred by the doctrines of collateral estoppel and res judicata. The Harrison tag along action is a purported class action on behalf of all physicians in Georgia who had written provider contracts with CHCGA. The plaintiffs allege that CHCGA breached their contracts by not paying statutory interest on claims not adjudicated in compliance with Georgia’s prompt pay statute. CHCGA denies the allegation. Although the Company can not predict the outcome, it believes that the tag-along actions will not have a material adverse effect on its financial position or the results of operations. The Company also believes that the claims asserted in these lawsuits are without merit and intends to defend its position.

The Company has received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for the Workers Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company can not predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

F.	STOCK–BASED COMPENSATION

Stock Options

The Company granted 1.9 million stock options during the six months ended June 30, 2008. The Company recorded compensation expense related to stock options of approximately $8.6 million and $9.3 million for the quarters ended June 30, 2008 and 2007, respectively, and $18.1 million and $17.2 million for the six months ended June 30, 2008 and 2007, respectively. The total intrinsic value of options exercised was $0.4 million and $21.5 million for the quarters ended June 30, 2008 and 2007, respectively, and $8.7 million and $52.8 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $73.9 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes stock option activity for the six months ended June 30, 2008:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2008	10,870	$ 42.64	---	---
Granted	1,938	$ 44.63	---	---
Exercised	(257)	$ 19.62	---	---
Cancelled and expired	(526)	$ 50.31	---	---
Outstanding at June 30, 2008	12,025	$ 43.12	$ 16,789	7.1
Exercisable at June 30, 2008	6,748	$ 37.40	$ 16,616	7.4

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2008 to derive the assumptions used in the valuation model is consistent with that used in 2007. The following average values and weighted-average assumptions for the quarters and six months ended June 30, 2008 and 2007 were used for option grants.

	Quarters Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Black-Scholes-Merton Value	$ 13.34	$ 17.11	$ 13.36	$ 16.92
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	4.8%	2.9%	4.8%
Expected volatility	31.7%	25.4%	31.7%	25.3%
Expected life (in years)	4.2	4.1	4.2	4.1

Restricted Stock Awards

The Company awarded 0.8 million shares of restricted stock in the six months ended June 30, 2008. The value of the restricted shares is amortized over various vesting periods through 2012. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $6.4 million and $7.6 million for the quarters ended June 30, 2008 and 2007, respectively, and $13.6 million and $14.4 million for the six months ended June 30, 2008 and 2007, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $33.5 million at June 30, 2008, and is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $16.3 million and $35.8 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2008:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2008	1,218	$53.38
Granted	793	$44.60
Vested	(395)	$49.07
Forfeited	(80)	$50.11
Nonvested, June 30, 2008	1,536	$50.13

G.	SHARE REPURCHASE PROGRAM

In May 2008, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 1.0 million shares and 4.2 million shares of its common stock during the three and six month periods ended June 30, 2008, respectively, at an aggregate cost of $44.7 million and $215.4 million, respectively. As of June 30, 2008, the total remaining number of common shares the Company is authorized to repurchase under this program is 9.9 million.

H.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$ 83,151	$ 151,302	$ 208,180	$ 273,043
Other comprehensive losses:
Unrealized holding losses	(25,278)	(10,972)	(13,544)	(9,114)
Reclassification adjustments	(4,212)	(934)	(4,777)	(925)
Other comprehensive losses, before income taxes	(29,490)	(11,906)	(18,321)	(10,039)
Income tax benefit	11,501	4,644	7,146	3,915
Other comprehensive losses, net of income taxes	(17,989)	(7,262)	(11,175)	(6,124)
Comprehensive income	$ 65,162	$ 144,040	$ 197,005	$ 266,919

The Company’s unrealized holding loss on its investment portfolio during the quarters and six months ended June 30, 2008, primarily resulted from increases in interest rates during the periods.

I.	SEGMENT INFORMATION

The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker. Beginning in 2008, in order to reflect a change in the management of its operations, the Company reclassified its network rental business operating results from its Commercial Division to its Specialty Division. The network rental business operating results for the corresponding 2007 periods have been reclassified to conform to the 2008 segment presentation. The Commercial Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and Federal Employees Health Benefit Plans (“FEHBP”). The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses, network rental business, mental-behavioral health benefits business and the newly acquired group dental services business.

The table below summarizes the operating results of the Company’s reportable segments (in thousands) through the gross margin level, as gross margin is the measure of profitability used by the Company’s chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. Additionally, the medical loss ratio (“MLR”) is presented for each applicable segment, as management believes that MLR is an important performance measure. The “other” column represents the elimination of premium and management service fees charged among segments. Total assets by reportable segment are not disclosed as these assets are not reported on a segment basis internally by the Company and therefore, are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended June 30, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 1,291,560	$ 1,340,322	$ 18,842	$ (6,980)	$ 2,643,744
Management services	82,323	43,191	210,454	(1,808)	334,160
Total operating revenues	1,373,883	1,383,513	229,296	(8,788)	2,977,904
Medical costs	1,067,297	1,196,072	12,048	(6,598)	2,268,819
Cost of sales	-	-	47,406	-	47,406
Gross margin	$ 306,586	$ 187,441	$ 169,842	$ (2,190)	$ 661,679
MLR	82.6%	89.2%	63.9%	n/a	85.8%

	Quarter Ended June 30, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 1,134,278	$ 882,116	$ -	$ -	$ 2,016,394
Management services	94,628	46,716	176,172	(1,418)	316,098
Total operating revenues	1,228,906	928,832	176,172	(1,418)	2,332,492
Medical costs	881,283	724,432	-	(278)	1,605,437
Cost of sales	-	-	27,609	-	27,609
Gross margin	$ 347,623	$ 204,400	$ 148,563	$ (1,140)	$ 699,446
MLR	77.7%	82.1%	n/a	n/a	79.6%

	Six Months Ended June 30, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 2,579,699	$ 2,668,479	$ 26,579	$ (10,401)	$ 5,264,356
Management services	168,467	86,803	402,185	(3,298)	654,157
Total operating revenues	2,748,166	2,755,282	428,764	(13,699)	5,918,513
Medical costs	2,079,571	2,344,110	16,473	(9,609)	4,430,545
Cost of sales	-	-	84,749	-	84,749
Gross margin	$ 668,595	$ 411,172	$ 327,542	$ (4,090)	$ 1,403,219
MLR	80.6%	87.8%	62.0%	n/a	84.2%

	Six Months Ended June 30, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 2,267,804	$ 1,771,561	$ -	$ -	$ 4,039,365
Management services	193,243	96,321	242,783	(2,723)	529,624
Total operating revenues	2,461,047	1,867,882	242,783	(2,723)	4,568,989
Medical costs	1,768,415	1,494,121	-	(559)	3,261,977
Cost of sales	-	-	27,609	-	27,609
Gross margin	$ 692,632	$ 373,761	$ 215,174	$ (2,164)	$ 1,279,403
MLR	78.0%	84.3%	n/a	n/a	80.8%

J.	FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$ 1,546,341	$ 53,903	$ 1,485,096	$ 7,342
Cash and cash equivalents	894,093	2,419	891,674	--
Total	$ 2,440,434	$ 56,322	$ 2,376,770	$ 7,342

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

The Company’s Level 3 securities consist of three asset-backed securities and one corporate bond. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data, such as broker quotes.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter and six months ended June 30, 2008 (in thousands):

	Quarter	Six Months
Beginning balances	$ 9,585	$ 10,797
Total gains or losses (realized / unrealized)
Included in earnings	-	(1)
Included in other comprehensive income (loss)	91	(254)
Purchases, issuances and settlements	(2,334)	(3,200)
Balance at June 30, 2008	$ 7,342	$ 7,342

Realized gains and losses are recorded in other income, net in the accompanying consolidated statement of operations.

K.	OTHER DISCLOSURES

Earnings Per Share: Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. The Company excluded potential common stock equivalents to purchase 7.7 million and 3.3 million shares for the quarters ended June 30, 2008 and 2007, respectively, and 6.1 million and 3.2 million shares for the six months ended June 30, 2008 and 2007, respectively, from its computation of diluted earnings per share as these potential common stock equivalents were anti-dilutive.

Other Income: Other income includes interest income of $24.9 million and $33.0 million for the quarters ended June 30, 2008 and 2007, respectively and $54.6 million and $65.8 million for the six months ended June 30, 2008 and 2007, respectively.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and other information presented herein as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2007, including the critical accounting policies discussed therein.

Summary of Second Quarter 2008 Performance

•	Revenue increased 27.7% over the prior year quarter.
•	Commercial Division membership increased 181,000 from the prior year quarter.
•	Individual Consumer & Government Division membership increased 500,000 from the prior year quarter.
•	Commercial health plan medical loss ratio (“MLR”) of 82.7%.
•	Medicare Advantage MLR of 93.2%.
•	Diluted earnings per share decreased 42.7% from the prior year quarter.
•	Repurchase of 1.0 million of our shares at a cost of $44.7 million.

New Accounting Standards

For this information, refer to Note B., New Accounting Standards, in the Notes to Condensed Consolidated Financial Statements, herein.

Acquisitions

For this information, refer to Note C., Acquisitions, in the Notes to Condensed Consolidated Financial Statements, herein.

Membership

The following table presents our membership as of June 30, 2008 and 2007 (amounts in thousands).

	June 30,
Membership by Product	2008	2007
Commercial group risk	1,502	1,389
Health plan ASO	765	650
Other ASO	645	692
Total Commercial Division	2,912	2,731

Medicare Advantage	372	213
Medicare Part D	874	700
Total Medicare	1,246	913

Medicaid risk	493	396
Individual	111	41
Total Individual Consumer & Government Division	1,850	1,350
Total Membership	4,762	4,081

Commercial group risk membership increased 113,000 from the prior year, primarily due to members that were added through the acquisitions of Florida Health Plan Administrators, LLC (“Vista”) and of certain group health businesses from Mutual of Omaha (“Mutual”). Collectively, these resulted in an additional 166,000 members. Health plan ASO membership increased 115,000 from the prior year, primarily due to acquisitions, which contributed 99,000 members, and due to new sales and certain groups changing from a risk product to a non-risk product. Additionally, Other ASO membership decreased by 47,000 from the prior year.

Individual Consumer & Government Division membership increased 500,000 from the prior year, primarily due to organic growth in all products and expansion into new areas. Additionally, the acquisition of Vista added 142,000 members.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a discussion regarding the comparison of our consolidated operating results for the quarters and six months ended June 30, 2008 and 2007 (dollars in thousands, except diluted earnings per share amounts).

	Quarters Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Total operating revenues	$2,977,904	$2,332,492	27.7%	$5,918,513	$4,568,989	29.5%
Operating earnings	$126,320	$222,953	(43.3%)	$320,643	$403,116	(20.5%)
Operating earnings as a percentage of revenues	4.2%	9.6%	(5.4%)	5.4%	8.8%	(3.4%)
Net earnings	$83,151	$151,302	(45.0%)	$208,180	$273,043	(23.8%)
Diluted earnings per share	$0.55	$0.96	(42.7%)	$1.36	$1.72	(20.9%)
Selling, general and administrative as a percentage of revenue	16.7%	19.0%	(2.3%)	17.0%	17.8%	(0.8%)
Quarters Ended June 30, 2008 and 2007

Managed care premium revenue increased in both our Individual Consumer & Government Division and Commercial Division. The increase is a result of growth in existing products as well as from our acquisitions described herein. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year quarter.

Management services revenue increased compared to the prior year quarter primarily as a result of continued growth in our workers’ compensation services business and the acquisition of Mutual, discussed herein. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical costs also increased due to increased Commercial medical cost trend as well as unfavorable IBNR reserve development on our Medicare Private-Fee-For-Service (“PFFS”) business. Total medical costs as a percentage of premium revenue (“medical loss ratio”) increased 6.2% from the prior year quarter as a result of our Commercial and Medicare businesses. The Commercial medical loss ratio increase is a result of higher than expected levels of inpatient and outpatient facility cost trends. To a lesser extent the increase is also due to the mix of business from the inclusion of Vista and Mutual. The increase in the Medicare PFFS medical loss ratio is a result of receiving a much higher than expected level of PFFS claims related to prior periods, as well as a resulting higher outlook for the current year. We expect the Medicare Advantage medical loss ratio to be in the mid 80’s for the last six months of 2008. The Medicare Part D medical loss ratio increase was a result of the premium rate changes from the annual competitive bid filings for our Medicare part D products as well as a widening of the risk corridors and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to operating costs associated with our recent acquisitions of Mutual and Vista, as well as costs related to the growth of our Medicare business.

Depreciation and amortization expense increased as a result of the expense associated with the fixed assets and identifiable intangible assets acquired with the recent acquisitions.

Interest expense increased primarily as a result of the issuance of debt during the prior year third quarter.

Other income decreased primarily as a result of lower interest rates as well as a smaller portfolio balance.

The income tax provision decreased due to a decrease in earnings. The effective tax rate increased to 38.0%, as compared to 37.5% for the prior year quarter, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Six Months Ended June 30, 2008 and 2007

Managed care premium revenue increased in both our Individual Consumer & Government Division and Commercial Division. The increase is a result of growth in existing products as well as from the acquisitions described above. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year period.

Management services revenue increased compared to the prior year period primarily as a result of the acquisition of Concentra, described above, and continued organic growth in our workers’ compensation services business. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical cost also increased due to increased Commercial medical cost trend as well as unfavorable IBNR reserve development on our Medicare PFFS business. The Medicare Part D medical loss ratio increase over the prior year period was driven by a widening of the risk corridors and growth in our low-income auto-assign population in 2008.

Medical costs for the six months ended June 30, 2008 included approximately $34.2 million of favorable medical cost development related to prior calendar years. On a full year basis we expect favorable development related to prior calendar years to be slightly higher than that recorded for the first half of 2008. Comparatively, medical costs for the six months ended June 30, 2007, included approximately $111.8 million of favorable medical cost development related to prior calendar years. For the full year of 2007 we experienced favorable medical cost development of $135.1 million. The decline in favorable development during the 2008 six month period was primarily a result of receiving a higher than expected level of Medicare PFFS claims in 2008 related to the 2007 period, which was inconsistent with claims submission patterns of our network based Medicare Advantage products. In particular, the lag in claims submission on this product was longer than we had assumed at the end of 2007 and longer than what we experienced on our Medicare Advantage HMO business.

Selling, general and administrative expense increased primarily due to normal operating costs associated with our recent acquisitions of Concentra, Mutual and Vista, as well as costs related to growth of our Medicare business.

Depreciation and amortization expense increased as a result of the expense associated with the identifiable intangible assets acquired with the recent acquisitions.

Interest expense increased primarily as a result of the issuance of debt during the prior year. The increase is partially offset by the redemption during the first quarter of 2007 of our $170.5 million of outstanding 8.125% senior notes due February 15, 2012. Associated with this redemption, we recognized $9.1 million of interest expense in the prior year first quarter for both the premium paid on redemption as well as the write off of associated deferred financing costs.

Other income decreased primarily as a result of lower interest rates as well as a smaller portfolio balance.

The income tax provision decreased due to a decrease in earnings. The effective tax rate increased to 37.9%, as compared to 37.2% for the prior year six months, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Segment Results

We have three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments is separately managed and separate operating results are available that are evaluated by the chief operating decision maker. Beginning in 2008, in order to reflect a change in the manner in which we manage our operations, our network rental business operations were reclassified from our Commercial Division to our Specialty Division. Our network rental business results for the 2007 period have been reclassified to conform to the 2008 presentation. The Commercial Division is comprised of all of our commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and FEHBP. The Individual Consumer & Government Division contains our individual consumer products and all Medicare and Medicaid products. The Specialty Division includes our workers’ compensation services businesses, network rental business and the newly acquired mental-behavioral health benefits business of Mental Health Network Institutional Services, Inc. (“MHNet”) and the dental benefits business of Group Dental Services (“GDS”).

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Revenues (in thousands)

Commercial group risk premiums	$ 1,291,560	$1,134,278	$ 157,282	$2,579,699	$2,267,804	$ 311,895
Commercial ASO	82,323	94,628	(12,305)	168,467	193,243	(24,776)
Total Commercial Division	1,373,883	1,228,906	144,977	2,748,166	2,461,047	287,119
Medicare risk premiums	997,406	657,652	339,754	1,989,829	1,326,107	663,722
Medicaid risk premiums	285,024	207,937	77,087	567,203	416,075	151,128
Individual risk premiums	57,892	16,527	41,365	111,447	29,379	82,068
Medicaid ASO	43,191	46,716	(3,525)	86,803	96,321	(9,518)
Total Individual Consumer & Gov't Division	1,383,513	928,832	454,681	2,755,282	1,867,882	887,400
Total Specialty Division	229,296	176,172	53,124	428,764	242,783	185,981
Eliminations	(8,788)	(1,418)	(7,370)	(13,699)	(2,723)	(10,976)

Total Operating Revenues	$ 2,977,904	$2,332,492	$ 645,412	$5,918,513	$4,568,989	$1,349,524

Gross Margin (in thousands)

Commercial Division	$ 306,586	$ 347,623	$ (41,037)	$ 668,595	$ 692,632	$ (24,037)
Individual Consumer & Gov't Division	187,441	204,400	(16,959)	411,172	373,761	37,411
Specialty Division	169,842	148,563	21,279	327,542	215,174	112,368
Eliminations	(2,190)	(1,140)	(1,050)	(4,090)	(2,164)	(1,926)
Total	$ 661,679	$ 699,446	$ (37,767)	$1,403,219	$1,279,403	$ 123,816

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$ 285.32	$ 271.39	5.1%	$ 284.41	$ 271.21	4.9%
Medicare Advantage risk (1)	$ 879.79	$ 836.17	5.2%	$ 865.68	$ 835.19	3.7%
Medicare Part D (2)	$ 89.92	$ 101.49	(11.4%)	$ 89.29	$ 99.37	(10.1%)
Medicaid risk	$ 193.59	$ 174.48	11.0%	$ 193.87	$ 175.78	10.3%
Medical Loss Ratios:
Health plan commercial risk	82.7%	77.5%	5.2%	80.7%	78.0%	2.7%
Medicare Advantage risk	93.2%	79.3%	13.9%	88.3%	80.7%	7.6%
Medicare Part D	86.0%	80.3%	5.7%	96.1%	89.0%	7.1%
Medicaid risk	86.4%	91.7%	(5.3%)	85.4%	89.1%	(3.7%)
Total	85.8%	79.6%	6.2%	84.2%	80.8%	3.4%
(1) Revenue PMPM excludes the impact of revenue ceded to external parties
(2) Revenue PMPM excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties
Commercial Division

Quarters and Six Months Ended June 30, 2008 and 2007

Commercial group risk premium revenue increased for the quarter and six months ended June 30, 2008 from the same periods in 2007 as a result of the acquisitions of Mutual and Vista, which accounted for $151 million in current quarter revenue and $302 million for the six months ended June 30, 2008. The increase was also a result of an increase in average realized premium yields per member per month in our commercial group risk business, resulting from renewal rate increases net of benefit buy downs on renewing groups and the mix of new group business net of terminated groups. This increase in revenue was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products.

Commercial management services revenue declined from the prior year periods due to membership losses in our national accounts non-risk business as well as due to fee negotiations related to the long-term renewal of our contract as plan administrator to the Mail Handler’s Benefit Plan. These declines are partially offset by an increase in our commercial health plan ASO membership.

Gross margin decreased as a result of the increase in the Commercial health plan medical loss ratio in 2008 compared to 2007 and the decline in commercial management services revenue discussed above. The decrease is partially offset by the gross margin derived from the acquisitions discussed above.

Individual Consumer & Government Division

Quarters and Six Months Ended June 30, 2008 and 2007

Individual Consumer & Government Division revenue increased for the quarter and six months ended June 30, 2008 from the same periods in 2007 as a result of membership growth from our Medicare Advantage business, as well as increased Medicare Part D, Medicaid and Individual membership, both organic and acquired.

Medicare Advantage risk premium yields, excluding the effect of revenue ceded to external parties, per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products as well as from increases in risk factor adjustment scores for our Medicare Advantage products. With the effect of the ceded revenue being included in the premium yield, the Medicare Advantage risk premium yields per member per month for the six month period ending June 30 decreased to $747.36 in 2008 from $802.97 in 2007. The decrease is a result of a larger portion of our Medicare PFFS business in 2008 being ceded to external parties through quota share arrangements. This average premium yield decrease was partially offset by the annual competitive bid filings and risk factor scores noted above.

Part D premium yields for the six month period ending June 30, 2008 excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, have declined in 2008 compared to 2007 primarily due to the annual competitive bid filings for our Part D products as well as the mix of products sold. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the yields were $92.60 in 2008 compared to $99.26 in 2007.

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

Medicaid premium yields increased for the quarter and six month 2008 periods as a result of a rate increase in Missouri, our largest Medicaid market, effective July 1, 2007, as well as the inclusion in our results of Vista, which has a higher Medicaid premium yield.

The decrease in gross margin for the quarter ended June 30, 2008 was driven by increased medical costs associated with our Medicare PFFS business in 2008. This decrease is partially offset by higher gross margins for our Medicaid HMO and Individual businesses associated with the membership growth, both organic and acquired, as discussed above. Medicare Part D medical costs as a percentage of premium revenue have increased over the prior year quarter as a result of a widening of the risk corridors and growth in our low-income auto-assign population in 2008. Medicaid medical costs as a percentage of premium revenue decreased over the prior year quarter as a result of the premium yield increases discussed above.

Specialty Division

Quarters and Six Months Ended June 30, 2008 and 2007

Specialty Division revenue increased primarily as a result of the acquisition of Concentra during the second quarter of 2007, as well as continued organic growth in our workers’ compensation services business. The increase was also a result of the acquisition of MHNet in the first quarter of 2008 and to a lesser extent the acquisition of GDS in the second quarter of 2008.

Specialty Division gross margin increased during the quarter and six month 2008 periods as a result of the revenue increases discussed above partially offset by an increase in medical costs and costs of sales associated with the revenue growth.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.8 years as of June 30, 2008. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $63.0 million at June 30, 2008, and $64.4 million at December 31, 2007, that are restricted under state regulations, decreased $363.9 million to $2.4 billion at June 30, 2008, from $2.8 billion at December 31, 2007.

We have classified all of our investments as available–for–sale. Our investments at June 30, 2008, mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
Maturities:
Within 1 year	$88,246	$88,521
1 to 5 years	498,260	499,024
5 to 10 years	355,141	353,759
Over 10 years	611,974	605,037
Total	$1,553,621	1,546,341
Investments accounted for under the equity method		53,556
Total short-term & long-term investments		$1,599,897

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2007, for more information. Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities for the six months ended June 30, 2008, was an inflow primarily due to net earnings and an increase in medical liabilities, partially offset by federal tax payments during the period that exceeded the tax provision and CMS related accruals. The increase in medical liabilities during the current period primarily resulted from the increase in medical costs discussed herein as well as the growth in Medicare PFFS business during 2008.

Our net cash from operating activities for the six months ended June 30, 2007 was $510.4 million higher than the corresponding 2008 period, primarily because we received seven monthly CMS payments in the first six months of 2007 instead of the normal six. This additional CMS receipt totaled $311.8 million. Additionally, the increase in total medical liabilities during the six month 2007 period was $89.3 million greater than the increase during the 2008 period. This was primarily the result of the addition of the PFFS product in January 2007, which resulted in the addition of approximately 125,100 members during the 2007 period. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Additionally, $64.9 million in higher net earnings during the six month 2007 period contributed to the higher net cash from operating activities in the 2007 period.

Net cash from investing activities for the six months ended June 30, 2008, was an inflow primarily due to proceeds received from the sale and maturity of investments. This inflow was partially offset by investment purchases and cash paid for the MHNet acquisition in February 2008 and GDS acquisition in May 2008. The increase in cash from investing activities during the six month 2008 period primarily results from less purchases of investments and lower acquisition costs compared to the 2007 six month period.

Projected capital expenditures for 2008 of approximately $65 - $75 million consist primarily of computer hardware, software and other equipment.

Net cash from financing activities for the six months ended June 30, 2008, was an outflow primarily due to payments to repurchase our common stock and payments for the retirement of debt. The increase in the cash outflow from financing activities during the six month 2008 period primarily results from less debt issuance proceeds, partially offset by lower stock repurchase costs compared to the 2007 six month period.

Under our share repurchase program we purchased 1.0 million shares and 4.2 million shares of our common stock during the quarter and six months ended June 30, 2008, respectively, at an aggregate cost of $44.7 million and $215.4 million, respectively. As of June 30, 2008, the total remaining number of common shares that we are authorized to repurchase under this program is 9.9 million.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the quarter ended June 30, 2008, we received $288.6 million in dividends from our regulated subsidiaries, and we made $10.3 million in capital contributions to them.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of June 30, 2008 and December 31, 2007 (in millions, except percentage data):

	June 30, 2008		December 31, 2007
	(unaudited)		(unaudited)
Regulated capital and surplus	$ 1,028.5		$ 1,209.6
200% of RBC	$ 562.2	(a)	$ 562.2	(a)
Excess capital and surplus above 200% of RBC	$ 466.3	(a)	$ 647.4	(a)
Capital and surplus as percentage of RBC	366%	(a)	430%	(a)
Statutory deposits	$ 63.0		$ 64.4

(a) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The decrease in capital and surplus for our regulated subsidiaries primarily results from the timing of dividends paid to the parent company during the quarter.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $199.9 million and $436.2 million at June 30, 2008 and December 31, 2007, respectively. The decrease during the six month 2008 period was due to payments for share repurchases, payments on debt, and payments for the acquisitions of MHNet and GDS. These payments were partially offset by dividends received from our regulated subsidiaries in the 2008 period.

Outlook

Within our suite of Medicaid products, as previously disclosed, we were notified of the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008. Given the nature of this globally capitated contract, we earned a low single digit operating margin. Our core Medicaid risk business performed well in the first half of 2008 and we expect that to continue throughout 2008.

Specialty Division – We continue to seek additional strategically related businesses for this division, most recently acquiring GDS, a dental service company, and the acquisition in the first quarter of MHNet, a mental-behavioral health company. These acquisitions are not expected to have a material effect on the Company’s full year 2008 results of operations.

Share Repurchases - The Company has already repurchased 3.1 million shares early in the third quarter of 2008 for a total year-to-date repurchase activity of 7.3 million shares. The Company expects to make additional share repurchases, as appropriate, through the remainder of the year.

Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to Condensed Consolidated Financial Statements, herein.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T: Not Applicable

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to Condensed Consolidated Financial Statements, herein.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common stock during the quarter ended June 30, 2008 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2008	3	$41.01	-	3,326
May 1-31, 2008	1,048	$44.81	1,000	9,859
June 1-30, 2008	61	$36.35	-	9,859

Totals	1,112	$44.34	1,000	9,859

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)     These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In May 2008, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our outstanding common stock, thus increasing our repurchase authorization by 7.5 million shares.

ITEM 3: Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 15, 2008. An aggregate of 139,090,882 shares of Common Stock, or 91.7% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and accordingly, the meeting was duly constituted. The following proposals were adopted by a plurality (Proposal One) or majority (Proposal Two) of the shares voting for each proposal as follows:

Proposal One: To elect three Class II Directors to serve until the annual meeting of stockholders in 2011.

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK

NAME	FOR	%	WITHHELD	%

Joel Ackerman	130,628,441	93.92%	8,462,441	6.08%
Lawrence N. Kugelman	126,025,469	90.61%	13,065,413	9.39%
Dale B. Wolf	128,669,259	92.51%	10,421,623	7.49%

Proposal Two: To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2008.

FOR	137,837,283	99.10%
AGAINST	216,016	0.15%
ABSTAIN	1,037,583	0.75%
	139,090,882

ITEM 5: Not Applicable

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, President, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, President, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	August 7, 2008	By: /s/ Dale B. Wolf
Dale B. Wolf
President, Chief Executive Officer and Director

Date:	August 7, 2008	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 7, 2008	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, President, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Dale B. Wolf, President, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.