Form 10-Q
period 2008-09-30
COVENTRY HEALTH CARE INC
filed 2008-11-07
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Registrant’s telephone number, including area code:(301) 581-0600

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock $.01 Par Value	148,976,460

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,058,372	$945,535
Short-term investments	42,923	155,248
Accounts receivable, net	295,199	263,021
Other receivables, net	440,328	313,350
Other current assets	132,449	169,547
Total current assets	1,969,271	1,846,701

Long-term investments	1,580,961	1,758,454
Property and equipment, net	306,729	321,287
Goodwill	2,679,201	2,573,325
Other intangible assets, net	562,763	590,419
Other long-term assets	72,213	68,605
Total assets	$7,171,138	$7,158,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,440,326	$1,161,963
Accounts payable and other accrued liabilities	437,093	518,806
Deferred revenue	121,453	69,052
Total current liabilities	1,998,872	1,749,821

Long-term debt, net	1,472,315	1,662,021
Other long-term liabilities	392,942	445,470
Total liabilities	3,864,129	3,857,312

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,902	1,899
190,228 issued and 148,897 outstanding in 2008
189,894 issued and 154,636 outstanding in 2007
Treasury stock, at cost; 41,331 in 2008; 35,258 in 2007	(1,267,435)	(987,132)
Additional paid-in capital	1,714,729	1,702,989
Accumulated other comprehensive (loss) income	(12,830)	6,735
Retained earnings	2,870,643	2,576,988
Total stockholders’ equity	3,307,009	3,301,479
Total liabilities and stockholders’ equity	$7,171,138	$7,158,791

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Managed care premiums	$2,627,345	$2,202,220	$7,891,701	$6,241,585
Management services	347,940	320,428	1,002,097	850,052
Total operating revenues	2,975,285	2,522,648	8,893,798	7,091,637

Operating expenses:
Medical costs	2,200,405	1,739,620	6,630,950	5,001,598
Cost of sales	54,289	30,198	139,038	57,807
Selling, general and administrative	515,742	470,894	1,520,926	1,283,223
Depreciation and amortization	37,127	36,068	114,519	100,025
Total operating expenses	2,807,563	2,276,780	8,405,433	6,442,653

Operating earnings	167,722	245,868	488,365	648,984

Interest expense	22,523	19,182	70,545	56,021
Other (loss) income, net	(9,955)	38,294	52,389	106,893

Earnings before income taxes	135,244	264,980	470,209	699,856

Provision for income taxes	49,770	96,264	176,555	258,097

Net earnings	$85,474	$168,716	$293,654	$441,759

Net earnings per share:
Basic earnings per share	$0.58	$1.10	$1.96	$2.84
Diluted earnings per share	$0.58	$1.08	$1.94	$2.80

Weighted average common shares outstanding:
Basic	146,652	153,825	149,591	155,305
Effect of dilutive options and restricted stock	1,150	2,206	1,638	2,523
Diluted	147,802	156,031	151,229	157,828

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Net cash from operating activities	$581,686	$853,264

Cash flows from investing activities:
Capital expenditures, net	(48,551)	(31,080)
Proceeds from sales of investments	639,414	698,648
Proceeds from maturities of investments	132,866	274,111
Purchases of investments	(552,781)	(839,347)
Payments for acquisitions, net of cash acquired	(135,684)	(1,191,775)
Net cash from investing activities	35,264	(1,089,443)

Cash flows from financing activities:
Proceeds from issuance of stock	6,873	46,820
Payments for repurchase of stock	(322,936)	(379,502)
Proceeds from issuance of debt, net	125,000	1,153,917
Payments for retirement of debt	(315,000)	(260,500)
Excess tax benefit from stock compensation	1,950	29,944
Net cash from financing activities	(504,113)	590,679

Net change in cash and cash equivalents	112,837	354,500

Cash and cash equivalents at beginning of period	945,535	1,370,836

Cash and cash equivalents at end of period	$1,058,372	$1,725,336

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157, as of January 1, 2008, for its financial instruments. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by these standards are contained in Note J., Fair Value Measurements, herein.

C.	ACQUISITIONS

On May 14, 2008, the Company completed its acquisition of a majority ownership interest in Group Dental Services (“GDS”) in an all-cash transaction for approximately $36.7 million. GDS is a dental company based in Rockville, Maryland. The acquisition was accounted for using the purchase method of accounting and accordingly the Company’s majority ownership interest in GDS’ operating results have been included in its consolidated financial statements since the date of acquisition.

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

D.	DEBT

The Company’s outstanding long-term debt as of September 30, 2008, and December 31, 2007, consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

5.875% Senior notes due 1/15/12	250,000	250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	398,748	398,637
of $1,252 at September 30, 2008
6.30% Senior notes due 8/15/14, net of unamortized discount	398,567	398,384
of $1,434 at September 30, 2008
Revolving Credit Facility due 7/11/12, 3.08% weighted	175,000	365,000
average interest rate for the period ended September 30, 2008
Total Debt	1,472,315	1,662,021

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio. As of September 30, 2008, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

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

F.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 2.0 million stock options during the nine months ended September 30, 2008, and recorded compensation expense related to stock options of approximately $8.6 million and $9.3 million for the quarters ended September 30, 2008 and 2007, respectively, and $26.7 million and $26.5 million for the nine months ended September 30, 2008 and 2007, respectively. The total intrinsic value of options exercised was $0.9 million and $16.2 million for the quarters ended September 30, 2008 and 2007, respectively, and $9.6 million and $69.0 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $66.1 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2008	10,870	$ 42.64	---	---
Granted	2,043	$ 44.16	---	---
Exercised	(326)	$ 20.39	---	---
Cancelled and expired	(871)	$ 51.15	---	---
Outstanding at September 30, 2008	11,716	$ 42.90	$ 19,207	7.0
Exercisable at September 30, 2008	6,634	$ 37.46	$ 18,854	7.2

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2008 to derive the assumptions used in the valuation model is consistent with that used in 2007. The following average values and weighted-average assumptions for the quarters and nine months ended September 30, 2008 and 2007 were used for valuing the option grants.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Black-Scholes-Merton Value	$ 11.41	$ 14.65	$ 13.26	$ 16.82
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	4.6%	2.9%	4.8%
Expected volatility	37.5%	25.4%	32.0%	25.3%
Expected life (in years)	3.8	3.8	4.2	4.1

Restricted Stock Awards

The Company awarded 1.5 million shares of restricted stock in the nine months ended September 30, 2008. The value of the restricted stock is amortized over various vesting periods through 2012. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $5.3 million and $7.6 million for the quarters ended September 30, 2008 and 2007, respectively, and $18.9 million and $21.9 million for the nine months ended September 30, 2008 and 2007, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $50.1 million at September 30, 2008, and is expected to be recognized over a weighted average period of 2.9 years. The total fair value of stock vested during the nine months ended September 30, 2008 and 2007, was $16.5 million and $36.5 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2008:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2008	1,218	$53.38
Granted	1,517	$39.79
Vested	(398)	$49.09
Forfeited	(139)	$51.11
Nonvested, September 30, 2008	2,198	$44.92

G.	SHARE REPURCHASE PROGRAM

In May 2008, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 3.1 million shares and 7.3 million shares of its common stock during the three and nine month periods ended September 30, 2008, respectively, at an aggregate cost of $102.6 million and $318.0 million, respectively. As of September 30, 2008, the total remaining number of common shares the Company is authorized to repurchase under this program is 6.7 million.

H.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$ 85,474	$ 168,716	$ 293,654	$ 441,759
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(16,255)	14,107	(29,799)	4,993
Reclassification adjustments, net	2,502	(43)	(2,275)	(968)
Other comprehensive (loss) income, before income taxes	(13,753)	14,064	(32,074)	4,025
Income tax benefit (provision)	5,364	(5,485)	12,509	(1,570)
Other comprehensive (loss) income, net of income taxes	(8,389)	8,579	(19,565)	2,455
Comprehensive income	$ 77,085	$ 177,295	$ 274,089	$ 444,214

The Company’s unrealized holding (loss) gain on its investment portfolio during the quarters and nine months ended September 30, 2008 and 2007, primarily resulted from market and interest rate volatility during the periods.

I.	SEGMENT INFORMATION

The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker. Beginning in 2008, in order to reflect a change in the management of its operations, the Company reclassified its network rental business operating results from its Commercial Division to its Specialty Division. The network rental business operating results for the corresponding 2007 periods have been reclassified to conform to the 2008 segment presentation. The Commercial Division is comprised of all of the Company’s commercial employer-focused businesses, including the traditional health plan group risk and administrative services only (“ASO”) products as well as the National Accounts and Federal Employees Health Benefit Plans (“FEHBP”). The Individual Consumer & Government Division contains the Company’s individual consumer products and all Medicare and Medicaid products. The Specialty Division includes the Company’s workers’ compensation services businesses, network rental business, mental-behavioral health benefits business of MHNet and the group dental services business of GDS.

The table below summarizes the operating results of the Company’s reportable segments (in thousands) through the gross margin level, as gross margin is the measure of profitability used by the Company’s chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated level is also provided. Additionally, the medical loss ratio (“MLR”) is presented for each applicable segment, as management believes that MLR is an important performance measure. The “other” column represents the elimination of premium and management service fees charged among segments. Total assets by reportable segment are not disclosed as these assets are not reported on a segment basis internally by the Company and therefore, are not reviewed separately by the Company’s chief operating decision maker.

	Quarter Ended September 30, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 1,295,519	$ 1,316,566	$ 25,855	$ (10,595)	$ 2,627,345
Management services	86,402	49,593	214,040	(2,095)	347,940
Total operating revenues	1,381,921	1,366,159	239,895	(12,690)	2,975,285
Medical costs	1,073,889	1,120,276	16,441	(10,201)	2,200,405
Cost of sales	-	-	54,289	-	54,289
Gross margin	$ 308,032	$ 245,883	$ 169,165	$ (2,489)	$ 720,591
MLR	82.9%	85.1%	63.6%	n/a	83.8%
Selling, general and administrative					515,742
Depreciation and amortization					37,127
Operating earnings					$ 167,722

	Quarter Ended September 30, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 1,202,281	$ 999,939	$ -	$ -	$ 2,202,220
Management services	101,969	45,267	174,634	(1,442)	320,428
Total operating revenues	1,304,250	1,045,206	174,634	(1,442)	2,522,648
Medical costs	947,842	792,050	-	(272)	1,739,620
Cost of sales	-	-	30,198	-	30,198
Gross margin	$ 356,408	$ 253,156	$ 144,436	$ (1,170)	$ 752,830
MLR	78.8%	79.2%	n/a	n/a	79.0%
Selling, general and administrative					470,894
Depreciation and amortization					36,068
Operating earnings					$ 245,868

	Nine Months Ended September 30, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 3,875,218	$ 3,985,044	$ 52,434	$ (20,995)	$ 7,891,701
Management services	254,869	136,397	616,226	(5,395)	1,002,097
Total operating revenues	4,130,087	4,121,441	668,660	(26,390)	8,893,798
Medical costs	3,153,461	3,464,386	32,913	(19,810)	6,630,950
Cost of sales	-	-	139,038	-	139,038
Gross margin	$ 976,626	$ 657,055	$ 496,709	$ (6,580)	$ 2,123,810
MLR	81.4%	86.9%	62.8%	n/a	84.0%
Selling, general and administrative					1,520,926
Depreciation and amortization					114,519
Operating earnings					$ 488,365

	Nine Months Ended September 30, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 3,470,084	$ 2,771,501	$ -	$ -	$ 6,241,585
Management services	295,211	141,587	417,418	(4,164)	850,052
Total operating revenues	3,765,295	2,913,088	417,418	(4,164)	7,091,637
Medical costs	2,716,257	2,286,171	-	(830)	5,001,598
Cost of sales	-	-	57,807	-	57,807
Gross margin	$ 1,049,038	$ 626,917	$ 359,611	$ (3,334)	$ 2,032,232
MLR	78.3%	82.5%	n/a	n/a	80.1%
Selling, general and administrative					1,283,223
Depreciation and amortization					100,025
Operating earnings					$ 648,984

J.	FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$ 1,569,803	$ 61,239	$ 1,481,394	$ 27,170
Cash and cash equivalents	1,058,372	27,321	1,031,051	-

Total	$ 2,628,175	$ 88,560	$ 2,512,445	$ 27,170

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

The Company’s Level 3 securities primarily consist of corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter and nine months ended September 30, 2008 (in thousands):

	Quarter	Nine Months
Beginning balances	$ 7,342	$ 10,797
Transfers in	42,373	42,373
Total gains or losses (realized / unrealized)
Other-than-temporary impairment	(33,485)	(33,485)
Included in other comprehensive (loss) income	411	156
Purchases, issuances and settlements	10,529	7,329
Balance at September 30, 2008	$ 27,170	$ 27,170

During the quarter ended September 30, 2008, the Company’s investments in Lehman Brothers Holdings, Inc. (Lehman), certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities were transferred into Level 3 from Level 2. The transfer in occurred because as of September 30, 2008, some of the inputs used for determining the fair value of these investments were not readily available, primarily quoted prices for similar assets in an active market. Therefore the fair value of these securities was determined using observable inputs, interest rates and unobservable inputs such as credit spreads and non-binding broker quotes.

During the quarter ended September 30, 2008, the Company recognized a $33.5 million other-than-temporary impairment charge related to its investments in Lehman, certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities. The Company evaluates its investment securities for other-than-temporary declines in value based on quantitative and qualitative factors. The cost of investment securities is based upon specific identification. In analyzing individual securities for other-than-temporary impairments, the Company considers factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. The Company also considers the length of time an investment's fair value has been below its carrying value, the severity of the decline, the near-term prospects for recovery to cost, and the Company's intent and ability to hold the investment until maturity or market recovery is realized.

Although previously not significant, the majority of the impaired securities had been in an unrealized loss position from eight to twenty four months. The Company recognized impairments related to 31 securities during the quarter. The Company’s investments in Lehman at September 30, 2008 included fixed maturity securities with a cost basis of $8.7 million. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, any recovery of the Company’s investments in Lehman is deemed remote and therefore an other-than-temporary impairment of $8.7 was recognized in the quarter ended September 30, 2008. Additionally, other-than-temporary impairments recognized in the third quarter of 2008 included charges for certain fixed maturity securities, auction rate securities and mortgage and asset-backed securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, the Company determined that the impairment was deemed other-than-temporary.

Any potential recovery of the fair value of these securities is not expected in the near term and therefore the Company no longer anticipates holding these securities for a period of time sufficient to allow for any anticipated recovery in fair value. These facts led the Company to conclude that these investment securities were other-than-temporarily impaired as of September 30, 2008.

The Company’s other-than-temporary impairment charge and its realized gains and losses are recorded in other (loss) income, net in the accompanying consolidated statement of operations.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be recorded in future periods.

K.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. The Company excluded potential common stock equivalents to purchase 9.0 million and 4.2 million shares for the quarters ended September 30, 2008 and 2007, respectively, and 7.1 million and 3.4 million shares for the nine months ended September 30, 2008 and 2007, respectively, from its computation of diluted earnings per share as these potential common stock equivalents were anti-dilutive.

Other (Loss) Income

Other income includes interest income of $23.2 million and $36.9 million for the quarters ended September 30, 2008 and 2007, respectively and $77.9 million and $102.7 million for the nine months ended September 30, 2008 and 2007, respectively.

For the quarter and nine months ended September 30, 2008, other income included a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

L.	SUBSEQUENT EVENTS

On October 3, 2008, the Company drew down $543.5 million from its Revolving Credit Facility and repaid $103.6 million of this amount on October 10, 2008. The remaining $439.9 million will be used to optimize the Company’s liquidity position during the current uncertain macro economic environment and potentially for general corporate purposes.

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2007, including the critical accounting policies discussed therein.

Summary of Third Quarter 2008 Performance

•	Revenue increased 17.9% over the prior year quarter.
•	Commercial Division membership decreased 243,000 from the prior year quarter.
•	Individual Consumer & Government Division membership increased 225,000 from the prior year quarter.
•	Commercial health plan medical loss ratio (“MLR”) of 82.3%.
•	Medicare Advantage MLR of 88.4%.
•	Diluted earnings per share decreased 46.3% from the prior year quarter.
• •

Repurchase of 3.1 million of our shares at a cost of $102.6 million.

Recorded a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

New Accounting Standards

For this information, refer to Note B., New Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements, herein.

Acquisitions

For this information, refer to Note C., Acquisitions, in the Notes to the Condensed Consolidated Financial Statements, herein.

Membership

The following table presents our membership as of September 30, 2008 and 2007 (amounts in thousands).

	September 30,
Membership by Product	2008	2007
Commercial group risk	1,497	1,572
Health plan ASO	720	737
Other ASO	641	792
Total Commercial Division	2,858	3,101

Medicare Advantage	377	286
Medicare Part D	910	717
Total Medicare	1,287	1,003

Medicaid risk	386	478
Individual	117	84
Total Individual Consumer & Government Division	1,790	1,565
Total Membership	4,648	4,666

Commercial group risk membership decreased 75,000 from the prior year period due to certain groups changing from a risk product to a non-risk product and from terminations. Additionally, Other administrative services only (“ASO”) membership decreased 151,000 primarily due to losses of National Accounts business.

Total Medicare membership increased 284,000 from the prior year period primarily due to organic growth in all Medicare products and expansion into new areas. Medicaid risk membership decreased 92,000 primarily due to the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008. This was a capitated pass-through arrangement we had with a local provider group.  Given the nature of this globally capitated contract, we earned a low single digit operating margin.  Additionally, Individual membership increased 33,000 primarily due to continued strong sales in multiple areas of this relatively new product.

Results of Operations

Consolidated Financial Results

The following table is provided to facilitate a discussion regarding the comparison of our consolidated operating results for the quarters and nine months ended September 30, 2008 and 2007 (dollars in thousands, except diluted earnings per share amounts).

	Quarters Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Total operating revenues	$2,975,285	$2,522,648	17.9%	$8,893,798	$7,091,637	25.4%
Operating earnings	$167,722	$245,868	(31.8%)	$488,365	$648,984	(24.7%)
Operating earnings as a percentage	5.6%	9.7%	(4.1%)	5.5%	9.2%	(3.7%)
of revenues
Net earnings	$85,474	$168,716	(49.3%)	$293,654	$441,759	(33.5%)
Diluted earnings per share	$0.58	$1.08	(46.3%)	$1.94	$2.80	(30.7%)
Selling, general and administrative	17.3%	18.7%	(1.4%)	17.1%	18.1%	(1.0%)
as a percentage of revenue

Quarters Ended September 30, 2008 and 2007

Managed care premium revenue increased in both our Individual Consumer & Government Division and Commercial Division. The increase is a result of growth in existing products as well as from our acquisition of Florida Health Plan Administrators, LLC (“Vista”). Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year quarter.

Management services revenue increased compared to the prior year quarter primarily as a result of continued growth in our workers’ compensation services business. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical costs also increased due to increased Commercial medical cost trend as well as higher than expected medical trend increases on our Medicare Private-Fee-for-Service (“PFFS”) business. Total medical costs as a percentage of premium revenue (“medical loss ratio”) increased 4.8% from the prior year quarter as a result of our Commercial and Medicare businesses. The Commercial medical loss ratio increase is a result of higher than expected levels of inpatient and outpatient facility cost trends. To a lesser extent, the increase is also due to the mix of business from the inclusion of Vista and from pricing and underwriting issues in two specific health plans. The increase in the Medicare PFFS medical loss ratio is a result of a much higher than expected increase in medical trend, largely driven by higher than expected utilization. The Medicare Part D medical loss ratio increase was a result of the premium rate changes from the annual competitive bid filings for our Medicare part D products as well as a widening of the risk corridors and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to operating costs associated with our prior year acquisition of Vista, as well as costs related to the growth of our Medicare business.

Interest expense increased primarily as a result of the issuance of debt during the prior year third quarter.

Other income decreased due to a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities, as well as from lower interest rates during the period. For additional information on the impairment charge refer to Note J., Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, herein.

The effective tax rate increased to 36.8%, as compared to 36.3% for the prior year quarter, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Nine Months Ended September 30, 2008 and 2007

Managed care premium revenue increased in both our Individual Consumer & Government Division and Commercial Division. The increase is a result of growth in existing products as well as from the acquisitions of Vista and Mutual of Omaha (“Mutual”). Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year period.

Management services revenue increased compared to the prior year period primarily as a result of the acquisition of Concentra, Inc. (“Concentra”) and continued organic growth in our workers’ compensation services business. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased as a result of new business in both our Individual Consumer & Government Division and Commercial Division discussed above. Medical cost also increased due to increased Commercial and Medicare PFFS medical cost trend as well as unfavorable IBNR reserve development on our Medicare PFFS business. The Medicare Part D medical loss ratio increase was a result of the premium rate changes from the annual competitive bid filings for our Medicare part D products as well as a widening of the risk corridors and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to normal operating costs associated with our prior year acquisitions of Concentra, Mutual and Vista, as well as costs related to growth of our Medicare business.

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

Other income decreased due to a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities, as well as from lower interest rates during the period.

The effective tax rate increased to 37.6%, as compared to 36.9% for the prior year nine months, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Segment Results

We have three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the chief operating decision maker. Beginning in 2008, in order to reflect a change in the manner in which we manage our operations, our network rental business operations were reclassified from our Commercial Division to our Specialty Division. Our network rental business results for the 2007 period have been reclassified to conform to the 2008 presentation. The Commercial Division is comprised of all of our commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and FEHBP. The Individual Consumer & Government Division contains our individual consumer products and all Medicare and Medicaid products. The Specialty Division includes our workers’ compensation services businesses, network rental business, mental-behavioral health benefits business of Mental Health Network Institutional Services, Inc. (“MHNet”) and the dental benefits business of Group Dental Services (“GDS”).

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Operating Revenues (in thousands)

Commercial group risk premiums	$ 1,295,519	$ 1,202,281	$ 93,238	$ 3,875,218	$ 3,470,084	$ 405,134
Commercial ASO	86,402	101,969	(15,567)	254,869	295,211	(40,342)
Total Commercial Division	1,381,921	1,304,250	77,671	4,130,087	3,765,295	364,792
Medicare risk premiums	995,987	738,817	257,170	2,985,815	2,064,924	920,891
Medicaid risk premiums	260,060	234,313	25,747	827,263	650,388	176,875
Individual risk premiums	60,519	26,809	33,710	171,966	56,188	115,778
Medicaid ASO	49,593	45,267	4,326	136,397	141,588	(5,191)
Total Individual Consumer & Gov't Division	1,366,159	1,045,206	320,953	4,121,441	2,913,088	1,208,353
Total Specialty Division	239,895	174,634	65,261	668,660	417,418	251,242
Eliminations	(12,690)	(1,442)	(11,248)	(26,390)	(4,164)	(22,226)

Total Operating Revenues	$ 2,975,285	$ 2,522,648	$ 452,637	$ 8,893,798	$ 7,091,637	$ 1,802,161

Gross Margin (in thousands)

Commercial Division	$ 308,032	$ 356,408	$ (48,376)	$ 976,626	$ 1,049,038	$ (72,412)
Individual Consumer & Gov't Division	245,883	253,156	(7,273)	657,055	626,917	30,138
Specialty Division	169,165	144,436	24,729	496,709	359,611	137,098
Eliminations	(2,489)	(1,170)	(1,319)	(6,580)	(3,334)	(3,246)
Total	$ 720,591	$ 752,830	$ (32,239)	$ 2,123,810	$ 2,032,232	$ 91,578

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$ 286.73	$ 274.16	4.6%	$ 285.18	$ 272.23	4.8%
Medicare Advantage risk (1)	$ 856.90	$ 833.58	2.8%	$ 862.53	$ 834.51	3.4%
Medicare Part D (2)	$ 85.64	$ 101.52	(15.6%)	$ 88.05	$ 100.10	(12.0%)
Medicaid risk	$ 226.08	$ 188.36	20.0%	$ 202.96	$ 180.11	12.7%
Medical Loss Ratios:
Health plan commercial risk	82.3%	78.8%	3.5%	81.3%	78.3%	3.0%
Medicare Advantage risk	88.4%	80.7%	7.7%	88.4%	80.7%	7.7%
Medicare Part D	78.5%	66.7%	11.8%	91.5%	83.6%	7.9%
Medicaid risk	84.2%	85.1%	(0.9%)	85.0%	87.7%	(2.7%)
Total	83.8%	79.0%	4.8%	84.0%	80.1%	3.9%
(1) Revenue per member per month excludes the impact of revenue ceded to external parties
(2) Revenue per member per month excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties

Commercial Division

Quarters and Nine Months Ended September 30, 2008 and 2007

Commercial group risk premium revenue increased for the quarter ended September 30, 2008 from the same periods in 2007 as a result of the acquisition of Vista. For the nine month period ended September 30, 2008, the increase is a result of the acquisitions of Mutual and Vista. To a lesser extent the increase was also a result of an increase in average realized premium yields per member per month in our commercial group risk business, resulting from renewal rate increases net of benefit buy downs on renewing groups and the mix of new group business net of terminated groups. This increase in premium revenue was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products.

Commercial ASO revenue declined from the prior year periods due to membership losses in our National Accounts non-risk business as well as due to fee negotiations related to the long-term renewal of our contract as plan administrator of the Mail Handler’s Benefit Plan. These declines were partially offset by an increase in our Commercial health plan ASO revenue.

Gross margin decreased during the quarter and nine month periods as a result of the increase in the Commercial health plan medical loss ratio in 2008 compared to 2007 and the decline in Commercial management services revenue discussed above. The decrease was partially offset by the gross margin derived from the acquisitions discussed above.

Individual Consumer & Government Division

Quarters and Nine Months Ended September 30, 2008 and 2007

Individual Consumer & Government Division revenue increased for the quarter and nine months ended September 30, 2008 from the same periods in 2007 as a result of membership growth from our Medicare Advantage business, as well as increased Medicare Part D, Medicaid and Individual membership, both organic and acquired.

Medicare Advantage risk premium yields, excluding the effect of revenue ceded to external parties, per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products as well as from increases in risk factor adjustment scores for our Medicare Advantage products. With the effect of the ceded revenue being included in the premium yield, the Medicare Advantage risk premium yields, per member per month for the nine month period ending September 30, decreased to $741.62 in 2008 from $775.49 in 2007. The decrease was a result of a larger portion of our Medicare PFFS business in 2008 being ceded to external parties through quota share arrangements. This average premium yield decrease was partially offset by the annual competitive bid filings and risk factor scores noted above.

Part D premium yields for the nine month period ending September 30, 2008, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, declined in 2008 compared to 2007 primarily due to the annual competitive bid filings for our Part D products as well as the mix of products sold. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the yields were $82.48 in 2008 compared to $86.74 in 2007.

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

Medicaid premium yields increased for the quarter and nine month 2008 periods as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2007 and July 1, 2008. The yields also increased due to the termination of our Pennsylvania Medicaid behavioral health contract, which had a lower premium yield.

The increase in gross margin for the nine months ended September 30, 2008 was driven by growth from our Medicare Advantage HMO and PPO business, as well as increased Medicaid and Individual business, both organic and acquired. The increase is partially offset by lower gross margins in our Medicare PFFS business as a result of increased medical costs in 2008. Medicare Part D medical costs as a percentage of premium revenue have increased over the prior year periods as a result of a widening of the risk corridors and growth in our low-income auto-assign population in 2008. Medicaid medical costs as a percentage of premium revenue decreased over the prior year period as a result of the premium yield increases discussed above.

Specialty Division

Quarters and Nine Months Ended September 30, 2008 and 2007

Specialty Division revenue increased during the quarter and nine month 2008 periods primarily as a result of the acquisition of certain business from Concentra during the second quarter of 2007, as well as continued organic growth in our workers’ compensation services business. The increase was also a result of the acquisition of MHNet in the first quarter of 2008 and to a lesser extent the acquisition of GDS in the second quarter of 2008.

Specialty Division gross margin increased during the quarter and nine month 2008 periods as a result of the revenue increases discussed above partially offset by an increase in medical costs and costs of sales associated with the revenue growth.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.9 years as of September 30, 2008. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	adverse financial conditions of a specific issuer, monoline bond issuer, segment, industry, region or other variables;
•	the length of time and the extent to which the fair value has been less than cost;
•	the financial condition and near-term prospects of the issuer;
•	our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value;
•	elimination or reduction in dividend payments, or scheduled interest and principal;
•	rating agency downgrade of a debt security; and
•	expected cash flows of a debt security.

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

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $65.3 million at September 30, 2008, and $64.4 million at December 31, 2007, that are restricted under state regulations, decreased $177.8 million to $2.6 billion at September 30, 2008, from $2.8 billion at December 31, 2007.

We have classified all of our investments as available–for–sale. Our investments at September 30, 2008, mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
	Cost	Value
Maturities:
Within 1 year	$124,548	$123,680
1 to 5 years	489,406	489,193
5 to 10 years	365,649	356,654
Over 10 years	612,001	600,276
Total	$1,591,604	1,569,803
Investments accounted for under the equity method		54,081
Total short-term & long-term investments		$1,623,884

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2007, for more information. Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities for the nine months ended September 30, 2008, was a result of net earnings and an increase in both medical liabilities and deferred revenue, partially offset by an increase in other receivables and a decrease in other payables. The increase in medical liabilities during the 2008 period, as discussed herein, primarily related to our Medicare PFFS business and resulted from an increase in medical costs as well as from growth in that business. The increase in medical liabilities was also the result of the growth in our Medicare Part D business. Other receivables increased primarily due to an increase in pharmacy rebate receivables and also due to an increase in the receivables related to the CMS risk sharing payments. Other payables decreased due to the payout in 2008 of 2007 incentive compensation accruals without a comparable accrual in 2008. Also contributing to the other payable decrease was the fact that tax payments during the period exceeded the tax provision.

Our net cash from operating activities for the prior nine month period ended September 30, 2007, was $271.6 million higher than the corresponding 2008 period. Contributing to the increase was the higher net earnings during the 2007 nine month period. Also contributing was the fact that the increase in total medical liabilities during the nine month 2007 period was $93.1 million greater than the increase during the 2008 period. This was primarily the result of the addition of the PFFS product in January 2007, which resulted in the addition of approximately 125,100 members during the 2007 period. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Additionally, the 2008 period had a higher increase in other receivables related to rebate and Medicare accruals which contributed to the lower operating cash flows during the 2008 period.

Net cash from investing activities for the nine months ended September 30, 2008, was an inflow primarily due to proceeds received from the sale and maturities of investments. This inflow was partially offset by investment purchases and cash paid for the MHNet acquisition in February 2008 and the GDS acquisition in May 2008. The increase in cash from investing activities during the nine month 2008 period primarily results from less purchases of investments and fewer acquisitions and related costs compared to the 2007 nine month period.

Projected capital expenditures for fiscal 2008 are estimated at $65 to $75 million and consist primarily of computer hardware, software and other equipment.

Net cash from financing activities for the nine months ended September 30, 2008, was an outflow primarily due to payments to repurchase our common stock and payments for the retirement of debt. The increase in the cash outflow from financing activities during the nine month 2008 period primarily results from lower proceeds from debt issuance and higher payments for the retirement of debt, partially offset by lower payments to repurchase stock compared to the 2007 nine month period.

Under our share repurchase program we purchased 3.1 million shares and 7.3 million shares of our common stock during the quarter and nine months ended September 30, 2008, respectively, at an aggregate cost of $102.6 million and $318.0 million, respectively. As of September 30, 2008, the total remaining number of common shares that we are authorized to repurchase under this program is 6.7 million.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the nine months ended September 30, 2008, we received $318.4 million in dividends from our regulated subsidiaries, and we made $35.8 million in capital contributions to them.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of September 30, 2008 and December 31, 2007 (in millions, except percentage data):

	September 30, 2008		December 31, 2008
	(unaudited)		(unaudited)
Regulated capital and surplus	$ 1,055.9		$ 1,209.6
200% of RBC	$ 562.2	(a)	$ 562.2	(a)
Excess capital and surplus above 200% of RBC	$ 493.7	(a)	$ 647.4	(a)
Capital and surplus as percentage of RBC	376%	(a)	430%	(a)
Statutory deposits	$ 65.3		$ 64.4

(a) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The decrease in capital and surplus for our regulated subsidiaries primarily results from the dividends paid to the parent company during the nine months ended September 30, 2008.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $213.3 million and $436.2 million at September 30, 2008 and December 31, 2007, respectively. The decrease during the nine month 2008 period was due to payments for share repurchases, payments on debt, and payments for the acquisitions of MHNet and GDS. These payments were partially offset by dividends received from our regulated subsidiaries and cash flows from non-regulated subsidiaries in the 2008 period.

Outlook

Our Commercial products will continue to incur an elevated medical loss ratio averaging slightly above 83% for the fourth quarter. Our Medicare Advantage product will also incur a slightly higher medical loss ratio for the fourth quarter driven by seasonality and the scheduled annual Medicare provider reimbursement increases.

With our investment portfolio, we currently do not anticipate any further other-than-temporary impairment charges on our investment securities for the fourth quarter. In early October, we drew down $440 million from our Revolving Credit Facility to optimize our liquidity position during the current uncertain macro economic environment. Accordingly, we expect to incur approximately $5 million in additional interest expense during the fourth quarter. We will re-evaluate that status of our draw down at the end of the fourth quarter.

Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to the Condensed Consolidated Financial Statements, herein.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T: Controls and Procedures

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to the Condensed Consolidated Financial Statements, herein.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common stock during the quarter ended September 30, 2008 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2008	3,135	$32.73	3,135	6,724
August 1-31, 2008	-	$-	-	6,724
September 1-30, 2008	-	$-	-	6,724

Totals	3,135	$32.73	3,135	6,724

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)     These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In May 2008, our Board of Directors approved an increase to the repurchase authorization in an amount equal to 5% of our then outstanding common stock, thus increasing our then repurchase authorization by 7.5 million shares.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5: Other Information

Not Applicable.

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	November 7, 2008	By: /s/ Dale B. Wolf
Dale B. Wolf
President, Chief Executive Officer and Director

Date:	November 7, 2008	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 7, 2008	By: /s/ John J. Ruhlmann
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