Form 10-K
period 2008-12-31
COVENTRY HEALTH CARE INC
filed 2009-02-27
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16477

COVENTRY HEALTH CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2073000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6705 Rockledge Drive, Suite 900, Bethesda, Maryland 20817

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (301)581-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2008 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $4,602,373,929.

As of January 31, 2009, there were 148,294,466 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2008.

These forward-looking statements may be affected by a number of factors, including, but not limited to those contained in Item 1A, “Risk Factors” in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business are increases in medical costs, difficulties in increasing premiums due to competitive pressures, unanticipated revenue shortfalls in recently acquired companies, price restrictions under Medicaid and Medicare, problems in integrating or realizing efficiencies in acquired companies, issues related to product marketing and imposition of regulatory restrictions, costs, or penalties. Other factors that may materially affect the Company’s business include issues related to the inability in obtaining or maintaining favorable contracts with health care providers, credit risks on global capitation arrangements, financing costs and contingencies, the ability to increase membership and litigation risk.

Item 1: Business

General

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies. Through its Commercial Business, Individual Consumer & Government Business, and Specialty Business divisions, Coventry provides a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, and recent press releases can be found, after being filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge, on the Internet at www.coventryhealth.com.

Our Commercial Business Division provides products to a cross section of employer groups of all sizes including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products. We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs. We also offer commercial management services products on a self-funded basis where we perform administrative services only (“ASO”) for a fee and the customer assumes the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”).

Our Individual Consumer & Government Division provides comprehensive health benefits to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, Medicare Advantage Private Fee-for-Service (“PFFS”), Medicare Prescription Drug, and Medicaid programs and receives premium payments from federal and state governments. The Medicare Advantage and Medicaid products offered through our health plans are risk products. This division also provides fully-insured managed care services on an individual basis and also offers products and services more specialized to the needs of state governments such as pharmacy benefit management and clinical management.

Our Specialty Business Division provides workers’ compensation managed care services on a fee-based basis, with products including access to our provider network, pharmacy benefits management, field case management, telephonic case management, and independent medical exam and bill review capabilities. Additionally, this division offers provider network rental services through a national PPO network to national, regional and local third party administrators (“TPA”) and insurance carriers. This division also includes the Company’s mental-behavioral health benefits business and its dental benefits business.

We operate local health plans that serve 23 markets, primarily in the Mid-Atlantic, Midwest and Southeast United States. Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, Southern Health, Vista and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas. For a complete list of subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.

Our health plans offer a broad range of managed care products that fall into both the Commercial Business Division and the Individual Consumer & Government Business Division. Our health plan Commercial products include traditional HMO, PPO, and POS risk products, as well as self-funded products. Our health plan Individual Consumer & Government products include medical risk products sold to individual consumers. In selected markets, our health plans participate in Medicaid and Medicare Advantage programs. The Medicaid and Medicare Advantage products offered through our health plans are risk products.

Commercial Business Division

Commercial Risk Products

Our health plans offer employer groups a full range of commercial risk products, designed to meet the needs and objectives of a wide range of employers and members, as well as to comply with the regulatory requirements in the markets where they operate. Our health plans had 1.5 million commercial risk members as of December 31, 2008 that accounted for $5.0 billion of revenue in 2008.

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

Commercial Management Services Products

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically includes medical claims administration, pharmacy benefits management, utilization management and quality assurance. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are most generally also made available to ASO customers. Under the ASO arrangements, our health plans receive a fixed fee for these management services and access to their provider networks and they assume no underwriting risk. As of December 31, 2008, the health plans had approximately 714,000 non-risk health plan members.

We also offer our managed care and administrative products to businesses with locations in multiple states that self-insure the health care benefits of their employees (“National Accounts”). A variety of stand-alone managed care services, as well as a portfolio of integrated health plan products, are generally offered to national, multi-site companies with 500 employees or more as well as to mid-size companies in regional and local markets.

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

Commercial management services accounted for $351.7 million of revenue for the year ended December 31, 2008.

Medical Claims Administration Services

We provide comprehensive claims administration to group health clients who purchase our managed care services. We provide clients with an integrated package of health care benefits administration, including:

•	Managed care administration
•	Medical, dental and vision claims processing
•	Prescription drug plan administration
•	Flexible spending account administration
•	Health care reimbursement account administration
•	COBRA administration
•	Health savings account administration

Pharmacy Benefits Management

We offer a comprehensive pharmacy benefit management program through the use of a third-party administrator, including:

•	A national, point-of-sale, pharmacy network
•	Formulary management
•	Mail-order service
•	Prospective drug utilization review
•	Online prescription claim adjudication

The single source combination of pharmacy benefits management and medical management is critical to managing and assessing the total medical cost. Pharmacy data sources are linked with other data sources to internally identify at-risk members for our disease management programs.

Clinical Programs

We provide clinical programs including utilization review, case management and disease management through an internal staff consisting primarily of allied health professionals, registered nurses and physicians. This staff is supplemented by a nationwide network of consulting physicians with a full range of specialties. The in-house physician staff is a resource for the development of programs, as well as clinical policies and guidelines. The staff includes experienced, board-certified physicians in such specialties as internal medicine, pediatrics, surgery, psychiatry and family practice. The staff is crucial to the development and maintenance of evidence-based medical necessity guidelines and network quality assessment efforts.

Our approach to clinical management is patient-centered, which means that we provide the level of support required to manage outcomes at an individual level. Our programs focus on proper management of illnesses and chronic conditions through early identification, intervention and education. Because we own and operate the programs, we are able to aggregate data to identify at-risk members at an early stage and to monitor individual claims data to identify high-risk patients. We connect these patients with network providers and set appointments to facilitate compliance. We then work with the patients and their providers to identify and implement cost effective treatment plans. In all cases, the decision to proceed with these treatment plans is made by the patients and their treating physicians.

Individual Consumer & Governmental Business Division

Medicare Advantage

As of December 31, 2008, our health plans operated 10 Medicare Advantage coordinated care plans in 10 states. The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts. Our health plans may also receive a monthly premium from their Medicare members and/or their employer.

The Company also offers PFFS plans in 50 states plus Washington, D.C. and Puerto Rico under the name Advantra Freedom. These plans are offered under contracts with CMS and provide enrollees with all benefits they receive under original Medicare as well as additional benefits such as preventive care, eyeglasses/hearing aid coverage and pharmacy benefits. Enrollees are not limited to network providers and may utilize any provider willing to accept the plan’s terms and conditions. Providers generally receive the same reimbursement as under original Medicare. Our PFFS products are underwritten by our company insurance subsidiaries.

Our Medicare Advantage line of business covered 380,000 members as of December 31, 2008 and accounted for $3.2 billion of revenue in 2008.

Medicare Part D

The Medicare Part D program provides eligible beneficiaries access to prescription drug coverage. As part of the Medicare Part D program, eligible Medicare recipients are able to select a prescription drug plan. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for dual-eligible beneficiaries. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid, by Medicare region, by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her benefit plan’s bid, together with the amount of his or her benefit plan’s supplemental premium. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Our Medicare Part D business accounted for $847.7 million of revenue in 2008 and had 931,000 members as of December 31, 2008. The Medicare Part D plans are marketed under the brand names of Advantra Rx, First Health Premier, and First Health Secure. For 2008, these plans include an option with first dollar coverage (no deductible) and options for generic coverage within the “doughnut hole” or the coverage gap in which no insurance coverage under the standard Part D program is available. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to sell Medicare Part D prescription drug products to Medicare beneficiaries. Medicare beneficiaries can also purchase our Medicare Part D products via the internet.

Medicaid

Certain of our health plans offer health care coverage to Medicaid recipients in eight states which, as of December 31, 2008, covered 371,000 members and accounted for $1.1 billion of revenue in 2008. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of the Medicaid members are in the Florida, Michigan, and Missouri markets, representing 80% of our total Medicaid membership.

Individual

Our health plans offer long-term major medical and high-deductible products to individual consumers. The products are purchased by the consumer with no federal or state government funding of the premium. There is no employer group to provide conditions of the contract or contribute to the premium. The distribution of these Coventry products is primarily through broker networks; however the consumer can access information and an application directly from us. Our health plans had 122,000 risk members as of December 31, 2008 and accounted for $234.8 million of revenue in 2008.

Medicaid/Public

Our Medicaid/Public entity (“Public Sector”), provides state Medicaid agencies and other government funded programs with the clinical, administrative and technological tools needed to better manage their health care, pharmacy, mental health and long-term care programs. Our Public Sector offers integrated pharmacy benefit management and health care management services.

Our Public Sector Pharmacy Benefit Management (“PBM”) division manages pharmacy benefit plans for Medicaid programs, state senior drug programs and state-funded specialty programs. This PBM program is one of the largest of its kind in the country. PBM services provided by the Public Sector division include pharmacy point-of-sale claim processing, utilization review, prior authorization, preferred drug list administration, and CMS and supplemental rebate negotiation and administration.

Our Public Sector Health Care Management division provides quality assurance, utilization review and medical management services to Medicaid programs, state mental health agencies and other public sector health care programs. HCM services provided by the Public Sector are designed to assist clients improve quality of care, contain costs, ensure appropriateness of care and measure outcomes.

Specialty Business Division

Workers’ Compensation Products

Our workers’ compensation products accounted for $736.7 million of revenue in 2008.

Bill Review

Our workers’ compensation Bill Review system provides national and multi-regional workers’ compensation clients with a system to integrate and manage their workers’ compensation medical data.

Bill Review enables our clients to have an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which represent the maximum reimbursement for medical services provided to the injured worker, differ by state (and change as state laws and regulations are passed and /or amended). The system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, we subject bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices.

In addition, our Bill Review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who utilize the Bill Review system have online access to their data and are able to create reports at their desktops.

Care Management Services

Our Care Management Services segment seeks to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability. Care Management Services includes field case management, telephonic case management, independent medical examinations, utilization management, pre-certification, concurrent and peer reviews.

Field Case Management

We provide field case management services for workers’ compensation cases through case managers working on a one-on-one basis with injured employees and their healthcare professional, employers, and insurance company adjusters.

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

Telephonic Case Management

Our telephonic case management services consist of telephonic management of workers’ compensation and auto injury claims, as well as short-term disability, long-term disability, and employee absences covered under the Family and Medical Leave Act. Although similar to field case management in that telephonic case managers coordinate the efforts of individuals involved in a medical claim, telephonic case management is typically performed for claims of shorter duration. Most telephonic case management activities are completed within 30 to 90 days.

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

Pharmacy Benefit Management

Insurance carriers, TPAs and employers contract with our First Script pharmacy benefit management program. First Script provides a retail network of over 62,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred. First Script continues to provide service to these claimants throughout the life of their workers’ compensation claim, including through an integrated home delivery program.

In addition to providing network access to workers’ compensation claimants, First Script also offers a full suite of drug utilization review tools and reports to assist its clients in controlling their pharmacy costs. These tools go beyond basic formulary management and include predictive indicators of claim severity and direction. The application of these cost control tools must be balanced with the need for claimants to receive their drugs in a convenient and timely manner. Claimants who follow their doctor’s prescription orders are more likely to recover quicker and return to work earlier. Both of these outcomes further contribute to lowering the client’s overall workers’ compensation claim costs.

Network Rental

We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. This business primarily operates on a business-to-business basis, focusing on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs. Prior to January 2008 this business was part of our Commercial Business Division. Our network rental businesses accounted for $85.8 million of revenue in 2008.

Mental-Behavioral Health Services

We operate in the managed behavioral healthcare industry and provide coordination of comprehensive mental health and substance abuse treatment to enrollees of health insurance companies, HMOs, PPOs, and employer groups throughout the United States. These services are provided through Mental Health Network Institutional Services, Inc. (“MHNet”), a company based in Austin, Texas. MHNet has offices in eight states and provides services to health plans and employer clients.

Dental Benefit Services

We offer a full suite of dental services including insured plans for all size groups, a full-service dental third-party administrator specializing in private-label programs, and a full suite of discount products. These services are offered through Group Dental Services (“GDS”), a company based in Rockville, Maryland. We acquired a majority ownership interest in GDS in May 2008.

Health Plan Markets

The geographic markets in which our health plans operate are described as follows:

•	Delaware — commercial products in Delaware and Maryland; Medicaid products in the Baltimore metropolitan area.
•

Florida — commercial and Medicaid products in South Florida as well as certain counties in North Florida and the state’s panhandle; and Medicare Advantage products in South Florida and the Tampa Bay area.

•	Georgia — commercial products in the greater Atlanta, Savannah, Augusta and Macon and Columbus metropolitan areas and Medicare Advantage products in Savannah and Atlanta.
•

Illinois — commercial products, primarily in the Western, Northern (exclusive of the Chicago Metropolitan area) and Central Illinois areas. Medicare Advantage products in portions of Central and Northern Illinois.

•	Iowa — commercial products to members primarily in the Des Moines metro area; Medicaid products in the Waterloo area; and Medicare Advantage products in twenty five counties.
•	Kansas — commercial products in Kansas and portions of Western Missouri; Medicare Advantage products in the Kansas City and Wichita metropolitan areas.
•	Louisiana — commercial products, primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Michigan — Medicaid products in Macomb, Wayne and Oakland counties (Detroit area).
•

Missouri — commercial and Medicare Advantage products to members in the St. Louis metropolitan and central Missouri area, including portions of Southern Illinois; Medicaid products also in eastern, central and western Missouri.

•	Nebraska — commercial products primarily in the Omaha metropolitan area with additional networks in Lincoln and rural Nebraska and Medicare Advantage products in five counties.
•	North Carolina — commercial products primarily in the Raleigh-Durham and Charlotte metropolitan areas.
•	Oklahoma — commercial products in both the Oklahoma City and Tulsa markets.
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

•	South Carolina — commercial and Medicaid products in the Charleston and Columbia metropolitan areas.
•	Tennessee — commercial products primarily in the metropolitan Memphis area, with additional networks in the far northern Mississippi counties of DeSoto and Tate, and in eastern Arkansas.
•	Utah — commercial products primarily in the Ogden, Salt Lake City, Park City, St. George and Provo metropolitan areas; commercial products also in Wyoming and Idaho.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial, Medicaid and Medicare Advantage products to a service area covering a majority of the state’s population.

Provider Network

Our provider network is the core of our health care and workers’ compensation businesses, providing the foundation for our products and services. We contract with hospitals, physicians and other health care providers that provide health care services at pre-negotiated rates to members and customers of various payors, including employee groups, workers’ compensation payors, insurance carriers, TPAs, HMOs, self-insured employers, union trusts and government employee plans. Provider networks offer a means of managing health care costs by reducing the per-unit price of medical services accessed through the network while providing an increased number of patients to providers.

Our provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnostics Related Group based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated, controlling the increasing trend of health care unit cost.

Our health plans maintain provider networks in the local markets in which they operate. All of our health plans currently offer an open panel delivery system where individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of our health plans.

Most of our health plan contracted primary care and specialist physicians are compensated under an established local fee schedule(s) that is structured around the resource-based relative value scale. The majority of our health plans contract with hospitals to provide for inpatient care through per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service or a per case basis. Our health plans pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary and drug prices are negotiated at discounted rates through a national network of pharmacies.

Our health plans have capitation arrangements for certain ancillary health care services, such as mental health care, laboratory services and, in some cases, physician services. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs, but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements. Medical costs associated with capitation arrangements made up approximately 4.1%, 4.9% and 6.1% of our total medical costs for the years ended December 31, 2008, 2007 and 2006, respectively. We do not consider the financial risk associated with our existing capitation arrangements to be material.

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

Our medical directors supervise medical managers who review and approve, for coverage in accordance with the health benefit plan, requests by physicians to perform certain diagnostic and therapeutic procedures, using nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer reviewed medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

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

In 2008, approximately 73.9% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format. In 2008, our claims system auto adjudicated 83.0% of all claims.

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

In addition to our commercial HMO, PPO, and POS products, which are offered on a fully insured and self-funded basis, our local health plans also continue to expand the number of lower cost product options. These options include Coventry FlexChoice, a family of “consumer-driven” products, whereby the employee bears a substantially greater proportion of health care costs.

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

We sell our Public Sector business, including government PBM and health care management lines, through an internal sales team to state and local governments across the United States. While most contracts are ultimately awarded via request-for-proposals and a competitive bid process, pre-selling efforts are critical in targeting opportunities that best match our capabilities and service offerings. Through this pre-selling effort, we are also able to identify the particular needs of prospective clients and provide assistance in public and program policy development.

Workers’ compensation services are marketed to insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

Significant Customers

Our customer, the Mail Handlers Benefit Plan, represented 9.2%, 14.7% and 19.3% of our management services revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Our health plan commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of our managed care premiums. We received 38.1%, 33.1% and 21.6% of our managed care premiums for the years ended December 31, 2008, 2007 and 2006, respectively, from the federal Medicare programs throughout our various health plan markets and from national Medicare Part D and Medicare Private-Fee-For-Service products. We also received 10.3%, 10.7% and 11.1% of our managed care premiums for the years ended December 31, 2008, 2007 and 2006, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets. In 2008, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

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

Financial Information

Required financial information related to our business segments is set forth in Note B, Segment Information, of our consolidated financial statements.

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

Most states now impose risk-based or other net worth-based capital requirements on our regulated entities. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information.

Federal Regulation

Privacy, Security and other HIPAA Requirements

The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Further, our privacy and security practices are subject to various state laws and regulations. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretation. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under the ARRA, the Department of Health and Human Services (DHHS) is required to conduct periodic compliance audits of entities covered by the HIPAA regulations, known as covered entities, and their business associates (entities that handle identifiable health information on behalf of covered entities). Many of our business operations are considered to be covered entities under HIPAA, while others are classified as business associates.

The ARRA broadens the applicability of the criminal penalty provisions under HIPAA to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. The ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per HIPAA violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Further, the ARRA extends the application of certain provisions of the HIPAA security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations. Further, state and local authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information. The ARRA provides that the Department of Health and Human Services or DHHS must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date DHHS issues these regulations.

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

Medicare and Medicaid

Some of our subsidiaries contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Some of our health plans also contract with states to provide health benefits to Medicaid recipients. As a result, we are subject to extensive federal and state regulations. CMS may audit any subsidiary operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.

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

The federal False Claims Act prohibits knowingly submitting false claims to the federal government. Private individuals known as relators or whistleblowers may bring actions on the government’s behalf under the False Claims Act and share in any settlement or judgment. Violations of the federal False Claims Act may result in treble damages and civil penalties of up to $11,000 for each false claim. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes such as the federal anti-kickback statute have thereby submitted false claims under the False Claims Act. Under the Deficit Reduction Act of 2006 (“DEFRA”), every entity that receives at least $5 million annually in Medicaid payments must establish written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. The Company has established written policies that it believes comply with this provision of DEFRA.

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

In July 2008, the Medicare Improvements for Patients and Providers Act of 2008, commonly called MIPPA, became law. MIPPA increased restrictions on marketing and sales activities of Medicare Advantage plans, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on Special Needs Plans, increased penalties for reimbursement delays under Part D; required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office estimated that the MIPPA would reduce federal spending on Medicare Advantage plans by $48.7 billion over the 2008-2018 period. Failure to comply with MIPPA or the regulations promulgated pursuant to MIPPA could result in penalties including suspension of enrollment, suspension of payment, suspension of marketing, fines and/or civil monetary penalties.

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

Managed Care Legislative Proposals

We anticipate that national healthcare reform will be a focus at the federal level in the near term. Several states are also considering healthcare reform measures. Numerous proposals have been introduced in the U.S. Congress and various state legislatures relating to managed health care reform. The provisions of legislation that may be adopted at the federal or state level can not be accurately and completely predicted at this time, and we therefore can not predict the effect of proposed legislation on our operations. However, this focus on healthcare reform, including managed care reform, may increase the likelihood of significant changes affecting the managed care industry and our business. At this time, it is unclear as to when any legislation might be enacted or the content of any new legislation, and we can not predict the effect on our operations of proposed legislation or any other legislation that may be adopted.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2008 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2008, we employed approximately 15,800 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions for the five year period of 2004 through 2008. See Note C, Acquisitions, to the consolidated financial statements, herein, for additional information on our 2008 acquisitions.

Acquisition	Markets	Type of Business	Year Acquired
OmniCare Health Plan	Michigan	Medicaid	2004
First Health Group Corp.	Multiple Markets	Multiple Products	2005
Provider Synergies, L.L.C.	Multiple Markets	Rx Management Services	2006
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007
Certain workers’ compensation business from Concentra, Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007
Mental Health Network Institutional Services, Inc.	Multiple Markets	Mental Health Products	2008
Majority Interest in Group Dental Services	Multiple Markets	Dental Products	2008

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of February 1, 2009:

Allen F. Wise	66	Chief Executive Officer and Director
Shawn M. Guertin	45	Executive Vice President, Chief Financial Officer and Treasurer
Francis S. Soistman, Jr.	52	Executive Vice President
Thomas C. Zielinski	57	Executive Vice President and General Counsel
Vishu Jhaveri, M.D.	55	Executive Vice President
E. Harry “Skip” Creasey	54	Senior Vice President
Patrisha L. Davis	53	Senior Vice President and Chief Human Resources Officer
Maria Fitzpatrick	51	Senior Vice President
James E. McGarry	50	Senior Vice President
John J. Ruhlmann	46	Senior Vice President and Corporate Controller

Effective as of January 30, 2009, Dale B. Wolf resigned from his position as President and Chief Executive Officer of our Company and was succeeded by Allen F. Wise, who was named Chief Executive Officer of our Company. Mr. Wise served as the Company’s President and Chief Executive Officer from 1996 through 2004 and served as its non-executive chairman from 2004 until December 5, 2008, when he was named Executive Chairman.

Allen F. Wise was appointed Chief Executive Officer of our Company in January 2009. He has been a director of our Company since October 1996 and Executive Chairman since December 2008. He was non-executive Chairman of the Board from January 2005 to December 2008. Mr. Wise was a private investor and principal adviser from January 2005 to January 2009. Prior to that, he was President and Chief Executive Officer of our Company from October 1996 to December 2004.

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

Thomas C. Zielinski was elected Executive Vice President of our Company, effective November 2007. He is also General Counsel of our Company and has served in that capacity since August 2001. He served as Senior Vice President of our Company from August 2001 to November 2007. Prior to that time, Mr. Zielinski worked for 19 years in various capacities for the law firm of Cozen and O'Connor, P.C., including as a senior member, shareholder and Chair of the firm’s Commercial Litigation Department.

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

E. Harry "Skip" Creasey was elected Senior Vice President, National Network Management of our Company in March 2005. From February 2003 to the time he joined our company, Mr. Creasey served as Chairman and Chief Executive Officer of Kelson Physician Partners, Inc., a provider of pediatric management services. From August 2001 to February 2003, he was the President of InterPlan Group, a health care network company. From February 2000 to July 2001, he was the Chief Executive Officer of AviaHealth, Inc., a health care internet content provider.

Patrisha L. Davis was elected Senior Vice President of our Company, effective June 2007. From November 2000 to date, she has been the Chief Human Resources Officer of our Company. She was a Vice President of our Company from March 2005 to June 2007. Ms. Davis has been a Human Resources executive with our Company since April 1998.

Maria Fitzpatrick was elected Senior Vice President of our Company in May 2007. She is our Chief Information Officer in charge of our Company’s information technology operations and has served in that capacity since joining our Company in November 2006. From February 2004 to October 2006, she was Vice President and Chief Information Officer of Mercury General Corp., a multiple line insurance organization offering automobile and homeowners’ insurance products. From February 2000 to April 2003, Ms. Fitzpatrick was Senior Vice President and Chief Information Officer of PacifiCare Health Systems, a diversified health and well-being company acquired by UnitedHealth Group in 2005.

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

General economic conditions and disruptions in the financial markets could adversely affect our business, results of operations and investment portfolio.

Worldwide financial markets have recently experienced extreme disruptions, including extraordinarily volatile stock prices and diminished liquidity and availability of credit. Together with the current recessionary environment in the U.S. and abroad and potentially other unfavorable economic developments such as inflation and unemployment, these developments could adversely affect our business, results of operations and investment portfolio.

For instance, a decline in members covered under our plans could result from layoffs and downsizing or the elimination of health benefits by employers seeking to cut costs. Economic conditions could cause our existing members to seek health coverage alternatives that we do not offer or could, in addition to significant membership loss, result in lower average premium yields or decreased margins on continuing membership. In addition, the economic downturn could negatively affect our employer group renewals and our ability to increase premiums.

The state of the economy could also adversely affect the states’ budgets, which could result in states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans, and to increase taxes and assessments on our activities. Although we could attempt to mitigate our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to do so.

In addition, a continued drop in the prices of securities across global financial markets could negatively affect our investment portfolio. Some of our investments could further experience other-than-temporary declines in fair value, requiring us to record impairment charges that adversely impact our financial results.

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

Our business is heavily regulated by federal, state and local authorities. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations. Legislative or regulatory changes that could significantly harm us and our subsidiaries include changes that:

•	impose increased liability for adverse consequences of medical decisions;
•	require coverage of pre-existing conditions;
•	limit premium levels;
•	increase minimum capital, reserves and other financial viability requirements;
•	increase government sponsorship of competing health plans;
•	impose fines or other penalties for the failure to pay claims promptly;
•	impose fines or other penalties as a result of market conduct reviews;
•	prohibit or limit rental access to health care provider networks;
•	prohibit or limit provider financial incentives and provider risk-sharing arrangements;
•	require health plans to offer expanded or new benefits;
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

We also may be subject to governmental investigations or inquiries from time to time. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry including our stock price. As a result of recent investigations, CMS has imposed sanctions and fines including immediate suspension of all enrollment and marketing activities and civil monetary penalties on certain Medicare Advantage plans. In addition, qui tam suits brought by whistleblowers have resulted in significant settlements. Any similar governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

Changes to laws may impact our ability to enroll beneficiaries and the viability of certain of our Medicare Advantage plans. MIPPA imposes restrictions on the ability to market Medicare Advantage and Prescription Drug Plans (PDPs). In addition, MIPPA requires any PFFS Plans that contract with providers to satisfy the same access requirements as other Medicare Advantage plans beginning in 2010. By 2011, most PFFS plans will be required to develop networks and meet access requirements similar to all other types of Medicare Advantage plans. Changes to PFFS plans could have an adverse effect on our ability to offer PFFS plans, our revenues, and our financial condition.

We are required to obtain and maintain various regulatory approvals to offer many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely impact our results of operations. Federal, state and local authorities frequently consider changes to laws and regulations that could adversely affect our business. We can not predict the changes that government authorities will approve in the future or assure you that those changes will not have an adverse effect on our business or results of operations.

We may be adversely affected by changes in government funding for Medicare and Medicaid.

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid. The Deficit Reduction Act of 2006 signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. MIPPA reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period. In addition, MIPPA mandated that the Medicare Payment Advisory Commission report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans. In addition, some members of the U.S. Congress have called for additional cuts to the Medicare Advantage program. Additional proposed regulatory changes would, if implemented, further reduce federal Medicaid funding. We can not predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

A reduction in the number of members in our health plans could adversely affect our results of operations.

A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;
•	reductions in the number of employers offering health care coverage;
•	reductions in work force by existing customers;
•	adverse economic conditions;
•	our increases in premiums or benefit changes;
•	our exit from a market or the termination of a health plan;
•	negative publicity and news coverage relating to our company or the managed health care industry generally; and
•	catastrophic events, including natural disasters and man-made catastrophes, and other unforeseen occurrences.

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

The non-renewal or termination of our government contracts, or unsuccessful bids for business with government agencies, could adversely impact our business, financial condition and results of operations.

Our contracts with state government programs are subject to renewal, terminations and competitive bidding procedures. In particular, the contract between our Healthcare USA subsidiary and the Missouri Medicaid program, Missouri HealthNet, runs for a three-year period, and may be extended for additional periods if Missouri HealthNet so elects. Originally scheduled to expire on June 30, 2009, the contract was recently extended through September 30, 2009. Healthcare USA expects to submit a bid for a new contract with Missouri HealthNet that would run from October 1, 2009 through June 30, 2010. This new contract would be subject to two successive one-year extensions running through June 30, 2012. If we are unable to renew or successfully re-bid for this and/or other of our state contracts, or if our such contracts were terminated or renewed on less favorable terms, our business, financial condition and results of operations could be adversely affected.

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

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

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

The indentures for our senior notes and bank credit agreement impose restrictions on our business and operations. These restrictions limit our ability to, among other things:

•	incur additional debt;
•	pay dividends, repurchase common stock, or make other restricted payments;
•	create or permit certain liens on our assets;
•	sell assets;
•	create or permit restrictions on the ability of certain of our restricted subsidiaries to pay dividends or make other distributions to us;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions; and
•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

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

Our results of operations and shareholders’ equity could be materially adversely affected if we have an impairment of our intangible assets.

Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets. Goodwill and other intangible assets were approximately $3.2 billion as of December 31, 2008, representing approximately 42% of our total assets. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 38.1% of our managed care premium revenue in 2008. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Act”) and the Drug Act’s implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the Drug Act and the Medicare program generally.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the Drug Act include potential uncollectability of receivables, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs (as well as the underlying seasonality of this business).

In 2007, we expanded our Medicare programs. Specifically, we introduced PFFS Medicare Advantage plans, expanded our Medicare Part D prescription drug benefits plans to all states, and enhanced our HMO/PPO product offerings. All of these growth activities required substantial administrative and operational capabilities. In addition, recent federal law increased the administrative, contractual and operational burdens on our PFFS Medicare Advantage plans. If we are unable to maintain the administrative and operational capabilities to address the additional needs and increasing regulation of our growing Medicare programs, it could have a material adverse effect on our Medicare business and operating results.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2008, we leased approximately 89,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 2,315,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 6% is subleased. Our leases expire at various dates from 2009 through 2019. We also own nine buildings throughout the country with approximately 798,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 6% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Legal Proceedings in Note K, Commitments and Contingencies, to the notes to the consolidated financial statements, which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2008.

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

	2008		2007
	High	Low	High	Low
First Quarter	$ 63.89	$ 37.50	$ 57.37	$ 48.78
Second Quarter	46.66	30.10	61.28	56.04
Third Quarter	39.36	28.01	64.00	50.12
Fourth Quarter	33.47	9.44	62.72	56.06

On January 31, 2009, we had approximately 901 stockholders of record, not including beneficial owners of shares held in nominee name. On January 31, 2009, our closing price was $15.13.

We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business or to repurchase our common stock. Our ability to pay dividends is limited by certain covenants and restrictions contained in our debt obligations and by insurance regulations applicable to our subsidiaries. Subject to the terms of such insurance regulations and debt covenants, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

In May 2008, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 7.3 million shares of its own stock during 2008 at an aggregate cost of $318.0 million, 7.5 millions shares during 2007, at an aggregate cost of $429.0 million, and 4.6 million shares during 2006, at an aggregate cost of $256.1 million. As of December 31, 2008, the total remaining number of common shares the Company is authorized to repurchase under this program is 6.7 million.

The following table shows our purchases of our common stock during the quarter ended December 31, 2008 (in thousands, except per share information). The Company purchased no shares of its common stock as part of its publicly announced plans during the quarter ended December 31, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program
October 1-31, 2008	4	$ 25.21	-	6,724
November 1-30, 2008	8	$ 12.58	-	6,724
December 1-31, 2008	-	$ -	-	6,724

Totals	12	$ 16.63	-	6,724

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

Item 6: Selected Financial Data

(in thousands, except per share and membership data)

	December 31,
	2008	2007	2006	2005	2004
Operations Statement Data (1)
Operating revenues	$ 11,913,646	$ 9,879,531	$ 7,733,756	$ 6,611,246	$ 5,311,969
Operating earnings	619,329	932,632	841,003	791,818	496,671
Earnings before income taxes	605,776	994,870	896,348	799,425	526,991
Net earnings	381,895	626,094	560,045	501,639	337,117
Basic earnings per share	2.56	4.04	3.53	3.18	2.55
Diluted earnings per share	2.54	3.98	3.47	3.10	2.48
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1)
Cash and investments	$ 3,171,121	$ 2,859,237	$ 2,793,800	$ 2,062,893	$ 1,727,737
Total assets	7,727,398	7,158,791	5,665,107	4,895,172	2,340,600
Total medical liabilities	1,446,391	1,161,963	1,121,151	752,774	660,475
Long-term liabilities	368,482	445,470	309,616	309,742	25,854
Debt	1,902,472	1,662,021	760,500	770,500	170,500
Stockholders’ equity	3,430,669	3,301,479	2,953,002	2,554,703	1,212,426

Operating Data (1)
Medical loss ratio	84.0%	79.6%	79.3%	79.4%	80.5%
Operating earnings ratio	5.2%	9.4%	10.9%	12.0%	9.4%
Administrative expense ratio	17.5%	18.1%	17.3%	17.9%	11.5%
Basic weighted average shares outstanding	148,893	154,884	158,601	157,965	132,188
Diluted weighted average shares outstanding	150,208	157,357	161,434	161,716	135,884
Total Risk membership	3,281,000	3,140,000	2,620,000	1,983,000	1,949,000
Total Non-risk membership	1,347,000	1,533,000	1,487,000	1,723,000	560,000

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

Summary of 2008 Performance

•	Managed care premium revenues increased 21.6% from the prior year
•	Management services revenues increased 13.5% from the prior year
•	Medicare Advantage growth of 97,000 members from the prior year, an increase of 34%
•	Medicare Part D growth of 227,000 members from the prior year, an increase of 32%
•	GAAP cash flows from operations were $627.4 million, or 164% of net earnings
•	Operating earnings as a percentage of revenues were 5.2%, compared to 9.4% in the prior year
•	Net earnings were $381.9 million, a decline of 39% from 2007, net earnings

Operating Revenue and Products

We operate health plans, insurance companies, managed care services companies, and workers’ compensation services companies and generate our operating revenues from premiums and fees for a broad range of managed care and management service products. Managed care premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Managed care premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies. These government products are offered in selected markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

Revenue for our management services products (“non-risk”) is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to our health care provider networks and health care management services, for which we do not assume underwriting risk. The management services we provide typically include health care provider network management, clinical management, pharmacy benefit management (“PBM”), bill review, claims repricing, claims processing, utilization review and quality assurance.

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

We have capitation arrangements for certain ancillary heath care services, such as mental health care, and a small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 4.1% of the Company’s total medical costs for the year ended December 31, 2008.

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

Cash Flows

We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have generally not needed to use external financing to fund operations. While we have incurred debt (as described in Note J, Debt, to our consolidated financial statements in this Form 10-K), the proceeds have primarily been used to finance acquisitions. On October 3, 2008, the Company drew down $543.5 million from its Revolving Credit Facility and repaid $103.5 million of this amount on October 10, 2008. The remaining $440.0 million will be used to optimize the Company’s liquidity position during the current uncertain macroeconomic environment and for general corporate purposes. Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions, to prepay indebtedness and for repurchases of our common stock.

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

As of December 31, 2008, we maintained allowances for retroactive billing adjustments of approximately $35.0 million compared with approximately $29.7 million at December 31, 2007. We also maintained allowances for doubtful accounts of approximately $11.0 million and $3.4 million as of December 31, 2008 and 2007, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for older receivables.

We receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership to provide healthcare benefits to our Medicare members. Premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. CMS uses a risk adjustment model to determine premium payments to health plans. This risk adjustment model apportions premiums paid to all health plans according to health severity based on diagnosis data provided to CMS. We estimate risk adjustment revenues based on the diagnosis data submitted to CMS. Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”). These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments based on appropriate guidelines.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

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

Actuarial standards of practice generally require the actuarially developed medical claims estimates to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Medical claims liabilities are recorded at an amount we estimate to be appropriate. Adjustments of prior years estimates may result in additional medical costs or, as we experienced during the last several years, a reduction in medical costs in the period an adjustment was made. Our reserve models have historically developed favorably suggesting that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims. We believe that this favorable development has been a result of good communications between our health plans and our actuarial staff regarding medical utilization mix of provider rates and other components of medical cost trend.

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands).

	2008	2007	2006
Medical liabilities, beginning of year	$ 1,161,963	$ 1,121,151	$ 752,774

Acquisitions (1)	7,590	126,583	--

Reported Medical Costs
Current year	8,916,644	7,055,596	5,570,872
Prior year development	(48,065)	(135,065)	(130,908)
Total reported medical costs	8,868,579	6,920,531	5,439,964

Claim Payments
Payments for current year	7,577,939	6,134,631	4,852,359
Payments for prior year	1,013,216	586,390	542,571
Total claim payments	8,591,155	6,721,021	5,394,930

Part D Related Subsidy Liabilities	(586)	(285,281)	323,343

Medical liabilities, end of year	$ 1,446,391	$ 1,161,963	$ 1,121,151

Supplemental Information:

Prior year development (2)	0.7%	2.5%	2.9%
Current year paid percent (3)	85.0%	86.9%	87.1%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2008 prior year development relates almost entirely to claims incurred in calendar year 2007.

The significant favorable / (unfavorable) factors driving the overall favorable prior year developments include:

•	Lower than anticipated medical cost increases of $47.6 million favorable development
•	Lower than anticipated large claim liabilities of $28.4 million favorable development
•	Lower than anticipated other specific case liabilities of $10.5 million favorable development
•	Lower than expected completion factors of ($27.1) million unfavorable development
•	Higher than expected inpatient hospital utilization of ($10.0) million unfavorable development
•	Higher than anticipated membership of ($1.3) million unfavorable development

The increase in total reported medical cost from 2007 to 2008 was driven primarily by growth in the medical cost base of the Company. A secondary driver of the medical cost growth was the change in prior year development. Prior year development experienced in 2008 was less favorable compared to amounts experienced in 2007. The lower favorable development is primarily attributable to our PFFS line of business. PFFS experienced an unfavorable development due to lower than expected completion factors.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2008 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
1.0%	$ (62,385)	(4.0)%	$ (84,502)	(1.5)%	$ (2,741)
0.7%	$ (41,939)	(2.5)%	$ (52,814)	(1.0)%	$ (1,827)
0.3%	$ (20,728)	(1.0)%	$ (21,126)	(0.5)%	$ (914)
(0.3)%	$ 20,870	1.0%	$ 21,126	0.5%	$ 914
(0.7)%	$ 42,521	2.5%	$ 52,814	1.0%	$ 1,827
(1.0)%	$ 63,682	4.0%	$ 84,502	1.5%	$ 2,741

We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts.

A regular element of our unpaid medical claim liability estimation process is the examination of actual results and if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2008 by choosing factors that reflect more recent experience.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2008. However, actual claim payments and other items may differ from established estimates.

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

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the impairment is included in net earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

We use prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of our investment securities. We utilize multiple independent pricing services and brokers to obtain fair values; however, we generally obtain one price/quote for each individual security.

We perform an analysis on market liquidity and other market related conditions to assess if the evaluated prices represent a reasonable estimate of their fair value. Examples of the procedures performed include, but are not limited to, an on-going review of pricing service methodologies, review of the prices received from the pricing service and comparison of prices for certain securities with two different price sources for reasonableness. We monitor pricing inputs to determine if the markets from which the data is gathered are active. As further validation, we sample a security’s past fair value estimates and compare the valuations to actual transactions executed in the market on similar dates. As a result of this analysis, if we determine there is a more appropriate fair value based upon available market data, which happens infrequently, the price of the security is adjusted accordingly.

Generally, we do not adjust prices received from pricing services or brokers, unless it is evident from our verification procedures the fair value measurement is not consistent with SFAS No. 157. Based upon our internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, we have concluded that the fair values provided by pricing services and brokers are consistent with the guidance in SFAS No. 157.

During the year ended December 31, 2008, the Company recognized a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities. The other-than-temporary impairment charge related to its investments in Lehman Brothers Holdings, Inc. (“Lehman”), certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities. We recognized impairments related to 31 securities during the year ended December 31, 2008. Our investments in Lehman included fixed maturity securities with a cost basis of $8.7 million. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, any recovery of our investments in Lehman is deemed remote and therefore an other-than-temporary impairment of $8.7 million was recognized. Additionally, other-than-temporary impairments recognized during the year ended 2008 included charges for certain fixed maturity securities, auction rate securities and mortgage and asset-backed securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary.

Any potential recovery of the fair value of these securities is not expected in the near term and therefore we no longer anticipate holding these securities for a period of time sufficient to allow for any anticipated recovery in fair value. These facts led us to conclude that these investment securities were other-than-temporarily impaired.

The following table includes only our investments in an unrealized loss position at December 31, 2008. For these investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal bonds	$ 154,665	$ (3,052)	$ 21,441	$ (1,494)	$ 176,106	$ (4,546)
US Treasury securities	274,891	(54)	-	-	274,891	(54)
Mortgage-backed securities	53,441	(4,525)	27,815	(5,956)	81,256	(10,481)
Asset-backed securities	46,508	(2,413)	9,135	(4,483)	55,643	(6,896)
Corporate debt and other securities	78,730	(1,450)	4,063	(1,363)	82,793	(2,813)
	$ 608,235	$ (11,494)	$ 62,454	$ (13,296)	$ 670,689	$ (24,790)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment. The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets. We intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity.

Our municipal bond investments remain at an investment grade status based on their own merits (excluding monoline insurers). Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $498.6 million of our $841.3 million total state and municipal bond holdings are insured through a monoline insurer. For our mortgaged-backed and asset-backed securities, our holdings remain at investment grade with a AAA rating. We participate in only the higher level investment tranches. For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill and Other Long-lived Assets

Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. We performed a goodwill impairment analysis, at the reporting unit level, as of October 1, our annual impairment test date. However, we could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment. Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. For our impairment analysis we relied on both the income approach and the market approach. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows utilizing a risk adjusted discount rate. The market approach estimates a business’s fair value by comparing our Company to similar publicly traded entities and also by analyzing the recent sales of similar companies. The approaches were reviewed together for consistency and commonality.

In the case of a publicly traded company, the objective of the market capitalization approach is to determine whether the quoted market price is indicative of the fair value of its reporting units. In addressing the relationship of the determined fair value of our reporting units to our market capitalization, we considered factors outlined in SFAS No. 142, “Goodwill and Other Intangible Assets,” including:

•	the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties;
•	quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available;
•

the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole; and

•	the quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit.

Subsequent to our 2008 annual impairment test, we experienced a decline in the market capitalization of our Company to an amount below book value. As a result, we reconsidered our analysis, incorporating new information that became available after the annual impairment date. This new information included operating results for the quarter ended December 31, 2008 as well as revised expectations for fiscal year 2009.

While we considered the market capitalization decline in our evaluation of fair value of goodwill, we concluded that it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, the economic recession and current pricing and/or medical trend issues within the managed care industry. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and managed care industry events. Any impairment charges that may result will be recorded in the period in which the impairment is identified. We have not incurred an impairment charge related to goodwill.

While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur. Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected.

In accordance with SFAS No. 142, we test intangible assets not subject to amortization for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We have chosen October 1 as our impairment testing date. Our only intangible asset that is not subject to amortization consists of a trade name.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that are subject to amortization for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Our intangible assets that are subject to amortization consist of our customer lists, licenses, and provider networks.

We have not incurred an impairment charge related to our other intangible assets. See Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to these assets.

In accordance with SFAS No. 144, we periodically review long-lived assets for recoverability whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets.

Our other long-lived assets consist of property and equipment which are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the cost of internally developed software is capitalized and included in property and equipment. We capitalize costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. We have not incurred an impairment charge related to our long-lived assets. See Note E, Property and Equipment, to the consolidated financial statements for additional disclosure related to these assets.

Stock-Based Compensation Expense

We account for share based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note G, Stock-Based Compensation, to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

New Accounting Standards

For this information, refer to Note A, Organization and Summary of Significant Accounting Policies, to the Notes to the Consolidated Financial Statements herein.

Acquisitions

For this information, refer to Note C, Acquisitions, to the Notes to the Consolidated Financial Statements herein.

Membership

The following table presents our membership as of December 31, 2008 and 2007 (in thousands).

Membership by Product	December 31,
	2008	2007
Commercial group risk(1)	1,477	1,580
Health plan ASO	714	750
Other ASO(2)	633	783
Total Commercial Division	2,824	3,113

Medicare Advantage(3)	380	283
Medicare Part D	931	704
Total Medicare	1,311	987

Medicaid risk	371	480
Individual	122	93
Total Individual Consumer & Gov’t Division	1,804	1,560

Total Membership	4,628	4,673

(1)“Commercial Group Risk” membership includes our health plan commercial group business and a small group PPO insurance block which was previously imbedded within our First Health segment.

(2)“Other ASO” membership includes active National Accounts and FEHBP administrative services business.

(3)“Medicare Advantage” membership includes Medicare Advantage HMO, Medicare Advantage PPO and Medicare Advantage PFFS results.

Commercial group risk membership decreased 103,000 due to terminations and due to certain groups changing from a risk product to a non-risk product. Health plan ASO membership decreased 36,000 primarily due to the loss of a large group in our Utah market partially offset by a shift of certain groups from a risk product to a non-risk product. Other ASO membership decreased 150,000 due to losses of National Accounts business.

Individual Consumer & Government membership increased 244,000 from the prior year end, primarily due to organic growth in all Medicare products and expansion into new areas. Medicaid risk membership decreased 109,000 primarily due to the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008. This was a capitated pass-through arrangement we had with a local provider group. Given the nature of this globally capitated contract, we earned a low single digit operating margin.

Results of Operations

The following table is provided to facilitate a more meaningful discussion regarding the comparison of our operations for each of the three years in the period ended December 31, 2008 (in thousands, except earnings per share and percentage data).

			Increase			Increase
	2008	2007	(Decrease)	2007	2006	(Decrease)
Consolidated Business
Total operating revenues	$ 11,913,646	$ 9,879,531	20.6%	$ 9,879,531	$ 7,733,756	27.7%
Operating earnings	$ 619,329	$ 932,632	(33.6%)	$ 932,632	$ 841,003	10.9%
Operating earnings as a % of revenue	5.2%	9.4%	(4.2%)	9.4%	10.9%	(1.5%)
Net earnings	$ 381,895	$ 626,094	(39.0%)	$ 626,094	$ 560,045	11.8%
Diluted earnings per share	$ 2.54	$ 3.98	(36.2%)	$ 3.98	$ 3.47	14.7%
Selling, general and administrative	17.5%	18.1%	(0.6%)	18.1%	17.3%	0.8%
	as a percentage of revenue

Comparison of 2008 to 2007

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial Divisions. The increase is a result of growth in existing products as well as from our acquisitions during 2007 of Vista Health Plans (“Vista”) and Mutual of Omaha (“Mutual”). The increase was partially offset by a decline in same store Commercial risk membership over the prior year.

Management services revenue increased compared to the prior year primarily as a result of the acquisition of Concentra, Inc. (“Concentra”) and organic growth in our workers’ compensation services business. This increase was partially offset by the Other ASO membership decline described above.

Medical costs increased as a result of new business in both our Individual Consumer & Government and Commercial Divisions discussed above. Medical cost also increased due to increased Commercial and Medicare PFFS medical cost trend as well as unfavorable IBNR reserve development on our Medicare PFFS business. The Medicare Part D medical loss ratio increase was a result of the premium rate changes from the annual competitive bid filings for our Medicare part D products and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to normal operating costs associated with our prior year acquisitions of Concentra, Mutual and Vista, as well as costs related to growth of our Medicare business.

Depreciation and amortization expense primarily increased as a result of the expense associated with the identifiable intangible assets identified with our recent acquisitions.

Interest expense increased primarily as a result of the issuance of debt during the prior year and due to interest expense incurred on the net draw down of $440.0 million on the Revolving Credit Facility in October 2008. The increase was partially offset by the redemption during the first quarter of 2007 of our $170.5 million of outstanding 8.125% senior notes due February 15, 2012. Associated with this redemption, we recognized $9.1 million of interest expense in the prior year first quarter for both the premium paid on redemption as well as the write off of associated deferred financing costs.

Other income decreased due to a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities. The decrease also resulted from lower interest rates during 2008.

The effective tax rate was essentially flat at 37.0%, as compared to 37.1% for the prior year.

Comparison of 2007 to 2006

Managed care premium revenue increased in both our Individual Consumer & Government and Commercial divisions. The growth was a result of our new PFFS product, growth in existing products as well as from the acquisitions; each of which is described above. Partially offsetting the increase was a decline in same store Commercial risk membership over the prior year period.

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

Selling, general and administrative expense increased primarily due to operating costs associated with our acquisitions of Concentra, Mutual and Vista, as well as costs related to our new Medicare PFFS business in 2007. The increase in total selling, general and administrative expense was also attributable to increased salary and benefit expense as we position ourselves for future growth initiatives and as we incur normal annual compensation increases.

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

Other income, net increased primarily as a result of a larger investment portfolio and higher interest rates.

Our provision for income taxes increased due to an increase in earnings. The effective tax rate decreased to 37.1% compared to 37.5% for the same period in 2006 primarily as a result of a change in the proportion of our earnings in states with lower tax rates.

Business Segments

We have three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the chief operating decision maker. Beginning in 2008, in order to reflect a change in the manner in which we manage our operations, our network rental business operations were reclassified from our Commercial Division to our Specialty Division. Our network rental business results for the 2007 period have been reclassified to conform to the 2008 presentation. The Commercial Division is comprised of all of our commercial employer-focused businesses, including the traditional health plan group risk and ASO products as well as the National Accounts and FEHBP. The Individual Consumer & Government Division contains our individual consumer products and all Medicare and Medicaid products. The Specialty Division includes our workers’ compensation services businesses, network rental business, mental-behavioral health benefits business of MHNet and the dental benefits business of GDS.

Operating Revenues (in thousands)

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2008	2007	(Decrease)	2007	2006	(Decrease)
Commercial group risk premiums	$ 5,169,773	$ 4,785,095	$ 384,678	$ 4,785,095	$ 4,580,165	$ 204,930
Commercial ASO	351,699	410,071	(58,372)	410,071	418,304	(8,233)
Total Commercial Division	5,521,472	5,195,166	326,306	5,195,166	4,998,469	196,697
Medicare risk premiums	4,024,946	2,871,605	1,153,341	2,871,605	1,484,548	1,387,057
Medicaid risk premiums	1,087,189	928,259	158,930	928,259	762,093	166,166
Individual risk premiums	234,792	104,674	130,118	104,674	30,495	74,179
Medicaid ASO	179,526	185,490	(5,964)	185,490	184,503	987
Total Individual Consumer & Gov't Division	5,526,453	4,090,028	1,436,425	4,090,028	2,461,639	1,628,389
Total Specialty Division	909,086	599,940	309,146	599,940	280,209	319,731
Eliminations	(43,365)	(5,603)	(37,762)	(5,603)	(6,561)	958
Total Operating Revenues	$11,913,646	$ 9,879,531	$2,034,115	$ 9,879,531	$ 7,733,756	$2,145,775

Gross Margin (in thousands)

	Years Ended December 31,		Increase	Years Ended December 31,		Increase
	2008	2007	(Decrease)	2007	2006	(Decrease)
Commercial Division	$ 1,288,212	$ 1,445,201	$ (156,989)	$ 1,445,201	$ 1,439,999	$ 5,202
Individual Consumer & Gov't Division	909,951	918,361	(8,410)	918,361	577,491	340,870
Specialty Division	660,507	506,132	154,375	506,132	280,209	225,923
Eliminations	(9,203)	(4,502)	(4,701)	(4,502)	(3,907)	(595)
Total	$ 2,849,467	$ 2,865,192	$ (15,725)	$ 2,865,192	$ 2,293,792	$ 571,400

Revenue and Medical Cost Statistics

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2008	2007	(Decrease)	2007	2006	(Decrease)

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$ 286.30	$ 273.76	4.6%	$ 273.76	$ 260.69	5.0%
Medicare Advantage risk (1)	$ 862.60	$ 837.69	3.0%	$ 837.69	$ 857.28	(2.3%)
Medicare Part D (2)	$ 88.34	$ 99.57	(11.3%)	$ 99.57	$ 103.77	(4.0%)
Medicaid risk	$ 208.50	$ 183.77	13.5%	$ 183.77	$ 167.30	9.8%
Individual	$ 177.84	$ 167.57	6.1%	$ 167.57	$ 156.33	7.2%
Medical Loss Ratios:
Health plan commercial risk (1) (2)	81.7%	78.3%	3.4%	78.3%	77.8%	0.5%
Medicare Advantage risk	89.0%	80.5%	8.5%	80.5%	79.4%	1.1%
Medicare Part D	84.1%	78.1%	6.0%	78.1%	84.5%	(6.4%)
Medicaid risk	85.3%	87.3%	(2.0%)	87.3%	85.6%	1.7%
Individual	62.9%	63.4%	(0.5%)	63.4%	62.0%	1.4%

(1) Revenue PMPM excludes the impact of revenue ceded to external parties.
(2) Revenue PMPM excludes the impact of CMS risk share adjustments and revenue ceded to external parties.

Comparison of 2008 to 2007

Commercial Division

Commercial group risk premium revenue increased as a result of the acquisitions of Mutual and Vista in 2007. To a lesser extent the increase was a result of an increase in average realized premium yields per member per month in our commercial group risk business, resulting from renewal rate increases net of benefit buy downs on renewing groups and the mix of new group business net of terminated groups. This increase in premium revenue was partially offset by membership declines in our same store commercial group risk business. However, a portion of those members changed from our risk products to our non-risk products.

Commercial ASO revenue declined from the prior year due to membership losses in our National Accounts non-risk business as well as due to fee negotiations related to the long-term renewal of our contract as plan administrator of the Mail Handler’s Benefit Plan. These declines were partially offset by an increase in our Commercial health plan ASO revenue.

Gross margin decreased during the year as a result of the increase in the Commercial health plan medical loss ratio in 2008 and the decline in Commercial management services revenue discussed above. The decrease was partially offset by the gross margin derived from the acquisitions discussed above.

Individual Consumer & Government Division

Individual Consumer & Government Division revenue increased as a result of membership growth from our Medicare Advantage business, as well as increased Medicare Part D and Individual membership, both organic and acquired.

Medicare Advantage risk premium yields, excluding the impact of revenue ceded to external parties, per member per month increased as a result of the rate increases from the annual competitive bid filings for our Medicare Advantage products as well as from increases in risk factor adjustment scores for our Medicare Advantage products. With the impact of the ceded revenue being included in the premium yield, the Medicare Advantage risk premium yields, per member per month decreased to $742.07 in 2008 compared to $771.81 in 2007. The decrease was a result of a larger portion of our Medicare PFFS business in 2008 being ceded to external parties through quota share arrangements. This average premium yield decrease was partially offset by the annual competitive bid filings and risk factor scores noted above.

Part D premium yields, excluding the impact of CMS risk sharing premium adjustments and revenue ceded to external parties, were $88.34 in 2008 compared to $99.57 in 2007 primarily due to the annual competitive bid filings for our Part D products as well as the mix of products sold. Including the impact of the CMS risk sharing premium adjustments as well as the ceded revenue, the yields were $78.84 in 2008 compared to $82.53 in 2007.

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

The decrease in gross margin in our Individual Consumer & Government Division was driven by lower gross margins in our Medicare PFFS business as a result of increased medical costs in 2008. This decrease was partially offset by growth from our Medicare Advantage HMO and PPO business, as well as increased Medicaid and Individual business, both organic and acquired. Medicare Part D medical costs as a percentage of premium revenue have increased as a result of a widening of the risk corridors and growth in our low-income auto-assign population in 2008. Medicaid medical costs as a percentage of premium revenue decreased over the prior year period as a result of the premium yield increases discussed above.

Specialty Division

Specialty Division revenue increased primarily as a result of the acquisition of certain business from Concentra during the second quarter of 2007, as well as organic growth in our workers’ compensation services business. The increase was also a result of the acquisition of MHNet in the first quarter of 2008 and to a lesser extent the acquisition of GDS in the second quarter of 2008.

Specialty Division gross margin increased during the current year as a result of the revenue increases discussed above partially offset by an increase in medical costs attributable to MHNet and GDS and costs of sales associated with the revenue growth in workers’ compensation services.

Liquidity and Capital Resources

Liquidity

The nature of a majority of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 15 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately one to two months of “float.” In addition, accumulated earnings provide further positive cash flow. In addition to ample current liquidity, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits.

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. Our fixed income portfolio has an average quality rating of “AA+” and a modified duration of 3.3 years as of December 31, 2008. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $66.5 million restricted under state regulations, increased $309.7 million to $3.1 billion at December 31, 2008 from $2.8 billion at December 31, 2007.

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

Cash Flows

Operating Activities

Net cash from operating activities for the year ended December 31, 2008, was a result of net earnings and an increase in both medical liabilities and deferred revenue, partially offset by an increase in other receivables and a decrease in other payables. The increase in medical liabilities during 2008, as discussed herein, primarily related to our Medicare PFFS business and resulted from an increase in medical costs as well as from growth in that business. Other receivables increased primarily due to an increase in pharmacy rebate receivables and also due to an increase in the receivables related to the CMS program. Other payables decreased due to the payout in 2008 of 2007 incentive compensation accruals without a comparable accrual in 2008.

Our net cash from operating activities in 2008 was $47.3 million higher than 2007. Contributing to this was a larger increase in medical liabilities in 2008 than in 2007 due to the reasons described above but also due to the growth in our Medicare PFFS business in 2008. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. The increase in medical liabilities was partially offset by a decline in net earnings in 2008 compared to 2007 and a larger increase in other receivables during 2008, primarily related to pharmacy rebate and Medicare accruals.

Investing Activities

Capital expenditures in 2008 of approximately $69.4 million consist primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems. Projected capital expenditures in 2009 of approximately $65-$75 million consist primarily of computer hardware, software and other equipment.

During 2008, we made acquisitions for a total cost of approximately $137.4 million, net of cash acquired, which was paid in cash.

Financing Activities

The details of our debt transactions are as follows:

•	During November and December 2008, we repurchased a total of $10.0 million of our remaining outstanding 5.95% Senior Notes due March 15, 2017.

•

On October 3, 2008, we drew down $543.5 million from our Revolving Credit Facility and repaid $103.5 million of this amount on October 10, 2008. The remaining $440.0 million will be used to optimize our liquidity position during the current uncertain macroeconomic environment and potentially for general corporate purposes. Also, a few times during 2008 we drew down and repaid certain amounts on our Revolving Credit Facility for general corporate purposes.

Our credit facilities require compliance with a leverage ratio. All of our senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and in some cases provide for debt repayment upon consolidations or mergers. As of December 31, 2008, we were in compliance with applicable covenants under the senior notes and credit facility.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In May 2008, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. As a part of this program, 4.6 million shares were purchased in 2006 at an aggregate cost of $256.1 million, 7.5 million shares of our common stock were purchased in 2007 at an aggregate cost of $429.0 million and 7.3 million shares of our common stock were purchased in 2008 at an aggregate cost of $318.0 million. As of December 31, 2008, the total remaining common shares we are authorized to repurchase under this program is 6.7 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2008, we received $332.1 million in dividends from our regulated subsidiaries and infused $225.2 million in capital contributions into our subsidiaries.

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

The majority of states in which we operate health plans have adopted RBC policy that recommends the health plans maintain statutory reserves at or above the ‘Company Action Level’ which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states, in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2008 and 2007 (in millions, except percentage data).

	2008	2007
	(unaudited)
Regulated capital and surplus	$ 1,299.4	$ 1,209.6
200% of RBC (a,b)	$ 657.7	$ 562.2
Excess capital and surplus above 200% of RBC (a,b)	$ 641.7	$ 647.4
Capital and surplus as percentage of RBC (a,b)	395%	430%
Statutory deposits	$ 66.5	$ 64.4

(a) Unaudited

(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings and capital contributions made by the parent company, partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $549.9 million and $436.2 million at December 31, 2008 and 2007, respectively. The increase was primarily due to dividends received from our regulated subsidiaries and additional borrowings on our credit facility. These were partially offset by payments for MHNet and GDS acquisitions, capital infusions into our subsidiaries, and payments made for share repurchases.

Other

As of December 31, 2008, we were contractually obligated to make the following payments within the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Senior notes	$ 1,290,000	$ -	$ -	$ 250,000	$ 1,040,000
Interest payable on senior notes	499,397	78,160	156,320	197,761	67,156
Credit facilities	615,029	-	-	615,029	-
Interest payable on credit facilities (a)	106,474	30,173	60,346	15,955	-
Software purchases	8,700	8,700	-	-	-
Operating leases	158,878	37,921	58,979	35,192	26,786
Total contractual obligations	2,678,478	154,954	275,645	1,113,937	1,133,942

Less sublease income	(10,272)	(2,885)	(3,741)	(2,252)	(1,394)
Net contractual obligations	$ 2,668,206	$ 152,069	$ 271,904	$ 1,111,685	$ 1,132,548

(a) Interest payable on credit facilities has been estimated based on interest rates as of February 2009 and assumes no additional changes in the principal amount.

Refer to Note K, Commitments and Contingencies, to our consolidated financial statements for additional information related to our operating leases.

We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above. As of December 31, 2008, we had $51.8 million of unrecognized tax benefits. The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments.

Other Disclosures

Legal Proceedings

Refer to Legal Proceedings in Note K, Commitments and Contingencies, which is incorporated herein by reference.

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

2009 Outlook

We expect to add in excess of 75,000 net Medicare Advantage members during 2009 from both individual and group sales.

We expect to add in excess of 420,000 net Part D members compared to our 2008 year end membership. A majority of these new members will be in our Advantra Rx Mainstream products.

We expect our Health Plan Commercial Group Risk membership to decline 4% as of January 1, 2009, and 6% to 8% for the full year. We expect the corresponding medical loss ratio for Health Plan Commercial Group Risk to be between 82.5% and 83.0% for the year.

We expect to remain conservatively invested in high-quality securities, with approximately $1.6 billion in cash, cash equivalents, and treasury securities as of the beginning of the year. Accordingly, given the current interest rate environment, we expect investment income to decrease in 2009.

Regarding the use of cash, our first priority will be supporting the regulatory capital needs of our subsidiaries and maintaining liquidity. Our second priority will be a measured and balanced application of available cash to reduce our debt and to repurchase our shares consistent with our financial goals for the year.

Risk Factors

Refer to Part I, Item 1A, “Risk Factors,” which is incorporated herein by reference.

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

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the write down is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. See Note F, Investments, to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

Our investments at December 31, 2008 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2008	Cost	Value
Maturities:
Within 1 year	$ 410,097	$ 411,874
1 to 5 years	590,678	588,629
5 to 10 years	381,324	385,756
Over 10 years	597,655	608,168
Total	$ 1,979,754	1,994,427
Equity investments		53,580
Total short-term and long-term securities		$ 2,048,007

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
As of December 31, 2008
(in thousands)
(300)	(200)	(100)	100	200	300

$ 109,060	$ 94,994	$ 59,947	$ (66,926)	$ (133,242)	$ (196,653)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note H, Income Taxes, to the consolidated financial statements, Coventry Health Care, Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 27, 2009

Coventry Health Care, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 1,123,114	$ 945,535
Short-term investments	338,129	155,248
Accounts receivable, net of allowance of $11,040 and $3,424
as of December 31, 2008 and 2007, respectively	293,636	263,021
Other receivables, net	524,803	313,350
Other current assets	130,808	169,547
Total current assets	2,410,490	1,846,701

Long-term investments	1,709,878	1,758,454
Property and equipment, net	308,016	321,287
Goodwill	2,695,025	2,573,325
Other intangible assets, net	546,168	590,419
Other long-term assets	57,821	68,605
Total assets	$ 7,727,398	$ 7,158,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$ 1,446,391	$ 1,161,963
Accounts payable and other accrued liabilities	474,561	518,806
Deferred revenue	104,823	69,052
Total current liabilities	2,025,775	1,749,821

Long-term debt	1,902,472	1,662,021
Other long-term liabilities	368,482	445,470
Total liabilities	4,296,729	3,857,312

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized
190,318 issued and 148,288 outstanding in 2008
189,894 issued and 154,636 outstanding in 2007	1,903	1,899
Treasury stock, at cost; 42,031 in 2008; 35,258 in 2007	(1,287,662)	(987,132)
Additional paid-in capital	1,748,580	1,702,989
Accumulated other comprehensive income	8,965	6,735
Retained earnings	2,958,883	2,576,988
Total stockholders’ equity	3,430,669	3,301,479
Total liabilities and stockholders’ equity	$ 7,727,398	$ 7,158,791

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Operating revenues:
Managed care premiums	$ 10,563,163	$ 8,689,633	$ 6,857,301
Management services	1,350,483	1,189,898	876,455
Total operating revenues	11,913,646	9,879,531	7,733,756

Operating expenses:
Medical costs	8,868,579	6,920,531	5,439,964
Cost of sales	195,600	93,808	-
Selling, general and administrative	2,079,912	1,789,991	1,339,522
Depreciation and amortization	150,226	142,569	113,267
Total operating expenses	11,294,317	8,946,899	6,892,753

Operating earnings	619,329	932,632	841,003

Interest expense	96,386	82,217	52,446
Other income, net	82,833	144,455	107,791

Earnings before income taxes	605,776	994,870	896,348

Provision for income taxes	223,881	368,776	336,303

Net earnings	$ 381,895	$ 626,094	$ 560,045

Net earnings per share:
Basic earnings per share	$ 2.56	$ 4.04	$ 3.53

Diluted earnings per share	$ 2.54	$ 3.98	$ 3.47

Weighted average common shares outstanding:
Basic	148,893	154,884	158,601
Effect of dilutive options and restricted stock	1,315	2,473	2,833
Diluted	150,208	157,357	161,434

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except shares which are in millions)

					Accumulated
			Treasury	Additional	Other		Total
	Common Stock		Stock,	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	at Cost	Capital	Income (Loss)	Earnings	Equity
Balance, December 31, 2005	186.3	$1,863	$(299,001)	$1,468,176	$(3,743)	$1,387,408	$2,554,703

Comprehensive income:
Net earnings						560,045	560,045
Other comprehensive income:
Holding loss, net					(61)
Reclassification adjustment					429
							368
Deferred tax effect					(144)		(144)
Comprehensive income							560,269
Employee stock plans activity	1.3	13	4,296	102,925			107,234
Treasury shares acquired			(269,204)				(269,204)
Balance, December 31, 2006	187.6	$1,876	$(563,909)	$1,571,101	$(3,519)	$1,947,453	$2,953,002

Comprehensive income:
Net earnings						626,094	626,094
Other comprehensive income:
Holding gain, net					17,697
Reclassification adjustment					(1,162)
							16,535
Deferred tax effect					(6,281)		(6,281)
Comprehensive income							636,348
Employee stock plans activity	2.3	23	16,014	131,888			147,925
Cumulative adjustment upon
adoption of FIN 48						3,441	3,441
Treasury shares acquired			(439,237)				(439,237)
Balance, December 31, 2007	189.9	$1,899	$(987,132)	$1,702,989	$6,735	$2,576,988	$3,301,479

Comprehensive income:
Net earnings						381,895	381,895
Other comprehensive income:
Holding gain, net					7,652
Reclassification adjustment					(3,996)
							3,656
Deferred tax effect					(1,426)		(1,426)
Comprehensive income							384,125
Employee stock plans activity	0.4	4	22,607	45,591			68,202
Treasury shares acquired			(323,137)				(323,137)
Balance, December 31, 2008	190.3	$1,903	$(1,287,662)	$1,748,580	$8,965	$2,958,883	$3,430,669

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$ 381,895	$ 626,094	$ 560,045
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	150,226	142,569	113,267
Amortization of stock compensation	60,582	64,129	55,197
Deferred income tax benefit	(34,178)	(25,017)	(14,908)
Loss on other-than-temporarily impaired securities	36,160	-	-
Other adjustments	5,615	6,635	3,011
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	(28,699)	2,523	21,164
Other receivables	(198,904)	(89,190)	(88,367)
Medical liabilities	276,417	(98,781)	368,377
Accounts payable and other accrued liabilities	(49,689)	(20,122)	64,061
Other changes in assets and liabilities	27,931	(28,830)	(15,376)
Net cash from operating activities	627,356	580,010	1,066,471

Cash flows from investing activities:
Capital expenditures, net	(69,371)	(61,307)	(72,573)
Proceeds from sales of investments	696,806	1,022,810	1,098,111
Proceeds from maturities of investments	166,034	321,561	577,506
Purchases of investments and other	(1,034,892)	(1,633,113)	(1,420,604)
Payments for acquisitions, net of cash acquired	(137,374)	(1,192,601)	(35,392)
Net cash from investing activities	(378,797)	(1,542,650)	147,048

Cash flows from financing activities:
Proceeds from issuance of stock	7,233	52,262	23,023
Payments for repurchase of stock	(323,137)	(439,237)	(269,204)
Proceeds from issuance of debt, net	668,409	1,153,280	-
Repayment of debt	(423,872)	(260,500)	(10,000)
Excess tax benefit from stock compensation	387	31,534	21,852
Net cash from financing activities	(70,980)	537,339	(234,329)

Net change in cash and cash equivalents	177,579	(425,301)	979,190
Cash and cash equivalents at beginning of period	945,535	1,370,836	391,646
Cash and cash equivalents at end of period	$ 1,123,114	$ 945,535	$ 1,370,836

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 78,160	$ 55,596	$ 49,745
Income taxes paid, net	$ 273,917	$ 445,284	$ 290,763

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a diversified national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental and workers’ compensation services companies. Through its Commercial Business Division, Individual Consumer & Government Business Division and Specialty Business Division, the Company provides a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. See Note C to these consolidated financial statements for information on the Company’s 2008 acquisitions.

Significant Accounting Policies

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All inter-company transactions have been eliminated.

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

Significant Customers - The Company’s commercial business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 38.1%, 33.1% and 21.6% of its managed care premiums for the years ended December 31, 2008, 2007 and 2006, respectively, from the federal Medicare program throughout its various markets. The Company also received 10.3%, 10.7% and 11.1% of its managed care premiums for the years ended December 31, 2008, 2007 and 2006, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the years ended December 31, 2008, 2007 and 2006, the State of Missouri accounted for almost half the Company’s Medicaid premiums. These revenues from the Medicare and Medicaid Programs are included in the Individual Consumer & Government Business Division. The Company received 9.2%, 14.7% and 19.3% of its management services revenue from a single customer, Mail Handlers Benefit Plan, for the years ended December 31, 2008, 2007 and 2006, respectively and is included in the Commercial Business Division.

Cash and Cash Equivalents - Cash and cash equivalents consist principally of money market funds, commercial paper, certificates of deposit, and treasury bills. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

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

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity. A decline in fair value below amortized cost that is judged to be other–than–temporary is accounted for as a realized loss and the impairment is included in earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. Treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

Other Receivables - Other receivables include pharmacy rebate receivables, Medicare Part D program related receivables, risk share and subsidy receivables, Medicare risk adjuster receivables, Office of Personnel Management (“OPM”) receivables, receivables from providers and suppliers, interest receivables, and any other receivables that do not relate to premiums. The increase in other receivables during 2008 primarily resulted from an increase in the pharmacy rebate, Medicare Part D, and Medicare risk adjuster receivables due to growth in the Medicare risk business.

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

Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for business combinations, goodwill and other intangibles in accordance with SFAS No. 141, “Business Combinations,” SFAS No. 142, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. An intangible asset that is subject to amortization is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company’s annual impairment test date is October 1 of each fiscal year. The Company considers multiple approaches to identifying the fair value of its goodwill and other intangible assets. Those approaches include the market approach and the income approach. The market approach estimates a business’s fair value by utilizing market multiples. The income approach is based on the present value of expected future cash flows. Impairment charges will be recorded in the period in which the impairment took place. See Note D, Goodwill and Other Intangible Assets, to consolidated financial statements for disclosure related to goodwill and other intangible assets.

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

The following table shows the components of the change in medical liabilities for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	2008	2007	2006
Medical liabilities, beginning of year	$ 1,161,963	$ 1,121,151	$ 752,774

Acquisitions (1)	7,590	126,583	--

Reported Medical Costs
Current year	8,916,644	7,055,596	5,570,872
Prior year development	(48,065)	(135,065)	(130,908)
Total reported medical costs	8,868,579	6,920,531	5,439,964

Claim Payments
Payments for current year	7,577,939	6,134,631	4,852,359
Payments for prior year	1,013,216	586,390	542,571
Total claim payments	8,591,155	6,721,021	5,394,930

Part D Related Subsidy Liabilities	(586)	(285,281)	323,343

Medical liabilities, end of year	$ 1,446,391	$ 1,161,963	$ 1,121,151

Supplemental Information:

Prior year development (2)	0.7%	2.5%	2.9%
Current year paid percent (3)	85.0%	86.9%	87.1%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2008 prior year development relates almost entirely to claims incurred in calendar year 2007.

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

Other Long-term Liabilities - Other long-term liabilities consist primarily of liabilities associated with the 401(k) Restoration and Deferred Compensation Plan, the deferred tax liabilities associated with acquired intangible assets, a limited partnership investment, property, plant, and equipment, policy / claims payable, funds held on deposit, and the liability for unrecognized tax benefit.

Comprehensive Income – Comprehensive income includes net earnings, unrealized net gains and losses on investment securities, and other than temporary impairments on its investments. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net earnings, such as realized gains and losses on investment securities. The deferred tax provision for unrealized holding gains arising from investment securities during the years ended December 31, 2008 and 2007 was $3.0 million and $6.3 million, respectively. The deferred tax benefit for unrealized holding losses arising from investment securities during the year ended December 31, 2006 was $0.02 million. The deferred tax provision for reclassification adjustments for gains included in net earnings on investment securities during the years ended December 31, 2008 and 2007 was $1.6 million and $0.5 million, respectively. The deferred tax benefit for reclassification adjustments for losses included in net earnings on investment securities during the years ended December 31, 2006 was $0.2 million.

Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month proceeding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. The Company also receives premium payments from Centers for Medicare & Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue. CMS uses a risk adjustment model to determine premium payments to health plans. This risk adjustment model apportions premiums paid to all health plans according to health severity based on diagnosis data provided to CMS. The Company estimates risk adjustment revenues based on the diagnosis data submitted to CMS. Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed following the end of contract year. For both contract years of 2007 and 2008, as of December 31, 2008, the CMS risk sharing payable was $21.4 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing receivable was $7.0 million and is included in other receivables. For both contract years of 2006 and 2007, as of December 31, 2007, the CMS risk sharing payable was $52.5 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing receivable was $4.0 million and is included in other receivables. As of December 31, 2008, the subsidy amounts payable totaled $55.8 million and is included in medical liabilities and the subsidy amounts receivable totaled $12.8 million and is included in other receivables. As of December 31, 2007, the subsidy amounts payable totaled $62.0 million and is included in medical liabilities and the subsidy amounts receivable totaled $29.4 million and is included in other receivables.

The Company has quota share arrangements on certain individual and employer groups with two of its Medicare distribution partners covering portions of the Company’s Medicare Part D and Medicare Private Fee for Service businesses. As a result of the quota share sharing arrangements, for the years ended December 31, 2008, 2007 and 2006, the Company ceded premium revenue of $574.1 million, $250.2 million, and $65.8 million, respectively, and the associated medical costs to these partners. The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.

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

The Company enters into performance guarantees with employer groups where it pledges to meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone response time, etc. The Company also enters into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member, per-month or achieving overall network penetration in defined demographic markets. For each guarantee, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis pursuant to the ultimate rights and obligations of the parties upon termination of the contracts.

Revenue for pharmacy benefit management services in both the National Accounts business and the Public Sector is derived on a pre-negotiated contractual amount per claim. Revenue related to the administration of these transactions is recorded when the pharmacy transaction is processed by the Company but does not include revenue or expense related to the sale of pharmaceuticals. Revenue for pharmacy benefit management services for Workers’ Compensation business is derived on a pre-negotiated amount per pharmacy claim which includes the cost of the pharmaceutical. Revenue and a corresponding cost of sales to a third party vendor related to the sale of pharmaceuticals is recorded when a pharmacy transaction is processed by the Company. Revenue associated with pharmacy rebates from the National Accounts business is recorded based on the contractual rebates received from the formulary less the pre-negotiated rebates paid to clients. No rebate revenue is collected or recorded related to the Company’s Public Sector or Worker’s Compensation business.

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

Cost of Sales – Cost of sales consists of the expense for prescription drugs provided by the Company’s workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers. These costs are associated with fee-based products and exclude the cost of drugs related to the risk products recorded in medical costs.

Contract Acquisition Costs – Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are paid on a monthly basis and expensed as incurred. For the Medicare Advantage business, the Company advances commissions and defers amortization of these costs to the period in which revenue associated with the acquired customer is earned, which is generally not more than one year.

Income Taxes – The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. Taxable income includes the impact of the reversal of deferred tax liabilities. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. No such valuation allowances have been recorded.

Earnings Per Share - Basic earnings per share based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 8.3 million, 3.2 million and 0.7 million shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income - Other income includes interest income, net of fees, of approximately $104.6 million, $138.7 million, and $101.5 million for the years ended December 31, 2008, 2007, and 2006 respectively. For the year ended December 31, 2008, other income included a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted the provisions of SFAS No. 157, as of January 1, 2008, for its financial instruments. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by SFAS No. 157 are contained in Note F, Investments, to the consolidated financial statements for disclosures related to investments.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The potential impact of adopting SFAS No. 141 (R) on the Company’s future consolidated financial statements will depend on the magnitude and frequency of the Company’s future acquisitions.

B. SEGMENT INFORMATION

The Company has three reportable segments: Commercial, Individual Consumer & Government, and Specialty. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker. Beginning in 2008, in order to reflect a change in the management of its operations, the Company reclassified its network rental business operating results from its Commercial Division to its Specialty Division. The network rental business operating results for the corresponding 2007 and 2006 years have been reclassified to conform to the 2008 segment presentation.

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

The Specialty Business Division currently provides workers’ compensation managed care services on a fee-based basis, including access to the Company’s provider network, pharmacy benefits management, field case management, telephonic case management, independent medical exam and bill review capabilities. This Division also includes the mental-behavioral health benefits of Mental Health Network Institutional Services, Inc. (“MHNet”) and the group dental services business of Group Dental Services (“GDS”). See Note C, Acquisitions, to the consolidated financial statements for additional information related to these acquisitions.

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

	Year Ended December 31, 2008
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 5,169,773	$ 5,346,927	$ 82,202	$ (35,739)	$ 10,563,163
Management services	351,699	179,526	826,884	(7,626)	1,350,483
Total operating revenues	5,521,472	5,526,453	909,086	(43,365)	11,913,646
Medical costs	4,233,260	4,616,502	52,979	(34,162)	8,868,579
Cost of sales	-	-	195,600	-	195,600
Gross margin	$ 1,288,212	$ 909,951	$ 660,507	$ (9,203)	$ 2,849,467
MLR	81.9%	86.3%	64.4%	n/a	84.0%
Selling, general and administrative					2,079,912
Depreciation and amortization					150,226
Operating earnings					$ 619,329
	Year Ended December 31, 2007
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 4,785,095	$ 3,904,538	$ -	$ -	$ 8,689,633
Management services	410,071	185,490	599,940	(5,603)	1,189,898
Total operating revenues	5,195,166	4,090,028	599,940	(5,603)	9,879,531
Medical costs	3,749,965	3,171,667	-	(1,101)	6,920,531
Cost of sales	-	-	93,808	-	93,808
Gross margin	$ 1,445,201	$ 918,361	$ 506,132	$ (4,502)	$ 2,865,192
MLR	78.4%	81.2%	n/a	n/a	79.6%
Selling, general and administrative					1,789,991
Depreciation and amortization					142,569
Operating earnings					$ 932,632
	Year Ended December 31, 2006
		Individual Consumer
	Commercial	& Government	Specialty
	Division	Division	Division	Other	Total
Operating revenues
Managed care premiums	$ 4,580,165	$ 2,277,136	$ -	$ -	$ 6,857,301
Management services	418,304	184,503	280,209	(6,561)	876,455
Total operating revenues	4,998,469	2,461,639	280,209	(6,561)	7,733,756
Medical costs	3,558,470	1,884,148	-	(2,654)	5,439,964
Cost of sales	-	-	-	-	-
Gross margin	$ 1,439,999	$ 577,491	$ 280,209	$ (3,907)	$ 2,293,792
MLR	77.7%	82.7%	n/a	n/a	79.3%
Selling, general and administrative					1,339,522
Depreciation and amortization					113,267
Operating earnings					$ 841,003

C. ACQUISITIONS

During the years ended December 31, 2008 and 2007, the Company completed five business combinations and one membership purchase. These business combinations are all accounted for using the purchase method of accounting and therefore the operating results of each acquisition have been included in the Company’s consolidated financial statements since the date of their acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. The purchase price of the Company’s membership purchases is allocated to identifiable intangible assets and is being amortized over a useful life of ten to fifteen years.

The following table summarizes all business combinations and membership purchases for the years ended December 31, 2008 and 2007. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments, is presented below (in millions):

	Effective Date	Market	Price
Business Combinations

Certain worker’s compensation business from Concentra, Inc. (“Concentra”)	April 2, 2007	Multiple Markets	$ 407

Certain group health insurance business from Mutual of Omaha (“Mutual”)	July 1, 2007	Multiple Markets	$ 114

Florida Health Plan Administrators, LLC (“Vista”)	September 10, 2007	Florida	$ 708

Mental Health Network Institutional Services, Inc. (“MHNet”)	February 13, 2008	Multiple Markets	$ 103

Majority ownership interest in Group Dental Services (“GDS”)	May 14, 2008	Multiple Markets	$ 35

Membership Purchase

FirstGuard Health Plan Missouri (“FirstGuard”)	February 1, 2007	Missouri	$ 15

On February 13, 2008, the Company completed its acquisition of MHNet, a mental-behavioral health company based in Austin, Texas. On May 14, 2008, the Company completed its acquisition of a majority ownership interest in GDS, a dental company based in Rockville, Maryland. As a result of these acquisitions the Company recorded $112.4 million of goodwill, none of which is expected to be deductible for tax purposes.

The acquisitions made during the year ended December 31, 2007 were individually insignificant but were significant when aggregated. As a result of these acquisitions, the Company recorded $952.8 million of goodwill, of which, $289.1 million is expected to be deductible for tax purposes. The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Years)

Goodwill	$ 952.8
Customer lists	227.2	8.8
Provider network	8.4	16.3
Total intangible assets	$ 1,188.4	9.2

The following unaudited pro forma consolidated results of operations assume the acquisitions made during the years ended December 31, 2007 and 2006 occurred on January 1, 2007 and 2006, respectively (in millions, except per share data):

Year ended December 31,
	2007	2006
(Pro forma unaudited)
Operating revenues	$ 10,851.4	$ 9,257.9
Net earnings	$ 636.0	$ 547.5
Earnings per share, basic	$ 4.11	$ 3.45
Earnings per share, diluted	$ 4.04	$ 3.39

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

In addition to the acquired businesses outlined above, effective February 1, 2007, the Company completed its purchase of approximately 26,500 members from FirstGuard, a wholly-owned subsidiary of Centene Corporation.

D. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets represent costs in excess of the fair value of the net tangible assets of subsidiaries or operations acquired through December 31, 2008. Goodwill is tested for impairment at the reporting unit level on at least an annual basis and more often if events and circumstances arise that could indicate that impairment exists. Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has chosen October 1 as its impairment testing date for its goodwill and its intangible assets not subject to amortization. Intangible assets that are subject to amortization for recoverability are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows (in thousands):

Total

Balance, December 31, 2006	1,620,272
Acquisition of Concentra	318,760
Acquisition of Mutual of Omaha	72,475
Acquisition of Vista	561,568
Other adjustments	250
Balance, December 31, 2007	$ 2,573,325
Acquisition of MHNet	85,661
Acquisition of GDS	26,718
Other adjustments	9,321
Balance, December 31, 2008	$ 2,695,025

The Company completed its 2008 impairment test of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that there was no impairment. In performing its impairment analysis the Company identified its reporting units in accordance with the provisions of SFAS No. 142 and SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

In accordance with SFAS No. 142, for the purpose of testing goodwill for impairment, acquired assets and assumed liabilities were assigned to a reporting unit as of the acquisition date if both of the following criteria were met: (1) the asset will be employed in or the liability relates to the operations of a reporting unit and (2) the asset or liability will be considered in determining the fair value of the reporting unit. Corporate assets (i.e. information technology) or liabilities (i.e. debt) were also assigned to a reporting unit if both of these criteria were met.

In order to determine the fair value of its reporting units, the Company relied primarily on the income approach and secondarily on the market approach. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows utilizing a risk adjusted discount rate. Under the income approach, the Company assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. The key assumptions used to determine the fair value of the Company’s reporting units included terminal values based upon long term growth rates and a discount rate based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The market approach estimates a business’s fair value by utilizing market multiples. The approaches were reviewed together for consistency and commonality.

As an overall test of the reasonableness of the estimated fair values of the reporting units, the Company compared the aggregate fair values of its reporting units to its market capitalization as of October 1, 2008. The comparison confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization.

The Company has also considered whether any economic or other factors occurring subsequent to October 1, 2008 would more likely than not reduce the fair values of any of the reporting units below their respective carrying amounts. Given the magnitude of changes in certain market factors between October and December 2008, the Company performed certain sensitivity analyses of the fair values of the reporting units by considering higher discount rates, and the corresponding effect on future cash flows that would be expected to result from such higher costs of capital, and determined that no impairment had occurred for any of the Company’s reporting units.

The Company will continue to monitor its market capitalization in relation to aggregate fair values of its reporting units to determine if events and circumstances warrant the performance of an interim impairment analysis.

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2008
Amortized other intangible assets
Customer Lists	$ 572,100	$ 171,327	$ 400,773	3-15 Years
HMO Licenses	12,600	6,528	6,072	15-20 Years
Provider Networks	62,000	11,143	50,857	15-20 Years
Trade Names	3,449	883	2,566	3-4 Years
Total amortized other intangible assets	$ 650,149	$ 189,881	$ 460,268

Unamortized other intangible assets
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 736,049	$ 189,881	$ 546,168

As of December 31, 2007
Amortized other intangible assets
Customer Lists	$ 555,265	$ 110,371	$ 444,894	3-15 Years
HMO Licenses	12,600	5,933	6,667	15-20 Years
Provider Networks	60,900	7,942	52,958	15-20 Years
Total amortized other intangible assets	$ 628,765	$ 124,246	$ 504,519

Unamortized other intangible assets
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 714,665	$ 124,246	$ 590,419

During 2008, the Company determined that no impairment tests were required for its amortized other intangible assets as no events or changes in circumstance occurred that indicated that the carrying values associated with these assets may not be recoverable. The Company performed an impairment test of its unamortized other intangible assets as of October 1, 2008, and determined that the asset was not impaired.

Other intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was $65.6 million, $48.2 million and $35.4 million, respectively. The increase during the year ended December 31, 2008 in other intangible assets and the related amortization expense is a result of the other intangible assets obtained with the acquisitions of MHNet and GDS and from a full year of amortization in 2008 from the Company’s 2007 acquisitions. Estimated intangible amortization expense is $64.8 million for the year ending December 31, 2009, $64.6 million for the year ending December 31, 2010, $63.7 million for the year ending December 31, 2011, $63.3 million for the year ending December 31, 2012 and $62.9 million for the year ending December 31, 2013. The weighted-average amortization period is approximately 10 years for other intangible assets.

E. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	As of December 31,		Depreciation
	2008	2007	Period
Land	$ 24,779	$ 24,779	---
Buildings and leasehold improvements	144,890	141,057	5-40 Years
Developed software	164,783	166,687	1-9 Years
Equipment	334,679	294,317	3-7 Years
Sub-total	669,131	626,840
Less accumulated depreciation and amortization	(361,115)	(305,553)
Property and equipment, net	$ 308,016	$ 321,287

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $84.6 million, $94.4 million and $77.9 million, respectively. Included in the depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $29.9 million, $32.9 million and $26.9 million, respectively, of expense for developed software.

F. INVESTMENTS

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2008 and 2007 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2008
State and municipal bonds	$ 826,136	$ 19,677	$ (4,546)	$ 841,267
US Treasury securities	126,122	5,914	(54)	131,982
Government-Sponsored enterprise securities	51,274	2,888	-	54,162
Mortgage-backed securities	346,850	8,321	(10,481)	344,690
Asset-backed securities	65,307	70	(6,896)	58,481
Corporate debt and other securities	564,065	2,593	(2,813)	563,845
	$ 1,979,754	$ 39,463	$ (24,790)	$ 1,994,427
Equity investments				53,580
				$ 2,048,007

As of December 31, 2007
State and municipal bonds	$ 872,426	$ 8,368	$ (730)	$ 880,064
US Treasury securities	36,233	750	(1)	36,982
Government-Sponsored enterprise securities	79,206	1,648	(33)	80,821
Mortgage-backed securities	434,887	2,921	(2,604)	435,204
Asset-backed securities	81,404	625	(683)	81,346
Corporate debt and other securities	343,359	1,896	(1,190)	344,065
	$ 1,847,515	$ 16,208	$ (5,241)	$ 1,858,482
Equity investments				55,220
				$ 1,913,702

The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity were as follows at December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 410,097	$ 411,874	$ 196,558	$ 196,205
1 to 5 years	590,678	588,629	478,454	482,676
5 to 10 years	381,324	385,756	414,970	419,658
Over 10 years	597,655	608,168	757,533	759,943
Total	$ 1,979,754	1,994,427	$ 1,847,515	1,858,482
Equity investments		53,580		55,220
Total short-term and long-term securities		$ 2,048,007		$ 1,913,702

Gross investment gains of $7.6 million and gross investment losses of $37.0 million were realized on sales and the other than temporary impairment of investments for the year ended December 31, 2008. This compares to gross investment gains of $1.7 million and gross investment losses of $0.5 million on these sales for the year ended December 31, 2007, and gross investment gains of $0.2 million and gross investment losses of $0.7 million on these sales for the year ended December 31, 2006.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 154,665	$ (3,052)	$ 21,441	$ (1,494)	$ 176,106	$ (4,546)
US Treasury securities	274,891	(54)	-	-	274,891	(54)
Mortgage-backed securities	53,441	(4,525)	27,815	(5,956)	81,256	(10,481)
Asset-backed securities	46,508	(2,413)	9,135	(4,483)	55,643	(6,896)
Corporate debt and other securities	78,730	(1,450)	4,063	(1,363)	82,793	(2,813)
Total	$ 608,235	$ (11,494)	$ 62,454	$ (13,296)	$ 670,689	$ (24,790)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment. The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets. We intend to hold these investments for a period of time sufficient to allow for a recovery in market value, which may be maturity.

During the year ended December 31, 2008, the Company recognized a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities. The other-than-temporary impairment charge related to its investments in Lehman Brothers Holdings, Inc. (“Lehman”), certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities. The Company evaluates its investment securities for other-than-temporary declines in value based on quantitative and qualitative factors. The cost of investment securities is based upon specific identification. In analyzing individual securities for other-than-temporary impairments, the Company considers factors affecting the issuer, factors affecting the industry the issuer operates within, and general debt and equity market trends. The Company also considers the length of time an investment’s fair value has been below its carrying value, the severity of the decline, the near-term prospects for recovery to cost, and the Company’s intent and ability to hold the investment until maturity or market recovery is realized.

The Company recognized impairments related to 31 securities during the third quarter. The Company’s investments in Lehman included fixed maturity securities with a cost basis of $8.7 million. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, any recovery of the Company’s investments in Lehman is deemed remote and therefore an other-than-temporary impairment of $8.7 million was recognized. Additionally, other-than-temporary impairments recognized in the third quarter of 2008 included charges for certain fixed maturity securities, auction rate securities and mortgage and asset-backed securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, the Company determined that the impairment was deemed other-than-temporary.

Any potential recovery of the fair value of these securities is not expected in the near term and therefore the Company no longer anticipates holding these securities for a period of time sufficient to allow for any anticipated recovery in fair value. These facts led the Company to conclude that these investment securities were other-than-temporary impaired.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be recorded in future periods.

Through its acquisition of First Health on January 28, 2005, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of December 31, 2008 was $49.5 million and is accounted for using the equity method. Coventry’s proportionate share of the partnership’s income was $5.4 million, $4.5 million and $6.7 million for the periods ended December 31, 2008, 2007 and 2006, respectively, and are included in other income. Coventry has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).

Through its acquisition of Vista on September 10, 2007, the Company acquired a 50% investment in Carefree Insurance Services (“Carefree”). Carefree performs marketing and sales of several Individual and Medicare products. As of December 31, 2008, the Company’s total investment was $4.1 million and is accounted for using the equity method.

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$ 1,994,427	$ 463,910	$ 1,507,362	$ 23,155
Cash and cash equivalents	1,123,114	609,195	513,919	-
Total	$ 3,117,541	$ 1,073,105	$ 2,021,281	$ 23,155

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

The Company’s Level 3 securities primarily consist of corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that can not be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the year ended December 31, 2008 (in thousands):

Balance at January 1, 2008	$ 10,797
Transfers in	39,576
Total gains or losses (realized / unrealized)
Impairment and other, net	(31,880)
Included in other comprehensive income	192
Purchases, issuances and settlements	4,470
Balance at December 31, 2008	$ 23,155

During the year ended December 31, 2008, the Company’s investments in Lehman, certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities were transferred into Level 3 from Level 2. The transfer in occurred because as of September 30, 2008, some of the inputs used for determining the fair value of these investments were not readily available, primarily quoted prices for similar assets in an active market. Therefore the fair value of these securities was determined using observable inputs, interest rates and unobservable inputs such as credit spreads and non-binding broker quotes.

G. STOCK-BASED COMPENSATION

As of December 31, 2008, the Company had one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock were authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. Shares available for issuance under the Stock Incentive Plan were 4.6 million as of December 31, 2008.

Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in 25% increments per year and expire ten years from the date of grant. At December 31, 2008, the Stock Incentive Plan had outstanding options representing 11.6 million shares of common stock.

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2008 to derive the assumptions used in the valuation model is consistent with that used in prior years. The following average values and weighted-average assumptions were used for option grants.

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	4.7%	4.9%
Expected volatility	32.3%	25.6%	33.5%
Expected life (in years)	4.2	4.1	4.0

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

The Company granted 2.1 million stock options during the twelve months ended December 31, 2008. The Black-Scholes-Merton weighted-average value of options granted was $13.16, $16.79 and $17.24 per share for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded compensation expense related to stock options of approximately $35.3 million, $36.1 million, and $30.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The total intrinsic value of options exercised was $10.4 million, $77.9 million and $52.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $57.7 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes stock option activity for the year ended December 31, 2008:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
	(in thousands)		(in thousands)

Outstanding at January 1, 2008	10,870	$ 42.64
Granted	2,080	$ 43.75
Exercised	(416)	$ 16.82
Cancelled and expired	(958)	$ 50.52
Outstanding at December 31, 2008	11,576	$ 43.13	$ 1,599	6.8
Exercisable at December 31, 2008	6,732	$ 38.10	$ 1,544	5.6

Restricted Stock Awards

The Company awarded 1.6 million shares of restricted stock in the twelve months ended December 31, 2008. Of the total restricted stock issued, approximately 0.7 million shares included performance criteria which were not met and therefore these shares were cancelled. The value of the Company’s restricted shares is amortized over various vesting periods through 2012. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $25.3 million, $28.1 million and $25.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $44.0 million at December 31, 2008, and is expected to be recognized over a weighted average period of 2.7 years. The weighted-average fair value of restricted stock granted was $39.06, $59.42 and $50.75 per share for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $17.3 million, $39.2 million and $36.1 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2008:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2008	1,218	$ 53.38
Granted	1,563	$ 39.06
Vested	(448)	$ 49.52
Forfeited	(873)	$ 45.72

Nonvested, December 31, 2008	1,460	$ 43.80

H. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Current provision:
Federal	$ 222,883	$ 350,179	$ 314,219
State	35,176	43,614	36,992
Deferred benefit:
Federal	(33,009)	(21,350)	(13,510)
State	(1,169)	(3,667)	(1,398)
Income tax expense	$ 223,881	$ 368,776	$ 336,303

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2008	2007	2006
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	4.20%	2.73%	2.71%
Tax exempt investment income	(1.46%)	(0.68%)	(0.60%)
Remuneration disallowed	-	0.03%	0.35%
Other	(0.78%)	(0.01%)	0.06%
Effective tax rate	36.96%	37.07%	37.52%

At December 31, 2008, the Company had approximately $78 million of federal and $174 million of state tax net operating loss carryforwards. The Federal net operating losses were acquired through various acquisitions. The net operating loss carryforwards can be used to reduce future taxable income, and expire over varying periods through the year 2027.

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 31,125	$ 24,732
Deferred compensation	55,999	42,120
Deferred revenue	7,755	2,767
Medical liabilities	40,660	65,600
Accounts receivable	5,094	3,472
Other accrued liabilities	32,372	42,378
Unrealized capital losses	9,076	-
Capital loss carryforward	2,476	-
Other assets	2,669	10,918

Gross deferred tax assets	187,226	191,987
Less valuation allowance	-	-
Deferred tax asset	187,226	191,987

Deferred tax liabilities:
Unrealized gain on securities	(5,703)	(4,232)
Other liabilities	(7,460)	(2,295)
Depreciation	(19,517)	(22,080)
Intangibles	(204,957)	(192,651)
Internally developed software	(17,062)	(16,747)
Tax benefit of limited partnership investment	(56,284)	(63,271)
Gross deferred tax liabilities	(310,983)	(301,276)
Net deferred tax liability (1)	$ (123,757)	$ (109,289)

(1) Includes $94.0 million and $119.9 million classified as current assets at December 31, 2008 and 2007, respectively, and ($217.7) million and ($229.2) million classified as noncurrent assets (liabilities) at December 31, 2008 and 2007, respectively.

No valuation allowance is needed for 2008 and 2007 deferred tax assets because the Company believes that the realization of the deferred tax assets, including net operating losses, is more likely than not due to the future reversals of existing taxable temporary differences, and expected future positive taxable income as a result of planned business and tax initiatives.

The Company’s current income taxes payable have been reduced by tax benefits resulting from equity based compensation transactions. These benefits were credited to shareholder’s equity and amounted to $385 thousand and $31.5 million for the years ended December 31, 2008 and 2007, respectively.

The Company adopted “Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities. The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position. The change in net assets, because of applying this pronouncement, is considered a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $3.4 million to the beginning balance of retained earnings for the year ended December 31, 2007.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007 is as follows:

	Unrecognized Tax Benefits
	2008	2007
Gross unrecognized tax benefits - beginning balance	(in millions)
	$ 83.5	$ 78.5
Gross increases to tax positions taken in the current period	25.4	63.5
Gross increases to tax positions taken in prior periods	14.5	-
Gross decreases to tax positions taken in prior periods	(68.6)	(53.1)
Decreases relating to settlements with tax authorities	(0.9)	-
Decreases due to a lapse of statute of limitations	(2.1)	(5.4)
Gross unrecognized tax benefits - ending balance	$ 51.8	$ 83.5

The total amount of unrecognized tax benefits, as of December 31, 2008 and 2007, that if recognized would affect the effective tax rate was $32.4 million and $17.1 million, respectively. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2008 and 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $9.6 million and $10.2 million, respectively. For the years ended December 31, 2008 and 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $2.4 million and $4.5 million, respectively.

The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments. Tax years 2005-2007 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the year ended December 31, 2008, the Internal Revenue Service (“IRS”) completed its examination of the income tax returns of First Health Group Corporation (“FHGC”) for all years through 2004. As of December 31, 2008, the IRS was in the process of examining FHGC’s income tax returns for the short year ended January 28, 2005, the date of FHGC’s merger with the Company.

As of December 31, 2008, the IRS is examining the Company’s income tax returns for the years ended December 31, 2005 and December 31, 2006. Additionally, the Company settled certain income tax examinations with various state and local tax authorities. Tax assessed as a result of these examinations, if any, was not material. FHGC is also subject to ongoing examinations by state tax authorities for pre-acquisition years. The Company believes that adequate accruals have been provided for all FHGC open tax years.

I. EMPLOYEE BENEFIT PLANS

Employee Retirement Plans

As of December 31, 2008, the Company sponsored one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”). All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan. T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan. The Coventry Health Care Workers Compensation, Inc. 401(k) and Profit Sharing (the “Workers Compensation Plan”) had merged with and into the Savings Plan effective January 1, 2008. Fidelity Investments was the custodial trustee of all Workers Compensation Plan assets and participant loans until January 2, 2008 when the assets were wired to T. Rowe Price. T. Rowe Price became the custodial trustee of the Workers Compensation Plan assets and participant loans on January 2, 2008 when the Workers Compensation Plan assets merged with and into the Savings Plan upon receipt from Fidelity.

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

Under the Workers Compensation Plan, participants could defer up to 25% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company will make a discretionary employer matching contributions for the 2008 plan year. Participants are 100% vested in the Company’s matching contributions. All costs of the Workers Compensation Plan are funded by the Company and participants as they are incurred.

As a result of corporate acquisitions and transactions, the Company has acquired entities that have sponsored other qualified plans. All qualified plans sponsored by the acquired subsidiaries of the Company have either terminated or merged with and into the Savings Plan. The cost of the Savings Plan, including the acquired plans, for 2008, 2007 and 2006 was approximately $31.5 million, $21.6 million, and $18.9 million, respectively.

401(k) Restoration and Deferred Compensation Plan

As of December 31, 2008, the Company was the sponsor of a 401(k) Restoration and Deferred Compensation Plan (“RESTORE”). Under the RESTORE, participants may defer up to 75% of their base salary and up to 100% of any bonus awarded. The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of the RESTORE are funded by the Company as they are incurred.

The cost, principally employer matching contributions, of the RESTORE charged to operations for 2008, 2007 and 2006 was $0.2 million, $1.8 million and $1.2 million, respectively.

Executive Retention Plans

As of December 31, 2008, the Company was the sponsor of a deferred compensation plan that is designed to promote the retention of key senior management and to recognize their strategic importance to the Company. During 2006, two similarly designed plans were settled and paid out. The fixed dollar and stock equivalent allocations charged to operations for these plans were $1.1 million, $2.9 million, and $5.0 million in 2008, 2007 and 2006, respectively, and the liability for these plans was $3.6 million and $4.2 million at December 31, 2008 and 2007, respectively.

Stock Incentive Plan

For information regarding the Company’s stock-based compensation, please refer to Note G, Stock-Based Compensation, to the notes to the consolidated financial statements.

J. DEBT

The Company’s outstanding debt was as follows at December 31, 2008 and 2007 (in thousands):

	December 31,	December 31,
	2008	2007
5.875% Senior notes due 1/15/12	$ 250,000	$ 250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of repurchases and	388,816	398,637
unamortized discount of $1,184 at December 31, 2008
6.30% Senior notes due 8/15/14, net of unamortized discount	398,627	398,384
of $1,373 at December 31, 2008
Revolving Credit Facility due 7/11/12, 2.54% weighted	615,029	365,000
average interest rate for the period ended December 31, 2008
Total Debt	$ 1,902,472	$ 1,662,021

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

On March 20, 2007, the Company completed the sale of $400 million aggregate principal amount of its 5.95% Senior Notes due March 15, 2017 (the “10-year Notes”) at the issue price of 99.63% per Note. The 10-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness. As of December 31, 2008, the fair value was $202.8 million.

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

On August 27, 2007, the Company completed the sale of $400 million aggregate principal amount of its 6.30% Senior Notes due 2014 (the “7-year Notes”) at the issue price of 99.575% per Note. The 7-year Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness. As of December 31, 2008, the fair value was $244.5 million.

On January 28, 2005, the Company completed the private placement of $250 million aggregate principal amount of 5.875% senior notes due 2012 and $250 million aggregate principal amount of 6.125% senior notes due 2015. The senior notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s existing and future senior debt. As of December 31, 2008, the fair value of the 5.875% senior notes and the 6.125% senior notes was $194.1 million and $150.0 million, respectively.

During November and December 2008, the Company repurchased a total of $10.0 million of its outstanding 5.95% Senior Notes due March 15, 2017.

On October 3, 2008, the Company drew down $543.5 million from its Revolving Credit Facility and repaid $103.5 million of this amount on October 10, 2008. The remaining $440.0 million will be used to optimize the Company’s liquidity position during the current uncertain macroeconomic environment and potentially for general corporate purposes. Also, from time to time throughout 2008 the Company drew down amounts as needed and repaid certain amounts on its Revolving Credit Facility for general corporate purposes.

The Company’s senior notes dated January 28, 2005 and credit facilities require compliance with a leverage ratio. All of its senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and in some cases provide for debt repayment upon consolidations or mergers. As of December 31, 2008, the Company was in compliance with the applicable covenants under the senior notes and credit facility.

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

As of December 31, 2008, the aggregate maturities of debt based on their contractual terms, including unamortized discount, are as follows (in thousands):

Year	Amount
2009	$ -
2010	-
2011	-
2012	865,029
2013	-
Thereafter	1,040,000
Total	$ 1,905,029

K. COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company is contractually obligated to make the following minimum lease payments within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2009	$ 37,921	$ (2,885)	$ 35,036
2010	31,573	(2,031)	29,542
2011	27,406	(1,710)	25,696
2012	21,973	(1,475)	20,498
2013	13,219	(777)	12,442
Thereafter	26,786	(1,394)	25,392
Total	$ 158,878	$ (10,272)	$ 148,606

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $40.8 million, $33.1 million and $30.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2008 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations.

The Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care, professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. There are three tag-along actions currently filed against the Company. The trial court had entered an order which stayed all proceedings in these tag-along actions. Recently, the trial court requested the parties in the tag-along actions to refile all motions pending at the time of the stay and to file any new motions. On July 14, 2008, the trial court entered an order in the Harrison vs. Coventry Health Care of Georgia, Inc. (“CHCGA”) tag along action which dismissed all of the plaintiffs’ claims except their breach of contract claim which the court ordered to arbitration. In addition, the court deferred to the arbitrator for decision, the Company’s affirmative defenses that the plaintiffs waived their right to arbitration and/or their claim is barred by the doctrines of collateral estoppel and res judicata. The Harrison tag along action is a purported class action on behalf of all physicians in Georgia who had written provider contracts with CHCGA. The plaintiffs allege that CHCGA breached their contracts by not paying statutory interest on claims not adjudicated in compliance with Georgia’s prompt pay statute. CHCGA denies the allegation. To date, the Harrison plaintiffs have not filed a demand for arbitration. In the two (2) other tag along actions, Blue Springs Internal Medicine, P.C. et al., vs. Coventry Health Care of Kansas, Inc. and James Mirabile, M.D. et.al., vs. Coventry Health Care of Kansas, Inc., the trial court referred each of the plaintiff’s motion to remand to a magistrate judge for a Report and Recommendation. On November 28, 2008, the magistrate judge issued his Report and Recommendation in the Mirabile action, which denied the plaintiff’s motion to remand. Mirabile has filed an objection to the magistrate’s Report and Recommendation. The district court in the Mirabile action, by order dated February 18, 2009, adopted the magistrate judge’s Report and Recommendation denying the plaintiff’s motion to remand the lawsuit back to state court. On December 8, 2008, the magistrate judge issued his Report and Recommendation in the Blue Springs action, which denied the plaintiff’s motion to remand. By order dated January 23, 2009, the district court adopted the magistrate judge’s Report and Recommendation in the Blue Springs action. Although the Company can not predict the outcome, it believes that the tag-along actions will not have a material adverse effect on its financial position or the results of operations. The Company also believes that the claims asserted in these lawsuits are without merit and intends to defend its position.

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

Capitation Arrangements

A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 4.1%, 4.9%, and 6.1% of the Company’s total medical costs for the years ended December 31, 2008, 2007 and 2006, respectively.

L. CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments in fixed income securities and accounts receivable. The Company invests its excess cash in state and municipal bonds, U.S. Treasury and agency securities, mortgage-backed securities, asset-backed securities, corporate debt and other securities. Investments in marketable securities are managed within guidelines established by the Board of Directors, which only allow for the purchase of investment-grade fixed income securities and limits exposure to any one issuer. The fair value of the Company’s financial instruments is equivalent to their carrying value. There is some credit risk associated with these instruments.

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2008. The Company has a risk of incurring losses if such allowances are not adequate.

M. STATUTORY INFORMATION

The Company’s regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2008, the Company received $332.1 million in dividends from its regulated subsidiaries and paid $225.2 million in capital contributions.

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

The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ”Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states, in which the Company’s regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2008 and 2007 (in millions, except percentage data).

	2008	2007
	(unaudited)
Regulated capital and surplus	$ 1,299.4	$ 1,209.6
200% of RBC (a,b)	$ 657.7	$ 562.2
Excess capital and surplus above 200% of RBC (a,b)	$ 641.7	$ 647.4
Capital and surplus as percentage of RBC (a,b)	395%	430%
Statutory deposits	$ 66.5	$ 64.4

(a) Unaudited

(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries is a result of net earnings and capital contributions made by the parent company, partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $549.9 million and $436.2 million at December 31, 2008 and 2007, respectively. The increase was primarily due to dividends received from our regulated subsidiaries and additional borrowings on our credit facility. These were partially offset by payments for MHNet and GDS acquisitions, capital infusions into our subsidiaries, and payments made for share repurchases.

N. OTHER INCOME

Other income for the years ended December 31, 2008, 2007 and 2006 includes interest income, net of fees, of approximately $104.6 million, $138.7 million and $101.5 million, respectively. For the year ended December 31, 2008, other income included a charge of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

O. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. In May 2008, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 7.3 million shares of the Company’s common stock during 2008, at an aggregate cost of $318.0 million, 7.5 million shares during 2007, at an aggregate cost of $429.0 million and 4.6 million shares at an aggregate cost of $256.1 million were purchased in 2006. The total remaining common shares the Company is authorized to repurchase under this program is 6.7 million as of December 31, 2008. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

P. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2008 and 2007. Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Operating revenues	$ 2,940,608	$ 2,977,904	$ 2,975,285	$ 3,019,848
Operating earnings	194,323	126,320	167,722	130,964
Earnings before income taxes	200,850	134,115	135,244	135,568
Net earnings	125,029	83,151	85,474	88,241
Basic earnings per share	0.82	0.55	0.58	0.60
Diluted earnings per share	0.81	0.55	0.58	0.60

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Operating revenues	$ 2,236,497	$ 2,332,492	$ 2,522,648	$ 2,787,894
Operating earnings	180,163	222,953	245,868	283,648
Earnings before income taxes	192,792	242,083	264,980	295,014
Net earnings	121,741	151,302	168,716	184,335
Basic earnings per share	0.78	0.98	1.10	1.20
Diluted earnings per share	0.76	0.96	1.08	1.18

Q. RELATED PARTY TRANSACTION

Allen F. Wise, Chief Executive Officer and Director of the Company, owns a majority interest in Health Risk Partners (“HRP”), an organization that has entered into a contract to perform consulting services for the Company. Two other Directors of the Company own minority interests in HRP. Specifically, HRP provides operational consulting, data processing, data reporting, and chart review / coding services, premium reconciliation, and hierarchical condition categories (“HCC”) revenue compliance related to the Company’s Medicare business. The contract began in 2008 and is expected to be less than $5.0 million for the year ended December 31, 2008. During 2008, the Company paid approximately $1.1 million to HRP for services rendered under the contract.

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2008, and their opinion is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.

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

In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Coventry Health Care, Inc., and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 27, 2009

Item 9B: Other information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of our Company.”

Item 11: Executive Compensation.

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions, “Executive Compensation,” “Stock Ownership of Principal Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information,” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions, “Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance,” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions, “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 21, 2009, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

3.2		Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.2 to Coventry's Current Report on Form 8-K filed on August 22, 2008).

4.1		Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

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

4.4

Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.5

Form of Note for the 2012 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.6

Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.7

Form of Note for the 2015 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.8

Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.9

Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.10

Indenture dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K, filed on March 20, 2007).

4.11		Officer’s Certificate pursuant to the Indenture dated March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.12

Global Note for the 2017 Notes, dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

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

4.15

Global Note for the 2014 Notes, dated as of August 27, 2007 between Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

10.1

Amended and Restated Credit Agreement dated July 11, 2007, by and among Coventry Health Care, Inc., as borrower, with several banks and other financial institutions or entities from time to time parties thereto, Citibank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Deutche Bank Securities Inc., Lehman Brothers Commercial Bank, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed July 17, 2007).

10.2	*

Employment Agreement between Coventry Health Care, Inc. and Dale B. Wolf, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.3	*

Employment Agreement between Coventry Health Care, Inc. and Thomas P. McDonough, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.3 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.4	*

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

Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.7	*

Form of Executive Employment Agreement executed by the following executives upon terms substantially similar, except as to compensation, dates of employment, and position: Vishu Jhaveri, M.D., Executive Vice President and Chief Medical Officer; E. Harry Creasey, Senior Vice President, Network Management; Patrisha L. Davis, Senior Vice President and Chief Human Resources Officer; Maria Fitzpatrick, Senior Vice President and Chief Information Officer; and John J. Ruhlmann, Senior Vice President and Corporate Controller (Incorporated by reference to Exhibit 10.9 to Coventry’s Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.8	*

Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.9	*	Summary of Named Executive Officers’ Compensation.

10.10	*	Compensation Program for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.11	*

Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.12	*	Summary of Non-Employee Directors’ Compensation.

10.13	*

Coventry Corporation 1997 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.29 to Coventry Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.14	*

Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.15	*

Amended Coventry Health Care, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 8, 2006).

10.16.1	*

Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.16.2	*

Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.16.3	*

Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.16.4	*

Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.16.5	*

Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.16.6	*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.17	*	Form of Restrictive Covenants Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.18	*	2007 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K, filed on November 7, 2006).

10.19	*	2008 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed December 18, 2007).

10.20	*	2006 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K, filed on May 25, 2006).

10.21.1	*

Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.21.2	*

Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.21.3	*

Third Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as the 401(k) Restoration and Deferred Compensation Plan), effective as of December 1, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007).

12		Computation of Ratio of Earnings to Fixed Charges.

14

Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006 (incorporated by reference to Exhibit 14 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP.

31.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director, and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 27, 2009	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer
and Director

Date:	February 27, 2009	By: /s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief
Financial Officer and Treasurer

Date:	February 27, 2009	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chief Executive Officer and Director	February 27, 2009
Allen F. Wise

	By: /s/ John H. Austin, M.D.	Director	February 27, 2009
John H. Austin, M.D.

	By: /s/ Joel Ackerman	Director	February 27, 2009
Joel Ackerman

	By: /s/ L. Dale Crandall	Director	February 27, 2009
L. Dale Crandall

	By: /s/ Lawrence N. Kugelman	Director	February 27, 2009
Lawrence N. Kugelman

	By: /s/ Daniel N. Mendelson	Director	February 27, 2009
Daniel N. Mendelson

	By: /s/ Rodman W. Moorhead, III	Director	February 27, 2009
Rodman W. Moorhead, III

	By: /s/ Elizabeth E. Tallett	Director	February 27, 2009
Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	February 27, 2009
Timothy T. Weglicki

	By:	Director
Dale B. Wolf

S-1

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.9	Summary of Named Executive Officers’ Compensation.

10.12	Summary of Non-Employee Directors’ Compensation.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and Shawn M. Guertin, Executive Vice President, Chief Financial Officer and Treasurer.

Note: This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.