Form 10-Q
period 2009-03-31
COVENTRY HEALTH CARE INC
filed 2009-05-07
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock $.01 Par Value	148,433,316

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,585,092	$1,123,114
Short-term investments	216,642	338,129
Accounts receivable, net	283,686	293,636
Other receivables, net	533,434	524,803
Other current assets	156,225	130,808
Total current assets	2,775,079	2,410,490

Long-term investments	1,763,627	1,709,878
Property and equipment, net	301,457	308,016
Goodwill	2,694,861	2,695,025
Other intangible assets, net	529,689	546,168
Other long-term assets	37,365	57,821
Total assets	$8,102,078	$7,727,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical liabilities	$1,688,522	$1,446,391
Accounts payable and other accrued liabilities	517,961	474,561
Deferred revenue	121,971	104,823
Total current liabilities	2,328,454	2,025,775

Long-term debt	1,902,569	1,902,472
Other long-term liabilities	370,816	368,482
Total liabilities	4,601,839	4,296,729

Stockholders' equity:
Common stock, $.01 par value; 570,000 authorized	1,903	1,903
190,345 issued and 148,468 outstanding in 2009
190,318 issued and 148,288 outstanding in 2008
Treasury stock, at cost; 41,877 in 2009; 42,031 in 2008	(1,282,759)	(1,287,662)
Additional paid-in capital	1,757,260	1,748,580
Accumulated other comprehensive income	20,784	8,965
Retained earnings	3,003,051	2,958,883
Total stockholders' equity	3,500,239	3,430,669
Total liabilities and stockholders' equity	$8,102,078	$7,727,398

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended March 31,
	2009	2008
Operating revenues:
Managed care premiums	$3,240,812	$2,620,611
Management services	332,777	319,997
Total operating revenues	3,573,589	2,940,608

Operating expenses:
Medical costs	2,832,997	2,161,726
Cost of sales	57,876	37,343
Selling, general and administrative	574,149	508,429
Depreciation and amortization	35,653	38,787
Total operating expenses	3,500,675	2,746,285

Operating earnings	72,914	194,323

Interest expense	22,131	24,740
Other income, net	19,885	31,267

Earnings before income taxes	70,668	200,850

Provision for income taxes	26,500	75,821

Net earnings	$44,168	$125,029

Net earnings per share:
Basic earnings per share	$0.30	$0.82
Diluted earnings per share	$0.30	$0.81

Weighted average common shares outstanding:
Basic	146,847	152,166
Effect of dilutive options and restricted stock	456	2,079
Diluted	147,303	154,245

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended March 31,
	2009	2008
Net cash from operating activities	$358,229	$182,182
Cash flows from investing activities:
Capital expenditures, net	(12,549)	(8,154)
Proceeds from sales of investments	113,095	205,676
Proceeds from maturities of investments	145,024	54,610
Purchases of investments	(151,639)	(210,070)
Proceeds / (Payments) for acquisitions, net of cash acquired	9,719	(94,183)
Net cash from investing activities	103,650	(52,121)

Cash flows from financing activities:
Proceeds from issuance of stock	117	5,110
Payments for repurchase of stock	(85)	(171,033)
Excess tax benefit from stock compensation	67	3,211
Net cash from financing activities	99	(162,712)
Net change in cash and cash equivalents	461,978	(32,651)
Cash and cash equivalents at beginning of period	1,123,114	945,535
Cash and cash equivalents at end of period	$1,585,092	$912,884

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2008. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year end balance sheet data included in this report was derived from audited financial statements but does not include all disclosures required by GAAP.

B.	SEGMENT INFORMATION

As a result of the change in its executive leadership, the Company realigned its organizational structure during the first quarter of 2009. The Company’s new organizational structure brings enhanced focus to areas of growth opportunities. As a result, the Company’s reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan group risk business and its Medicare Advantage Private Fee-for-Service (“PFFS”) business. Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses with locations in multiple states that self-insure the health care benefits of their employees (“National Accounts”). This Division also contains the dental services business.

The Specialized Managed Care Division is comprised of its Medicare Part D program, the Company’s Medicaid/Public entity business (“Public Sector”), its network rental business (“Network Rental”) and its mental-behavioral health benefits business.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses, which provides fee-based, managed care services such as access to our provider networks, pharmacy benefit management, and care management to underwriters and administrators of workers’ compensation insurance.

The table below summarizes the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated level is also provided. Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker. The dollar amounts in the segment tables are presented in thousands. The Company’s segment presentation for the first quarter of 2008 has been reclassified to conform with the 2009 presentation.

	Quarter Ended March 31, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,749,649	$508,080	$-	$(16,917)	$3,240,812
Management services	83,810	63,953	187,634	(2,620)	332,777
Total operating revenues	2,833,459	572,033	187,634	(19,537)	3,573,589
Medical costs	2,341,823	508,069	-	(16,895)	2,832,997
Cost of sales	-	-	57,876	-	57,876
Gross margin	$491,636	$63,964	$129,758	$(2,642)	$682,716

Selling, general and administrative					574,149
Depreciation and amortization					35,653
Operating earnings					$72,914

	Quarter Ended March 31, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,332,888	$291,146	$-	$(3,423)	$2,620,611
Management services	86,143	64,372	170,971	(1,489)	319,997
Total operating revenues	2,419,031	355,518	170,971	(4,912)	2,940,608
Medical costs	1,867,733	297,003	-	(3,010)	2,161,726
Cost of sales	-	-	37,343	-	37,343
Gross margin	$551,298	$58,515	$133,628	$(1,902)	$741,539

Selling, general and administrative					508,429
Depreciation and amortization					38,787
Operating earnings					$194,323

C.	NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (the “FSP”). The FSP applies to fixed maturity securities and requires that other-than-temporary impairment losses related to credit deterioration be included in the statements of operations. Additionally, the FSP requires that losses related to other market factors be included as a component of other comprehensive income. Adopting the FSP will require a cumulative-effect adjustment to reclassify the losses attributed to other market factors of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The Company is currently evaluating the effect of the FSP and will adopt its provisions effective April 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The Company adopted the provisions of SFAS No. 141 (R), as of January 1, 2009. The adoption of SFAS No. 141 (R) did not have a material effect on the Company’s consolidated financial position or results of operations. The potential effect of adopting SFAS No. 141 (R) on the Company’s future consolidated financial statements will depend on the magnitude and frequency of its future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted the provisions of SFAS No. 160, as of January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial position or results of operations.

D.	DEBT

The Company’s outstanding long-term debt as of March 31, 2009, and December 31, 2008, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

5.875% Senior notes due 1/15/12	$ 250,000	$ 250,000
6.125% Senior notes due 1/15/15	250,000	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	388,852	388,816
of $1,148 at March 31, 2009
6.30% Senior notes due 8/15/14, net of unamortized discount	398,688	398,627
of $1,312 at March 31, 2009
Revolving Credit Facility due 7/11/12, 1.07% weighted	615,029	615,029
average interest rate for the period ended March 31, 2009
Total Debt	$1,902,569	$1,902,472

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1. As of March 31, 2009, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

E.	CONTINGENCIES

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as “tag-along” actions. There are three tag-along actions currently filed against the Company. The trial court had entered an order which stayed all proceedings in these tag-along actions. Recently, the trial court requested the parties in the tag-along actions to refile all motions pending at the time of the stay and to file any new motions. On July 14, 2008, the trial court entered an order in the Harrison vs. Coventry Health Care of Georgia, Inc. (“CHCGA”) tag along action which dismissed all of the plaintiffs’ claims except their breach of contract claim which the court ordered to arbitration. In addition, the court deferred to the arbitrator for decision, the Company’s affirmative defenses that the plaintiffs waived their right to arbitration and/or their claim is barred by the doctrines of collateral estoppel and res judicata. On March 13, 2009, the plaintiffs in The Harrison tag along action filed their Demand for Arbitration. The Demand, which is a purported class action on behalf of all Georgia physicians who had written provider contracts with CHCGA, alleges that CHCGA breached those contracts by not paying statutory interest on claims not adjudicated in compliance with Georgia’s prompt pay statute and by applying certain claim edits which reduced the amount of reimbursement paid to the plaintiffs. CHCGA denies the allegations and has filed a motion to dismiss the class action and prompt pay claims. In the two (2) other tag along actions, Blue Springs Internal Medicine, P.C. et al., vs. Coventry Health Care of Kansas, Inc. and James Mirabile, M.D. et.al., vs. Coventry Health Care of Kansas, Inc., the trial court referred each of the plaintiffs’ motion to remand the actions back to state court to a magistrate judge for a Report and Recommendation. The magistrate judge issued a Report and Recommendation which denied the motion to remand in both the Blue Springs and Mirabile actions. The district court then issued an order in both actions adopting the magistrate judge's Report and Recommendation. Then, by orders dated March 27, 2009, the magistrate judge granted, without prejudice, Coventry’s motion to dismiss all nine causes of actions in both the Blue Springs and Mirabile actions. In response to those orders, the plaintiffs in both the Blue Springs and Mirabile actions filed a Second Amended Complaint alleging a one count claim for breach of contract. The Company intends to file a motion to dismiss the Second Amended Complaints in both actions. Although the Company can not predict the outcome, it believes that the tag-along actions will not have a material adverse effect on its financial position or the results of operations. The Company also believes that the claims asserted in these lawsuits are without merit and intends to defend its position.

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

F.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2009	2008
Net earnings	$44,168	$125,029
Other comprehensive income:
Unrealized holding gain	21,827	11,735
Reclassification adjustments, net	(2,452)	(566)
Other comprehensive income, before income taxes	19,375	11,169
Income tax provision	(7,556)	(4,356)
Other comprehensive income, net of income taxes	11,819	6,813
Comprehensive income	$55,987	$131,842

The Company’s unrealized holding gain on its investment portfolio during the quarters ended March 31, 2009 and 2008 primarily resulted from market and interest rate volatility during the periods.

G.	FAIR VALUE MEASUREMENTS

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as observable inputs such as quoted prices in active markets; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$1,929,611	$398,766	$1,509,067	$21,778
Cash and cash equivalents	1,585,092	1,038,165	546,927	-
Total	$3,514,703	$1,436,931	$2,055,994	$21,778

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Available-for-sale securities	$1,994,427	$463,910	$1,507,362	$23,155
Cash and cash equivalents	1,123,114	609,195	513,919	-
Total	$3,117,541	$1,073,105	$2,021,281	$23,155

The Company’s Level 1 securities primarily consist of US Treasury securities and cash. The Company determines the estimated fair value for its Level 1 securities using quoted (unadjusted) prices for identical assets or liabilities in active markets.

The Company’s Level 2 securities primarily consist of government-sponsored enterprise securities, state and municipal bonds, mortgage-backed securities, asset-backed securities, corporate debt, and money market funds. The Company determines the estimated fair value for its Level 2 securities using the following methods: quoted prices for similar assets/liabilities in active markets, quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices, high variability over time), inputs other than quoted prices that are observable for the asset/liability (e.g. interest rates, yield curve volatilities, default rates, etc.), and inputs that are derived principally from or corroborated by other observable market data.

The Company’s Level 3 securities primarily consist of corporate financial holdings, auction rate securities and mortgage-backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarters ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning Balance, January 1	$23,155	$10,797
Transfers to (from) Level 3	-	-
Total gains or losses (realized / unrealized)
Included in earnings	2,451	(1)
Included in other comprehensive income	(40)	(345)
Purchases, issuances and settlements	(3,788)	(866)
Ending Balance, March 31	$21,788	$9,585

The Company reviews its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and other-than-temporary impairments may be recorded in future periods.

Realized gains or losses are recorded in other income, net in the accompanying consolidated statement of operations.

H.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 12.3 million and 4.6 million shares for the quarters ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $18.4 million and $29.7 million for the quarters ended March 31, 2009 and 2008, respectively. The decrease in interest income primarily resulted from lower interest rates on the large percentage of the portfolio invested in Treasury instruments and money market funds during the current period.

I.	SUBSEQUENT EVENT

On April 30, 2009, the Company’s Board of Directors agreed with Management’s plan to not renew the Company’s Medicare PFFS product effective for the 2010 plan year. The Company considered a number of factors in determining to not renew its PFFS product, including the profitability of this product in light of federal reimbursement rates and medical cost trends, as well as the Company's intention to focus on other lines of business.  On May 1, 2009, the Company notified the Centers for Medicare and Medicaid Services of its intention to cease offering PFFS products. This non-renewal will take effect at the end of the term of this current year, December 31, 2009.

Currently, it is not anticipated that the costs and related cash expenditures associated with the Company’s developing exit plan will be material. Once the exit plan is finalized, the Company will disclose the estimated costs related to non-renewing of its PFFS product offering, if material.

The Company remains committed to its Medicare Advantage Coordinated Care network product and Part D products.

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2008. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2009 and 2008. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2008, including the critical accounting policies discussed therein.

Summary of First Quarter 2009 Performance

•	Revenue increased 21.5% over the prior year quarter.
•	Health Plan membership decreased 202,000; Medicare Part D membership increased 648,000 and Medicare PFFS membership increased 126,000 from the prior year quarter.
•	Medicare Advantage medical loss ratio of 90.5%.
•	Diluted earnings per share decreased 63.0% from the prior year quarter.
•	Cash flow from operations of $358.2 million.

New Accounting Standards

For this information, refer to Note C., New Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements, herein.

Membership

The following table presents our membership as of March 31, 2009 and 2008 (in thousands).

	March 31,
Membership by Product	2009	2008
Health Plan Commercial Risk	1,501	1,580
Health Plan Commercial ASO	702	761
Medicare Advantage CCP	176	127
Medicaid Risk	375	488
Health Plan Total	2,754	2,956

Medicare Advantage PFFS	318	192
Other National Risk	21	29
Other National ASO	575	646
Total Medical Membership	3,668	3,823

Medicare Part D	1,501	853

Total Membership	5,169	4,676

Total Health Plan membership decreased 202,000 primarily due to Commercial Risk and Medicaid Risk, partially offset by increases in Medicare Advantage and Individual. The growth in unemployment resulted in an acceleration of “in group” Health Plan Commercial Risk membership attrition compared to 2008. The decrease in Medicaid is primarily due to the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008.

The increase in Medicare Part D membership of 648,000, Medicare Advantage PFFS of 126,000, and Medicare Advantage CCP of 49,000 is primarily the result of our successful annual election period and open enrollment period for 2009.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated operating results for the quarters ended March 31, 2009 and 2008 (dollars in thousands, except diluted earnings per share amounts).

	Quarters Ended
	March 31,		Increase
	2009	2008	(Decrease)
Total operating revenues	$3,573,589	$2,940,608	21.5%
Operating earnings	$72,914	$194,323	(62.5%	)
Operating earnings as a percentage of revenues	2.0%	6.6%	(4.6%	)
Net earnings	$44,168	$125,029	(64.7%	)
Diluted earnings per share	$0.30	$0.81	(63.0%	)
Selling, general and administrative as a percentage of revenue	16.1%	17.3%	(1.2%	)

Comparison of Quarters Ended March 31, 2009 and 2008

Managed care premium revenue increased in our Health Plan and Medical Services division primarily as a result of membership growth in our Medicare products. This increase was partially offset by a decrease in premium revenue due to membership declines in our Commercial and Medicaid products.

Management services revenue increased primarily due to the growth of our pharmacy benefit management program in the Workers’ Compensation division.

Medical costs increased in the Health Plan and Medical Services division as a result of membership growth in Medicare, as discussed above. Total medical costs as a percentage of premium revenue, “medical loss ratio,” or “MLR” increased 4.9% over the prior year quarter as a result of the change in the mix of business. The first quarter of 2009 includes a large increase in Medicare business which has a higher medical loss ratio.

Selling, general and administrative expense increased due to higher salaries and benefits costs and increased broker commissions. The salaries and benefits cost increases resulted from additional FTEs over the prior year quarter primarily associated with the Medicare membership increases and executive severance accruals during the current quarter. As a result of the membership increase in the current year quarter, higher broker commissions were incurred as well as higher printing and other administrative costs. Selling, general and administrative expense as a percentage of revenue has declined as a result of the large increase in operating revenues in the quarter ended March 31, 2009. Expenses did not increase at a rate commensurate with the revenue.

Depreciation and amortization expense decreased as a result of developed software and computer equipment associated with the First Health acquisition becoming fully depreciated over the course of the previous twelve months.

Interest expense decreased due to lower interest rates on the revolving credit facility. This reduction was partially offset by a higher average loan balance during the current year quarter.

Other income, net decreased primarily as a result of lower interest rates on the large percentage of the portfolio invested in Treasury instruments and money market funds during the current period.

The effective tax rate decreased to 37.5%, as compared to 37.8% for the prior year quarter, primarily as a result of a change in the proportion of earnings in states with higher tax rates.

Segment Results

As a result of the change in our executive leadership, we realigned our organizational structure during the first quarter of 2009. The new organizational structure brings enhanced focus to areas of growth opportunities. As a result, our reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation.

Our segment presentation for the first quarter of 2008 has been reclassified to conform with the 2009 presentation. For additional information regarding our segments, refer to Note B., Segment Information, in the Notes to the Condensed Consolidated Financial Statements, herein.

	Quarters Ended March 31,		Increase
	2009	2008	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$1,327,221	$1,341,695	$(14,474)
Commercial Management Services	83,810	86,143	(2,333)
Medicare Advantage	1,161,590	709,014	452,576
Medicaid Risk	260,838	282,179	(21,341)
Health Plan and Medical Services	2,833,459	2,419,031	414,428
Medicare Part D	484,123	283,409	200,714
Other Premiums	23,957	7,737	16,220
Public Sector	40,694	43,584	(2,890)
Other Management Services	23,259	20,788	2,471
Specialized Managed Care	572,033	355,518	216,515
Workers’ Compensation	187,634	170,971	16,663
Other/Eliminations	(19,537)	(4,912)	(14,625)
Total Operating Revenues	$3,573,589	$2,940,608	$632,981

Gross Margin (in thousands)
Health Plan and Medical Services	$491,636	$551,298	$(59,662)
Specialized Managed Care	63,964	58,515	5,449
Workers’ Compensation	129,758	133,628	(3,870)
Other/Eliminations	(2,642)	(1,902)	(740)
Total	$682,716	$741,539	$(58,823)

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$296.36	$283.50	4.5%
Medicare Advantage risk (1)	$860.46	$849.60	1.3%
Medicare Part D (2)	$84.35	$88.64	(4.8% )
Medicaid risk	$231.93	$194.16	19.5%
Medical Loss Ratios:
Health plan commercial risk	80.9%	78.8%	2.1%
Medicare Advantage risk	90.5%	82.8%	7.7%
Medicare Part D	101.8%	103.2%	(1.4% )
Medicaid risk	88.3%	84.4%	3.9%
Total	87.4%	82.5%	4.9%
(1) Revenue per member per month excludes the impact of revenue ceded to external parties.
(2) Revenue per member per month excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters Ended March 31, 2009 and 2008

Health Plan and Medical Services revenue increased over the prior year quarter primarily due to membership growth in the Medicare PFFS and Medicare Coordinated Care products. The increase was also a result of an increase in the average realized premium yield per member per month for the Commercial Risk business due to renewal rate increases net of benefit buydowns on renewing groups. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2008. The yields also increased due to the termination of our Pennsylvania Medicaid behavioral health contract, which had a lower premium yield. These increases were offset by declines in the membership of the Medicaid Risk and Commercial Risk products.

When reviewing the premium yield for Medicare Advantage business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.

Gross margin decreased primarily due to the worsening medical loss ratios for the Medicare Advantage, Health Plan commercial risk, and Medicaid Risk products. The medical loss ratios increased over the prior year quarter as a result of high medical cost trends which appear to have peaked in the second quarter of 2008. We have seen no evidence of any further acceleration in trends in the subsequent periods.

Specialized Managed Care Division

Quarters Ended March 31, 2009 and 2008

Specialized Managed Care revenue experienced a significant increase over the prior year quarter due to an increase in membership of 76% in Medicare Part D. Medicare Part D premium yields for the period ending March 31, 2009, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, decreased in 2009 compared to 2008, primarily due to the mix of products sold in 2009. The majority of the Medicare Part D growth was in the lower cost, leaner benefit plans, which have a lower premium. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the premium yields were $108.15 in 2009 compared to $110.73 in 2008.

When reviewing the premium yield for Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk share amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

The increase in gross margin for the three months ended March 31, 2009, was driven by a full quarter of earnings for MHNet in 2009. MHNet was purchased in February 2008, so only one month of earnings was included in the prior year quarter. Although the Part D revenue increased by approximately $200 million, the gross margin on this business was constant compared to the prior year quarter. This is a result of the higher revenue coupled with a slightly improved MLR. Due to the Medicare Part D program design, losses are experienced on this business at the beginning of a benefit year. We expect our Medicare Part D business to be profitable on a full year basis.

Workers’ Compensation Division

Quarters Ended March 31, 2009 and 2008

Revenue in the Workers’ Compensation division increased over the prior year quarter primarily due to the growth of our pharmacy benefit management program.

Workers’ compensation gross margin decreased over the prior year quarter due to declines in claim administration volumes, partially offset by revenue increases attributable to our pharmacy benefit management program.

  Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.06 years as of March 31, 2009. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

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

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $66.6 million at March 31, 2009, and $66.5 million at December 31, 2008 that are restricted under state regulations, increased $0.4 billion to $3.5 billion at March 31, 2009, from $3.1 billion at December 31, 2008.

We have classified all of our investments as available-for-sale. Maturities (in thousands) based upon their contractual terms are as follows.  Actual maturities may differ because of call or prepayment rights.

	Amortized Cost	Fair Value
Maturities:
Within 1 year	$371,871	$373,792
1 to 5 years	577,976	582,203
5 to 10 years	397,312	409,214
Over 10 years	548,347	564,402
Total	$1,895,506	1,929,611
Investments accounted for under the equity method		50,658
Total short-term and long-term investments		$1,980,269

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2008, for more information. Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments and other reasonably likely future cash requirements.

Cash Flows

Net cash from operating activities for the three months ended March 31, 2009, was a result of net earnings and increases in medical liabilities, deferred revenue, and other payables, partially offset by an increase in other current assets. The increase in medical liabilities during the 2009 period primarily resulted from a growth in membership across the Medicare business as well as from an increase in medical costs. Deferred revenue increased mainly due to strong collections in the quarter. Other payables increased due to the tax provision during the quarter exceeding the tax payments. Other current assets increased primarily as a result of prepaid broker commissions which were accrued due to the membership growth.

          Our net cash from operating activities for the three months ended March 31, 2009, was $176 million higher than the corresponding 2008 period. Contributing to the increase was the fact that medical liabilities were $131 million greater during the 2009 period as a result of membership increases. The nature of our business is such that premium revenues are generally received up to two months prior to the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program. Also contributing was a $92.9 million smaller change in other receivables during the current quarter related to Medicare accruals. Additionally, the increase in other payables was $69.8 million greater during the current period due to incentive compensation being paid during the first quarter 2008 but not paid in 2009. Offsetting the higher first quarter 2009 cash from operating activities were the lower net earnings during the current quarter of $80.9 million and a lower increase in deferred revenue during the current quarter of $38 million.

Net cash from investing activities for the three months ended March 31, 2009 was an inflow primarily due to proceeds received from the sales and maturities of investments. Additionally, escrow payments totaling $9.7 million were received during the quarter from previous acquisitions.

Projected capital expenditures for fiscal 2009 are estimated at $65 to $75 million and consist primarily of computer hardware, software and other equipment.

The increase in net cash from financing activities during the three months ended March 31, 2009, was a result of no share repurchases under our share repurchase program during the current period. During the prior year quarter we paid $171 million for share repurchases.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the three months ended March 31, 2009, we did not request any dividends from our regulated subsidiaries and we made $23.9 million in capital contributions to them.

The majority of states in which we operate health plans have adopted a risk-based capital (“RBC”) policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of March 31, 2009 and December 31, 2008 (in millions, except percentage data):

	March 31, 2009		December 31, 2008
	(unaudited)		(unaudited)
Regulated capital and surplus	$1,313.8		$1,309.6
200% of RBC	$665.3	(a)	$665.3	(a)
Excess capital and surplus above 200% of RBC	$648.5	(a)	$644.3	(a)
Capital and surplus as percentage of RBC	395%	(a)	394%	(a)
Statutory deposits	$66.6		$66.5

(a) As mentioned above, the State of Florida does not have an RBC requirement for its regulated HMOs. Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries primarily results from capital contributions made by the parent company during the current quarter.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $712.9 million and $549.9 million at March 31, 2009 and December 31, 2008, respectively. The increase primarily resulted from the fact that we had no share repurchases and no acquisitions during the current quarter.

Outlook

Health Plan and Medical Services Division – We expect our Commercial Group Risk membership to decline by up to 10% by year end but our commercial individual risk membership to increase by approximately 30,000 members. This net decline of approximately 7.5% primarily reflects the unfavorable macro-economic forces that we are currently operating in including a higher level of “in-group” terminations due to employer lay-offs and other cut backs. Although we will actively pursue retaining and acquiring new customer groups, we will also assertively maintain our pricing discipline. We continue to expect the commercial MLR in the range of 82.5% and 83.0% for the calendar year 2009.

Our Medicare PFFS product grew by a net 126,000 members compared to 192,000 members in first quarter 2008 and our Medicare CCP product grew by a net 49,000 members compared to 127,000 members in first quarter 2008. Given the open enrollment period ended in the first quarter, we do not expect a material change to the Medicare membership for the remainder of the year. However, certain PFFS customers may decide to find another option since the Company has decided not to renew its Medicare PFFS product effective for the 2010 plan year. We remain committed to our Medicare Coordinated Care and Part D products. Additionally, we continue to expect the Medicare Advantage MLR of approximately 90.0% for the calendar year 2009, similar to the first quarter 2009 result.

Specialized Managed Care Division – Our Medicare Part D product grew by a gross 650,000 members for this year. The vast majority of this growth was with our low income/auto assign product and our two leaner designed, better performing retail products. Accordingly, we believe that the MLRs for this product will range between 84% and 85% for 2009, which is consistent with our 2008 results.

Workers’ Compensation Division– As with our Health Plan and Medical Services division, unfavorable macro-environment forces will make revenue growth for our Workers Compensation division challenging this year. Accordingly, our focus will be on providing a superior customer value proposition, related revenue retention, identification of new areas of revenue growth for the future, and expense management.

Regarding our balance sheet and liquidity, we ended the first quarter with approximately $500 million in free cash at Corporate and over $2 billion in cash, cash equivalents, and U.S. Treasury securities on a consolidated basis. Through the collection of dividends from our regulated and unregulated subsidiaries, we expect our corporate free cash balance to grow for the remainder of the year. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to the Condensed Consolidated Financial Statements, herein.

  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10–K for the year ended December 31, 2008.

No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2008.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to the Condensed Consolidated Financial Statements, herein.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common stock during the quarter ended March 31, 2009. During the quarter ended March 31, 2009, the Company purchased no shares of its common stock under its publicly announced stock repurchase program. As of March 31, 2009, the total remaining number of common shares the Company is authorized to repurchase under the program is 6.7 million (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program

January 1-31, 2009	-	$ -	-	6,724
February 1-28, 2009	-	$ -	-	6,724
March 1-31, 2009	8	$ 10.55	-	6,724

Totals	8	$ 10.55	-	6,724

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

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	May 7, 2009	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	May 7, 2009	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 7, 2009	/s/ John J. Ruhlmann
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