Form 10-Q
period 2009-06-30
COVENTRY HEALTH CARE INC
filed 2009-08-07
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock $.01 Par Value	149,575,318

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,712,152	$1,123,114
Short-term investments	112,677	338,129
Accounts receivable, net	280,292	293,636
Other receivables, net	607,359	524,803
Other current assets	186,651	130,808
Total current assets	2,899,131	2,410,490

Long-term investments	1,762,120	1,709,878
Property and equipment, net	292,690	308,016
Goodwill	2,622,479	2,695,025
Other intangible assets, net	513,209	546,168
Other long-term assets	34,430	57,821
Total assets	$8,124,059	$7,727,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,752,969	$1,446,391
Accounts payable and other accrued liabilities	499,602	474,561
Deferred revenue	122,294	104,823
Total current liabilities	2,374,865	2,025,775

Long-term debt	1,806,842	1,902,472
Other long-term liabilities	416,286	368,482
Total liabilities	4,597,993	4,296,729

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,904	1,903
190,381 issued and 149,562 outstanding in 2009
190,318 issued and 148,288 outstanding in 2008
Treasury stock, at cost; 40,819 in 2009; 42,031 in 2008	(1,248,556)	(1,287,662)
Additional paid-in capital	1,728,144	1,748,580
Accumulated other comprehensive income	23,098	8,965
Retained earnings	3,021,476	2,958,883
Total stockholders’ equity	3,526,066	3,430,669
Total liabilities and stockholders’ equity	$8,124,059	$7,727,398

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Managed care premiums	$3,201,919	$2,643,744	$6,442,731	$5,264,356
Management services	335,031	334,160	667,808	654,157
Total operating revenues	3,536,950	2,977,904	7,110,539	5,918,513

Operating expenses:
Medical costs	2,766,974	2,268,819	5,599,971	4,430,545
Cost of sales	58,020	47,406	115,896	84,749
Selling, general and administrative	566,694	496,756	1,140,843	1,005,185
Depreciation and amortization	35,935	38,603	71,588	77,391
Impairment of goodwill	72,373	-	72,373	-
Total operating expenses	3,499,996	2,851,584	7,000,671	5,597,870

Operating earnings	36,954	126,320	109,868	320,643

Interest expense	21,775	23,282	43,906	48,023
Other income, net	31,893	31,077	51,778	62,344

Earnings before income taxes	47,072	134,115	117,740	334,964

Provision for income taxes	28,647	50,964	55,148	126,784

Net earnings	$18,425	$83,151	$62,592	$208,180

Net earnings per share:
Basic earnings per share	$0.13	$0.55	$0.43	$1.38
Diluted earnings per share	$0.12	$0.55	$0.42	$1.36

Weighted average common shares outstanding:
Basic	146,955	149,988	146,901	151,077
Effect of dilutive options and restricted stock	661	1,692	559	1,882
Diluted	147,616	151,680	147,460	152,959

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Net cash from operating activities	$478,578	$219,784
Cash flows from investing activities:
Capital expenditures, net	(23,173)	(32,351)
Proceeds from sales of investments	159,611	562,047
Proceeds from maturities of investments	368,475	116,694
Purchases of investments	(312,408)	(382,129)
Proceeds / (Payments) for acquisitions, net of cash acquired	10,085	(131,982)
Net cash from investing activities	202,590	132,279

Cash flows from financing activities:
Proceeds from issuance of stock	479	5,173
Payments for repurchase of stock	(1,728)	(220,307)
Tax effect from stock compensation	(3,861)	1,629
Proceeds from issuance of debt, net	-	30,000
Repayment of debt	(87,020)	(220,000)
Net cash from financing activities	(92,130)	(403,505)
Net change in cash and cash equivalents	589,038	(51,442)
Cash and cash equivalents at beginning of period	1,123,114	945,535
Cash and cash equivalents at end of period	$1,712,152	$894,093

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

As a result of the change in its executive leadership, the Company realigned its organizational structure during the first quarter of 2009. The Company’s new organizational structure brings enhanced focus to areas of anticipated growth opportunities. As a result, the Company’s reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan risk businesses and products and its Medicare Advantage Private Fee-for-Service (“PFFS”) business. Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees. This Division also contains the dental services business.

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

The table below summarizes the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated level is also provided. Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker. The dollar amounts in the segment tables are presented in thousands. The Company’s segment results for the 2008 periods have been reclassified to conform to the 2009 presentation.

	Quarter Ended June 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,797,695	$420,836	$-	$(16,612)	$3,201,919
Management services	83,675	61,984	192,060	(2,688)	335,031
Total operating revenues	2,881,370	482,820	192,060	(19,300)	3,536,950
Medical costs	2,403,180	380,383	-	(16,589)	2,766,974
Cost of sales	-	-	58,020	-	58,020
Gross margin	$478,190	$102,437	$134,040	$(2,711)	$711,956

Selling, general and administrative					566,694
Depreciation and amortization					35,935
Impairment of goodwill (1)					72,373
Operating earnings					$36,954

	Quarter Ended June 30, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,433,620	$217,104	$-	$(6,980)	$2,643,744
Management services	82,446	66,479	187,043	(1,808)	334,160
Total operating revenues	2,516,066	283,583	187,043	(8,788)	2,977,904
Medical costs	2,092,853	182,564	-	(6,598)	2,268,819
Cost of sales	-	-	47,406	-	47,406
Gross margin	$423,213	$101,019	$139,637	$(2,190)	$661,679

Selling, general and administrative					496,756
Depreciation and amortization					38,603
Operating earnings					$126,320
	Six Months Ended June 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$5,547,344	$928,916	$-	$(33,529)	$6,442,731
Management services	167,485	125,937	379,694	(5,308)	667,808
Total operating revenues	5,714,829	1,054,853	379,694	(38,837)	7,110,539
Medical costs	4,745,003	888,452	-	(33,484)	5,599,971
Cost of sales	-	-	115,896	-	115,896
Gross margin	$969,826	$166,401	$263,798	$(5,353)	$1,394,672

Selling, general and administrative					1,140,843
Depreciation and amortization					71,588
Impairment of goodwill (1)					72,373
Operating earnings					$109,868

	Six Months Ended June 30, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$4,766,508	$508,249	$-	$(10,401)	$5,264,356
Management services	168,589	130,852	358,014	(3,298)	654,157
Total operating revenues	4,935,097	639,101	358,014	(13,699)	5,918,513
Medical costs	3,960,587	479,567	-	(9,609)	4,430,545
Cost of sales	-	-	84,749	-	84,749
Gross margin	$974,510	$159,534	$273,265	$(4,090)	$1,403,219

Selling, general and administrative					1,005,185
Depreciation and amortization					77,391
Operating earnings					$320,643

(1)	Goodwill impairment charge relates to the Specialized Managed Care Division.

C.	NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 applies to fixed maturity securities and requires that other-than-temporary impairment losses related to credit deterioration be included in the statements of operations and that losses related to other market factors be included as a component of other comprehensive income. The Company adopted the provisions of FSP 115-2 as of April 1, 2009. The portion of the Company’s impairment charge that was recorded prior to 2009 that was not either related to credit deterioration or to securities that the Company had made the decision to sell was insignificant. Accordingly, the Company did not record a cumulative effect transition adjustment and therefore the adoption of FSP 115-2 did not impact the Company’s financial position or results of operations. The disclosures required by FSP 115-2 are presented in Note G., Investments and Fair Value Measurements, to the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by this FSP are effective for the quarter ending June 30, 2009 and are included in Note G., Investments and Fair Value Measurements, to the consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Our adoption of this FSP was effective April 1, 2009.  The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of this FSP did not impact our financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 requires that the Company, as well as other entities that currently expect to widely distribute their financial statements, must evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 requires an entity to recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date (recognized subsequent events) and prohibits an entity from recognizing the effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date (non-recognized subsequent events). The Company adopted the provisions of SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The disclosures required by SFAS No. 165 are presented in Note K, Subsequent Events, to the consolidated financial statements.

D.	DEBT

The Company’s outstanding debt as of June 30, 2009, and December 31, 2008, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

5.875% Senior notes due 1/15/12	$ 241,903	$ 250,000
6.125% Senior notes due 1/15/15	228,845	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	382,142	388,816
of $1,093 at June 30, 2009
6.30% Senior notes due 8/15/14, net of unamortized discount	373,923	398,627
of $1,174 at June 30, 2009
Revolving Credit Facility due 7/11/12, 0.97% weighted	580,029	615,029
average interest rate for the period ended June 30, 2009
Total Debt	$ 1,806,842	$ 1,902,472

During the second quarter of 2009, the Company repaid a total of $61 million of the outstanding principal of several series of its outstanding debt for a principal payment of $52 million. As a result of these repayments, the Company recorded a gain of $8.3 million during the quarter ended June 30, 2009, which was net of the write off of deferred financing costs. The funds for the repayment were provided by cash on hand.

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1. As of June 30, 2009, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

During June 2009, the Company repaid $35 million on its Revolving Credit Facility. The remaining outstanding balance at June 30, 2009, of $580.0 million will be used to optimize the Company’s liquidity position and for general corporate purposes.

E.	CONTINGENCIES

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company was a defendant in the provider track of the In Re: Managed Care Litigation filed in the United States District Court for the Southern District of Florida, Miami Division, Multi-District Litigation (“MDL”), No. 1334, in the action captioned, Charles B. Shane., et al., vs. Humana, Inc., et al. The trial court granted summary judgment in favor of the Company on all claims asserted in the litigation. The Eleventh Circuit Court of Appeals affirmed the trial court’s order granting summary judgment. The Shane lawsuit has triggered the filing of copycat class action complaints by other health care providers such as chiropractors, podiatrists, acupuncturists and other licensed health care professionals. Each of these actions has been transferred to the MDL and has been designated as a “tag-along” action. There are three tag-along actions currently filed against the Company. On July 14, 2008, the MDL trial court entered an order in the Harrison vs. Coventry Health Care of Georgia, Inc. (“CHCGA”) tag along action which dismissed all of the plaintiffs’ claims except their breach of contract claim which the court ordered to arbitration. In addition, the court deferred to the arbitrator for decision, the Company’s affirmative defenses that the plaintiffs waived their right to arbitration and/or their claim is barred by the doctrines of collateral estoppel and res judicata. On March 13, 2009, the plaintiffs in The Harrison tag-along action filed their Demand for Arbitration. The Demand, which is a purported class action on behalf of all Georgia physicians who had written provider contracts with CHCGA, alleges that CHCGA breached those contracts by not paying statutory interest on claims not adjudicated in compliance with Georgia’s prompt pay statute and by applying certain claim edits which reduced the amount of reimbursement paid to the plaintiffs. CHCGA denies the allegations and has filed a motion to dismiss the class action and prompt pay claims. In the two (2) other tag along actions, Blue Springs Internal Medicine, P.C. et al., vs. Coventry Health Care of Kansas, Inc. and James Mirabile, M.D. et.al., vs. Coventry Health Care of Kansas, Inc., the MDL trial court referred each of the plaintiffs’ motion to remand the actions back to state court to a magistrate judge for a Report and Recommendation. The magistrate judge issued a Report and Recommendation which denied the motion to remand in both the Blue Springs and Mirabile actions. The district court then issued an order in both actions adopting the magistrate judge's Report and Recommendation. Then, by orders dated March 27, 2009, the magistrate judge granted, without prejudice, Coventry’s motion to dismiss all nine causes of actions in both the Blue Springs and Mirabile actions. In response to those orders, the plaintiffs in both the Blue Springs and Mirabile actions filed a Second Amended Complaint alleging a one count claim for breach of contract. The Company filed a motion to dismiss the Second Amended Complaint in both actions and by order dated July 8, 2009, the MDL trial court dismissed the Second Amended Complaint in the Mirabile and Blue Springs actions with leave to refile after the plaintiffs have exhausted all administrative remedies. In its order, the MDL court exercised its supplemental jurisdiction over any remaining state law claims and placed both actions in civil suspense. Although the Company can not predict the outcome, it believes that the tag-along actions will not have a material adverse effect on its financial position or the results of operations. The Company also believes that the claims asserted in these lawsuits are without merit and intends to defend its position.

The Company has received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company can not predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

First Health Group Corp, Inc. (“FHGC”), a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers Compensation Fee Schedule. For this reason, workers compensation insurers and third party administrators (“TPAs”) for employers who self insure worker compensation benefits, contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act, which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Any Willing Provider Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Any Willing Provider Act since that Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Any Willing Provider Act, that FHGC was exempt from the Act’s notice provision notice because it contracted directly with the providers, and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC. Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under Louisiana’s Any Willing Provider Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. FHGC has taken an immediate appeal from the entry of that judgment seeking to vacate its entry as invalid as a matter of law and will file a motion with the federal court for sanctions against the provider plaintiffs and their counsel for violating the injunction issued by the federal district court which barred and enjoined them from pursuing their claims against FHGC in the state court action. The Company believes that FHGC will be successful in its efforts to overturn the partial summary judgment, has accrued an adequate reserve for its potential exposure, and that the actions will not have a material adverse effect on its financial position or the results of operations.

In a related matter, FHGC has filed another lawsuit in Louisiana federal district court against 85 Louisiana providers seeking a declaratory judgment that its contracts are valid and enforceable, that its contracts are not subject to the Louisiana’s Any Willing Provider Act because its contracts pertain to payment for services rendered to injured workers, and FHGC is exempt from the notice provision of the Any Willing Provider Act because it has contracted directly with the providers. This lawsuit is assigned to the same federal district court judge who issued the decision and injunction in the lawsuit filed by FHGC against the four provider plaintiffs in the state court action.

F.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$18,425	$83,151	$62,592	$208,180
Other comprehensive income (losses):
Unrealized holding gain (losses)	6,139	(25,278)	27,965	(13,544)
Reclassification adjustments, net	(2,344)	(4,212)	(4,796)	(4,777)
Other comprehensive income (losses), before income taxes	3,795	(29,490)	23,169	(18,321)
Income tax (provision) benefit	(1,480)	11,501	(9,036)	7,146
Other comprehensive income (losses), net of income taxes	2,315	(17,989)	14,133	(11,175)
Comprehensive income	$20,740	$65,162	$76,725	$197,005

The Company’s unrealized holding gain on its investment portfolio during the quarter and six months ended June 30, 2009 primarily resulted from market and interest rate volatility during the periods.

G.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company adopted the provisions of FSP 115-2 as of April 1, 2009. The portion of the Company’s impairment charge that was recorded prior to 2009 that was not either related to a belief that the entire amortized cost basis would not be recovered, credit deterioration of the specific security or to securities that the Company has made the decision to sell was insignificant. Accordingly, the Company did not record a cumulative effect transition adjustment upon adoption.

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses, except for those determined to be other-than-temporary impairments, as accumulated other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets. Certain prior year investment balances have been reclassified in the tables below to conform to the 2009 presentation requirements.

During the current quarter, two of the Company’s fixed income securities were deemed other-than-temporarily impaired and written down with a gross charge of $0.4 million against earnings.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at June 30, 2009 and December 31, 2008 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of June 30, 2009
State and municipal bonds	$ 809,746	$ 27,540	$ (2,146)	$ 835,140
US Treasury securities	236,099	2,448	(27)	238,520
Government-sponsored enterprise securities (1)	154,215	3,501	(146)	157,570
Residential mortgage-backed securities (2)	250,282	8,948	(629)	258,601
Commercial mortgage-backed securities	50,850	101	(6,067)	44,884
Asset-backed securities (3)	59,227	1,829	(2,196)	58,860
Corporate debt and other securities	224,814	5,362	(614)	229,562
	$ 1,785,233	$ 49,729	$ (11,825)	$1,823,137
Equity investments (4)				51,660
				$1,874,797

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2008
State and municipal bonds	$ 826,136	$ 19,677	$ (4,546)	$ 841,267
US Treasury securities	457,507	5,932	(54)	463,385
Government-sponsored enterprise securities (1)	92,901	4,014	-	96,915
Residential mortgage-backed securities (2)	297,456	8,306	(2,863)	302,899
Commercial mortgage-backed securities	49,394	15	(7,618)	41,791
Asset-backed securities (3)	65,307	70	(6,896)	58,481
Corporate debt and other securities	191,053	1,449	(2,813)	189,689
	$ 1,979,754	$ 39,463	$ (24,790)	$1,994,427
Equity investments (4)				53,580
				$2,048,007
(1)	Includes FDIC insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt, and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore presented at their carrying value.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 223,536	$ 225,882	$ 410,097	$ 411,874
1 to 5 years	657,118	666,495	590,678	588,629
5 to 10 years	391,861	403,393	381,324	385,756
Over 10 years	512,718	527,367	597,655	608,168
Total	$ 1,785,233	$ 1,823,137	$ 1,979,754	$ 1,994,427

Investments with no stated maturities are included as contractual maturities of over 10 years.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $5.1 million and gross other-than-temporary impairment losses of $0.4 million were realized on sales and the other-than-temporary impairment of investments for the six months ended June 30, 2009. This compares to gross investment gains of $5.7 million and gross investment losses of $0.9 million that were realized on sales and the other-than-temporary impairment of investments for the six months ended June 30, 2008. Realized gains or losses are recorded in other income, net in the accompanying consolidated statement of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At June 30, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 50,662	$ (999)	$ 27,399	$ (1,147)	$ 78,061	$ (2,146)
US Treasury securities	39,639	(27)	-	-	39,639	(27)
Government sponsored enterprises	48,733	(146)	-	-	48,733	(146)
Residential mortgage-backed securities	3,705	(6)	12,550	(623)	16,255	(629)
Commercial mortgage-backed securities	1,063	(11)	33,372	(6,056)	34,435	(6,067)
Asset-backed securities	16	-	9,602	(2,196)	9,618	(2,196)
Corporate debt and other securities	8,654	(60)	11,955	(554)	20,609	(614)
Total	$152,472	$ (1,249)	$ 94,878	$ (10,576)	$247,350	$ (11,825)

At December 31, 2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$154,665	$ (3,052)	$ 21,441	$ (1,494)	$176,106	$ (4,546)
US Treasury securities	274,891	(54)	-	-	274,891	(54)
Government sponsored enterprises	-	-	-	-	-	-
Residential mortgage-backed securities	29,634	(1,238)	10,436	(1,625)	40,070	(2,863)
Commercial mortgage-backed securities	23,807	(3,287)	17,379	(4,331)	41,186	(7,618)
Asset-backed securities	46,508	(2,413)	9,135	(4,483)	55,643	(6,896)
Corporate debt and other securities	78,730	(1,450)	4,063	(1,363)	82,793	(2,813)
Total	$608,235	$ (11,494)	$ 62,454	$ (13,296)	$670,689	$ (24,790)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment. The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets. We evaluate these losses for an other-than-temporary impairment in accordance with the provisions of FSP 115-2.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be recorded in future periods.

Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as observable inputs such as quoted prices in active markets; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,712,152	$1,247,546	$464,606	$-
State and municipal bonds	835,140	-	829,710	5,430
US Treasury securities	238,520	238,520	-	-
Government-sponsored enterprise securities	157,570	-	157,570	-
Residential mortgage-backed securities	258,601	-	257,666	935
Commercial mortgage-backed securities	44,884	-	44,884	-
Asset-backed securities	58,860	-	56,260	2,600
Corporate debt and other securities	229,562	-	218,351	11,211
Total	$3,535,289	$1,486,066	$2,029,047	$20,176

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,123,114	$609,195	$513,919	$-
State and municipal bonds	841,267	-	833,287	7,980
US Treasury securities	463,385	463,385	-	-
Government-sponsored enterprise securities	96,915	-	96,915	-
Residential mortgage-backed securities	302,899	-	302,899	-
Commercial mortgage-backed securities	41,791	-	41,791	-
Asset-backed securities	58,481	-	56,232	2,249
Corporate debt and other securities	189,689	-	176,763	12,926
Total	$3,117,541	$1,072,580	$2,021,806	$23,155

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarters and six months ended June 30, 2009 and 2008 (in thousands):

Quarter Ended June 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, April 1	$ 21,778	$ 7,980	$ -	$ 2,206	$ 11,592
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	2,794	850	1,123	428	393
Included in other comprehensive income	491	-	-	491	-
Purchases, issuances and settlements	(4,887)	(3,400)	(188)	(525)	(774)
Ending Balance, June 30, 2009	$ 20,176	$ 5,430	$ 935	$ 2,600	$ 11,211

Quarter Ended June 30, 2008

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, April 1	$ 9,585	$ -	$ -	$ 7,295	$ 2,290
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	(19)	-	-	7	(26)
Included in other comprehensive income	110	-	-	112	(2)
Purchases, issuances and settlements	(2,334)	-	-	(620)	(1,714)
Ending Balance, June 30, 2008	$ 7,342	$ -	$ -	$ 6,794	$ 548

Six Months Ended June 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 23,155	$ 7,980	$ -	$ 2,249	$ 12,926
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	5,018	850	1,423	786	1,959
Included in other comprehensive income	449	-	-	491	(42)
Purchases, issuances and settlements	(8,446)	(3,400)	(488)	(926)	(3,632)
Ending Balance, June 30, 2009	$ 20,176	$ 5,430	$ 935	$ 2,600	$ 11,211

Six Months Ended June 30, 2008

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 10,797	$ -	$ -	$ 8,308	$ 2,489
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	(20)	-	-	7	(27)
Included in other comprehensive income	(235)	-	-	(234)	(1)
Purchases, issuances and settlements	(3,200)	-	-	(1,287)	(1,913)
Ending Balance, June 30, 2008	$ 7,342	$ -	$ -	$ 6,794	$ 548

H.	GOODWILL

In June 2009, the Company signed a definitive agreement to sell its fee-based Medicaid services subsidiary First Health Services Corporation (“FHSC”) to Magellan Health Services, Inc. (“Magellan”) for $110 million in an all-cash transaction. The completion of the sale was subject to certain regulatory approvals and closing conditions.

The Company considered the pending sale a potential indicator of impairment.  In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," it was determined that the carrying value of the reporting unit was in excess of fair value. Fair value was determined to be the $110 million purchase price, which is level 3 in the fair value hierarchy.  The Company performed a preliminary estimate of the probable impairment loss and recorded a gross impairment charge of $72.4 million during the quarter ended June 30, 2009.  This impairment charge, which is recorded in the Company's Specialized Managed Care Division, represents management's best estimate, as the measurement of unrecognized intangible assets was pending completion.  As discussed in Note K., Subsequent Events, the sale of FHSC was finalized subsequent to June 30, 2009.  Any adjustment to the estimated impairment will be recognized in subsequent periods. Related to the impairment charge, the Company recorded a $17 million reduction to income tax provision in accordance with intra-period tax allocation requirements.

The changes in the carrying amount of goodwill for the three and six month periods ended June 30, 2009, are as follows (in thousands):

Beginning Balance, December 31, 2008	$ 2,695,025
Impairment charge related to FHSC	(72,373)
Other	(173)
Ending Balance, June 30, 2009	$ 2,622,479

I.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 3.3 million stock options during the six months ended June 30, 2009. The Company recorded compensation expense related to stock options of approximately $5.8 million and $8.6 million for the quarters ended June 30, 2009 and 2008, respectively, and $13.7 million and $18.1 million for the six months ended June 30, 2009 and 2008, respectively. The total intrinsic value of options exercised was $0.3 million and $0.4 million for the quarters ended June 30, 2009 and 2008, respectively, and $0.6 million and $8.7 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $56.1 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes stock option activity for the six months ended June 30, 2009:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2009	11,576	43.13
Granted	3,309	15.50
Exercised	(63)	7.63
Cancelled and expired	(938)	50.39
Outstanding at June 30, 2009	13,884	36.14	12,880	6.14
Exercisable at June 30, 2009	8,313	40.73	1,939	4.24

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2009 to derive the assumptions used in the valuation model is consistent with that used in 2008. The following average values and weighted-average assumptions for the quarters and six months ended June 30, 2009 and 2008 were used for option grants.

	Quarters Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Black-Scholes-Merton Value	$ 7.33	$ 13.34	$ 7.06	$ 13.36
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	3.0%	1.7%	2.9%
Expected volatility	59.3%	31.7%	61.1%	31.7%
Expected life (in years)	3.6	4.2	3.8	4.2

Restricted Stock Awards

The Company awarded 1.6 million shares of restricted stock in the six months ended June 30, 2009. The value of the restricted shares is amortized over various vesting periods through 2013. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $4.5 million and $6.4 million for the quarters ended June 30, 2009 and 2008, respectively, and $10.0 million and $13.6 million for the six months ended June 30, 2009 and 2008, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $54.2 million at June 30, 2009, and is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $4.9 million and $16.3 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2009:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2009	1,460	$43.80
Granted	1,602	$16.03
Vested	(283)	$51.14
Forfeited	(289)	$41.64
Nonvested, June 30, 2009	2,490	$25.17

Performance Share Units

During the six months ended June 30, 2009, the Company granted performance share units (“PSUs”) to key employees pursuant to the Company’s Amended and Restated 2004 Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over various periods through 2010. All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company.

The following table summarizes PSU activity for the six months ended June 30, 2009 (in thousands):

Units

Outstanding, January 1, 2009	-
Granted	921
Payments	-
Cancelled/Forfeited	-
Outstanding, June 30, 2009	921

The Company recorded compensation expense related to the PSUs of approximately $2.1 million for the six months ended June 30, 2009.

J.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 13.5 million and 7.7 million shares for the quarters ended June 30, 2009 and 2008, respectively, and 12.9 million and 6.1 million shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $16.8 million and $24.9 million for the quarters ended June 30, 2009 and 2008, respectively, and $35.2 million and $54.6 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income primarily resulted from lower interest rates on the large percentage of the portfolio invested in Treasury instruments and money market funds during the current period. Other income, net also includes an $8.3 million gain on the repurchase of outstanding debt during the second quarter of 2009.

K.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the financial statements.

Sale of First Health Services Corporation

On July 31, 2009, pursuant to the definitive agreement described in Note H., Goodwill, the Company completed the sale of its fee-based Medicaid services subsidiary, FHSC, to Magellan. The table below shows the carrying amounts of the major classes of assets and liabilities of FHSC as of June 30, 2009:

Assets
Accounts receivable, net	$ 25,120
Prepaid expenses and other	2,054
Current assets	27,174
Property and equipment, net	2,971
Goodwill and other intangibles	89,294
Other assets	96
Total Assets	$ 119,535
Liabilities
Accounts payable	$ 6,682
Deferred revenue	3,403
Total Liabilities	$ 10,085

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended June 30, 2009 and 2008. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2008, including the critical accounting policies discussed therein.

Summary of Second Quarter 2009 Performance

•	Revenue increased 18.8% over the prior year quarter.
•	Continued growth in all Medicare products. Medicare Coordinated Care Product (“CCP”) membership growth of 39% from the prior year quarter.
•	Continued growth in Individual risk membership.
•	Announced the pending divesture of a non-core business, First Health Services Corporation (“FHSC”) for $110 million in cash, subject to certain working capital adjustments.
•	Recognized a gross goodwill impairment charge of $72.4 million related to the pending FHSC divestiture.
•	Debt reduction of $95.7 million during the quarter.
•	Cash flow from operations of $120.3 million.

New Accounting Standards

For this information, refer to Note C., New Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements, herein.

Membership

The following table presents our membership as of June 30, 2009 and 2008 (in thousands):

	June 30,
Membership by Product	2009	2008
Health Plan Commercial Risk	1,477	1,584
Health Plan Commercial ASO	697	765
Medicare Advantage CCP	182	131
Medicaid Risk	385	493
Health Plan Total	2,741	2,973

Medicare Advantage PFFS	329	241
Other National Risk	15	29
Other National ASO	571	645
Total Medical Membership	3,656	3,888

Medicare Part D	1,555	874

Total Membership	5,211	4,762

Total Health Plan membership decreased 232,000 primarily due to membership losses in Commercial Risk and Medicaid Risk. During the current quarter, the growth in national unemployment resulted in an acceleration of “in group” Health Plan Commercial Risk membership attrition compared to the same period in 2008. Additionally, the Commercial membership declined as a result of premium pricing increases related to the higher medical cost experienced in 2008. The decrease in Medicaid Risk membership was primarily due to the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members, effective July 1, 2008. This was a capitated pass-through arrangement we had with a local provider group. Given the nature of this globally capitated contract, we earned a low single digit operating margin. The increase in Medicare Advantage CCP was primarily the result of our successful annual election period and open enrollment period for 2009.

The increases in Medicare Part D membership of 681,000 and Medicare Advantage Private Fee-for-Service (“PFFS”) of 88,000 were primarily the result of our successful annual election period and open enrollment period for 2009.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated operating results for the quarters and six months ended June 30, 2009 and 2008 (dollars in thousands, except diluted earnings per share amounts).

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Total operating revenues	$3,536,950	$2,977,904	18.8%	$7,110,539	$5,918,513	20.1%
Operating earnings	$36,954	$126,320	(70.7%)	$109,868	$320,643	(65.7%)
Operating earnings as a percentage of revenues	1.0%	4.2%	(3.2%)	1.5%	5.4%	(3.9%)
Net earnings	$18,425	$83,151	(77.8%)	$62,592	$208,180	(69.9%)
Diluted earnings per share	$0.12	$0.55	(78.2%)	$0.42	$1.36	(69.1%)
Selling, general and administrative as a percentage of revenue	16.0%	16.7%	(0.7%)	16.0%	17.0%	(1.0%)

Comparison of Quarters Ended June 30, 2009 and 2008

Managed care premium revenue increased primarily as a result of higher membership in our Medicare lines of business in Part D, PFFS, and CCP as a result of successful enrollment for 2009. The revenue increases were also a result of increased Individual membership. Partially offsetting this increase was lower revenue for our Commercial Risk and Medicaid businesses due to membership declines.

Management services revenue for the current quarter was consistent with the revenue level in the prior year quarter. We experienced an increase in our Worker’s Compensation Division due to higher pharmacy benefit management program revenue partially offset by a decrease in revenue from our Public Sector line of business.

Medical costs increased primarily as a result of increase in Medicare membership, as discussed above. Total medical costs as a percentage of premium revenue, “medical loss ratio,” or “MLR” increased over the prior year quarter as a result of a change in our mix of business due to the increase in membership for the Medicare products which have a higher MLR. The increased medical costs were partially offset by improved MLR on our Medicare Advantage and Commercial lines of business. Medical costs were unusually high in 2008 due to unfavorable IBNR reserve development on our PFFS business as well as increased Commercial medical cost trend experienced during 2008.

Selling, general and administrative expense increased due to higher wage expense including staff increases associated with the additional Medicare membership, annual incentive compensation accruals in the current year quarter but not in the prior year quarter and severance expense related to terminated employees in 2009. Additionally, during the current year quarter there was an increase in broker commissions and other member related costs due to the higher Medicare membership. Selling, general and administrative expense as a percentage of revenue declined slightly as a result of the large increase in operating revenues in the current quarter while expenses were controlled at a rate lower than the increase in revenue.

Depreciation and amortization expense decreased primarily as a result of developed software and computer equipment becoming fully depreciated.

We considered the pending sale of FHSC to be a potential indicator of the impairment of goodwill. As a result we performed an interim goodwill impairment analysis, which resulted in us recording a gross impairment charge of $72.4 million during the quarter ended June 30, 2009.

Interest expense decreased due to lower interest rates on the Company’s revolving credit facility during the current quarter.

Other income, net for the current quarter was consistent with the prior year quarter. During the current quarter we recognized an $8.3 million gain on the repurchase of outstanding debt. This was offset by $8.1 million lower interest income earned during the current quarter due to lower interest rates.

The effective tax rate increased to 60.9%, as compared to 38.0% for the prior year quarter, primarily as a result of the FHSC goodwill impairment charge.

Comparison of Six Months Ended June 30, 2009 and 2008

Managed care premium revenue increased primarily as a result of higher membership in our Medicare business in Part D, PFFS, and CCP as a result of successful enrollment for 2009. The revenue increases were also a result of increased Individual membership. Partially offsetting this increase was lower revenue for our Commercial Risk and Medicaid business due to membership declines.

Management services revenue increased primarily due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division, partially offset by lower revenue in the Public Sector and National Account businesses.

Medical costs increased primarily as a result of increase in Medicare membership, as discussed above. MLR increased over the prior year six months as a result of a change in our mix of business primarily related to Medicare Advantage, Part D, and Commercial Risk.

Medical costs for the six months ended June 30, 2009 included approximately $140.9 million of favorable medical cost development related to prior calendar years. On a full year basis we expect favorable development related to prior calendar years to be slightly higher than that recorded for the first half of 2009. Comparatively, medical costs for the six months ended June 30, 2008, included approximately $34.2 million of favorable medical cost development related to prior calendar years. For the full year of 2008 we experienced favorable medical cost development of $48.1 million. The increase in favorable development during the 2009 six month period was primarily a result of favorable development on the Medicare PFFS line, as compared to unfavorable development for that line in the 2008 period.

Selling, general and administrative expense increased due to higher wage expense including staff increases associated with the additional Medicare membership, annual incentive compensation accruals in the current year six month period but not in the prior year six month period and severance expense related to terminated employees in 2009. Additionally, during the current year quarter there was an increase in broker commissions and other member related costs due to the higher Medicare membership. Selling, general and administrative expense as a percentage of revenue declined as a result of the large increase in operating revenues in the current quarter while expenses were controlled at a rate lower than the increase in revenue.

Depreciation and amortization expense decreased primarily as a result of developed software and computer equipment becoming fully depreciated.

Impairment of goodwill represents the write down of goodwill in the current quarter related to the pending divestiture of FHSC.

Interest expense decreased due to lower interest rates on the Company’s revolving credit facility during the current year six month period.

Other income, net decreased for the current six month period due to $19.4 million in lower interest income resulting from lower interest rates. This decrease was partially offset as we recognized an $8.3 million gain on the repurchase of outstanding debt during the current period.

The effective tax rate increased to 46.8%, as compared to 37.9% for the prior year six months, primarily as a result of the FHSC goodwill impairment charge.

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

The Company’s segment results for the 2008 periods have been reclassified to conform to the 2009 presentation. For additional information regarding our segments, refer to Note B., Segment Information, in the Notes to the Condensed Consolidated Financial Statements, herein.

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$1,310,645	$1,353,101	$(42,456)	$2,637,866	$2,694,796	$(56,930)
Commercial Management Services	83,675	82,446	1,229	167,485	168,589	(1,104)
Medicare Advantage	1,224,011	795,495	428,516	2,385,601	1,504,509	881,092
Medicaid Risk	263,039	285,024	(21,985)	523,877	567,203	(43,326)
Health Plan and Medical Services	2,881,370	2,516,066	365,304	5,714,829	4,935,097	779,732
Medicare Part D	397,090	201,911	195,179	881,213	485,319	395,894
Other Premiums	23,746	15,193	8,553	47,703	22,930	24,773
Public Sector	38,576	43,164	(4,588)	79,270	86,748	(7,478)
Other Management Services	23,408	23,315	93	46,667	44,104	2,563
Specialized Managed Care	482,820	283,583	199,237	1,054,853	639,101	415,752
Workers’ Compensation	192,060	187,043	5,017	379,694	358,014	21,680
Other/Eliminations	(19,300)	(8,788)	(10,512)	(38,837)	(13,699)	(25,138)
Total Operating Revenues	$3,536,950	$2,977,904	$559,046	$7,110,539	$5,918,513	$1,192,026

Gross Margin (in thousands)

Health Plan and Medical Services	$478,190	$423,213	$54,977	$969,826	$974,510	$(4,684)
Specialized Managed Care	102,437	101,019	1,418	166,401	159,534	6,867
Workers’ Compensation	134,040	139,637	(5,597)	263,798	273,265	(9,467)
Other/Eliminations	(2,711)	(2,190)	(521)	(5,353)	(4,090)	(1,263)
Total	$711,956	$661,679	$50,277	$1,394,672	$1,403,219	$(8,547)

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$299.79	$285.32	5.1%	$298.05	$284.41	4.8%
Medicare Advantage risk (1)	$857.05	$879.79	(2.6%)	$858.71	$865.68	(0.8%)
Medicare Part D (2)	$85.27	$89.92	(5.2%)	$84.82	$89.29	(5.0%)
Medicaid risk	$230.27	$193.59	18.9%	$231.09	$193.87	19.2%
Medical Loss Ratios:
Health plan commercial risk	81.7%	82.7%	(1.0%)	81.3%	80.7%	0.6%
Medicare Advantage risk	90.4%	93.2%	(2.8%)	90.5%	88.3%	2.2%
Medicare Part D	89.9%	86.0%	3.9%	96.4%	96.1%	0.3%
Medicaid risk	90.2%	86.4%	3.8%	89.3%	85.4%	3.9%
Total	86.4%	85.8%	0.6%	86.9%	84.2%	2.7%
(1) Revenue per member per month excludes the impact of revenue ceded to external parties.
(2) Revenue per member per month excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters and Six Months Ended June 30, 2009 and 2008

Health Plan and Medical Services revenue increased over the prior year quarter and six months ended primarily due to membership growth in the Medicare PFFS products. The increase was also a result of an increase in the average realized premium yield per member per month for the Medicare PFFS product. With the effect of the ceded revenue being included in the Medicare Advantage risk premium yield, the premium yield per member per month for the six month period ending June 30 increased to $795.58 in 2009 from $747.36 in 2008. The increase is a result of a smaller portion of our Medicare PFFS business in 2009 being ceded to external parties through quota share arrangements. When reviewing the premium yield for Medicare Advantage business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2008. The yields also increased due to the termination of our Pennsylvania Medicaid behavioral health contract, which had a lower premium yield. These increases in revenue were offset by declines in the membership of the Medicaid Risk and Commercial Risk products.

Gross margin increased primarily due to the growth in the Medicare Advantage business as well as the improved medical loss ratios for the Medicare PFFS product. The Medicare PFFS medical loss ratios decreased over the prior year quarter and six months ended as the prior year included unfavorable IBNR reserve development on our PFFS business. We also experienced improvement during 2009 in the Commercial risk MLR. We experienced higher than expected medical cost trends in 2008 which appear to have peaked in the second quarter of 2008. As a result of this increase in medical costs during 2008, premium rates were increased upon renewal during the second half of 2008 and the first half of 2009.

Specialized Managed Care Division

Quarters and Six Months Ended June 30, 2009 and 2008

Specialized Managed Care revenue experienced a significant increase over the prior year quarter and six months ended June 30, 2009, due to the large increase in membership for the Medicare Part D product. Medicare Part D premium yields for the period ending June 30, 2009, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, decreased in 2009 compared to 2008, primarily due to the mix of products sold in 2009. The majority of the Medicare Part D growth was in the lower cost, leaner benefit plans, which have a lower premium. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the premium yields were $96.45 for the 2009 six month period compared to $92.60 in 2008. The increase is a result of a smaller portion of our Medicare Part D business in 2009 being ceded to external parties through quota share arrangements.

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

The gross margin for the Specialized Managed Care Division improved for the quarter and six months ended June 30, 2009, compared to the same period in 2008. This increase in gross margin is primarily the result of increased Part D membership during the current periods.

Workers’ Compensation Division

Quarters and Six Months Ended June 30, 2009 and 2008

Revenue in the Workers’ Compensation Division increased over the prior year quarter and six months ended periods primarily due to the growth of our pharmacy benefit management program. The increase was partially offset by lower revenue in the other business lines as a result of lower claim volume.

Workers’ Compensation gross margin decreased over the prior year quarter and six months ended periods due to the decline in claim volume, partially offset by the growth in the pharmacy benefit management program.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.18 years as of June 30, 2009. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FSP 115-2. We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry, or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency; and
•	recoveries or additional declines in fair value subsequent to the balance sheet date.

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

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $72.6 million at June 30, 2009, and $66.5 million at December 31, 2008 that are restricted under state regulations, increased $408 million to $3.5 billion at June 30, 2009, from $3.1 billion at December 31, 2008.

We have classified all of our investments as available-for-sale. Maturities (in thousands) based upon their contractual terms are as disclosed in Note G., Investments and Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, herein.

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

Cash Flows

Net cash from operating activities for the six months ended June 30, 2009 was a result of net earnings plus non-cash adjustments to earnings, as well as increases in medical liabilities, accounts payable and other accrued liabilities, and deferred revenue. The increase in medical liabilities during the 2009 period primarily resulted from a growth in membership across the Medicare business. The nature of our business is such that premium revenues are generally received up to two months prior to expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation or growth of a benefit program. Accounts payable and other accrued liabilities increased primarily due to accruals for annual incentive compensation programs. Deferred revenue increased mainly due to strong collections in the current year.

Our net cash from operating activities for the six months ended June 30, 2009 was $259 million higher than the corresponding 2008 period. Contributing to the increase was the larger increase in medical liabilities of $91 million during the 2009 period as a result of membership increases. Also during the current period Medicare accruals resulted in a $138 million lower change in other receivables when compared to the prior year period. Additionally, accounts payable and other accrued liabilities cash flows changed by $148 million. The 2008 six month period was an outflow of $130 million primarily due to tax payments exceeding tax accruals as well as changes to incentive compensation accruals. Partially offsetting the changes was lower earnings during the current year period and a lower increase in deferred revenue, also during the current year period.

Net cash from investing activities for the six months ended June 30, 2009 was an inflow primarily due to proceeds received from the sales and maturities of investments. Additionally, escrow payments totaling $10 million were received during the period from previous acquisitions.

Projected capital expenditures for fiscal 2009 are estimated at $65 to $75 million and consist primarily of computer hardware, software and other equipment.

The smaller outflow in net cash from financing activities during the six months ended June 30, 2009 was a result of no share repurchases under our share repurchase program and less debt repayment during the current period. During the prior year six months we paid $220 million for share repurchases and $220 million in debt repayment, compared to $87 million for debt repayment in the current period. The prior year period also included $30 million of proceeds from debt issuances.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the quarter ended June 30, 2009, we received $89.0 million in dividends from our regulated subsidiaries and we made $1.0 million in capital contributions to them. We had $1.2 billion of regulated capital and surplus at June 30, 2009 and met all minimum surplus balance requirements.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $826.8 million and $549.9 million at June 30, 2009 and December 31, 2008, respectively. The increase primarily resulted from the fact that we had no share repurchases and no acquisitions during the current quarter.

Outlook

Excluding the Effects of the Pending FHSC Transaction

Health Plan and Medical Services Division – We expect our Commercial Group Risk membership to decline by up to 12% by year end, although our Commercial Individual Risk membership is expected to increase by approximately 30,000 members. This net decline of approximately 9% primarily reflects the impact of the national recession, including a higher level of “in-group” terminations due to employer layoffs and other cutbacks, and eligible employees choosing not to select health insurance coverage at all. Although we will actively pursue retaining and acquiring new customer groups, we will also maintain our pricing discipline. We now expect the Commercial Group Risk MLR to be in the range of 82.0% to 82.5% for 2009.

As expected, in the second quarter our national Medicare PFFS product grew by a net 12,000 members, compared to the 75,000 new net members in the first quarter, before the open enrollment period ended March 31, 2009. Our health plan based CCP membership grew by a net 6,000 in the second quarter, primarily due to “age ins.” Our first quarter net CCP membership growth, during open enrollment, was a net 39,000 members. With our Medicare products, we remain committed for the long term with our CCP and Part D programs. Our national PFFS product will be fully supported through the remainder of 2009, and through claims run out in 2010. The Company has decided not to renew its national PFFS product for the 2010 plan year. We expect our Medicare Advantage program MLR to be consistent with our results through the second quarter year-to-date.

Specialized Managed Care Division – Our Medicare Part D product grew by a net 54,000 members in the second quarter and 624,000 net members for the year. The vast majority of this growth was with our low income/auto assign product and our two leaner designed, better performing retail products. Accordingly, we believe that the MLRs for this product will range between 84% and 85% for 2009, which is consistent with our 2008 results.

Workers’ Compensation Division – As with our Health Plan and Medical Services Division, unfavorable macro-economic forces will make revenue growth for our Workers’ Compensation Division challenging for the year, although we expect a small increase. Accordingly, our focus will be on providing a superior customer value proposition, related revenue retention, identification of new areas of revenue growth for the future, and expense management.

Regarding our balance sheet and liquidity, we ended the second quarter with approximately $550 million in free cash at the parent level, and approximately $2 billion in cash, cash equivalents, and U.S. Treasury securities on a consolidated basis. We also have a net balance owing on our revolving line of credit of $580 million. Through the collection of dividends from our regulated and unregulated subsidiaries, we expect our corporate free cash balance to grow for the remainder of the year, although at a slower pace, as most of our dividends from our regulated entities have already been collected. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Excluding the effect of the FHSC transaction, we expect our effective tax rate for the full year of 2009 to be 37% to 37.5%.

Effect of Pending FHSC Transaction

During the second quarter of 2009, we recorded a non-cash net charge of $55.4 million related to the pending FHSC divestiture, or $0.38 per diluted share. This charge included a gross write down of $72.4 million of goodwill, net of a $17.0 million reduction to our income tax provision in accordance with intra-period tax allocation requirements. Assuming successful completion of the transaction, during the third quarter the Company is projecting an additional charge of approximately $0.17 to $0.22 per diluted share. The total charge on the FHSC divestiture is expected to be $0.55 to $0.60 per diluted share which is consistent with the estimate previously provided when the transaction was announced on June 5, 2009. Furthermore, subsequent to the closing of the transaction, the Company expects that the FHSC divestiture proceeds will be used for a combination of debt reduction and share repurchase resulting in a neutral impact to adjusted 2009 earnings per diluted share.

Legal Proceedings

For this information, refer to Note E., Contingencies, in the Notes to the Condensed Consolidated Financial Statements, herein.

   ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the Quantitative and Qualitative Disclosures About Market Risk section contained in our Annual Report on Form 10–K for the year ended December 31, 2008.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we did not purchase common stock under our publicly announced stock repurchase program. As of June 30, 2009, the total remaining number of common shares we are authorized to repurchase under the program is 6.7 million.

The following table presents information about our purchases of our common stock during the quarter ended June 30, 2009 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program

April 1-30, 2009	3	$13.47	-	6,724
May 1-31, 2009	68	$17.55	-	6,724
June 1-30, 2009	22	$18.79	-	6,724
Totals	93	$17.71	-	6,724

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2009. An aggregate of 132,793,262 shares of Common Stock, or 89.43% of the Company’s outstanding shares, were represented at the meeting either in person or by proxy and accordingly, the meeting was duly constituted. The following proposals were adopted by a plurality (Proposal One) or majority of the shares voting for each proposal as follows:

Proposal One: To elect three class III Directors to serve until the annual meeting of stockholders in 2012.

	NUMBER OF SHARES/PERCENTAGE OF COMMON STOCK
Name	FOR	%	AGAINST	%	WITHHELD	%
Daniel N. Mendelson	129,503,544	97.52%	3,177,824	2.39%	111,894	0.08%
Rodman W. Moorhead, III	121,555,061	91.53%	11,060,178	8.32%	178,023	0.13%
Timothy T. Weglicki	122,089,095	91.93%	10,527,254	7.92%	176,913	0.13%

Proposal Two: To approve the Company’s 2004 Incentive Plan, as amended and restated.

FOR	110,496,678	90.28%
AGAINST	11,798,272	9.64%
ABSTAIN	85,070	0.06%
	122,380,020

Proposal Three: To approve the use of certain performance goals in the Company’s 2004 Incentive Plan.

FOR	126,715,205	95.48%
AGAINST	5,806,849	4.37%
ABSTAIN	179,554	0.13%
	132,701,608

Proposal Four: To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2009.

FOR	132,017,034	99.48%
AGAINST	613,498	0.46%
ABSTAIN	71,525	0.05%
	132,702,057

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement (Performance-Based)

10.2	Form of Restricted Stock Award Agreement (Time-Based)

10.3	Form of Performance Share Unit Agreement

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	August 7, 2009	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	August 7, 2009	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 7, 2009	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement (Performance-Based)

10.2	Form of Restricted Stock Award Agreement (Time-Based)

10.3	Form of Performance Share Unit Agreement

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

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