Form 10-Q
period 2009-09-30
COVENTRY HEALTH CARE INC
filed 2009-11-06
CIK 1054833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock $.01 Par Value	147,983,317

COVENTRY HEALTH CARE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,691,847	$1,123,114
Short-term investments	355,417	338,129
Accounts receivable, net	259,775	293,636
Other receivables, net	501,348	524,803
Other current assets	156,837	130,808
Total current assets	2,965,224	2,410,490

Long-term investments	1,888,670	1,709,878
Property and equipment, net	270,153	308,016
Goodwill	2,535,718	2,695,025
Other intangible assets, net	491,164	546,168
Other long-term assets	33,949	57,821
Total assets	$8,184,878	$7,727,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,702,855	$1,446,391
Accounts payable and other accrued liabilities	630,190	474,561
Deferred revenue	107,172	104,823
Total current liabilities	2,440,217	2,025,775

Long-term debt	1,708,935	1,902,472
Other long-term liabilities	433,077	368,482
Total liabilities	4,582,229	4,296,729

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,904	1,903
190,439 issued and 147,987 outstanding in 2009
190,318 issued and 148,288 outstanding in 2008
Treasury stock, at cost; 42,451 in 2009; 42,031 in 2008	(1,281,581)	(1,287,662)
Additional paid-in capital	1,744,011	1,748,580
Accumulated other comprehensive income	46,210	8,965
Retained earnings	3,092,105	2,958,883
Total stockholders’ equity	3,602,649	3,430,669
Total liabilities and stockholders’ equity	$8,184,878	$7,727,398

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Managed care premiums	$3,153,142	$2,627,345	$9,595,872	$7,891,701
Management services	290,968	298,376	879,507	865,785
Total operating revenues	3,444,110	2,925,721	10,475,379	8,757,486

Operating expenses:
Medical costs	2,661,131	2,200,405	8,261,102	6,630,950
Cost of sales	62,384	54,289	178,280	139,038
Selling, general and administrative	527,173	478,973	1,607,142	1,411,163
Depreciation and amortization	40,660	35,617	110,309	109,401
Total operating expenses	3,291,348	2,769,284	10,156,833	8,290,552

Operating earnings	152,762	156,437	318,546	466,934

Interest expense	20,697	22,523	64,603	70,545
Other income, net	18,012	(9,904)	69,773	52,292

Earnings before income taxes	150,077	124,010	323,716	448,681

Provision for income taxes	49,638	45,032	117,462	168,027

Income from continuing operations	100,439	78,978	206,254	280,654

(Loss) income from discontinued operations, net of tax	(29,810)	6,496	(73,033)	13,000

Net earnings	$70,629	$85,474	$133,221	$293,654

Net earnings per share:
Basic earnings per share from continuing operations	$0.68	$0.54	$1.40	$1.88
Basic (loss) earnings per share from discontinued operations	(0.20)	0.04	(0.50)	0.09
Total basic earnings per share	$0.48	$0.58	$0.90	$1.96

Diluted earnings per share from continuing operations	$0.68	$0.53	$1.40	$1.86
Diluted (loss) earnings per share from discontinued operations	(0.20)	0.04	(0.50)	0.09
Total diluted earnings per share	$0.48	$0.58	$0.90	$1.94

Weighted average common shares outstanding:
Basic	147,062	146,652	146,956	149,591
Effect of dilutive options and restricted stock	722	1,150	613	1,638
Diluted	147,784	147,802	147,569	151,229

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Net cash from operating activities	$788,843	$581,686
Cash flows from investing activities:
Capital expenditures, net	(34,795)	(48,551)
Proceeds from sales of investments	231,904	639,414
Proceeds from maturities of investments	504,896	132,866
Purchases of investments	(852,591)	(552,781)
Payments for acquisitions, net of cash acquired	10,197	(135,684)
Proceeds from FHSC disposal, net	115,437	-
Net cash from investing activities	(24,952)	35,264

Cash flows from financing activities:
Proceeds from issuance of stock	1,094	6,873
Payments for repurchase of stock	(11,745)	(322,936)
Proceeds from issuance of debt, net	-	125,000
Repayment of debt	(184,930)	(315,000)
Excess tax benefit from stock compensation	423	1,950
Net cash from financing activities	(195,158)	(504,113)
Net change in cash and cash equivalents	568,733	112,837
Cash and cash equivalents at beginning of period	1,123,114	945,535
Cash and cash equivalents at end of period	$1,691,847	$1,058,372

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

The Specialized Managed Care Division is comprised of its Medicare Part D program, its network rental business (“Network Rental”) and its mental-behavioral health benefits business. As discussed in Note C, Discontinued Operations, to the consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business, First Health Services Corporation (“FHSC”). FHSC was a reporting unit within the Specialized Managed Care Division. FHSC operations are recognized within the line item “(Loss) income from discontinued operations, net of tax” in the Company’s consolidated statements of operations and have been excluded from the segment results presented below.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses, which provides fee-based, managed care services such as access to our provider networks, pharmacy benefit management, and care management to underwriters and administrators of workers’ compensation insurance.

The table below summarizes the results from continuing operations of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated continuing operations level is also provided. Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker. The dollar amounts in the segment tables are presented in thousands. The Company’s segment results for the 2008 periods have been reclassified to conform to the 2009 presentation.

	Quarter Ended September 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,829,309	$340,222	$-	$(16,389)	$3,153,142
Management services	81,661	21,617	190,152	(2,462)	290,968
Total operating revenues	2,910,970	361,839	190,152	(18,851)	3,444,110
Medical costs	2,414,910	262,658	-	(16,437)	2,661,131
Cost of sales	-	-	62,384	-	62,384
Gross margin	$496,060	$99,181	$127,768	$(2,414)	$720,595

Selling, general and administrative					527,173
Depreciation and amortization					40,660
Operating earnings					$152,762

	Quarter Ended September 30, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,448,520	$189,420	$-	$(10,595)	$2,627,345
Management services	86,672	23,253	190,546	(2,095)	298,376
Total operating revenues	2,535,192	212,673	190,546	(12,690)	2,925,721
Medical costs	2,065,590	145,016	-	(10,201)	2,200,405
Cost of sales	-	-	54,289	-	54,289
Gross margin	$469,602	$67,657	$136,257	$(2,489)	$671,027

Selling, general and administrative					478,973
Depreciation and amortization					35,617
Operating earnings					$156,437

	Nine Months Ended September 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$8,376,653	$1,269,138	$-	$(49,919)	$9,595,872
Management services	249,146	68,283	569,846	(7,768)	879,507
Total operating revenues	8,625,799	1,337,421	569,846	(57,687)	10,475,379
Medical costs	7,159,914	1,151,108	-	(49,920)	8,261,102
Cost of sales	-	-	178,280	-	178,280
Gross margin	$1,465,885	$186,313	$391,566	$(7,767)	$2,035,997

Selling, general and administrative					1,607,142
Depreciation and amortization					110,309
Operating earnings					$318,546

	Nine Months Ended September 30, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$7,215,028	$697,668	$-	$(20,995)	$7,891,701
Management services	255,261	67,360	548,559	(5,395)	865,785
Total operating revenues	7,470,289	765,028	548,559	(26,390)	8,757,486
Medical costs	6,026,176	624,584	-	(19,810)	6,630,950
Cost of sales	-	-	139,038	-	139,038
Gross margin	$1,444,113	$140,444	$409,521	$(6,580)	$1,987,498

Selling, general and administrative					1,411,163
Depreciation and amortization					109,401
Operating earnings					$466,934

C.	DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC to Magellan Health Services, Inc. (“Magellan”) for $117.5 million in cash, which includes adjustments for changes in working capital. FHSC was a component of the Company’s business operations within its Specialized Managed Care operating segment. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations,” FHSC’s operations and disposal costs are presented as (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of operations.

The following table presents select FHSC discontinued operations information (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

FHSC revenues	$10,538	$49,564	$89,808	$136,312

FHSC (loss) earnings before taxes	(2,255)	11,234	14,218	21,528
FHSC goodwill impairment, before taxes	-	-	(72,373)	-
Loss on disposal of FHSC, before taxes	(4,123)	-	(4,123)	-
(Loss) income from discontinued
operations, including loss on
disposal, before taxes	(6,378)	11,234	(62,278)	21,528
Provision for taxes on discontinued operations and disposal of FHSC	23,432	4,738	10,755	8,528
Discontinued operations, net of tax	$(29,810)	$6,496	$(73,033)	$13,000

         The Company considered the then pending sale of FHSC a potential indicator of impairment and in accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” it was determined that the carrying value of the reporting unit was in excess of fair value. Fair value was based on the sales price, which is level 3 in the fair value hierarchy. Accordingly, the Company performed a preliminary estimate of the probable impairment loss and recorded a gross impairment charge of $72.4 million during the nine-months ended September 30, 2009.

The table below shows the carrying amounts of the major classes of assets and liabilities of FHSC as of December 31, 2008, that were included as part of the disposal group on the July 31, 2009 sale to Magellan (in thousands):

FHSC Assets
Accounts receivable, net	$ 27,084
Prepaid expenses and other	2,180
Current assets	29,264
Property and equipment, net	4,192
Goodwill and other intangibles	161,930
Other assets	102
Total Assets	$ 195,488
FHSC Liabilities
Accounts payable	$ 6,625
Deferred revenue	3,337
Total Liabilities	$ 9,962

D.	GOODWILL

The decreases in the carrying amount of goodwill for the nine months ended September 30, 2009, primarily driven by the sale of FHSC, are as follows (in thousands):

Beginning Balance, December 31, 2008	$ 2,695,025
FHSC impairment charge	(72,373)
FHSC disposal	(85,724)
Other adjustments	(1,210)
Ending Balance, September 30, 2009	$ 2,535,718

E.	NEW ACCOUNTING STANDARDS

In June 2009, the FASB established the FASB ASC, or Codification, which on July 1, 2009 became the single official source of authoritative, nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related literature. Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the SEC. All other literature will be non-authoritative. The Codification does not change GAAP but instead reorganizes the U.S. GAAP pronouncements into accounting topics, and displays all topics using a consistent structure. As the Codification does not change GAAP, it did not have a material impact on the Company’s financial statements. Previous references to applicable literature via the Company’s disclosures have been updated with references to the new Codification section.

In May 2009, the FASB issued ASC Topic 855,“Subsequent Events,” which required the Company to evaluate subsequent events through the date the financial statements are issued. This standard requires an entity to recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date (recognized subsequent events) and prohibits an entity from recognizing the effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date (non-recognized subsequent events). The Company adopted the provisions of this standard as of June 30, 2009. The adoption of this standard did not impact the Company’s financial position or results of operations. The disclosures required by this standard are presented in Note M, Subsequent Events, to the condensed consolidated financial statements.

       In April 2009, the FASB issued ASC 320-10-65-1, “Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance relates to fixed maturity securities that requires that other-than-temporary impairment losses related to credit deterioration be included in the statements of operations and that losses related to other market factors be included as a component of other comprehensive income. The Company adopted the provisions of this update as of April 1, 2009. The portion of the Company’s impairment charge that was recorded prior to 2009 that was not either related to credit deterioration or to securities that the Company had made the decision to sell was insignificant. Accordingly, the Company did not record a cumulative effect transition adjustment and therefore the adoption of pronouncement did not impact the Company’s financial position or results of operations. The disclosures required by this update are presented in Note I, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1, “Transition Related to FASB Staff Position FAS 107-1 and APB 128-1, Interim Disclosures about Fair Value of Financial Instruments.” This guidance requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by this update are effective for the quarter ending June 30, 2009 and are included in Note I, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4, “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This update also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of this update did not impact the Company’s financial position or results of operations.

F.	DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

5.875% Senior notes due 1/15/12	$ 233,903	$ 250,000
6.125% Senior notes due 1/15/15	228,845	250,000
5.95% Senior notes due 3/15/17, net of unamortized discount	382,178	388,816
of $1,057 at September 30, 2009
6.30% Senior notes due 8/15/14, net of unamortized discount	373,980	398,627
of $1,117 at September 30, 2009
Revolving Credit Facility due 7/11/12, 0.83% weighted	490,029	615,029
average interest rate for the period ended September 30, 2009
Total Debt	$ 1,708,935	$ 1,902,472

During the third quarter of 2009 the Company repaid a total of $8 million in senior notes for an immaterial gain. During the nine months ended September 30, 2009 the Company repaid a total of $68.9 million of outstanding senior notes for principal payments of $59.9 million, resulting in a gain of $8.4 million. These gains were net of the write off of deferred financing costs. The funds for the repayments were provided by cash from operations.

During the third quarter of 2009, the Company repaid $90 million on its Revolving Credit Facility, bringing the total amount repaid during the nine months ended September 30, 2009 to $125 million. The remaining outstanding balance at September 30, 2009, of $490 million will be used to optimize the Company’s liquidity position and for other general corporate purposes.

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1. As of September 30, 2009, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

G.	CONTINGENCIES

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

        Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act, which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Any Willing Provider Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Any Willing Provider Act since that Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Any Willing Provider Act, that FHGC was exempt from the Act’s notice provision because it contracted directly with the providers, and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC. Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under Louisiana’s Any Willing Provider Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. FHGC has taken an immediate appeal from the entry of that judgment seeking to vacate its entry as invalid as a matter of law and will file a motion with the federal court for sanctions against the provider plaintiffs and their counsel for violating the injunction issued by the federal district court which barred and enjoined them from pursuing their claims against FHGC in the state court action. The Company believes that FHGC will be successful in its efforts to overturn the partial summary judgment, has accrued an adequate reserve for its potential exposure, and that the actions will not have a material adverse effect on its financial position or the results of operations.

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

On September 3, 2009, a shareholder, who owns less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare PFFS products. The Company believes there is no merit to the lawsuit and will vigorously defend it. Although it can not predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

For additional information regarding certain contingencies, refer to Note M, Subsequent Events, to the condensed consolidated financial statements.

H.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$70,629	$85,474	$133,221	$293,654
Other comprehensive income (loss):
Unrealized holding gains (losses)	35,018	(16,254)	53,390	(29,799)
Reclassification adjustments, net	2,871	2,502	7,667	(2,275)
Other comprehensive income (loss), before income taxes	37,889	(13,752)	61,057	(32,074)
Income tax (provision) benefit	(14,777)	5,363	(23,812)	12,509
Other comprehensive income (loss), net of income taxes	23,112	(8,389)	37,245	(19,565)
Comprehensive income	$93,741	$77,085	$170,466	$274,089

The principal drivers of the Company’s unrealized holding gain on its investment portfolio during the quarter and nine months ended September 30, 2009 were the decline in Treasury yields combined with continued compression in yield spreads.

I.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company adopted ASC 320-10-65-1 related to its fixed maturity securities as of April 1, 2009. The portion of the Company’s impairment charge that was recorded prior to 2009 that was not either related to a belief that the entire amortized cost basis would not be recovered, credit deterioration of the specific security or to securities that the Company has made the decision to sell was insignificant. Accordingly, the Company did not record a cumulative effect transition adjustment upon adoption.

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

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at September 30, 2009 and December 31, 2008 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of September 30, 2009
State and municipal bonds	$ 858,316	$ 47,474	$ (249)	$ 905,541
US Treasury securities	480,472	3,342	(6)	483,808
Government-sponsored enterprise securities (1)	214,899	5,051	(14)	219,936
Residential mortgage-backed securities (2)	229,801	10,948	(842)	239,907
Commercial mortgage-backed securities	28,740	298	(654)	28,384
Asset-backed securities (3)	50,917	2,706	(1,191)	52,432
Corporate debt and other securities	255,184	8,930	(42)	264,072
	$ 2,118,329	$ 78,749	$ (2,998)	$ 2,194,080
Equity investments (4)				50,007
				$ 2,244,087

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2008
State and municipal bonds	$ 826,136	$ 19,677	$ (4,546)	$ 841,267
US Treasury securities	457,507	5,932	(54)	463,385
Government-sponsored enterprise securities (1)	92,901	4,014	-	96,915
Residential mortgage-backed securities (2)	297,456	8,306	(2,863)	302,899
Commercial mortgage-backed securities	49,394	15	(7,618)	41,791
Asset-backed securities (3)	65,307	70	(6,896)	58,481
Corporate debt and other securities	191,053	1,449	(2,813)	189,689
	$ 1,979,754	$ 39,463	$ (24,790)	$ 1,994,427
Equity investments (4)				53,580
				$ 2,048,007

(1)	Includes FDIC insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt, and rate reduction bonds.
(4)

Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value. These equity method investments do not have a readily determinable fair value.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 483,555	$ 485,052	$ 410,097	$ 411,874
1 to 5 years	695,114	721,963	590,678	588,629
5 to 10 years	423,447	448,488	381,324	385,756
Over 10 years	516,213	538,577	597,655	608,168
Total	$ 2,118,329	$ 2,194,080	$ 1,979,754	$ 1,994,427

Investments with no stated maturities are included as contractual maturities of over 10 years.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $10.1 million and gross investment losses of $2.4 million were realized on sales and the other than temporary impairment of investments for the nine months ended September 30, 2009. This compares to gross investment gains of $5.9 million and gross investment losses of $37.0 million that were realized on sales and the other-than-temporary impairment of investments for the nine months ended September 30, 2008. The Company’s other-than-temporary impairment charge and its realized gains and losses are recorded in other income, net in the Company’s consolidated statement of operations.

During the quarter ended September 30, 2008, the Company recognized a $33.5 million other-than-temporary impairment charge related to its investments in Lehman Brothers Holdings, Inc., certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities. The Company recognized impairments related to 31 securities during the quarter ended September 30, 2008.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At September 30, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 2,006	$ (2)	$ 13,204	$ (247)	$15,210	$ (249)
US Treasury securities	5,240	(6)	-	-	5,240	(6)
Government sponsored enterprises	17,481	(14)	-	-	17,481	(14)
Residential mortgage-backed securities	754	(413)	11,319	(429)	12,073	(842)
Commercial mortgage-backed securities	3,008	(24)	8,895	(630)	11,903	(654)
Asset-backed securities	15	-	2,474	(1,191)	2,489	(1,191)
Corporate debt and other securities	358,363	(42)	-	-	358,363	(42)
Total	$ 386,867	$ (501)	$ 35,892	$ (2,497)	$422,759	$ (2,998)

At December 31, 2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 154,665	$ (3,052)	$ 21,441	$ (1,494)	$176,106	$ (4,546)
US Treasury securities	274,891	(54)	-	-	274,891	(54)
Government sponsored enterprises	-	-	-	-	-	-
Residential mortgage-backed securities	29,634	(1,238)	10,436	(1,625)	40,070	(2,863)
Commercial mortgage-backed securities	23,807	(3,287)	17,379	(4,331)	41,186	(7,618)
Asset-backed securities	46,508	(2,413)	9,135	(4,483)	55,643	(6,896)
Corporate debt and other securities	78,730	(1,450)	4,063	(1,363)	82,793	(2,813)
Total	$ 608,235	$ (11,494)	$ 62,454	$ (13,296)	$670,689	$ (24,790)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment. The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets. The Company evaluates these losses for an other-than-temporary impairment in accordance with FASB provisions.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments may be recorded in future periods.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value and requires a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value based on the quality and reliability of the inputs or assumptions used in fair value measurements. These tiers include: Level 1 – defined as observable inputs such as quoted prices in active markets; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 1,691,847	$ 1,040,899	$ 650,948	$ -
State and municipal bonds	905,540	-	900,110	5,430
US Treasury securities	483,809	483,809	-	-
Government-sponsored enterprise securities	219,936	-	219,936	-
Residential mortgage-backed securities	239,907	-	239,907	-
Commercial mortgage-backed securities	28,383	-	28,383	-
Asset-backed securities	52,433	-	49,972	2,461
Corporate debt and other securities	264,072	-	257,128	6,944
Total	$ 3,885,927	$ 1,524,708	$ 2,346,384	$ 14,835

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2008	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 1,123,114	$ 609,195	$ 513,919	$ -
State and municipal bonds	841,267	-	833,287	7,980
US Treasury securities	463,385	463,385	-	-
Government-sponsored enterprise securities	96,915	-	96,915	-
Residential mortgage-backed securities	302,899	-	302,899	-
Commercial mortgage-backed securities	41,791	-	41,791	-
Asset-backed securities	58,481	-	56,232	2,249
Corporate debt and other securities	189,689	-	176,763	12,926
Total	$ 3,117,541	$ 1,072,580	$ 2,021,806	$ 23,155

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarters and nine months ended September 30, 2009 and 2008 (in thousands):

Quarter Ended September 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, July 1	$ 20,176	$ 5,430	$ 935	$ 2,600	$ 11,211
Transfers to (from) Level 3	(935)	-	(935)	-	-
Total gains or losses (realized / unrealized)
Included in earnings	4,662	-	1,540	338	2,784
Included in other comprehensive income	51	-	39	-	12
Purchases, issuances and settlements	(9,119)	-	(1,579)	(477)	(7,063)
Ending Balance, September 30, 2009	$ 14,835	$ 5,430	$ -	$ 2,461	$ 6,944

Quarter Ended September 30, 2008

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, July 1	$ 7,342	$ -	$ -	$ 6,793	$ 549
Transfers to (from) Level 3	52,762	13,500	6,108	3,747	29,407
Total gains or losses (realized / unrealized)
Included in earnings	(33,473)	(5,316)	(5,772)	(4,998)	(17,387)
Included in other comprehensive income	1,858	(4)	341	531	990
Purchases, issuances and settlements	(1,319)	(200)	(677)	(929)	487
Ending Balance, September 30, 2008	$ 27,170	$ 7,980	$ -	$ 5,144	$ 14,046

Nine Months Ended September 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 23,155	$ 7,980	$ -	$ 2,249	$ 12,926
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	9,676	850	2,958	1,124	4,744
Included in other comprehensive income	461	-	-	491	(30)
Purchases, issuances and settlements	(18,457)	(3,400)	(2,958)	(1,403)	(10,696)
Ending Balance, September 30, 2009	$ 14,835	$ 5,430	$ -	$ 2,461	$ 6,944

Nine Months Ended September 30, 2008

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 10,797	$ -	$ -	$ 8,308	$ 2,489
Transfers to (from) Level 3	42,373	13,500	8,421	4,572	15,880
Total gains or losses (realized / unrealized)
Included in earnings	(33,486)	(5,318)	(5,770)	(4,991)	(17,407)
Included in other comprehensive income	156	(2)	(2)	(79)	239
Purchases, issuances and settlements	7,330	(200)	(2,649)	(2,666)	12,845
Ending Balance, September 30, 2008	$ 27,170	$ 7,980	$ -	$ 5,144	$ 14,046

J.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 3.4 million stock options during the nine months ended September 30, 2009. The Company recorded compensation expense related to stock options of approximately $8.1 million and $8.6 million for the quarters ended September 30, 2009 and 2008, respectively, and $21.8 million and $26.7 million for the nine months ended September 30, 2009 and 2008, respectively. The total intrinsic value of options exercised was $0.5 million and $0.9 million for the quarters ended September 30, 2009 and 2008, respectively, and $1.1 million and $9.6 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $53.8 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2009	11,576	$ 43.13
Granted	3,429	$ 15.63
Exercised	(112)	$ 9.01
Cancelled and expired	(1,539)	$ 47.48
Outstanding at September 30, 2009	13,354	$ 35.85	16,507	6.07
Exercisable at September 30, 2009	7,870	$ 40.50	2,221	4.18

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2009 to derive the assumptions used in the valuation model is consistent with that used in 2008. The following average values and weighted-average assumptions for the quarters and nine months ended September 30, 2009 and 2008 were used for option grants.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Black-Scholes-Merton Value	$ 8.53	$ 11.41	$ 7.09	$ 13.26
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	2.7%	1.7%	2.9%
Expected volatility	52.9%	37.5%	60.9%	32.0%
Expected life (in years)	3.3	3.8	3.8	4.2

Restricted Stock Awards

The Company awarded 1.7 million shares of restricted stock in the nine months ended September 30, 2009. The value of the restricted shares is amortized over various vesting periods through 2013. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $5.5 million and $5.3 million for the quarters ended September 30, 2009 and 2008, respectively, and $15.5 million and $18.9 million for the nine months ended September 30, 2009 and 2008, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $48.9 million at September 30, 2009, and is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $7.6 million and $16.5 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2009:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2009	1,460	$43.80
Granted	1,676	$16.17
Vested	(416)	$45.68
Forfeited	(442)	$33.40
Nonvested, September 30, 2009	2,278	$25.00

Performance Share Units

During the nine months ended September 30, 2009, the Company granted performance share units (“PSUs”) to key employees pursuant to the Company’s Amended and Restated 2004 Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over various periods through 2010. All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company.

The following table summarizes PSU activity for the nine months ended September 30, 2009 (in thousands):

Units
Outstanding, January 1, 2009	-
Granted	936
Payments	-
Cancelled/Forfeited	-
Outstanding, September 30, 2009	936

The Company recorded compensation expense related to the PSUs of approximately $5.0 million and $7.1 million for the quarter and nine months ended September 30, 2009, respectively.

K.	SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares. Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. Under the share repurchase program, the Company repurchased a total of 1.5 million shares of its common stock during the three and nine month periods ended September 30, 2009, at an aggregate cost of $30.0 million, $9.2 million of which were settled and paid for by the Company as of September 30, 2009. The remaining shares costing $20.8 million were settled and paid by October 2, 2009. As of September 30, 2009, the total remaining number of common shares the Company is authorized to repurchase under this program is 5.2 million.

L.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 11.7 million and 9.0 million shares for the quarters ended September 30, 2009 and 2008, respectively, and 12.5 million and 7.1 million shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive. Earnings per share amounts may not foot due to rounding.

Other Income, net

Other income, net includes interest income of $14.7 million and $23.2 million for the quarters ended September 30, 2009 and 2008, respectively, and $49.8 million and $77.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decreases in interest income during the current periods primarily resulted from lower interest rates on the large percentage of the portfolio invested in Treasury instruments and money market funds. This investment strategy was used to ensure liquidity and safeguard principal.

Other income, net includes gains of $41 thousand and $8.4 million on the repayment of outstanding debt during the quarter and nine months ended September 30, 2009, respectively.

For the quarter and nine months ended September 30, 2008, other income, net included a change of $36.2 million that consisted of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

M.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 6, 2009, the date of issuance of the financial statements.

The Company announced on October 5, 2009 that it signed a definitive agreement to acquire Preferred Health Systems, Inc., (“PHS”), a wholly-owed subsidiary of Via Christi Health System, Inc. (“Via Christi”). PHS, based in Wichita, Kansas, is a commercial health plan serving more than 100,000 commercial group risk members and 20,000 commercial self-funded members. As part of the transaction, the Company will enter into a long-term provider and customer relationship with Via Christi and its affiliates.

On October 15, 2009, two employees who have been participants in the Company’s 401(k) Plan filed an ERISA action on behalf of all participants and beneficiaries of the Plan against the Company, all of its current directors, four current and former officers and the Plan’s Investment Committee to recover losses to the Plan. The complaint alleges that each of the defendants were Plan fiduciaries and that they breached their purported fiduciary duties to the Plan’s participants by failing to provide complete and accurate information to the participants regarding the Company’s financial condition and the prudence of investing in the Company’s stock. The allegations used by the plaintiffs to plead their claim for breach of fiduciary duties are copied verbatim from the allegations asserted in the shareholder action that is disclosed in Note G, Contingencies, to the condensed consolidated financial statements. The Company believes there is no merit to the lawsuit and will vigorously defend it. Although it can not predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2008, including the critical accounting policies discussed therein.

Summary of Third Quarter 2009 Performance

•	Revenues from continuing operations increased 17.7% from the prior year quarter
•	Continued growth in Medicare products
- Medicare Coordinated Care Product membership growth of 38% from the prior year quarter
- Medicare Part D membership growth of 81,000 from the prior quarter
•	Health plan commercial group risk medical loss ratio of 82.1%
•	GAAP cash flows from operations were $314.3 million
•	Excellent liquidity position
- Debt repayment of $98 million during the quarter
•	Share buyback of 1.5 million shares at the end of the quarter
•	Investment portfolio in a net unrealized gain position at quarter-end

New Accounting Standards

For this information, refer to Note E, New Accounting Standards, to the condensed consolidated financial statements.

Membership

The following table presents our membership (in thousands):

	As of September 30,
Membership by Product	2009	2008
Health Plan Commercial Risk	1,431	1,587
Health Plan Commercial ASO	689	720
Medicare Advantage CCP	185	134
Medicaid Risk	391	386
Health Plan Total	2,696	2,827

Medicare Advantage PFFS	336	243
Other National Risk	5	27
Other National ASO	567	641
Total Medical Membership	3,604	3,738

Medicare Part D	1,636	910

Total Membership	5,240	4,648

Total Health Plan membership decreased 131,000 primarily due to membership losses in Commercial Risk. During the current quarter, the growth in national unemployment resulted in an acceleration of “in group” Health Plan Commercial Risk membership attrition compared to the same period in 2008. Additionally, the Commercial Risk membership declined as a result of premium pricing increases related to the higher medical cost experienced in 2008. The increase in Medicare Advantage CCP membership is primarily due to the result of our successful annual election period and open enrollment period for 2009 and also due to age-ins. Other National ASO membership decreased by 74,000 primarily due to the attrition of membership associated with our mail handlers benefit plan client and losses of National Accounts business compared to 2008.

The increases in Medicare Part D membership of 726,000 and Medicare Advantage Private Fee-for-Service (“PFFS”) of 93,000 were primarily the result of our successful annual election period and open enrollment period for 2009.

Results of Continuing Operations

As discussed in Note C, Discontinued Operations, to the condensed consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business First Health Services Corporation (“FHSC”) and therefore its operations are classified as “discontinued” on the Company’s consolidated statements of operations and excluded from the information below. Accordingly, the information and discussion below relates to the Company’s results from continuing operations.

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters and nine months ended September 30, 2009 and 2008 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)
Total operating revenues	$3,444,110	$2,925,721	17.7%		$10,475,379	$8,757,486	19.6%
Operating earnings	$152,762	$156,437	(2.3%	)	$318,546	$466,934	(31.8%	)
Operating earnings as a percentage of revenues	4.4%	5.3%	(0.9%	)	3.0%	5.3%	(2.3%	)
Income from continuing operations	$100,439	$78,978	27.2%		$206,254	$280,654	(26.5%	)
Selling, general and administrative as a percentage of revenue	15.3%	16.4%	(1.1%	)	15.3%	16.1%	(0.8%	)

Comparison of Quarters Ended September 30, 2009 and 2008

Managed care premium revenue increased primarily as a result of higher membership in our Medicare lines of business in Part D, PFFS, and CCP as a result of successful enrollment for 2009. Medicaid premium revenue has also increased due to higher rates and higher membership as a result of changes in eligibility due to current economic conditions. Partially offsetting this increase was lower revenue for our Commercial business due to membership declines.

Management services revenue for the current quarter was consistent with the revenue level in the prior year quarter.

Medical costs increased primarily as a result of the increase in Medicare membership, as discussed above. Total medical costs as a percentage of premium revenue, “medical loss ratio,” or “MLR” increased over the prior year quarter as a result of a change in our mix of business due to the increase in membership for the Medicare products which have a higher MLR. The increased medical costs were partially offset by an improved MLR on our PFFS and Commercial lines of business.

Selling, general and administrative expense increased due to higher wage expense primarily due to the growth in the Medicare business as well as annual incentive compensation accruals made in the current year quarter but not made in the prior year quarter. Additionally, during the current year there was an increase in broker commissions and other member related costs due to the higher Medicare membership. Selling, general and administrative expense as a percentage of revenue declined slightly as a result of the large increase in operating revenues in the current quarter, while expenses were controlled at a rate lower than the increase in revenue.

Depreciation and amortization expense increased in the current year quarter as a result of a write down in value of $5.3 million for certain long-lived assets.

Interest expense decreased due to the repurchase of senior notes during 2009 as well as lower interest rates on the Company’s revolving credit facility during the current quarter.

Other income, net for the current quarter increased compared with the prior year quarter due to a charge in the prior year quarter of $36.2 million, consisting primarily of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities.

The effective tax rate on continuing operations decreased to 33.1% as compared to 36.3% for the prior year quarter, due to resolution of various tax uncertainties.

Comparison of Nine Months Ended September 30, 2009 and 2008

Managed care premium revenue increased primarily as a result of higher membership in our Medicare business in Part D, PFFS, and CCP as a result of successful enrollment for 2009. The revenue increases were also a result of increased Individual membership. Partially offsetting this increase was lower revenue for our Commercial Risk and Medicaid business due to membership declines. Effective July 1, 2008, our Medicaid risk membership decreased due to the termination of our Pennsylvania Medicaid behavioral health contract representing approximately 107,000 members. This was a capitated pass-through arrangement we had with a local provider group. Given the nature of this globally capitated contract, we earned a low single digit operating margin.

Management services revenue increased primarily due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Medical costs increased primarily as a result of the increase in Medicare membership, as discussed above. MLR increased over the prior year nine months as a result of a change in our mix of business primarily related to Medicare Advantage, Part D, and Commercial Risk.

Cost of sales increased due to the growth of the pharmacy benefit management program revenues in the Workers’ Compensation Division as noted above.

Selling, general and administrative expense increased due to higher wage expense related to the growth in the Medicare business, new executive hires as well as severance expense related to terminated employees in 2009, and annual incentive compensation accruals in the current year nine month period but not in the prior year nine month period. Additionally, during the current year there was an increase in broker commissions and other member related costs due to the higher Medicare membership. Selling, general and administrative expense as a percentage of revenue declined as a result of the large increase in operating revenues in the current quarter while expenses were controlled at a rate lower than the increase in revenue.

Depreciation and amortization expense were consistent between the current and prior year nine month periods.

Interest expense decreased due to the repurchase of senior notes during 2009 as well as lower interest rates on the Company’s revolving credit facility during the current year nine month period.

Other income, net increased for the current nine month period due to a charge of $36.2 million in the third quarter of 2008, consisting primarily of $33.5 million for the other-than-temporary impairment of investment securities and $2.7 million in realized losses on the sale of securities. Additionally, other income, net increased due to gains of $8.4 million on the repayment of outstanding debt during the period. Partially offsetting the increases was a $28 million current year-to-date interest income decrease as a result of lower interest rates.

The effective tax rate on continuing operations decreased to 36.3% as compared to 37.5% for the prior nine months, due to resolution of various tax uncertainties.

Segment Results from Continuing Operations

As a result of the change in our executive leadership, we realigned our organizational structure during the first quarter of 2009. The new organizational structure brings enhanced focus to areas of growth opportunities. Accordingly, our reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation. The Company’s segment results for the 2008 periods have been reclassified to conform to the 2009 segment presentation.

Continuing Operations	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$1,279,571	$1,362,956	$(83,385)	$ 3,917,436	$4,057,752	$(140,316)
Commercial Management Services	81,661	86,672	(5,011)	249,146	255,261	(6,115)
Medicare Advantage	1,268,592	825,504	443,088	3,654,193	2,330,013	1,324,180
Medicaid Risk	281,146	260,060	21,086	805,024	827,263	(22,239)
Health Plan and Medical Services	2,910,970	2,535,192	375,778	8,625,799	7,470,289	1,155,510
Medicare Part D	316,654	170,483	146,171	1,197,867	655,802	542,065
Other Premiums	23,568	18,937	4,631	71,271	41,866	29,405
Other Management Services	21,617	23,253	(1,636)	68,283	67,360	923
Specialized Managed Care	361,839	212,673	149,166	1,337,421	765,028	572,393
Workers’ Compensation	190,152	190,546	(394)	569,846	548,559	21,287
Other/Eliminations	(18,851)	(12,690)	(6,161)	(57,687)	(26,390)	(31,297)
Total Operating Revenues	$3,444,110	$2,925,721	$518,389	$ 10,475,379	$8,757,486	$1,717,893

Gross Margin (in thousands)

Health Plan and Medical Services	$496,060	$469,602	$26,458	$1,465,885	$1,444,113	$21,772
Specialized Managed Care	99,181	67,657	31,524	186,313	140,444	45,869
Workers’ Compensation	127,768	136,257	(8,489)	391,566	409,521	(17,955)
Other/Eliminations	(2,414)	(2,489)	75	(7,767)	(6,580)	(1,187)
Total	$720,595	$671,027	$49,568	$2,035,997	$1,987,498	$48,499

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$304.13	$286.73	6.1%		$300.01	$285.18	5.2%
Medicare Advantage risk (1)	$853.90	$856.90	(0.4%	)	$857.04	$862.53	(0.6%	)
Medicare Part D (2)	$84.63	$85.64	(1.2%	)	$84.76	$88.05	(3.7%	)
Medicaid risk	$239.22	$226.08	5.8%		$233.87	$202.96	15.2%
Medical Loss Ratios:
Health plan commercial risk	82.1%	82.3%	(0.2%	)	81.6%	81.3%	0.3%
Medicare Advantage risk	89.4%	88.4%	1.0%		90.1%	88.4%	1.7%
Medicare Part D	79.4%	78.5%	0.9%		91.9%	91.5%	0.4%
Medicaid risk	86.1%	84.2%	1.9%		88.2%	85.0%	3.2%
Total	84.4%	83.8%	0.6%		86.1%	84.0%	2.1%
(1) Revenue per member per month excludes the impact of revenue ceded to external parties.
(2) Revenue per member per month excludes the impact of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters and Nine Months Ended September 30, 2009 and 2008

Health Plan and Medical Services revenue increased over the prior year quarter and nine months ended September 30, 2009 primarily due to membership growth in the Medicare PFFS products. The increase was also a result of an increase in the average realized premium yield per member per month for the Medicare PFFS product. With the effect of the ceded revenue being included in the Medicare Advantage risk premium yield, the premium yield per member per month for the nine month period ending September 30 increased to $796.92 in 2009 from $741.62 in 2008. The increase is a result of a smaller portion of our Medicare PFFS business in 2009 being ceded to external parties through quota share arrangements. When reviewing the premium yield for Medicare Advantage business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. Additionally, the Medicare Advantage risk premium yields have increased as a result of risk score improvement. The improvement in risk scores were partially offset by reserves recorded associated with potential CMS risk adjustment data validation audits.

CMS uses a risk adjustment model that incorporates the use of hierarchical condition category (“HCC”) codes to determine premium payments to health plans. We estimate risk adjustment revenues based on the HCC data submitted to CMS. Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for our membership are recognized when the amounts become determinable and the collectability is reasonably assured.

CMS periodically performs risk adjustment data validation audits and may seek return of payments made to the company if risk adjustment factors are not properly supported by medical record data. We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of HCC revenue subject to audit and anticipated error rates. Although we feel the Company is appropriately reserved for its exposure to the risk adjustment data validation audits, actual results could differ materially from those estimates. Reserves for CMS audits will be adjusted as new information becomes available.

Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2008 and July 1, 2009 as well as rate increases in Virginia and West Virginia effective July 1, 2009. The yields also increased due to the termination of our Pennsylvania Medicaid behavioral health contract, which had a lower premium yield. These increases in revenue were offset by declines in the membership of the Medicaid Risk and Commercial Risk products.

Gross margin increased primarily due to the growth in the Medicare Advantage business as well as the improved medical loss ratios for the Medicare PFFS product. The Medicare PFFS medical loss ratios decreased over the prior year quarter and nine months ended as the prior year included unfavorable IBNR reserve development on our PFFS business. The Commercial risk MLR for the nine months ended September 30, 2009 is slightly higher. The current period includes estimates for the effects of increased COBRA membership and increased flu related costs. The Medicaid MLR for the nine months ended September 30, 2009 is higher than the corresponding period in 2008 as a result of higher medical cost trends, higher inpatient utilization, and increasing estimates for the effects of increased flu related costs.

Specialized Managed Care Division

Quarters and Nine Months Ended September 30, 2009 and 2008

Specialized Managed Care revenue experienced a significant increase over the prior year quarter and nine months ended September 30, 2009, due to the large increase in membership for the Medicare Part D product. Medicare Part D premium yields for the period ending September 30, 2009, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, decreased in 2009 compared to 2008, primarily due to the mix of products sold in 2009. The majority of the Medicare Part D growth was in the lower cost, leaner benefit plans, which have a lower premium. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the premium yields were $85.25 for the 2009 nine month period compared to $82.48 in 2008. The increase is a result of a smaller portion of our Medicare Part D business in 2009 being ceded to external parties through quota share arrangements.

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

The gross margin for the Specialized Managed Care Division improved for the quarter and nine months ended September 30, 2009, compared to the same period in 2008. This increase in gross margin is primarily the result of increased Part D membership during the current periods while maintaining a relatively consistent medical loss ratio.

Workers’ Compensation Division

Quarters and Nine Months Ended September 30, 2009 and 2008

Revenue in the Workers’ Compensation Division increased over the nine months ended September 30, 2009 primarily due to the growth of our pharmacy benefit management program. The increase was partially offset by lower revenue in the other business lines as a result of lower claim volume.

Workers’ Compensation gross margin decreased over the prior year quarter and nine months ended periods due to the decline in claims volume which is a higher margin product, partially offset by the growth in the pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.00 years as of September 30, 2009. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

We account for investments in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

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

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $75.5 million at September 30, 2009 and $66.5 million at December 31, 2008 that are restricted under state regulations, increased $756 million to $3.9 billion at September 30, 2009, from $3.1 billion at December 31, 2008.

We have classified all of our investments as available-for-sale. Maturities (in thousands) based upon their contractual terms are as disclosed in Note I, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

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

Cash Flows

Net cash flows from operating activities for the nine months ended September 30, 2009 was a result of net earnings plus non-cash adjustments to earnings, including the impairment of FHSC goodwill, as well as increases in medical liabilities and accounts payable and other accrued liabilities. The increase in medical liabilities during the nine months ended September 30, 2009 can be attributed to the growth in membership across the Medicare business. The accounts payable and other accrued liabilities increase is largely due to accruals for annual incentive compensation programs and Medicare payables.

Our net cash from operating activities for the nine months ended September 30, 2009 was $207 million higher than the corresponding 2008 period. Contributing to the increase was the strong cash inflow from accounts payable and other accrued liabilities of $213 million during the 2009 period due to annual incentive compensation accruals in the current year nine month period but not in the prior year nine month period, audit reserves included in Medicare payables, and the tax provision in the 2009 period exceeding the tax payments. Other receivables were also a cash inflow when comparing the same periods due to the receipt of cash related to the pharmacy rebate and Medicare receivables. Offsetting this increase was the lower net earnings in 2009.

Net cash from investing activities for the nine months ended September 30, 2009 was an outflow primarily due to a large amount of investment purchases during the period. This outflow was almost entirely offset by the proceeds received from the sales and maturities of investments and also from the proceeds received from the disposal of FHSC.

Projected capital expenditures for fiscal 2009 are estimated at $50 to $60 million and consist primarily of computer hardware, software and other equipment.

The smaller outflow in net cash from financing activities during the nine months ended September 30, 2009 was a result of fewer share repurchases under our share repurchase program and less debt repayments during the current period. During the prior year nine months we paid $323 million for share repurchases and $315 million in debt repayments, compared to $12 million for share repurchase and $185 million for debt repayments in the current period. The prior year period also included $125 million of proceeds from debt issuances.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the nine months ended September 30, 2009, we received $89.0 million in dividends from our regulated subsidiaries and we made $170.9 million in capital contributions to them. We had $1.4 billion of regulated capital and surplus at September 30, 2009 and met all minimum surplus balance requirements.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $859.7 million and $549.9 million at September 30, 2009 and December 31, 2008, respectively. The increase primarily resulted from the proceeds received from the disposal of FHSC, earnings from non-regulated businesses, and dividends from our regulated subsidiaries. These increases are partially offset by capital contributions made to the regulated entities.

Outlook

Excluding the Effects of the FHSC Transaction

Health Plan and Medical Services Division – We expect our Commercial Group Risk membership to decline by approximately 11% for the 2009 year. This decline primarily reflects the impact of the national recession, including a higher level of “in-group” terminations due to employer layoffs and other cutbacks, and eligible employees choosing not to select health insurance coverage at all. Although we will actively pursue retaining and acquiring new customer groups, we will also maintain our pricing discipline. We still expect the Commercial Group Risk MLR to be in the range of 82.0% to 82.5% for 2009.

As expected, in the third quarter our national Medicare PFFS product slowed its growth to a net 7,000 members, compared to the 75,000 new net members in the first quarter, before the open enrollment period ended March 31, 2009 and 11,000 net members for the second quarter. Our health plan based CCP membership grew by a net 3,000 in the third quarter, primarily due to “age ins.” Our first quarter net CCP membership growth, during open enrollment, was a net 39,000 members while the second quarter added 6,000 net members. With our Medicare products, we remain committed for the long term with our CCP and Part D programs. Our national PFFS product will be fully supported through the remainder of 2009, and through claims run out in 2010. The Company has decided not to renew its national PFFS product for the 2010 plan year. We expect our Medicare Advantage program MLR for the fourth quarter to be consistent with our results through the second quarter year-to-date.

Specialized Managed Care Division – Our Medicare Part D product grew by a net 80,000 members in the third quarter and 705,000 net members for the year. The vast majority of this growth was with our low income/auto assign product and our two leaner designed, better performing retail products. Accordingly, we believe that the 2009 MLR for this product will be in the mid-80s.

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

Regarding our balance sheet and liquidity, we ended the third quarter with approximately $570 million in free cash at the parent level, and approximately $2 billion in cash, cash equivalents, and U.S. Treasury securities on a consolidated basis. After a $90 million pay down this quarter, we have a net balance owing on our revolving line of credit of $490 million. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Excluding the effect of the FHSC transaction, we expect our effective tax rate for the full year of 2009 to be 36% to 36.5%.

Effect of FHSC Transaction

During the second quarter of 2009, we recorded a non-cash net charge of $55.4 million related to the then pending FHSC divestiture, or $0.38 per diluted share. This charge included a gross write down of $72.4 million of goodwill, net of a $17.0 million reduction to our income tax provision in accordance with intra-period tax allocation requirements. Within the third quarter, the sale of FHSC was successfully completed. As expected, the additional charge related to the divestiture was $0.18 per diluted share, for a total of a $0.56 charge on a year-to-date basis. Subsequent to the closing of the transaction, the Company expects that the FHSC divestiture proceeds will be used for a combination of debt reduction and share repurchase.

Legal Proceedings

For this information, refer to Note G, Contingencies, to the condensed consolidated financial statements.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note G, Contingencies, to the condensed consolidated financial statements.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended September 30, 2009 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2009	-	$-	-	6,724
August 1-31, 2009	1	$23.00	-	6,724
September 1-30, 2009	1,553	$19.83	1,511	5,213
Totals	1,554	$19.83	1,511	5,213

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2) These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

10.1	Form of Performance Stock Units Agreement.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

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

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	November 6, 2009	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	November 6, 2009	/s/ Shawn M. Guertin
Shawn M. Guertin
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 6, 2009	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit
No.	Description of Exhibit

10.1	Form of Performance Stock Units Agreement.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

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