Form 10-K
period 2009-12-31
COVENTRY HEALTH CARE INC
filed 2010-02-26
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of June 30, 2009 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $2,798,307,209.

As of January 31, 2010, there were 148,014,777 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.

FORM 10-K

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “Coventry,” “we,” “our,” “our Company,” “the Company,” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2009.

These forward-looking statements may be affected by a number of factors, including, but not limited to those contained in Item 1A, “Risk Factors” in this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business, operations or financial condition are the ability to accurately estimate and control future health care costs; the ability to increase premiums to offset increases in our health care costs; economic conditions and disruptions in the financial markets; changes in laws or regulations or alleged violations of regulations; changes in government funding for Medicare and Medicaid; a reduction in the number of members in our health plans; a failure to successfully integrate acquired businesses into our operations; an ability to attract new members or to increase or maintain our premium rates; the non-renewal or termination of our government contracts, or unsuccessful bids for business with government agencies; failure of our independent agents and brokers to continue to market our products to employers; a failure to obtain cost-effective agreements with a sufficient number of providers that could result in higher medical costs and a decrease in our membership; negative publicity regarding the managed health care industry generally or our Company in particular; a failure of our information technology systems; periodic reviews, audits and investigations under our contracts with federal and state government agencies; litigation including litigation based on new or evolving legal theories; volatility in our stock price and trading volume; our indebtedness, which imposes certain restrictions on our business and operations; an inability to generate sufficient cash to service our indebtedness; our certificate of incorporation and bylaws and Delaware law, which could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable; an impairment of our intangible assets; an inability to capitalize on Medicare business opportunities.  Additionally, while we anticipate that national healthcare reform will continue to be a focus at the federal level in the near term, at this time it is unclear as to when any legislation might be enacted or the content of any new legislation, and we cannot predict the effect on our operations of proposed legislation or any other legislation that may be adopted.

Item 1: Business

General

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies and network rental and workers’ compensation services companies.  Through our Health Plan and Medical Services Business, Specialized Managed Care Business, and Workers’ Compensation Business divisions, we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as recent press releases can be accessed free of charge on the Internet at www.coventryhealth.com.

Our Health Plan and Medical Services Division is primarily comprised of our traditional health plan risk and non-risk products.  Our health plans offer products to individuals and employer groups of all sizes including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products.  We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks including all medical and administrative costs.  We also offer commercial management services products on a self-funded basis where we perform administrative services only (“ASO”) including medical claims administration, pharmacy benefits management and clinical programs such as utilization management and quality assurance for a fixed fee with the customer assuming the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”) to our commercial customers.  This division provides comprehensive health benefits on a risk basis to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, and Medicaid programs for which it receives premium payments from federal and state governments.  In addition, through December 31, 2009, this division provided services to members participating in the Medicare Advantage Private Fee-for-Service (“PFFS”).  During the second quarter of 2009, our management decided not to renew the PFFS product for the 2010 plan year due to a number of factors, including the potential profitability of this product in light of declining federal reimbursement rates and future legislative changes, medical cost trends and our intention to focus on other lines of business.  This non-renewal took effect at the end of the term of this current year, December 31, 2009.   Through this division we also contract with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offer managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This division also contains our dental services business.

We operate local health plans that serve 23 markets, primarily in the Mid-Atlantic, Midwest and Southeast United States.  Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, OmniCare, PersonalCare, Southern Health, Vista and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas.  For a complete list of our subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.

Our Specialized Managed Care Division includes Medicare Part D, network rental, and our mental-behavioral health benefits business.  Our Medicare Part D program provides eligible beneficiaries access to prescription drug coverage and receives premium payments from the federal government.  Our Network Rental product offers provider network rental services through a national PPO network to national, regional and local third party administrators (“TPA”) and insurance carriers.  Our mental-behavioral health benefits business provides coordination of comprehensive mental health and substance abuse treatment.  Additionally, as discussed in Note D, Discontinued Operations, to the consolidated financial statements, prior to its sale on July 31, 2009 our Medicaid/Public entity (“Public Sector”) provided products and services to state Medicaid agencies and other government funded programs.

Our Workers’ Compensation Division is comprised of our workers’ compensation services businesses which provide fee-based, managed care services such as provider network access, bill review, care management services and pharmacy benefit management to underwriters and administrators of workers’ compensation insurance and large employer groups.

Additional information about our three business divisions follows below.

Health Plan and Medical Services Division

Health Plan Commercial Risk Products

Our health plans offer employer groups a full range of commercial risk products designed to meet the needs and objectives of a wide range of employers and members as well as to comply with regulatory requirements.  Our health plans also offer major medical and high-deductible products to individual consumers.  The distribution of these products is through independent licensed brokers or directly from our sales organization.  Our health plans had 1.4 million commercial risk members as of December 31, 2009 that accounted for $5.1 billion of revenue in 2009.

Our health plan products vary with respect to product features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly premium covers all HMO services although benefit plans typically require co-payments or deductibles in addition to the basic premium. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our HMO products have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

Our health plan risk-based PPO and POS products also provide comprehensive managed health care benefits while allowing members to choose their health care providers at the time medical services are required. Members may use providers that do not participate in our health plan managed care networks but may incur higher co-payments and other out-of-pocket costs than if the member chooses a participating provider. Our health plans also offer high deductible products in conjunction with our consumer directed products. Premiums for our PPO and POS products typically are lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Stop-Loss Insurance

We offer stop-loss insurance to enable us to serve as an integrated, single source for the managed care needs of our self-insured clients. Stop-loss policies help curtail the risk assumed by our self insured clients by covering such clients expenses after they have paid out a predetermined amount.  Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance.

Commercial Management Services Products

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically include medical claims administration, pharmacy benefits management, utilization management and quality assurance. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are generally also available to ASO customers.  These ASO arrangements, through which our health plans typically do not assume underwriting risk, include a fixed fee for these management services and access to our provider networks. As of December 31, 2009, our health plans had approximately 685,000 non-risk health plan members.

In addition, we provide management services to plans in the FEHBP, which is the largest employer-sponsored group health program in the United States. In the FEHBP, federal employees have the opportunity to choose a health benefits carrier from a number of offered plans each year. We provide management services and/or serve as the plan administrator to multiple FEHBP plan sponsors including the Mail Handlers Benefit Plan (“MHBP”), our largest client. The MHBP offers health care benefits under the FEHBP to federal employees and annuitants nationwide.  Commercial management services accounted for $346.0 million of revenue for the year ended December 31, 2009.

Medicare Advantage

As of December 31, 2009, our health plans operated 13 Medicare Advantage coordinated care plans in 16 states.  The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts.  Our health plans may also receive a monthly premium from their Medicare members and/or their employer.

Until December 31, 2009 we offered PFFS plans in 50 states plus Washington, D.C.  under the name Advantra Freedom. These plans were offered under contracts with CMS and provided enrollees with all benefits they receive under original Medicare as well as additional benefits such as preventive care, eyeglasses/hearing aid coverage and pharmacy benefits. Enrollees were not limited to network providers and could utilize any provider willing to accept the plan’s terms and conditions. Providers generally received the same reimbursement as under original Medicare. Our PFFS products were underwritten by our insurance subsidiaries.  In the second quarter of 2009, our management decided not to renew our PFFS product effective for the 2010 plan year.  We considered a number of factors in determining the non-renewal of the PFFS product, including the potential profitability of this product in light of federal reimbursement rates, contracted network requirements, and medical cost trends, as well as our intention to focus on other lines of business.  On May 1, 2009, we notified CMS of our intention to cease offering PFFS products.  This non-renewal took effect as of December 31, 2009.  Our Medicare Advantage line of business covered 515,000 members as of December 31, 2009 and accounted for $4.9 billion of revenue in 2009.   Revenue from our PFFS products accounted for $2.9 billion of that total.

Medicaid

Certain of our health plans offer health care coverage to Medicaid recipients in six states which, as of December 31, 2009, covered 402,000 members and accounted for $1.1 billion of revenue in 2009. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a monthly premium per member based on the age, sex, eligibility category and in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of our Medicaid members are in the Florida, Michigan, Missouri, and West Virginia markets, representing 92% of our total Medicaid membership.

Dental Benefit Services

We offer a full suite of dental services including insured and administrative plans for individuals and groups, a full-service dental third-party administrator specializing in private-label programs, and a full suite of discount products. These services are offered through Group Dental Service, Inc. (“GDS”), which is based in Rockville, Maryland.  We acquired a majority ownership interest in GDS in May 2008.  GDS accounted for $27.8 million of revenue, after eliminations, in 2009.

Health Plan Markets

The geographic markets in which our health plans operate are described as follows:

•	Delaware — commercial products in Delaware.
•
Florida — commercial products in South Florida, the Tampa Bay area and in certain counties in North Florida.  Medicaid products in South Florida as well as certain counties in North Florida and the state’s panhandle.  Medicare Advantage products in South Florida and the Tampa Bay area.

•	Georgia — commercial products in the greater Atlanta, Savannah, Augusta, Macon and Columbus metropolitan areas and Medicare Advantage products in Savannah and Atlanta.
•	Idaho — commercial products throughout the state.
•
Illinois — commercial products, primarily in the Western, Northern (exclusive of the Chicago Metropolitan area) and Central Illinois areas. Medicare Advantage products in portions of Central, Western, and Northern Illinois.

•	Iowa — commercial products to members primarily in the Des Moines, Waterloo, Sioux City and Ames metropolitan areas; Medicare Advantage products in forty-four counties.
•	Kansas — commercial products in Kansas and portions of Western Missouri; Medicare Advantage products in the Kansas City and Wichita metropolitan areas.
•	Louisiana — commercial products, primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Maryland — Medicaid products in the Baltimore metropolitan area. Commercial products primarily in the Baltimore metropolitan area and in the Eastern Shore area.
•	Michigan — Medicaid products in Wayne and Oakland counties (Detroit metropolitan areas).
•
Missouri — commercial and Medicare Advantage products to members in the St. Louis metropolitan and central Missouri area, including portions of Southern Illinois; Medicaid products also in eastern, central and western Missouri.

•
Nebraska — commercial products primarily in the Omaha and Lincoln metropolitan areas, coupled with significant network coverage in Central and Western Nebraska; Medicare Advantage products in nineteen counties.

•	Nevada — commercial products, primarily in the Las Vegas metropolitan areas.
•	North Carolina — commercial products primarily in the Raleigh-Durham and Charlotte metropolitan areas.
•	Oklahoma — commercial products in both the Oklahoma City and Tulsa markets.
•	Pennsylvania — commercial products in all Pennsylvania markets and portions of Eastern Ohio and Medicare Advantage products in the Pittsburgh, Harrisburg and State College metropolitan areas.
•	South Carolina — commercial products in the Charleston and Columbia metropolitan areas.
•
Tennessee — commercial products primarily in the metropolitan Memphis and West Tennessee area, with additional networks in the far northern Mississippi counties of DeSoto and Tate, and in eastern Arkansas.

•	Utah — commercial products and FEHBP throughout the state; and Medicare Advantage Products throughout the state, excluding Washington County.
•	Wyoming — commercial and Medicare Advantage products primarily in the lower south eastern counties near Utah.
•	Virginia — commercial, Medicaid, and Medicare products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial, Medicaid and Medicare Advantage products to a service area covering a majority of the state’s population.

Specialized Managed Care Division

Medicare Part D

The Medicare Part D program provides eligible beneficiaries with access to prescription drug coverage.  As part of the Medicare Part D program, eligible Medicare recipients are able to select a prescription drug plan. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid, by Medicare region, by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and their benefit plan’s bid, together with the amount of their benefit plan’s supplemental premium. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Our Medicare Part D business accounted for $1.5 billion of revenue in 2009 and had 1.7 million members as of December 31, 2009.  The Medicare Part D plans are marketed under the brand names of Advantra Rx, First Health Premier, and First Health Secure. For 2009, certain of these plans include an option with first dollar coverage (no deductible) and options for generic coverage within the coverage gap in which no insurance coverage under the standard Part D program is available. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to distribute Medicare Part D prescription drug products to Medicare beneficiaries on our behalf.  Medicare beneficiaries can also purchase our Medicare Part D products via the internet.

Network Rental

We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. Primarily operating on a business-to-business basis, Network Rental focuses on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs.  Our network rental businesses accounted for $85.6 million of revenue in 2009.

Mental-Behavioral Health Services

We operate in the managed behavioral healthcare industry and provide coordination of comprehensive mental health and substance abuse treatment throughout the United States.  These services are provided through Mental Health Network Institutional Services, Inc. (“MHNet”), our subsidiary based in Austin, Texas.  MHNet provides services to health plans and employer clients and accounted for $31.1 million of revenue, after eliminations, in 2009.

Public Sector

Our Public Sector business, which we sold on July 31, 2009, provided state Medicaid agencies and other government funded programs with the clinical, administrative and technological tools needed to better manage their health care, pharmacy, mental health and long-term care programs.  Prior to the sale, our Public Sector business accounted for $89.8 million of revenue in 2009, which is reflected within discontinued operations.

Workers’ Compensation Division

Our workers’ compensation products accounted for $757.1 million of revenue in 2009.

Bill Review

Our workers’ compensation Bill Review system provides national and multi-regional workers’ compensation clients with a system to integrate and manage their workers’ compensation medical data.

Bill Review enables our clients to have an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which typically represent the maximum reimbursement for medical services provided to the injured worker, differ by state (and change as state laws and regulations are passed and /or amended). The system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, we subject bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices.

In addition, our Bill Review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who utilize the Bill Review system have online access to their data and are able to create reports at their desktops.

Pharmacy Benefit Management

Insurance carriers, TPAs and employers contract with our First Script pharmacy benefit management program.  First Script provides a retail network of over 61,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred.  First Script continues to provide service to these claimants upon compensability confirmation throughout the life of their workers’ compensation claim. Home delivery of medication is included as part of First Script’s integrated prescription solution.

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

Care Management Services

Our Care Management Services seek to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both, for an extended period of time due to a work-related or auto incident or disability.

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

Our provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnostics Related Group based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated, limiting the increasing trend of health care unit cost.

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

Our health plans have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services.  Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs, but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements.  Medical costs associated with capitation arrangements made up approximately 2.9%, 4.1%, and 4.9% of our total medical costs for the years ended December 31, 2009, 2008 and 2007, respectively. We do not consider the financial risk associated with our existing capitation arrangements to be material.

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

Information Technology

We believe that integrated and reliable information technology systems are critical to our success. We have implemented advanced information systems to improve our operating efficiency, support medical management, underwriting and quality assurance decisions and effectively service our customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our health plan commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing.

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

In 2009, approximately 78.0% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format.  In 2009, our claims system auto adjudicated 83.6% of all claims, which improved our claims processing efficiency and accuracy.

Marketing

We market our products and services to individuals, employer groups, multi-site direct accounts, self-insured employers, government employees, multi-employer trusts with greater than 500 employees and through group health insurance carriers and TPAs.  When marketing on a business-to-business basis directly to insurance carriers and TPAs, our customers have primary responsibility for offering our services to their underlying clients.  We also market to both FEHB health plan sponsors and directly to federal employees.  Marketing is provided through our own direct sales staff and a network of non-exclusive, independent brokers and focused on developing new business as well as retaining existing business.

In addition to our commercial HMO, PPO, and POS products, which are offered on a fully insured and self-funded basis, our local health plans also continue to expand the number of lower cost product options.  These options include Coventry FlexChoice, a family of “consumer-driven” products, whereby the employee bears a substantially greater proportion of health care costs.

While our large group accounts may have benefit products offered to their employees by multiple carriers, our small and medium size groups are most commonly offered our services on an exclusive basis.  In the case of insurance carriers, we typically enter into a master service agreement under which we agree to provide our cost management services to health care plans maintained by the carrier’s customers.  Our services are offered not only to new insurance policyholders, but also to existing policyholders at the time group health benefits are renewed.

Medicaid products are marketed to Medicaid recipients by state Medicaid authorities and through educational and community outreach programs.

Medicare Advantage products, which can include both medical and pharmacy benefits, are commonly promoted through mass media and direct mail to both individuals and retirees of employer groups that provide benefits to retirees.  Networks of independent brokers are also used in the marketing of Medicare products.  Our Medicare Part D product is marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement health insurers, TPAs and related broker distribution entities.  Additionally, we have established partnerships with Medicare Supplement health insurers and brokerage channels nationwide to provide Medicare Advantage products to Medicare beneficiaries.

Workers’ compensation services are marketed to insurance carriers and TPAs, who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

Significant Customers

The Mail Handlers Benefit Plan represented 10.5%, 9.2%, and 14.7% of our management services revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Our health plan commercial business is diversified across a large customer base and no customer group compromises 10% or more of our managed care premiums. We received 50.7%, 38.1%, and 33.1% of our managed care premiums for the years ended December 31, 2009, 2008 and 2007, respectively, from the federal Medicare programs throughout our various health plan markets and from national Medicare Part D and Medicare PFFS products. We also received 8.4%, 10.3%, and 10.7% of our managed care premiums for the years ended December 31, 2009, 2008 and 2007, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets.  In 2009, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

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

Corporate Governance

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of our Board of Directors and our officers, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and our employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and current committee charters can be accessed on our website at www.coventryhealth.com. Any amendments to our Code of Business Conduct and Ethics are posted to and can be accessed on our website.

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

Congress and state legislatures continue to focus on health care issues and to consider major changes that would affect both public programs and privately-financed health insurance arrangements. The U.S. House of Representatives and the U.S. Senate each passed healthcare reform bills at the end of 2009; however neither of these bills has yet to become law. The bills and other reform measures under consideration include proposals that would result in significant new taxes on the health insurance industry and/or on employers offering certain health benefit plans, immediately effective market reforms (such as a ban on lifetime limits, new benefit mandates, increased dependant coverage and limits on pre-existing condition exclusions), expansion of eligibility under existing Medicaid and/or FEHBP programs, minimum medical benefit ratios for health plans, new individual insurance requirements, Medicare Advantage funding cuts, administrative cost caps, and new government-run plans or insurance exchanges. These or other changes could have a material adverse impact on our business operations and financial condition.  In addition, several states are considering legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions, or otherwise materially adversely impact our business operations and financial condition.

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

Federal Regulation

Privacy, Security and other HIPAA Requirements

The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Further, our privacy and security practices are subject to various state laws and regulations. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretation. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity.  Under ARRA, the Department of Health and Human Services ("DHHS") is required to conduct periodic compliance audits of entities covered by the HIPAA regulations, known as covered entities, and their business associates (entities that handle identifiable health information on behalf of covered entities). Additionally, ARRA mandates that if a member requests a copy of their medical record, it must be provided to them. Doctor's notes, medical test results, lab results and billing information fall within this mandate. Many of our business operations are considered to be covered entities under HIPAA, while others are classified as business associates.

ARRA broadens the applicability of the criminal penalty provisions under HIPAA to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per HIPAA violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement.  In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Further, ARRA extends the application of certain provisions of the HIPAA security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.  State and local authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information.  As required by ARRA, DHHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of recovery of the breach by the covered entity or its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media.

HIPAA includes administrative requirements directed at simplifying electronic data interchange through standardizing transactions and establishing uniform health care provider, payer and employer identifiers.  HIPAA also imposes obligations for health insurance issuers and health benefit plan sponsors. HIPAA requires guaranteed health care coverage for small employers having two to 50 employees and for individuals who meet certain eligibility requirements. HIPAA also requires guaranteed renewability of health coverage for most employers and individuals and contains nondiscrimination requirements. HIPAA limits exclusions based on pre-existing conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage.

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

CMS periodically performs risk adjustment data validation (“RADV”) audits for any health plan operating under a Medicare managed care contract to determine the plan’s compliance with state and federal law and contractual obligations.  Additionally, in some instances states engage peer review organizations to perform quality assurance and utilization review oversight of Medicare managed care plans. Our health plans are required to abide by the peer review organizations’ standards.

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

The federal False Claims Act prohibits knowingly submitting false claims to the federal government.  Private individuals known as relators or whistleblowers may bring actions on the government’s behalf under the False Claims Act and share in any settlement or judgment.  Violations of the federal False Claims Act may result in treble damages and civil penalties of up to $11,000 for each false claim.  In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes such as the federal anti-kickback statute have thereby submitted false claims under the False Claims Act.  The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Deficit Reduction Act of 2006 (“DEFRA”), every entity that receives at least $5 million annually in Medicaid payments must establish written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.  We have established written policies that we believe comply with this provision of DEFRA.

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

Federal Employees Health Benefits Program

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program. These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM. For our managed care contracts, the OIG conducts periodic audits to, among other things; verify that premiums established under its contracts are in compliance with community rating requirements under the FEHB Program. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments. The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans. These audits are generally a number of years in arrears.

Managed Care Legislative Proposals

In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. While neither of these bills has yet become law, such laws or similar proposals have been, and we anticipate may continue to be, a focus at the federal level. Several states are also considering healthcare reform measures. This focus on healthcare reform, including managed care reform, may increase the likelihood of significant changes affecting the managed care industry and our business.  At this time, it is unclear as to when any reform proposals might be enacted or the content of any new legislation, and we cannot predict the effect on our operations of proposed legislation or any other reform proposals that may be adopted.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2009 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2010, we employed approximately 14,400 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions since 2005.

Acquisition	Markets	Type of Business	Year Acquired
First Health Group Corp.	Multiple Markets	Multiple Products	2005
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007
Certain workers' compensation business from Concentra, Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007
Mental Health Network Institutional Services, Inc.	Multiple Markets	Mental Health Products	2008
Majority Interest in Group Dental Services	Multiple Markets	Dental Products	2008

On February 1, 2010 we completed our previously announced acquisition of Preferred Health Systems, Inc. (“PHS”), a commercial health plan based in Wichita, Kansas serving more than 100,000 commercial group risk members and 20,000 commercial self-funded members.

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of February 1, 2010:

Allen F. Wise	67	Chief Executive Officer and Director
Harvey C. DeMovick, Jr.	63	Executive Vice President
Thomas C. Zielinski	58	Executive Vice President and General Counsel
Michael D. Bahr	51	Executive Vice President, Commercial Business
John J. Stelben	48	Interim Chief Financial Officer and Treasurer
Patrisha L. Davis	54	Senior Vice President and Chief Human Resources Officer
Paul C. Conlin	52	Senior Vice President, Medicaid Business
John J. Ruhlmann	47	Senior Vice President and Corporate Controller
David W. Young	45	President and Chief Executive Officer, Workers Compensation Business

Allen F. Wise was appointed Chief Executive Officer of our Company in January 2009.  He has been a director of our Company since October 1996 and Executive Chairman since December 2008.  He was non-executive Chairman of the Board from January 2005 to December 2008.  Mr. Wise was a private investor from January 2005 to January 2009.  Prior to that, he was President and Chief Executive Officer of our Company from October 1996 to December 2004.

Harvey C. DeMovick, Jr. rejoined our Company in March 2009 and was elected Executive Vice President of our Company in May 2009.  From July 2007 to March 2009, Mr. DeMovick had retired from our Company and was a private investor and business consultant.  From January 2005 to July 2007, Mr. DeMovick was an Executive Vice President of our Company.  He served as our Chief Information Officer from April 2001 to July 2007 and managed our Customer Service Operations from September 2001 to July 2007.

Thomas C. Zielinski was elected Executive Vice President of our Company, effective November 2007.  He is also General Counsel of our Company and has served in that capacity since August 2001.  He served as Senior Vice President of our Company from August 2001 to November 2007.  Prior to that time, Mr. Zielinski worked for 19 years in various capacities for the law firm of Cozen and O'Connor, P.C., including as a senior member, shareholder and Chair of the firm's Commercial Litigation Department.

Michael D. Bahr was elected Executive Vice President of our Company in August 2009.  From September 2003 to September 2009 he was President and Chief Executive Officer of our Utah health plan.  Mr. Bahr is an associate of the Society of Actuaries and a member of the American Academy of Actuaries.

John J. Stelben was elected Interim Chief Financial Officer and Treasurer of our Company in November 2009.  From May 2005 to date, he has been a Senior Vice President of our Company.  He was a Vice President, Business Development, of our Company from October 1998 to May 2005.  Mr. Stelben joined our Company in 1994 as the Controller of our Missouri health plan.

Patrisha L. Davis was elected Senior Vice President of our Company, effective June 2007.  From November 2000 to date, she has been the Chief Human Resources Officer of our Company.  She was a Vice President of our Company from March 2005 to June 2007.  Ms. Davis has been a Human Resources executive with our Company since April 1998.

Paul C. Conlin joined our Company in June 2009 as a Senior Vice President in charge of our Medicaid business.  From September 2008 to June 2009 he was an advisor to the Chief Financial Officer of UnitedHealth Group on clinical affordability.  From July 2006 to September 2008, he was an Executive Vice President of UnitedHealth Group in charge of enterprise-wide commercial and Medicare clinical operations.  From April 2004 to July 2006, he was an Executive Vice President of UnitedHealth Group in charge of the Northeast network and clinical operations.

John J. Ruhlmann was elected Senior Vice President of our Company in November 2006. Prior to that he was Vice President of our Company from November 1999 to November 2006. He has served as our Corporate Controller since November 1999.

David W. Young was elected President and Chief  Executive Officer of our subsidiary, Coventry Health Care Workers Compensation, Inc., in April 2009.  From April 2007 to April 2009 he served as Senior Vice President and Chief Operating Officer of the workers compensation division of our Company.  Prior to that time, from June 2003 to April 2007, he served in the positions of President, Chief Operating Officer and Vice President of Operations at Concentra Network Services, Inc., a private insurance consulting company.

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

Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period.  Accordingly, costs we incur in excess of our cost projections generally are not recovered in the contract year through higher premiums. We estimate our costs of future benefit claims and related expenses using actuarial methods and assumptions based upon claim payment patterns, inflation, historical developments (including claim inventory levels and claim receipt patterns) and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. These estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends.  Factors that may cause health care costs to exceed our estimates include:

•	an increase in the cost of health care services and supplies, including pharmaceuticals;
•	higher than expected utilization of health care services;
•	periodic renegotiations of hospital, physician and other provider contracts;
•	the occurrence of catastrophic events, including epidemics and natural disasters;
•	changes in the demographics of our members and medical trends affecting them;
•	general inflation or economic downturns;
•	new mandated benefits or other legislative or regulatory changes that increase our costs;
•	clusters of high cost cases;
•	changes in or new technology; and
•	other unforeseen occurrences.

In addition, medical liabilities in our financial statements include our estimated reserves for incurred but not reported and reported but not paid claims. The estimates for medical liabilities are made on an accrual basis. We believe that our reserves for medical liabilities are adequate, but we cannot assure you of this.  Increases from our current estimates of liabilities could adversely affect our results of operations.

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

Worldwide financial markets have experienced extreme disruptions, including extraordinarily volatile stock prices and diminished liquidity and availability of credit. Together with the current recessionary environment in the U.S. and abroad and other unfavorable economic developments such as high unemployment, these developments could adversely affect our business, results of operations and investment portfolio.

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

The state of the economy also adversely affects the states’ budgets, which can result in states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans, and to increase taxes and assessments on our activities.  Although we could attempt to mitigate our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to do so.

A drop in the prices of securities across global financial markets could negatively affect our investment portfolio.  Some of our investments could further experience other-than-temporary declines in fair value, requiring us to record impairment charges that adversely impact our financial results.

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

Our business is heavily regulated by federal, state and local authorities. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations. Legislative or regulatory changes that could significantly harm us and our subsidiaries include changes that:

•	impose increased liability for adverse consequences of medical decisions;
•	require coverage of pre-existing conditions;
•	limit premium levels or establish minimum medical expense ratios for certain products;
•	increase minimum capital, reserves and other financial viability requirements;
•	increase government sponsorship of competing health plans;
•	impose fines or other penalties for the failure to pay claims promptly;
•	impose fines or other penalties as a result of market conduct reviews;
•	prohibit or limit rental access to health care provider networks;
•	prohibit or limit provider financial incentives and provider risk-sharing arrangements;
•	require health plans to offer expanded or new benefits;
•
limit the ability of health plans to manage care and utilization, including “any willing provider” and direct access laws that restrict or prohibit product features that encourage members to seek services from contracted providers or through referral by a primary care provider;

•	limit contractual terms with providers, including audit, payment and termination provisions;
•	implement mandatory third party review processes for coverage denials; and
•	impose additional health care information privacy or security requirements.

Congress and state legislatures continue to focus on health care issues and to consider major changes that would affect both public programs and privately-financed health insurance arrangements. The U.S. House of Representatives and the U.S. Senate each passed healthcare reform bills at the end of 2009; however neither of these bills has yet become law. The bills and other reform measures under consideration include proposals that would result in significant new taxes on the health insurance industry and/or on employers offering certain plans, immediately effective market reforms (such as a ban on lifetime limits, new benefit mandates, increased dependant coverage and limits on pre-existing condition exclusions), expansion of eligibility under existing Medicaid and/or FEHBP programs, minimum medical benefit ratios for health plans, new individual insurance requirements, Medicare Advantage funding cuts, administrative cost caps, and new government-run plans or insurance exchanges. These or other changes could have a material adverse impact on our business operations and financial condition.  In addition, several states are considering legislative proposals that could impact our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions, or otherwise materially adversely impact our business operations and financial condition.

We also may be subject to governmental investigations or inquiries from time to time. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry including our stock price. As a result of recent investigations, including audits, CMS has imposed sanctions and fines including immediate suspension of all enrollment and marketing activities and civil monetary penalties on certain Medicare Advantage plans run by our competitors.  In addition, qui tam suits brought by whistleblowers have resulted in significant settlements.  Any similar governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

Changes to laws may impact our ability to enroll beneficiaries and the viability of certain of our Medicare Advantage plans.  MIPPA imposes restrictions on the ability to market Medicare Advantage and PDPs.

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

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid.  The DEFRA included Medicaid cuts of approximately $4.8 billion over five years.  MIPPA reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period.  In addition, MIPPA mandated that the Medicare Payment Advisory Commission report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans.  Current healthcare reform proposals would impose additional cuts to the Medicare Advantage program.  Additional proposed regulatory changes would, if implemented, further reduce federal Medicaid funding.  We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

A reduction in the number of members in our health plans could adversely affect our results of operations.

A reduction in the number of members in our health plans could adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;
•	reductions in the number of employers offering health care coverage;
•	reductions in work force by existing customers;
•	adverse economic conditions;
•	our increases in premiums or benefit changes;
•	our exit from a market or the termination of a health plan;
•	negative publicity and news coverage relating to our company or the managed health care industry generally; and
•	catastrophic events, including natural disasters, epidemics, man-made catastrophes, and other unforeseen occurrences.

Our growth strategy is dependent in part upon our ability to acquire additional managed care businesses and successfully integrate those businesses into our operations.

Part of our growth strategy is to grow through the acquisition of additional health plans and other managed care businesses. Historically, we have significantly increased our revenues through a number of acquisitions. We cannot assure you that we will be able to continue to locate suitable acquisition candidates, obtain required governmental approvals, successfully integrate the businesses we acquire and realize anticipated operational improvements and cost savings. The businesses we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions.  In such acquisitions, we may assume liabilities that could adversely affect our business.  Additionally, we may issue stock in connection with such acquisitions, which would result in dilution to existing stockholders, or we could incur debt to finance such acquisitions.

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

The non-renewal or termination of our government contracts, or unsuccessful bids for business with government agencies, could adversely affect our business, financial condition and results of operations.

Our contracts with state government programs are subject to renewal, terminations and competitive bidding procedures.  In particular, the contract between our HealthCare USA subsidiary and the Missouri Medicaid program, MO HealthNet, runs from October 1, 2009 through June 30, 2010.  This contract is subject to two successive one-year extensions running through June 30, 2012, if MO HealthNet so elects.  If we are unable to renew or successfully re-bid for this and/or other of our state contracts, or if such contracts were terminated or renewed on less favorable terms, our business, financial condition and results of operations could be adversely affected.

Additionally, on May 1, 2009, we notified CMS of our intention to cease offering PFFS products.  This non-renewal took effect at the end of the term of this current year, December 31, 2009.

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

If we fail to obtain cost-effective agreements with a sufficient number of providers we may experience higher medical costs and a decrease in our membership.

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

Over the last several years, the managed health care industry has been subject to a significant amount of negative publicity. Negative publicity regarding the managed health care industry generally, or our Company in particular, may result in increased regulation and legislative review of industry practices, further increase our costs of doing business and adversely affect our results of operations by:

•	requiring us to change our products and services;
•	increasing the regulatory burdens under which we operate; or
•	adversely affecting our ability to market our products or services to employers, individuals or other customers.

Negative publicity relating to our company also may adversely affect our ability to attract and retain members.

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

CMS periodically performs RADV audits and may seek return of premium payments made to the company if risk adjustment factors are not properly supported by medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit and anticipated error rates. Although we believe the Company maintains appropriate reserves for its exposure to the RADV audits, actual results could differ materially from those estimates.  Accordingly, CMS audit results could have a material adverse effect on our financial position, results of operations, and cash flows.

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

We describe certain litigation to which we have been parties in Note L, Commitments and Contingencies, to our consolidated financial statements.  In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have an adverse effect on our financial condition or results of operations. In the event a plaintiff was to obtain a significant damage award it may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on the managed care industry in general or on us in particular.

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

Our indebtedness imposes certain restrictions on our business and operations.

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

Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets. Goodwill and other intangible assets were approximately $3.0 billion as of December 31, 2009, representing approximately 36.7% of our total assets.  In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units.  Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Our efforts to capitalize on Medicare business opportunities could prove to be unsuccessful.

Medicare programs represent a significant portion of our business, accounting for approximately 50.7% of our managed care premium revenue in 2009. In connection with the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Act”) and the Drug Act’s implementing regulations adopted in 2005, we have significantly expanded our Medicare health plans and restructured our Medicare program management team and operations to enhance our ability to pursue business opportunities presented by the Drug Act and the Medicare program generally.

Particular risks associated with our providing Medicare Part D prescription drug benefits under the Drug Act include potential uncollectability of receivables, inadequacy of underwriting assumptions, inability to receive and process information and increased pharmaceutical costs (as well as the underlying seasonality of this business).

In 2007, we expanded our Medicare programs.  Specifically, we expanded our Medicare Part D prescription drug benefits plans to all states, and enhanced our HMO/PPO product offerings. All of these growth activities required substantial administrative and operational capabilities.  If we are unable to maintain the administrative and operational capabilities to address the additional needs and increasing regulation of our remaining Medicare programs, it could have a material adverse effect on our Medicare business and operating results.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2009, we leased approximately 89,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,900,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 4% is subleased. Our leases expire at various dates from 2010 through 2019. We also own nine buildings throughout the country with approximately 798,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 3% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Legal Proceedings in Note L, Commitments and Contingencies, to the notes to the consolidated financial statements, which is incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2009.

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

	2009		2008
	High	Low	High	Low
First Quarter	$ 17.33	$ 7.97	$ 63.89	$ 37.50
Second Quarter	20.10	12.29	46.66	30.10
Third Quarter	24.84	17.45	39.36	28.01
Fourth Quarter	25.78	18.18	33.47	9.44

On January 31, 2010, we had approximately 881 stockholders of record, not including beneficial owners of shares held in nominee name.  On January 31, 2010, our closing price was $22.88.

We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business or to repurchase our common stock or to pay down our debt.  Our ability to pay dividends is limited by certain covenants and restrictions contained in our debt obligations and by insurance regulations applicable to our subsidiaries.  Subject to the terms of such insurance regulations and debt covenants, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions.  Under the share repurchase program, the Company purchased 1.5 million shares of its common stock during 2009 at an aggregate cost of $30.0 million, 7.3 million shares during 2008 at an aggregate cost of $318.0 million, and 7.5 million shares during 2007 at an aggregate cost of $429.0 million. As of December 31, 2009, the total remaining number of common shares the Company is authorized to repurchase under this program is 5.2 million.

The following table shows our purchases of our common shares during the quarter ended December 31, 2009 (in thousands, except average price per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)
October 1-31, 2009	3	$ 18.30	-	5,213
November 1-30, 2009	9	$ 22.72	-	5,213
December 1-31, 2009	-		-	5,213
Totals	12	$ 21.44	-	5,213

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2) These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

Item 6: Selected Financial Data

(in thousands, except per share and membership data)

	December 31,
	2009	2008	2007	2006	2005
Operations Statement Data (1, 2)
Operating revenues	$ 13,903,526	$ 11,734,227	$ 9,694,176	$ 7,549,253	$ 6,428,049
Operating earnings	501,951	585,529	901,328	828,539	764,812
Earnings before income taxes	504,554	571,861	963,212	883,021	772,486
Income from continuing operations	315,334	362,000	605,444	551,457	485,020
(Loss) income from discontinued operations, net of tax	(73,033)	19,895	20,650	8,588	16,619
Net earnings	242,301	381,895	626,094	560,045	501,639
Basic earnings per share from continuing operations	2.15	2.43	3.91	3.48	3.07
Basic (loss) earnings per share from discontinued operations	(0.50)	0.13	0.13	0.05	0.11
Total basic earnings per share	1.65	2.56	4.04	3.53	3.18
Diluted earnings per share from continuing operations	2.14	2.41	3.85	3.42	3.00
Diluted (loss) earnings per share from discontinued operations	(0.50)	0.13	0.13	0.05	0.10
Total diluted earnings per share	1.64	2.54	3.98	3.47	3.10
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1, 2)
Cash and investments	$ 3,855,647	$ 3,171,121	$ 2,859,237	$ 2,793,800	$ 2,062,893
Total assets	8,166,532	7,727,398	7,158,791	5,665,107	4,895,172
Total medical liabilities	1,605,407	1,446,391	1,161,963	1,121,151	752,774
Other long-term liabilities	456,518	368,482	445,470	309,616	309,742
Debt	1,599,027	1,902,472	1,662,021	760,500	770,500
Stockholders' equity	3,712,554	3,430,669	3,301,479	2,953,002	2,554,703

Operating Data (1, 2)
Medical loss ratio	85.4%	84.0%	79.6%	79.3%	79.4%
Operating earnings ratio	3.6%	5.0%	9.3%	11.0%	11.9%
Administrative expense ratio	15.5%	16.5%	17.0%	15.6%	16.1%
Basic weighted average shares outstanding	146,652	148,893	154,884	158,601	157,965
Diluted weighted average shares outstanding	147,395	150,208	157,357	161,434	161,716
Total risk membership	4,020,000	3,281,000	3,140,000	2,620,000	1,983,000
Total non-risk membership	1,249,000	1,347,000	1,533,000	1,487,000	1,723,000

(1) Balance Sheet Data includes acquisition balances as of December 31 of the year of acquisition.  Operating Data includes the results of operations of acquisitions from the date of the respective acquisition.  See the notes to the consolidated financial statements for information about our acquisitions.
(2) Unless noted as discontinued operations, Operating Data excludes First Health Services Corporation (“FHSC”) operating results for each year presented due to the sale of this business in July 2009.  Balance Sheet Data does not exclude FHSC balances for 2008 and prior as amounts are immaterial.  See the notes to the consolidated financial statements for additional information about our discontinued operations presentation.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

This Item 7 contains forward-looking statements as described in Part I.  These forward-looking statements involved risks and uncertainties described in Part I., Item 1A, “Risk Factors.”  The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

•	Executive-Level Overview
•	Critical Accounting Policies
•	New Accounting Standards
•	Acquisitions
•	Membership
•	Results of Operations
•	Liquidity and Capital Resources
•	Other Disclosures

Executive-Level Overview

General Operations

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies. Through our Health Plan and Medical Services Business, Specialized Managed Care Business, and Workers’ Compensation divisions, we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Summary of 2009 Performance

•	Revenues from continuing operations increased 18.5% from the prior year
•	Medicare Part D membership growth of 752,000 from the prior year, an increase of 81%
•	Health plan commercial group risk medical loss ratio of 81.9%
•	Cash flow from operations was $881.8 million
•	Debt reduction of $303.5 million from the prior year resulting in a 30.1% debt to capital ratio at year-end
•	Operating earnings as a percentage of total revenue were 3.6%, compared to 5.0% in the prior year
•	Income from continuing operations was $315.3 million, a decline of 13% from 2008 income from continuing operations
•	Diluted EPS from continuing operations was $2.14, a decline of 11% from 2008 diluted EPS from continuing operations

Operating Revenue and Products

We operate health plans, insurance companies, managed care services companies, and workers’ compensation services companies and generate our operating revenues from premiums and fees for a broad range of managed care and management service products.  Managed care premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Managed care premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies. These government products are offered in select markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

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

We have capitation arrangements for certain ancillary heath care services such as laboratory services and in some cases physician and radiology services.  A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit our exposure to the risk of increasing medical costs, but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in doing so in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements.  Medical costs associated with capitation arrangements made up approximately 2.9% of the Company’s total medical costs for the year ended December 31, 2009.

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

Our selling, general and administrative expenses consist primarily of salaries and related costs for personnel involved in the administration of services we offer as well as commissions paid to brokers and agents who assist in the sale of our products.  To a lesser extent, our selling, general and administration expenses include other administrative and facility costs needed to provide these administrative services.  We operate regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions.  Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices and capitalize on the benefits of our integrated information technology systems.

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

Revenue Recognition

Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per subscriber contract rate and the number of subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions, or other changes. Due to early timing of the premium billing, we are able to identify in the current month the retroactive adjustments included on two subsequent months billings. Current period revenues are adjusted to reflect these retroactive adjustments.

Based on information received subsequent to generating premium billings, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and allowances accordingly.

As of December 31, 2009, we maintained allowances for retroactive billing adjustments of approximately $22.6 million compared with approximately $35.0 million at December 31, 2008. We also maintained allowances for doubtful accounts of approximately $21.4 million and $11.0 million as of December 31, 2009 and 2008, respectively. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for older receivables.

We receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership to provide healthcare benefits to our Medicare members.  Premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. CMS uses a risk adjustment model that incorporates the use of HCC codes to determine premium payments to health plans.  We estimate risk adjustment revenues based on the diagnosis data submitted to CMS.  Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

CMS periodically performs audits and may seek return of premium payments made to the company if risk adjustment factors are not properly supported by medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of HCC revenue subject to audit and anticipated error rates. Although we believe the Company maintains appropriate reserves for its exposure to the risk adjustment data validation (“RADV”) audits, actual results could differ materially from those estimates.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”). These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM, which performs periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments for both our managed care contracts and our experience rated plans based on appropriate guidelines.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands).

	2009	2008	2007
Medical liabilities, beginning of year	$1,446,391	$1,161,963	$1,121,151

Acquisitions (1)	-	7,590	126,583

Reported Medical Costs
Current year	11,049,227	8,916,644	7,055,596
Prior year development	(189,833)	(48,065)	(135,065)
Total reported medical costs	10,859,394	8,868,579	6,920,531

Claim Payments
Payments for current year	9,598,222	7,577,939	6,134,631
Payments for prior year	1,123,131	1,013,216	586,390
Total claim payments	10,721,353	8,591,155	6,721,021

Change in Part D Related Subsidy Liabilities	20,975	(586)	(285,281)

Medical liabilities, end of year	$1,605,407	$1,446,391	$1,161,963

Supplemental Information:
Prior year development (2)	2.1%	0.7%	2.5%
Current year paid percent (3)	86.9%	85.0%	86.9%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2009 prior year development relates almost entirely to claims incurred in calendar year 2008.

The significant favorable / (unfavorable) factors driving the overall favorable prior year development for 2009 include:

•	Lower than anticipated medical cost increases of $105.4 million favorable development
•	Lower than anticipated large claim liabilities of $27.5 million favorable development
•	Lower than anticipated other specific case liabilities of $12.9 million favorable development
•	Higher than expected completion factors of $50.1 million favorable development
•	Higher than expected inpatient hospital utilization of $(3.6) million unfavorable development
•	Higher than anticipated membership of $(2.5) million unfavorable development

The increase in total reported medical cost from 2008 to 2009 was driven primarily by growth in the medical cost base of the Company due to the growth in Part D and PFFS membership and partially due to medical cost inflation.  Prior year development experienced in 2008 was less favorable compared to amounts experienced in 2007 and 2009. The lower favorable development is primarily attributable to our PFFS line of business. PFFS experienced unfavorable development in 2008 due to lower than expected completion factors.

The change in Medicare Part D related subsidy liabilities identified in the table above represents subsidy amounts received from CMS for reinsurance and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies.

For the more recent incurred months', the percentage of claims paid to claims incurred in those months is generally low. As a result, the completion factor methodology is less reliable for such months. For that reason, incurred claims for recent months are not projected solely from historical completion and payment patterns. Instead, they are projected by estimating the claims expense for those months based upon recent claims expense levels and health care trend levels, or “trend factors.” As these months mature over time, the two estimates (completion factor and trend) are blended with completion factors being used exclusively for older months.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2009 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor	(Decrease) Increase in Unpaid Claims Liabilities
1.0%	$ (78,022)	(4.0) %	$ (100,515)	(1.5) %	$ (2,641)
0.7%	$ (52,450)	(2.5) %	$ (62,822)	(1.0) %	$ (1,761)
0.3%	$ (25,923)	(1.0) %	$ (25,129)	(0.5) %	$ (880)
(0.3)%	$ 26,099	1.0%	$ 25,129	0.5%	$ 880
(0.7) %	$ 53,173	2.5%	$ 62,822	1.0%	$ 1,761
(1.0) %	$ 79,634	4.0%	$ 100,515	1.5%	$ 2,641

We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts.

A regular element of our unpaid medical claim liability estimation process is the examination of actual results and if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2009 by choosing factors that reflect more recent experience.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2009. However, actual claim payments and other items may differ from established estimates.

Investments

We account for investments in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry, or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;
•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if we have decided to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost.

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity, net of taxes.  When we determine that a decline in fair value below amortized cost is judged to be other-than-temporary we are required to recognize the credit loss component as a charge in net earnings. Included in net earnings is the credit loss component of an other-than-temporary impairment charge.  Realized gains and losses on the sale of investments are determined on a specific identification basis.

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

Generally, we do not adjust prices received from pricing services or brokers, unless it is evident from our verification procedures the fair value measurement is not consistent with ASC Topic 820. Based upon our internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, we have concluded that the fair values provided by pricing services and brokers are consistent with the guidance in ASC Topic 820.

The following table includes only our investments in an unrealized loss position at December 31, 2009.  For these investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 49,963	$ (833)	$ 12,898	$ (538)	$ 62,861	$ (1,371)
US Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$ 254,000	$ (2,948)	$ 30,391	$ (2,485)	$ 284,391	$ (5,433)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets.  The Company does not intend to sell and it is not more-likely-than not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

Our municipal bond investments remain at an investment grade status based on their own merits (excluding monoline insurers).  Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $432.4 million of our $899.6 million total state and municipal bond holdings are insured through a monoline insurer.  For our mortgaged-backed and asset-backed securities, our holdings remain at investment grade with a AAA rating and AA+ rating, respectively.  We participate in only the higher level investment tranches.  For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill, Other Intangible Assets, and Other Long-lived Assets

Goodwill

Goodwill is subject to an annual assessment and periodically if other indicators are present for impairment by applying a fair-value-based test. We performed a goodwill impairment analysis, at the reporting unit level, as of October 1, our annual impairment test date.  However, each year we could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment.  Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, regulatory actions (such as heath care reform) that may impact operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

In the case of a publicly traded company, the objective of the market capitalization approach is to determine whether the quoted market price is indicative of the fair value of its reporting units. In addressing the relationship of the determined fair value of our reporting units to our market capitalization, we considered factors outlined in ASC Topic 350, “Intangibles – Goodwill and Other” including:

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

As of October 1, 2009 our market capitalization was below our book value which we considered in our evaluation of fair value of goodwill.  We concluded that this did not affect the overall goodwill impairment analysis as we believe our suppressed market capitalization to be primarily attributed to negative market conditions as a result of the credit crisis,  the economic recession, debate over health care reform and current pricing and/or medical trend issues within the managed care industry.  We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and managed care industry events.  Any impairment charges that may result will be recorded in the period in which the impairment is identified.

While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur.  Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. We also assume a control premium that is reasonable based on our assessment of control premiums of entities of a similar size and/or in a similar industry.   If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected.

As discussed in Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements, we recorded an impairment charge of $72.4 million during 2009 related to the sale of FHSC.

Other Intangible Assets

In accordance with ASC 350-30, “General Intangibles Other than Goodwill,” we test intangible assets not subject to amortization for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have chosen October 1 as our annual impairment testing date.  Our only intangible asset that is not subject to amortization consists of a trade name which we determined was not impaired based on the result of the October 1, 2009 analysis.

Also in accordance with ASC 350-30 we review intangible assets that are subject to amortization for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  Our intangible assets that are subject to amortization consist of our customer lists, licenses, and provider networks.  Based on events and circumstances, primarily lower than expected customer retention levels, we recorded $5.5 million in impairment charges to certain customer list balances in 2009.

See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets.

Other Long-Lived Assets

In accordance with ASC 360-10-35, we periodically review long-lived assets for recoverability whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation for these assets.

Our other long-lived assets consist of property and equipment which are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. In accordance with ASC 350-40, “Internal – Use Software,” the cost of internally developed software is capitalized and included in property and equipment. We capitalize costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project.  We have not incurred an impairment charge related to our long-lived assets.  See Note F, Property and Equipment, to the consolidated financial statements for additional disclosure related to these assets.

Stock-Based Compensation Expense

We account for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC Topic 718, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates.  In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note H, Stock-Based Compensation, to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

New Accounting Standards

For this information, refer to Note A, Organization and Summary of Significant Accounting Policies, to the Notes to the Consolidated Financial Statements herein.

Acquisitions

For this information, refer to Note C, Acquisitions, to the Notes to the Consolidated Financial Statements herein.

Membership

The following table presents our membership as of December 31, 2009 and 2008 (in thousands).

	As of December 31,
Membership by Product	2009	2008
Health Plan Commercial Risk	1,418	1,575
Health Plan Commercial ASO	685	714
Medicare Advantage CCP	185	137
Medicaid Risk	402	371
Health Plan Total	2,690	2,797

Medicare Advantage PFFS	329	243
Other National Risk	2	24
Other National ASO	565	633
Total Medical Membership	3,586	3,697

Medicare Part D	1,683	931

Total Membership	5,269	4,628

Total Health Plan membership decreased 107,000 primarily due to membership losses in Commercial Risk.  During 2009, the growth in national unemployment resulted in an acceleration of “in group” Health Plan Commercial Risk membership attrition compared to 2008. Additionally, the Commercial membership declined as a result of premium pricing increases related to the higher medical cost experienced in 2008.  The increase in Medicare Advantage CCP membership is primarily due to the result of our successful annual election period and open enrollment period for 2009 and also due to age-ins.  Other National ASO membership decreased by 68,000 primarily due to the attrition of membership associated with our loss of National Accounts business compared to 2008.

The increases in Medicare Part D membership of 752,000 and Medicare Advantage PFFS of 86,000 were primarily the result of our successful annual election period and open enrollment period for 2009.  In the second quarter of 2009, we decided not to renew our PFFS product effective for the 2010 plan year.  Our PFFS product represented $2.9 billion in revenue for the year ended December 31, 2009.

  Results of Continuing Operations

As discussed in Note D, Discontinued Operations, to the consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business First Health Services Corporation (“FHSC”) and therefore its operations are classified as “discontinued” on the Company’s consolidated statements of operations and excluded from the information below.  Accordingly, the amounts and discussion below relate to only the Company’s results from continuing operations for all years presented.

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for each of the three years in the period ended December 31, 2009 (dollars in thousands, except diluted earnings per share amounts):

			Increase			Increase
Continuing Operations	2009	2008	(Decrease)	2008	2007	(Decrease)

Total operating revenues	13,903,526	11,734,277	18.5%	11,734,277	9,694,176	21.0%
Operating earnings	501,951	585,529	(14.3%)	585,529	901,328	(35.0%)
Operating earnings as a % of revenue	3.6%	5.0%	(1.4%)	5.0%	9.3%	(4.3%)
Income from continuing operations	315,334	362,000	(12.9%)	362,000	605,444	(40.2%)
Diluted earnings per share	2.14	2.41	(11.2%)	2.41	3.85	(37.4%)
Selling, general and administrative
as a percentage of revenue	15.5%	16.5%	(1.0%)	16.5%	17.0%	(0.5%)

Comparison of 2009 to 2008

Managed care premium revenue increased primarily as a result of higher membership in our Medicare business in Part D, PFFS, and CCP as a result of successful enrollment for 2009.  The revenue increases were also a result of increased Individual membership.  Partially offsetting this increase was lower revenue for our Commercial Risk business due to membership declines.

Management services revenue increased primarily due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Medical costs increased primarily as a result of the increase in Medicare membership, as discussed above.  Total medical costs as a percentage of premium revenue, “medical loss ratio,” or “MLR” increased over the prior year as a result of a change in our mix of business primarily related to Medicare Advantage, Part D, and Commercial Risk.

Cost of sales increased due to the growth of the pharmacy benefit management program revenues in the Workers’ Compensation Division as noted above.

Selling, general and administrative expense increased primarily due to the costs associated with the growth in the Medicare business including higher wage expense, an increase in broker commission costs and other member related costs due to the higher Medicare membership.  Additionally there was higher wage expense related to annual incentive compensation accruals in the current year, while such types of incentive payments were not earned and accrued in 2008; new executive hires in the current year; and severance expense related to terminated employees in 2009.  Selling, general and administrative expense as a percentage of revenue improved as a result of expenses being controlled at a rate lower than the increase in revenue.

Depreciation and amortization expense increased in 2009 primarily due to impairment charges to our customer list balances during 2009.

Interest expense decreased due to the repayment of the Company’s revolving credit facility and repurchase of senior notes during 2009 as well as decreased interest rates on the revolving credit facility during the current year.

Other income, net increased for the current year due to a charge of $33.5 million for the other-than-temporary impairment of investment securities recorded in 2008.  This other-than-temporary impairment loss did not reoccur in 2009.  Additionally, other income, net increased due to gains of $8.4 million on the repurchase of outstanding senior notes during 2009.  Partially offsetting the increases was a $39 million current year interest income decrease resulting from lower interest rates on the large percentage of the portfolio invested in Treasury instruments and money market funds.

The effective tax rate on continuing operations increased to 37.5% as compared to 36.7% for the prior year due primarily to the proportion of our earnings in states with higher tax rates.

Comparison of 2008 to 2007

Managed care premium revenue increased as a result of growth in existing products, primarily Medicare Advantage and Medicare Part D, as well as from our acquisitions during 2007 of Vista Health Plans (“Vista”) and business from Mutual of Omaha (“Mutual”). The increase was partially offset by a decline in same store Commercial risk membership over the prior year.

Management services revenue increased compared to the prior year primarily as a result of the acquisition of business from Concentra, Inc. (“Concentra”) and organic growth in our workers’ compensation services business. This increase was partially offset by the Other National ASO membership decline described above.

Medical costs increased as a result of new business as discussed above.  Medical costs also increased due to increased Commercial and Medicare PFFS medical cost trends as well as unfavorable IBNR reserve development with respect to our Medicare PFFS business.  The Medicare Part D medical loss ratio increase was a result of the premium rate changes from the annual competitive bid filings for our Medicare Part D products and growth in our low-income auto-assign population in 2008.

Selling, general and administrative expense increased primarily due to normal operating costs associated with our prior year acquisitions of Concentra, Mutual and Vista, as well as costs related to growth of our Medicare business.

Depreciation and amortization expense primarily increased as a result of the expense associated with the amortizable intangible assets identified with our recent acquisitions.

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

The effective tax rate on continuing operations was essentially flat at 36.7%, as compared to 37.1% for the prior year.

Segment Results from Continuing Operations

As a result of the change in our executive leadership, we realigned our organizational structure during the first quarter of 2009.  The new organizational structure brings enhanced focus to areas of growth opportunities.  Accordingly, our reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation. The Company’s segment results for the prior years presented have been reclassified to conform to the 2009 segment presentation, including the presentation of discontinued operations.

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
Continuing Operations	2009	2008	(Decrease)	2008	2007	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$5,174,772	$5,421,984	$(247,212)	$5,421,984	$ 4,889,769	$ 532,215
Commercial Management Services	346,042	352,369	(6,327)	352,369	410,071	(57,702)
Medicare Advantage	4,901,918	3,177,244	1,724,674	3,177,244	2,170,844	1,006,400
Medicaid Risk	1,066,231	1,087,189	(20,958)	1,087,189	928,259	158,930
Health Plan and Medical Services	11,488,963	10,038,786	1,450,177	10,038,786	8,398,943	1,639,843
Medicare Part D	1,545,858	847,702	698,156	847,702	700,761	146,941
Other Premiums	94,562	64,783	29,779	64,783	-	64,783
Other Management Services	93,079	89,626	3,453	89,626	74,278	15,348
Specialized Managed Care	1,733,499	1,002,111	731,388	1,002,111	775,039	227,072
Workers’ Compensation	757,105	736,695	20,410	736,695	525,797	210,898
Other/Eliminations	(76,041)	(43,365)	(32,676)	(43,365)	(5,603)	(37,762)
Total Operating Revenues	$13,903,526	$11,734,227	$2,169,299	$11,734,227	$ 9,694,176	$ 2,040,051

Gross Margin (in thousands)

Health Plan and Medical Services	$1,957,265	$1,887,998	$69,267	$1,887,998	$2,024,770	$(136,772)
Specialized Managed Care	339,861	250,158	89,703	250,158	227,580	22,578
Workers’ Compensation	516,277	541,095	(24,818)	541,095	431,989	109,106
Other/Eliminations	(10,099)	(9,203)	(896)	(9,203)	(4,502)	(4,701)
Total	$2,803,304	$2,670,048	$133,256	$2,670,048	$2,679,837	$(9,789)

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$301.63	$286.30	5.4%	$286.30	$273.76	4.6%
Medicare Advantage risk (1)	$855.16	$862.60	(0.9%)	$862.60	$837.69	3.0%
Medicare Part D (2)	$84.40	$88.34	(4.5%)	$88.34	$99.57	(11.3%)
Medicaid risk	$229.94	$208.50	10.3%	$208.50	$183.77	13.5%
Medical Loss Ratios:
Health plan commercial risk	81.9%	81.7%	0.2%	81.7%	78.3%	3.4%
Medicare Advantage risk	89.9%	89.0%	0.9%	89.0%	80.5%	8.5%
Medicare Part D	85.7%	84.1%	1.6%	84.1%	78.1%	6.0%
Medicaid risk	87.6%	85.3%	2.3%	85.3%	87.3%	(2.0%)
Total	85.4%	84.0%	1.4%	84.0%	79.6%	4.4%
(1) Revenue per member per month excludes the effect of revenue ceded to external parties.
(2) Revenue per member per month excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Comparison of 2009 to 2008

Health Plan and Medical Services Division

Health Plan and Medical Services revenue increased over the prior year primarily due to membership growth in the Medicare PFFS products, coupled with an increase in the average realized premium yield per member per month for the product. Deducting revenue ceded to third parties, the Medicare Advantage risk premium yield per member per month for the year increased to $798.16 in 2009 from $742.07 in 2008.  The increase is a result of a smaller portion of our Medicare PFFS business in 2009 being ceded to external parties through quota share arrangements.  When reviewing the premium yield for Medicare Advantage business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.  Additionally, the Medicare Advantage risk premium yields have increased as a result of higher risk scores.

Medicaid premium yields increased as a result of rate increases in Missouri, our largest Medicaid market, effective July 1, 2008 and July 1, 2009 as well as rate increases in Virginia and West Virginia effective July 1, 2009. The yields also increased due to the termination of our Pennsylvania Medicaid behavioral health contract, which had a lower premium yield. These increases in premium yield were offset by declines in the membership of the Medicaid Risk product.  Membership declines also contributed to the reduction in revenue for Commercial Risk products.

Gross margin increased primarily due to the growth in the Medicare PFFS and Medicare Advantage businesses as well as the improved medical loss ratios for the Medicare PFFS product. The Medicare PFFS MLRs decreased over the prior year as the prior year included unfavorable IBNR reserve development.  The increases in gross margin were partially offset by gross margin declines in Commercial Risk and Medicaid.  The Commercial Risk decline in gross margin is a result of the decline in Commercial Risk membership discussed earlier.  The decline in Medicaid gross margin was due to a higher medical loss ratio in 2009 as a result of higher medical cost trends and higher inpatient utilization without rate increases sufficient to cover these cost increases.

Specialized Managed Care Division

Specialized Managed Care revenue experienced a significant increase over the prior year due to the large increase in membership for the Medicare Part D product. Medicare Part D premium yields for 2009, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, decreased compared to 2008, primarily due to the mix of products sold in 2009. The majority of the Medicare Part D growth was in the lower cost, leaner benefit plans, which have a lower premium. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the premium yields were $80.98 for 2009 compared to $78.84 in 2008.  The increase is a result of a smaller portion of our Medicare Part D business in 2009 being ceded to external parties through quota share arrangements.

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

The gross margin for the Specialized Managed Care Division improved for 2009 primarily as a result of increased Part D membership during the current periods, offset by an increase in the Part D MLR due to higher than anticipated pharmacy costs in one product.

Workers’ Compensation Division

Revenue in the Workers’ Compensation Division increased in 2009 primarily due to the growth of our pharmacy benefit management program.  The increase was partially offset by lower revenue in the division’s other business lines as a result of lower claim volume.

Workers’ Compensation gross margin decreased over the prior year due to the decline in claims volume in our bill review business, which is a higher margin product, and growth in the pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

The nature of a majority of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 15 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately one to two months of “float.” In addition, accumulated earnings provide further positive cash flow. Due to the non-renewal of our PFFS product, we will be paying medical claims in 2010 without the benefit of premium collections for this product.  As a result, this will have a negative effect on cash flows.  Despite this, the Company has planned for this market exit and accordingly has ample current liquidity.  In addition, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits.

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. Our fixed income portfolio has an average quality rating of “AA+” and a modified duration of 2.8 years as of December 31, 2009. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $75.3 million restricted under state regulations, increased $675.8 million to $3.8 billion at December 31, 2009 from $3.1 billion at December 31, 2008.

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

Cash Flows

Operating Activities

Net cash from operating activities for the year ended December 31, 2009, was a result of net earnings plus non-cash adjustments to earnings including the impairment of FHSC goodwill and an increase in both medical liabilities and other payables.  The increase in medical liabilities during 2009 is primarily related to the growth in membership across the Medicare business.  Other payables increased primarily due to accruals for annual incentive compensation programs, an increase in taxes payable, and Medicare payables.

 Our net cash from operating activities in 2009 was $254.5 million higher than 2008.  The primary driver of this increase was a change in other receivables related to pharmacy rebate receivable accruals and CMS related receivable accruals.  Also contributing to the change in cash from operating activities from 2009 compared to 2008 is the change in other payables, which was the result of incentive compensation accruals in 2009 but not in 2008 and the increase in income taxes payable and Medicare payables during 2009.  The increase in other receivables during 2008 and other payables during 2009 was partially offset by a decline in net earnings in 2009 compared to 2008 and a smaller increase in medical liabilities in 2009 than in 2008.

 Investing Activities

Capital expenditures in 2009 of approximately $60.3 million consisted primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems.  Projected capital expenditures in 2010 of approximately $55-$65 million consisted primarily of computer hardware, software and other equipment.

Net cash from investing activities for the year ended December 31, 2009 was an outflow primarily due to a large amount of investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments and also from the proceeds received from the disposal of FHSC.  Additionally, escrow payments totaling $10 million were received during the period from previous acquisitions.

During the prior year ended December 31, 2008, we made acquisitions using cash of approximately $137.4 million, net of cash acquired.

Financing Activities

The details of our debt repayment for 2009 are as follows:

•
We repaid a total of $68.9 million principal amount of our remaining outstanding Senior Notes for payments of $59.9 million, resulting in a gain of $8.4 million, net of the write off of deferred financing costs.

•	We repaid $235.0 million of our Revolving Credit Facility.

Our credit facility requires compliance with a leverage ratio.  All of our senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, disposing of assets and in some cases provide for debt repayment upon consolidations or mergers.  As of December 31, 2009, we were in compliance with applicable covenants under the senior notes and credit facility.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, 1.5 million shares were purchased in 2009 at an aggregate cost of $30.0 million, 7.3 million shares of our common stock were purchased in 2008 at an aggregate cost of $318.0 million and 7.5 million shares of our common stock were purchased in 2007 at an aggregate cost of $429.0 million. As of December 31, 2009, the total remaining common shares we are authorized to repurchase under this program is 5.2 million.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2009, we received $121.0 million in dividends from our regulated subsidiaries and infused $293.8 million in capital contributions into our subsidiaries, due primarily to the significant growth of PFFS and Part D in 2009.

The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards that would generally require higher minimum capitalization requirements for HMOs and other risk-bearing health care entities. RBC is a method of measuring the minimum amount of capital appropriate for a managed care organization to support its overall business operations in consideration of its size and risk profile. The managed care organization’s RBC is calculated by applying factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a managed care organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula. Our health plans are required to submit a RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

The majority of states in which we operate health plans have adopted RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs.  Some states, in which our regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2009 and 2008 (in millions, except percentage data).

	2009	2008
	(unaudited)
Regulated capital and surplus	$ 1,643.7	$ 1,309.6
200% of RBC (a,b)	$ 800.5	$ 665.3
Excess capital and surplus above 200% of RBC (a,b)	$ 843.2	$ 644.3
Capital and surplus as percentage of RBC (a,b)	411%	394%
Statutory deposits	$ 75.3	$ 66.5

(a) Unaudited
(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs.  Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries primarily resulted from net earnings and capital contributions made by the parent company, partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $713.0 million and $549.9 million at December 31, 2009 and 2008, respectively. The increase resulted from the proceeds received from the disposal of FHSC, earnings from non-regulated businesses, and dividends from our regulated subsidiaries.  These were partially offset by capital infusions into our subsidiaries, payments made for share repurchases, and debt repayments.

Other

As of December 31, 2009, we were contractually obligated to make the following payments during the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior notes	$ 1,218,998	-	233,903	602,882	382,213
Interest payable on senior notes	416,520	77,752	147,338	156,824	34,606
Credit facilities	380,029	-	380,029	-	-
Interest payable on credit facilities (a)	7,697	3,044	4,653	-	-
Operating leases	142,706	33,692	54,428	36,648	17,938
Total contractual obligations	$ 2,165,950	114,488	820,351	796,354	434,757

Less sublease income	(7,387)	(2,032)	(3,185)	(1,642)	(528)
Net contractual obligations	$ 2,158,563	112,456	817,166	794,712	434,229

(a) Interest payable on credit facilities has been estimated based on interest rates as of February 2010 and assumes no additional changes in the principal amount.

Refer to Note L, Commitments and Contingencies, to our consolidated financial statements for additional information related to our operating leases.

We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above. As of December 31, 2009, we had $129.1 million of unrecognized tax benefits.  The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments.

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

Although the provisions of any future legislation adopted at the state or federal level cannot be accurately predicted at this time, management believes that the ultimate outcome of currently proposed legislation should not have a material adverse effect on the results of our operations in the short-term. Nevertheless, it is possible that future legislation or regulation could have a significant effect on our operations.  See “Government Regulation” under Part I., Item 1 for additional discussion of government regulation that impacts our businesses.

 Inflation

In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation on our business operations, in which we assume underwriting risk, we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We cannot be certain that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

2010 Outlook

Health Plan and Medical Services Division – We expect our Commercial Group Risk membership will be down for the year in the low to mid single digit range, excluding the addition of the announced acquisition of Preferred Health Systems (PHS) on February 1, 2010 and its commercial risk membership of approximately 100,000 members. For same store Commercial membership, the forecasted health plan MLR is expected to be in the range of 81.5% to 82.0%, compared to 81.9% for 2009. Including the effect of the PHS acquisition, we expect the total Commercial Group MLR to be in a range of 82.25% to 82.75%. Overall, we expect the acquisition of PHS to be neutral to earnings for the year.

As previously announced, we have decided not to renew our national PFFS product for the 2010 plan year. There will be a claims run out period for this product in 2010, which we believe has been adequately reserved for as of the 2009 year end.

For our Health Plan based Medicare Advantage product, we currently are forecasting membership to remain approximately flat for 2010 against 2009 results. We expect the 2010 Medicare Advantage MLR to be in the mid 80%s.

Specialized Managed Care Division – After our significant membership growth in 2009, we expect our Medicare Part D product to be down slightly to approximately 1.6 million members for 2010. This slight decrease reflects the loss of some auto assign regions along with some State Pharmacy Assistance Program members. Our MLR expectation for 2010 will be similar to our actual results in 2009, which was in the mid 80%s.

Workers' Compensation Division – We believe our Workers' Compensation Division will remain stable compared to 2009, with continued focus on the supporting administrative cost structure.

Regarding our balance sheet and liquidity, we ended the year with approximately $510 million in free cash at the parent level, and approximately $1.8 billion in cash, cash equivalents and U.S. Treasury securities on a consolidated basis. After a $110 million payment during the fourth quarter in 2009, we have a net balance owing on our revolving line of credit of $380 million. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Regarding our effective tax rate, we expect it will range from 37% to 38% for the full year of 2010.

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

We have established policies and procedures to manage our exposure to changes in the fair value of our investments. Our policies include an emphasis on credit quality and the management of our portfolio’s duration and mix of securities. We believe our investment portfolio is diversified and currently expect no material loss to result from the failure to perform by the issuers of the debt securities we hold. The mortgage-backed securities are insured by several associations, including Government National Mortgage Administration, Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

We invest primarily in fixed income securities and classify all our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry, or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;
•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if we have decided to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost.

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity, net of taxes.  When we determine that a decline in fair value below amortized cost is judged to be other–than–temporary we are required to recognize the credit loss component as a charge in net earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis. See Note G, Investments, to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

Our investments at December 31, 2009 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2009	Cost	Value
Maturities:
Within 1 year	$ 612,960	$ 616,177
1 to 5 years	753,697	780,908
5 to 10 years	440,552	459,092
Over 10 years	516,638	534,165
Total	$ 2,323,847	2,390,342
Equity method investments		46,751
Total short-term and long-term securities		$ 2,437,093

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
As of December 31, 2009
(in thousands)
(300)	(200)	(100)	100	200	300

$ 151,668	$ 121,433	$ 67,554	$ (70,749)	$ (140,078)	$ (206,500)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred  to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 26, 2010

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$1,418,554	$1,123,114
Short-term investments	442,106	338,129
Accounts receivable, net of allowance of $21,350 and $11,040 as of December 31, 2009 and 2008, respectively	258,993	293,636
Other receivables, net	496,059	524,803
Other current assets	234,446	130,808
Total current assets	2,850,158	2,410,490

Long-term investments	1,994,987	1,709,878
Property and equipment, net	271,931	308,016
Goodwill	2,529,284	2,695,025
Other intangible assets, net	471,693	546,168
Other long-term assets	48,479	57,821
Total assets	$8,166,532	$7,727,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,605,407	$1,446,391
Accounts payable and other accrued liabilities	682,171	474,561
Deferred revenue	110,855	104,823
Total current liabilities	2,398,433	2,025,775

Long-term debt	1,599,027	1,902,472
Other long-term liabilities	456,518	368,482
Total liabilities	4,453,978	4,296,729

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,905	1,903
190,462 issued and 147,990 outstanding in 2009
190,318 issued and 148,288 outstanding in 2008
Treasury stock, at cost; 42,472 in 2009; 42,031 in 2008	(1,282,054)	(1,287,662)
Additional paid-in capital	1,750,113	1,748,580
Accumulated other comprehensive income, net	41,406	8,965
Retained earnings	3,201,184	2,958,883
Total stockholders’ equity	3,712,554	3,430,669
Total liabilities and stockholders’ equity	$8,166,532	$7,727,398

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
Operating revenues:
Managed care premiums	$12,717,399	$10,563,163	$8,689,633
Management services	1,186,127	1,171,064	1,004,543
Total operating revenues	13,903,526	11,734,227	9,694,176

Operating expenses:
Medical costs	10,859,394	8,868,579	6,920,531
Cost of sales	240,828	195,600	93,808
Selling, general and administrative	2,151,799	1,940,820	1,646,865
Depreciation and amortization	149,554	143,699	131,644
Total operating expenses	13,401,575	11,148,698	8,792,848

Operating earnings	501,951	585,529	901,328

Interest expense	84,875	96,386	82,217
Other income, net	87,478	82,718	144,101

Earnings before income taxes	504,554	571,861	963,212

Provision for income taxes	189,220	209,861	357,768

Income from continuing operations	315,334	362,000	605,444

(Loss) income from discontinued operations, net of tax	(73,033)	19,895	20,650

Net earnings	$242,301	$381,895	$626,094

Net earnings per share:
Basic earnings per share from continuing operations	$2.15	$2.43	$3.91
Basic (loss) earnings per share from discontinued operations	(0.50)	0.13	0.13
Total basic earnings per share	$1.65	$2.56	$4.04

Diluted earnings per share from continuing operations	$2.14	$2.41	$3.85
Diluted (loss) earnings per share from discontinued operations	(0.50)	0.13	0.13
Total diluted earnings per share	$1.64	$2.54	$3.98

Weighted average common shares outstanding:
Basic	146,652	148,893	154,884
Effect of dilutive options and restricted stock	743	1,315	2,473
Diluted	147,395	150,208	157,357

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except shares which are in millions)

					Accumulated
			Treasury	Additional	Other		Total
	Common Stock		Stock,	Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	at Cost	Capital	Income (Loss), Net	Earnings	Equity
Balance, December 31, 2006	187.6	$ 1,876	$ (563,909)	$1,571,101	$ (3,519)	$1,947,453	$ 2,953,002

Comprehensive income:
Net earnings						626,094	626,094
Other comprehensive income:
Holding gain, net					17,697
Reclassification adjustment					(1,162)
							16,535
Deferred tax effect					(6,281)		(6,281)
Comprehensive income							636,348
Employee stock plans activity	2.3	23	16,014	131,888			147,925
Cumulative adjustment upon adoption of FIN 48						3,441	3,441
Treasury shares acquired			(439,237)				(439,237)
Balance, December 31, 2007	189.9	$ 1,899	$ (987,132)	$ 1,702,989	$ 6,735	$2,576,988	$ 3,301,479

Comprehensive income:
Net earnings						381,895	381,895
Other comprehensive income:
Holding gain, net					7,652
Reclassification adjustment					(3,996)
							3,656
Deferred tax effect					(1,426)		(1,426)
Comprehensive income							384,125
Employee stock plans activity	0.4	4	22,607	45,591			68,202
Treasury shares acquired			(323,137)				(323,137)
Balance, December 31, 2008	190.3	$ 1,903	$ (1,287,662)	$ 1,748,580	$ 8,965	$ 2,958,883	$ 3,430,669

Comprehensive income:
Net earnings						242,301	242,301
Other comprehensive income:
Holding gain, net					64,791
Reclassification adjustment					(11,609)
							53,182
Deferred tax effect					(20,741)		(20,741)
Comprehensive income							274,742
Employee stock plans activity	0.2	2	35,568	1,533			37,103
Treasury shares acquired			(29,960)				(29,960)
Balance, December 31, 2009	190.5	$ 1,905	$ (1,282,054)	$ 1,750,113	$ 41,406	$ 3,201,184	$ 3,712,554

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$ 242,301	$ 381,895	$ 626,094
Adjustments to reconcile net earnings to
cash provided by operating activities:
Depreciation and amortization	151,815	150,226	142,569
Amortization of stock compensation	47,047	60,582	64,129
Deferred income tax benefit	(87,610)	(34,178)	(25,017)
Loss on other-than-temporarily impaired securities	-	36,160	-
Loss on disposal of FHSC	81,557	-	-
Gain on repurchase of debt	(8,371)	(4,628)	-
Other adjustments	8,642	10,243	6,635
Changes in assets and liabilities,
net of effects of the purchase of subsidiaries:
Accounts receivable	12,258	(28,699)	2,523
Other receivables	19,235	(198,904)	(89,190)
Medical liabilities	159,095	276,417	(98,781)
Accounts payable and other accrued liabilities	223,182	(49,689)	(20,122)
Other changes in assets and liabilities	32,692	27,931	(28,830)
Net cash from operating activities	881,843	627,356	580,010

Cash flows from investing activities:
Capital expenditures, net	(60,323)	(69,371)	(61,307)
Proceeds from sales of investments	292,515	696,806	1,022,810
Proceeds from maturities of investments	522,144	166,034	321,561
Purchases of investments	(1,140,475)	(1,034,892)	(1,633,113)
Proceeds (payments) for acquisitions, net	10,197	(137,374)	(1,192,601)
Proceeds from FHSC disposal, net	115,437	-	-
Net cash from investing activities	(260,505)	(378,797)	(1,542,650)

Cash flows from financing activities:
Proceeds from issuance of stock	1,224	7,233	52,262
Payments for repurchase of stock	(32,796)	(323,137)	(439,237)
Proceeds from issuance of debt, net	-	668,409	1,153,280
Repayment of debt	(294,930)	(423,872)	(260,500)
Excess tax benefit from stock compensation	604	387	31,534
Net cash from financing activities	(325,898)	(70,980)	537,339

Net change in cash and cash equivalents	295,440	177,579	(425,301)
Cash and cash equivalents at beginning of period	1,123,114	945,535	1,370,836
Cash and cash equivalents at end of period	$ 1,418,554	$ 1,123,114	$ 945,535

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 84,383	$ 93,219	$ 55,596
Income taxes paid, net	$ 190,703	$ 273,917	$ 445,284

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a diversified national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental and workers’ compensation services companies. Through its Health Plan and Medical Services Business, Specialized Managed Care Business Division and Workers’ Compensation Business, the Company provides a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. See Note C, Acquisitions, to these consolidated financial statements for information on the Company's recent acquisitions.

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

Significant Customers - The Company’s health plan business is diversified across a large customer base and there are no commercial groups that make up 10% or more of Coventry’s managed care premiums. The Company received 50.7%, 38.1%, and 33.1% of its managed care premiums for the years ended December 31, 2009, 2008 and 2007, respectively, from the federal Medicare program throughout its various markets. The Company also received 8.4%, 10.3%, and 10.7% of its managed care premiums for the years ended December 31, 2009, 2008 and 2007, respectively, from its state-sponsored Medicaid programs throughout its various markets. For the years ended December 31, 2009, 2008 and 2007, the State of Missouri accounted for almost half the Company’s Medicaid premiums.  The Company received 10.5%, 9.2%, and 14.7% of its management services revenue from a single customer, Mail Handlers Benefit Plan, for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents - Cash and cash equivalents consist principally of money market funds, commercial paper, certificates of deposit, and treasury bills. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Investments - The Company accounts for investments in accordance with ASC 320-10 “Accounting for Certain Investments in Debt and Equity Securities,” ASC 320-10-35-35 “Accounting for Debt Securities After an Other-than-Temporary Impairment,” and with ASC 320-10-65 related to its fixed maturities securities as of April 1, 2009.  The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry, or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;
•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if we have decided to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost.

Temporary declines in value of investments classified as available-for-sale are netted with unrealized gains and reported as a net amount in a separate component of stockholders’ equity, net of taxes. When we determine that a decline in fair value below amortized cost is judged to be other–than–temporary we are required to recognize the credit loss component as a charge in net earnings. Realized gains and losses on the sale of investments are determined on a specific identification basis.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. Treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

Other Receivables - Other receivables include pharmacy rebate receivables of $314.9 million and $220.9 million at the December 31, 2009 and 2008, respectively.  Other receivables also include Medicare Part D program related, risk share and subsidy receivables, Medicare risk adjuster receivables, Office of Personnel Management (“OPM”) receivables, receivables from providers and suppliers, interest receivables, and any other receivables that do not relate to premiums.   The decrease in other receivables during 2009 primarily resulted from a decrease in the Medicare Part D related receivables, other receivables, and due from seller, partially offset by an increase in the pharmacy rebate receivables.

Other Current Assets – Other Current Assets primarily includes deferred tax assets and also includes prepaid expenses.  For more information see Note I., Income Taxes, to consolidated financial statements.

Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. In accordance with ASC 350-40, “Internal – Use Software,” the cost of internally developed software is capitalized and included in property and equipment. The Company capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. Depreciation is computed using the straight-line method over the estimated lives of the related assets or, if shorter, over the terms of the respective leases.

Long-term Assets - Long-term assets primarily include assets associated with senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corp. (“First Health”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.

Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for Business Combinations in accordance with ASC 805-10 and accounts for Intangibles – Goodwill and Other in accordance with ASC 350-10.  Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company’s annual impairment test date is October 1 of each fiscal year.  For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company has five reporting units: Health Plans, Workers’ Compensation, MHNet, Medicare Part D, and Network Rental.  The Company determines the fair value of its reporting units based on a weighting of income and market approaches. The market approach estimates the reporting unit’s fair value by utilizing market multiples of revenue or earnings for comparable companies. The income approach is based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference.  Impairment charges are recorded in the period incurred. See Note E, Goodwill and Other Intangible Assets, to consolidated financial statements for disclosure related to these assets.

The fair value of the indefinite-lived intangible asset is estimated and compared to the carrying value.  The Company estimates the fair value of the indefinite-lived intangible asset using an income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.

Other acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, health provider contracts, customer lists and licenses. An intangible asset that is subject to amortization is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company amortizes other acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from three to 20 years.

Discontinued Operations – The Company accounts for discontinued operations in accordance with ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company determines whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity.  The Company also determines whether the cash flows associated with the group of assets have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after disposal.  If these determinations result in an affirmative response, the results of operations of the asset group being disposed of, as well as the gain or loss on disposal are aggregated for separate presentation apart from the continuing operating results of the Company in the Consolidated Statements of Operations.  See Note D, Discontinued Operations, to consolidated financial statements for additional disclosure related to our discontinued operations.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands).

	2009	2008	2007
Medical liabilities, beginning of year	$1,446,391	$1,161,963	$1,121,151

Acquisitions (1)	-	7,590	126,583

Reported Medical Costs
Current year	11,049,227	8,916,644	7,055,596
Prior year development	(189,833)	(48,065)	(135,065)
Total reported medical costs	10,859,394	8,868,579	6,920,531

Claim Payments
Payments for current year	9,598,222	7,577,939	6,134,631
Payments for prior year	1,123,131	1,013,216	586,390
Total claim payments	10,721,353	8,591,155	6,721,021

Change in Part D Related Subsidy Liabilities	20,975	(586)	(285,281)

Medical liabilities, end of year	$1,605,407	$1,446,391	$1,161,963

Supplemental Information:

Prior year development (2)	2.1%	0.7%	2.5%
Current year paid percent (3)	86.9%	85.0%	86.9%

(1) Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2) Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3) Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2009 prior year development relates almost entirely to claims incurred in calendar year 2008.

The change in Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from CMS for reinsurance and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies.

Other Long-term Liabilities – Other long-term liabilities consist primarily of deferred tax liabilities, liability for unrecognized tax benefits, and liabilities associated with the 401(k) Restoration and Deferred Compensation Plan.

Comprehensive Income – Comprehensive income includes net earnings and unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net earnings, such as realized gains and losses on investment securities. The deferred tax provision for unrealized holding gains arising from investment securities during the years ended December 31, 2009, 2008 and 2007 was $25.3 million, $3.0 million, and $6.3 million respectively.  The deferred tax provision for reclassification adjustments for gains included in net earnings on investment securities during the years ended December 31, 2009, 2008 and 2007 was $4.5 million, $1.6 million, and $0.5 million, respectively.

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

The Medicare Part D program gives beneficiaries access to prescription drug coverage.  Coventry has been awarded contracts by CMS to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency. Payments from CMS under these contracts include amounts for premiums, amounts for risk corridor adjustments and amounts for reinsurance and low-income cost subsidies.

The Company recognizes premium revenue for the Medicare Part D program ratably over the contract period for providing insurance coverage. Regarding the CMS risk corridor provision, an estimated risk sharing receivable or payable is recognized based on activity-to-date. Activity for CMS risk sharing is accumulated at the contract level and recorded within the consolidated balance sheet in other receivables or other accrued liabilities depending on the net contract balance at the end of the reporting period with corresponding adjustments to premium revenue. Costs for covered prescription drugs are expensed as incurred.

Subsidy amounts received for reinsurance and for cost sharing related to low income individuals are recorded in medical liabilities and will offset medical costs when paid. The Company does not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program.

A reconciliation of the final risk sharing, low-income subsidy, and reinsurance subsidy amounts is performed following the end of contract year. For both contract years of 2008 and 2009, as of December 31, 2009, the CMS risk sharing payable was $4.8 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing receivable was $9.1 million and is included in other receivables. For both contract years of 2007 and 2008, as of December 31, 2008, the CMS risk sharing payable was $21.4 million and is included in accounts payable and other accrued liabilities and the CMS risk sharing payable was $7.0 million and is included in other receivables.  As of December 31, 2009, the reinsurance subsidy amounts payable totaled $84.5 million and is included in medical liabilities and the reinsurance subsidy amounts payable totaled $62.8 million and is included in other receivables. As of December 31, 2008, the reinsurance subsidy amounts payable totaled $55.8 million and is included in medical liabilities and the reinsurance subsidy amounts receivable totaled $12.8 million and is included in other receivables.

The Company has quota share arrangements on business with certain individual and employer groups with two of its Medicare distribution partners covering portions of the Company’s Medicare Part D and Medicare Private Fee for Service products.  As a result of the quota share sharing arrangements, for the years ended December 31, 2009, 2008, and 2007, the Company ceded premium revenue of $416.5 million, $574.1 million, and $250.2 million, respectively, and the associated medical costs to these partners.  The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.

Management services revenue is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to the Company’s health care provider networks and health care management services, for which it does not assume underwriting risk. Percentage of savings revenue is determined using the difference between charges billed by contracted medical providers and the contracted reimbursement rates for the services billed and is recognized based on claims processed. The management services the Company provides typically include health care provider network management, clinical management, pharmacy benefit management, bill review, claims repricing, claims processing, utilization review and quality assurance.

The Company enters into performance guarantees with employer groups where it pledges to meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy, telephone response time, etc. The Company also enters into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member, per-month or achieving overall network penetration in defined demographic markets. For each guarantee, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis taking into account the ultimate rights and obligations of the parties upon termination of the contracts.

Revenue for pharmacy benefit management services for Workers' Compensation business is derived on a pre-negotiated amount per pharmacy claim which includes the cost of the pharmaceutical.  Revenue and a corresponding cost of sales to a third party vendor related to the sale of pharmaceuticals is recorded when a pharmacy transaction is processed by the Company.  No pharmacy rebate revenue is collected or recorded related to the Company’s Worker’s Compensation business.

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

Income Taxes – The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located.  Taxable income includes the impact of the reversal of deferred tax liabilities.  Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 12.2 million, 8.3 million, and 3.2 million shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net - Other income, net includes interest income, net of fees, gains on the repayment of debt, realized gains and losses on sales of investments, and charges on the other-than-temporary impairment of investment securities.

New Accounting Standards

In June 2009, the FASB established the FASB ASC, or Codification, which on July 1, 2009 became the single official source of authoritative, nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related literature. Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the SEC. All other literature will be non-authoritative. The Codification does not change GAAP but instead reorganizes the U.S. GAAP pronouncements into accounting topics, and displays all topics using a consistent structure. As the Codification does not change GAAP, it did not have a material effect on the Company’s financial statements. Previous references to applicable literature via the Company’s disclosures have been updated with references to the new Codification section.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which required the Company to evaluate subsequent events through the date the financial statements are issued. This standard requires an entity to recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date (recognized subsequent events) and prohibits an entity from recognizing the effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date (non-recognized subsequent events). The Company adopted the provisions of this standard as of June 30, 2009. The adoption of this standard did not impact the Company’s financial position or results of operations. The disclosures required by this standard are presented in Note S, Subsequent Events, to the consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65-1, “Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance relates to fixed maturity securities and requires that other-than-temporary impairment losses related to credit deterioration be included in the statements of operations and that losses related to other market factors be included as a component of other comprehensive income. The Company adopted the provisions of this update as of April 1, 2009. The portion of the Company’s impairment charge that was recorded prior to 2009 that was not either related to credit deterioration or to securities that the Company had made the decision to sell was insignificant. Accordingly, the Company did not record a cumulative effect transition adjustment and therefore the adoption of pronouncement did not impact the Company’s financial position or results of operations. The disclosures required by this update are presented in Note G, Investments, to the consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1, “Transition Related to FASB Staff Position FAS 107-1 and APB 128-1, Interim Disclosures about Fair Value of Financial Instruments.” This guidance requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by this update were effective for the quarter ended June 30, 2009 and are included in Note G, Investments, to the consolidated financial statements.

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

In December 2007, the FASB issued ASC 805-10, “Business Combinations," which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  ASC 805-10 was effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption was prohibited.  The Company implemented ASC 805-10 effective January 1, 2009.  The potential impact of adopting ASC 805-10 on the Company’s future consolidated financial statements will depend on the magnitude and frequency of the Company’s future acquisitions.

In December 2007, the FASB issued ASC 810-10, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51," which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of ASC 810-10 did not impact the Company's financial position or results of operations.

B. SEGMENT INFORMATION

As a result of the change in its executive leadership, the Company realigned its organizational structure during 2009. The Company’s new organizational structure brings enhanced focus to areas of anticipated growth opportunities. As a result, the Company’s reportable segments have changed to the following three reportable segments: Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan risk businesses and products and its Medicare Advantage Private Fee-for-Service (“PFFS”) product.  In the second quarter of 2009, the Company’s management decided not to renew the PFFS product effective for the 2010 plan year. Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees. This Division also contains the Company’s dental services business.

The Specialized Managed Care Division is comprised of its Medicare Part D program, its network rental business (“Network Rental”) and its mental-behavioral health benefits business. As discussed in Note D, Discontinued Operations, to the consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business, First Health Services Corporation (“FHSC”). FHSC was a reporting unit within the Specialized Managed Care Division. FHSC operations are recognized within the line item “(Loss) income from discontinued operations, net of tax” in the Company’s consolidated statements of operations and have been excluded from the continuing operations segment results presented below.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses, which provides fee-based, managed care services such as access to our provider networks, pharmacy benefit management, and care management to underwriters and administrators of workers’ compensation insurance.

The table below summarizes the results from continuing operations of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated continuing operations level is also provided. Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker. The dollar amounts in the segment tables are presented in thousands. The Company’s segment results for the prior years have been reclassified to conform to the 2009 presentation.

	Year Ended December 31, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$11,142,921	$1,640,420	$-	$(65,942)	$12,717,399
Management services	346,042	93,079	757,105	(10,099)	1,186,127
Total operating revenues	11,488,963	1,733,499	757,105	(76,041)	13,903,526
Medical costs	9,531,698	1,393,638	-	(65,942)	10,859,394
Cost of sales	-	-	240,828	-	240,828
Gross margin	$1,957,265	$339,861	$516,277	$(10,099)	$2,803,304

Selling, general and administrative					2,151,799
Depreciation and amortization					149,554
Operating earnings					$501,951
	Year Ended December 31, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$9,686,417	$912,485	$-	$(35,739)	$10,563,163
Management services	352,369	89,626	736,695	(7,626)	1,171,064
Total operating revenues	10,038,786	1,002,111	736,695	(43,365)	11,734,227
Medical costs	8,150,788	751,953	-	(34,162)	8,868,579
Cost of sales	-	-	195,600	-	195,600
Gross margin	$1,887,998	$250,158	$541,095	$(9,203)	$2,670,048

Selling, general and administrative					1,940,820
Depreciation and amortization					143,699
Operating earnings					$585,529
	Year Ended December 31, 2007
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$7,988,872	$700,761	$-	$-	$8,689,633
Management services	410,071	74,278	525,797	(5,603)	1,004,543
Total operating revenues	8,398,943	775,039	525,797	(5,603)	9,694,176
Medical costs	6,374,173	547,459	-	(1,101)	6,920,531
Cost of sales	-	-	93,808	-	93,808
Gross margin	$2,024,770	$227,580	$431,989	$(4,502)	$2,679,837

Selling, general and administrative					1,646,865
Depreciation and amortization					131,644
Operating earnings					$901,328

C. ACQUISITIONS

During the year ended December 31, 2008, the Company completed two business combinations. These business combinations were accounted for using the purchase method of accounting and therefore the operating results of each acquisition have been included in the Company’s consolidated financial statements since the date of their acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill.

The following table summarizes the business combinations for the year ended December 31, 2008. The purchase price of each business combination includes the payment for net worth and estimated transition costs. The purchase price, inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments, is presented below (in millions):

	Effective Date	Market	Price

Mental Health Network Institutional Services, Inc. (“MHNet”)	February 13, 2008	Multiple Markets	$ 103

Majority ownership interest in Group Dental Services (“GDS”)	May 14, 2008	Multiple Markets	$ 35

On February 13, 2008, the Company completed its acquisition of MHNet, a mental-behavioral health company based in Austin, Texas.  On May 14, 2008, the Company completed its acquisition of a majority ownership interest in GDS, a dental company based in Rockville, Maryland.  As a result of these acquisitions the Company recorded $111.2 million of goodwill, none of which is expected to be deductible for tax purposes.

During 2007 the Company acquired Vista Health Plans (“Vista”), businesses from Mutual of Omaha, and Concentra.  These acquisitions were individually insignificant but were significant when aggregated.  As a result of these acquisitions, the Company recorded $952.8 million of goodwill, of which, $289.1 million is expected to be deductible for tax purposes.  The following table lists the assigned value of the intangible assets as of the acquisition date (in millions) and the associated amortization period:

	Estimated	Amortization
	Fair Value	Period (Years)

Goodwill	$ 952.8
Customer lists	227.2	8.8
Provider network	8.4	16.3
Total intangible assets	$ 1,188.4

The following unaudited pro forma consolidated results of operations assume the acquisitions made during the year ended December 31, 2007 occurred on January 1, 2007 (in millions, except per share data):

Operating revenues	$ 10,666.0
Net earnings	$ 615.3
Earnings per share, basic	$ 3.98
Earnings per share, diluted	$ 3.91

The pro forma amounts represent the historical operating results of the Company and its 2007 acquisitions.  Excluded from the pro forma are the discontinued operations of FHSC, which was sold in July 2009. Included in the pro forma is the effect of the amortization of finite lived intangible assets arising from the purchase price allocation, interest expense related to financing the acquisitions and the associated income tax effects of the pro forma adjustments. The pro forma amounts assume that debt issuance and debt refinancing that occurred in 2007, which coincided with the acquisitions, would have occurred at the beginning of the year. In addition, the pro forma amounts exclude $35.0 million in acquisition related costs that were incurred as a result of the acquisition. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisitions had been completed at the beginning of the periods presented, nor are they necessarily indicative of operating results in future periods.

D. DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC to Magellan Health Services, Inc. (“Magellan”) for $117.5 million in cash, which includes adjustments for changes in working capital. FHSC was a component of the Company’s business operations within its Specialized Managed Care operating segment. In accordance with ASC 205-20 “Discontinued Operations,” FHSC’s operations and disposal costs are presented as (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of operations.

The following table presents select FHSC discontinued operations information (in thousands):

	Years ended December 31,
	2009	2008	2007

FHSC revenues	$89,808	$179,419	$185,355

FHSC earnings before taxes	14,218	33,915	31,658
FHSC goodwill impairment, before taxes	(72,373)	-	-
Loss on disposal of FHSC, before taxes	(4,123)	-	-
(Loss) income from discontinued
operations, including loss on
disposal in 2009, before taxes	(62,278)	33,915	31,658
Provision for taxes on discontinued operations and disposal of FHSC	10,755	14,020	11,008
(Loss) income from discontinued operations, net of tax	$(73,033)	$19,895	$20,650

The Company considered the then pending sale of FHSC a potential indicator of impairment and in accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” it was determined that the carrying value of the reporting unit was in excess of fair value. Accordingly, the Company performed an estimate of the probable impairment loss, determined that the goodwill allocated to the reporting unit was impaired, and recorded a gross impairment charge of $72.4 million during the year ended December 31, 2009.

The table below shows the carrying amounts of the major classes of assets and liabilities of FHSC as of December 31, 2008, that were included as part of the disposal group on the July 31, 2009 sale to Magellan (in thousands):

FHSC Assets
Accounts receivable, net	$ 27,084
Prepaid expenses and other	2,180
Current assets	29,264
Property and equipment, net	4,192
Goodwill and other intangibles	161,930
Deferred tax asset	4,833
Other assets	102
Total Assets	$ 200,321

FHSC Liabilities
Accounts payable	$ 6,625
Deferred revenue	3,337
Deferred tax liability	1,362
Total Liabilities	$ 11,324

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows (in thousands):

Total

Balance, December 31, 2007	$ 2,573,325
Acquisition of MHNet	85,661
Acquisition of GDS	26,718
Other adjustments	9,321
Balance, December 31, 2008	$ 2,695,025
FHSC impairment charge	(72,373)
FHSC sale	(85,724)
Other adjustments	(7,644)
Balance, December 31, 2009	$ 2,529,284

As discussed in Note D, Discontinued Operations, to the consolidated financial statements, the Company considered the pending sale of FHSC a potential indicator of impairment and in accordance with ASC Topic 350, it was determined that the carrying value of the reporting unit was in excess of fair value. Fair value was based on the sales price, which is Level 1 in the fair value hierarchy.  Accordingly, the Company performed an estimate of the probable impairment loss and recorded a gross impairment charge of $72.4 million during the year ended December 31, 2009.

The Company completed its 2009 annual impairment test of goodwill in accordance with ASC Topic 350 and determined that there were no further impairments.  In performing its impairment analysis the Company identified its reporting units in accordance with the provisions of ASC Topic 350 and ASC Topic 280 “Segment Reporting.”

In accordance with ASC Topic 350, for the purpose of testing goodwill for impairment, acquired assets and assumed liabilities were assigned to a reporting unit as of the acquisition date if both of the following criteria were met: (1) the asset will be employed in or the liability relates to the operations of a reporting unit and (2) the asset or liability will be considered in determining the fair value of the reporting unit.  Corporate assets or liabilities were also assigned to a reporting unit if both of these criteria were met.

In order to determine the fair value of its reporting units, the Company weighted the income approach and the market approach.  Under the income approach, the Company assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in its calculations. The key assumptions used to determine the fair value of the Company’s reporting units included terminal values based upon long term growth rates and a discount rate based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The market approach estimates a business’s fair value by utilizing market multiples.

As an overall test of the reasonableness of the estimated fair values of the reporting units, the Company compared the aggregate fair values of its reporting units to its market capitalization.  The comparison confirmed that the determined fair values were representative of market views when applying a reasonable control premium.  We determined that our control premium was reasonable based on a review of such premiums for entities of similar size and/or in similar industries.

The Company will continue to monitor its market capitalization in relation to aggregate fair values of its reporting units to determine if events and circumstances warrant the performance of an interim impairment analysis.

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2009
Amortized other intangible assets
Customer Lists	$ 555,962	$ 224,789	$ 331,173	7-15 Years
HMO Licenses	12,600	7,122	5,478	20 Years
Provider Networks	62,000	14,353	47,647	15-20 Years
Trade Names	3,449	1,954	1,495	3-4 Years
Total amortized other intangible assets	$ 634,011	$ 248,218	$ 385,793

Unamortized other intangible assets
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 719,911	$ 248,218	$ 471,693

As of December 31, 2008
Amortized other intangible assets
Customer Lists	$ 572,100	$ 171,327	$ 400,773	3-15 Years
HMO Licenses	12,600	6,528	6,072	15-20 Years
Provider Networks	62,000	11,143	50,857	15-20 Years
Trade Names	3,449	883	2,566	3-4 Years
Total amortized other intangible assets	$ 650,149	$ 189,881	$ 460,268

Unamortized other intangible assets
Trade Names	$ 85,900	$ -	$ 85,900	---
Total unamortized other intangible assets	$ 85,900	$ -	$ 85,900
Total other intangible assets	$ 736,049	$ 189,881	$ 546,168

Other intangible asset amortization expense for the years ended December 31, 2009, 2008 and 2007 was $71.0 million, $65.6 million, and $48.2 million, respectively.

Based on events and circumstances, primarily lower than expected customer retention levels, we recorded $5.5 million in impairment charges to our customer list balances in 2009.  The impairment charges, which are included in the line item depreciation and amortization in the Company’s consolidated statements of operations, related to components of its Health Plan and Medical Services operating segment and its Specialized Managed Care operating segment, respectively.  The fair values were based on present value calculations which are Level 3 in the fair value hierarchy.

The Company performed an impairment test of its unamortized other intangible asset (trade name) as of October 1, 2009, and determined that the asset was not impaired.

Estimated intangible amortization expense is $63.3 million for the year ending December 31, 2010, $62.4 million for the year ending December 31, 2011, $62.0 million for the year ending December 31, 2012 and $61.6 million for the year ending December 31, 2013 and $61.1 million for the year ending December 31, 2014. The weighted-average amortization period is approximately 10 years for other intangible assets.

F. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	As of December 31,		Depreciation
	2009	2008	Period
Land	$ 24,779	$ 24,779	---
Buildings and leasehold improvements	142,605	144,890	1-40 Years
Developed software	174,887	164,783	1-9 Years
Equipment	336,904	334,679	3-7 Years
Sub-total	679,175	669,131
Less: accumulated depreciation	(407,244)	(361,115)
Property and equipment, net	$ 271,931	$ 308,016

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $80.8 million, $84.6 million, and $94.4 million, respectively. Included in the depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $25.4 million, $29.9 million, and $32.9 million, respectively, of amortization expense for developed software.

G. INVESTMENTS

Investments

The Company adopted the provisions of ASC 320-10-65-1 related to its fixed maturity securities as of April 1, 2009.  The portion of the Company’s impairment charge that was recorded prior to 2009 that was not related to a belief that the entire amortized cost basis would not be recovered, to credit deterioration of the specific security, or to securities that the Company has made the decision to sell, was insignificant.  Accordingly, the Company did not record a cumulative effect transition adjustment upon adoption.

The Company considers all of its investments as available-for-sale securities and, accordingly, records unrealized gains and losses within accumulated other comprehensive income (loss) in the stockholders’ equity section of its consolidated balance sheets.  Certain prior year investment balances have been reclassified in the tables below to conform to the 2009 presentation requirements.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2009 and 2008 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2009	Cost	Gain	Loss	Value

State and municipal bonds	$ 863,561	$ 37,392	$ (1,371)	$ 899,582
US Treasury securities	566,057	2,572	(32)	568,597
Government-sponsored enterprise securities (1)	231,645	4,225	(330)	235,540
Residential mortgage-backed securities (2)	229,665	10,581	(932)	239,314
Commercial mortgage-backed securities	26,891	344	(507)	26,728
Asset-backed securities (3)	48,434	4,441	(1,170)	51,705
Corporate debt and other securities	357,594	12,373	(1,091)	368,876
	$ 2,323,847	$ 71,928	$ (5,433)	$2,390,342
Equity method investments (4)				46,751
				$2,437,093

	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2008	Cost	Gain	Loss	Value

State and municipal bonds	$ 826,136	$ 19,677	$ (4,546)	$ 841,267
US Treasury securities	457,507	5,932	(54)	463,385
Government-sponsored enterprise securities (1)	92,901	4,014	-	96,915
Residential mortgage-backed securities (2)	297,456	8,306	(2,863)	302,899
Commercial mortgage-backed securities	49,394	15	(7,618)	41,791
Asset-backed securities (3)	65,307	70	(6,896)	58,481
Corporate debt and other securities	191,053	1,449	(2,813)	189,689
	$ 1,979,754	$ 39,463	$ (24,790)	$1,994,427
Equity method investments (4)				53,580
				$2,048,007
(1)	Includes FDIC insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt, and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

Through its acquisition of First Health on January 28, 2005, the Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment that is leased to third parties. The total investment as of December 31, 2009 was $44.1 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income was $0.9 million, $5.4 million, and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in other income in the Company’s statements of operations. The Company has between a 20% and 25% interest in the limited partners share of each individual tranche of the partnership (approximately 10% of the total partnership).  During 2009, the Company determined that events and changes in circumstances occurred, indicating that the carrying value might not be fully recoverable.  Accordingly, the investment was evaluated to determine fair value during the fourth quarter.  As a result of this evaluation, the Company recorded an impairment charge of $2.5 million at December 31, 2009. The carrying value of this investment at December 31, 2009 approximates fair value.

Through its acquisition of Vista on September 10, 2007, the Company acquired a 50% investment in Carefree Insurance Services (“Carefree”).  Carefree performs marketing and sales of several Individual and Medicare products.  As of December 31, 2009, the Company’s total investment was $2.7 million and is accounted for using the equity method.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$ 612,960	$ 616,177	$ 410,097	$ 411,874
1 to 5 years	753,697	780,908	590,678	588,629
5 to 10 years	440,552	459,092	381,324	385,756
Over 10 years	516,638	534,165	597,655	608,168
Total	$ 2,323,847	$ 2,390,342	$ 1,979,754	$ 1,994,427

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the over 10 year category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $14.0 million and gross investment losses of $2.4 million were realized on sales of investments for the year ended December 31, 2009.  This compares to gross investment gains of $7.6 million and gross investment losses of $37.0 million that were realized on sales and the other-than-temporary impairment of investments for the year ended December 31, 2008, and gross investment gains of $1.7 million and gross investment losses of $0.5 million that were realized on investment sales for the year ended December 31, 2007.  The Company's other-than-temporary impairment charge and its realized gains and losses are recorded in other income, net in the Company's consolidated statements of operations.

During the year ended December 31, 2008, we recognized a $33.5 million other-than-temporary impairment charge related to 31 securities, including our investments in Lehman Brothers Holdings, Inc., certain corporate financial holdings, auction rate securities and mortgage backed and asset-backed securities.   This other-than-temporary impairment charge was representative of credit losses and therefore was recognized in earnings.

The following table shows the Company’s investments’ gross unrealized losses and fair value, at December 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 49,963	$ (833)	$ 12,898	$ (538)	$ 62,861	$ (1,371)
US Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$ 254,000	$ (2,948)	$ 30,391	$ (2,485)	$ 284,391	$ (5,433)

At December 31, 2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$ 154,665	$ (3,052)	$ 21,441	$ (1,494)	$176,106	$ (4,546)
US Treasury securities	274,891	(54)	-	-	274,891	(54)
Government sponsored enterprises	-	-	-	-	-	-
Residential mortgage-backed securities	29,634	(1,238)	10,436	(1,625)	40,070	(2,863)
Commercial mortgage-backed securities	23,807	(3,287)	17,379	(4,331)	41,186	(7,618)
Asset-backed securities	46,508	(2,413)	9,135	(4,483)	55,643	(6,896)
Corporate debt and other securities	78,730	(1,450)	4,063	(1,363)	82,793	(2,813)
Total	$ 608,235	$ (11,494)	$ 62,454	$ (13,296)	$670,689	$ (24,790)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements and significant increases in volatility and liquidity concerns in the securities and credit markets.   The Company has not decided to sell and it is not more-likely-than not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

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

The Company’s Level 3 securities primarily consist of corporate financial holdings, and mortgage backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,418,554	$398,073	$1,020,481	$-
State and municipal bonds	899,582	-	899,582	-
US Treasury securities	568,597	568,597	-	-
Government-sponsored enterprise securities	235,540	-	235,540	-
Residential mortgage-backed securities	239,314	-	236,214	3,100
Commercial mortgage-backed securities	26,728	-	26,728	-
Asset-backed securities	51,705	-	47,267	4,438
Corporate debt and other securities	368,876	-	360,250	8,626
Total	$3,808,896	$966,670	$2,826,062	$16,164

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2008	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,123,114	$609,195	$513,919	$-
State and municipal bonds	841,267	-	833,287	7,980
US Treasury securities	463,385	463,385	-	-
Government-sponsored enterprise securities	96,915	-	96,915	-
Residential mortgage-backed securities	302,899	-	302,899	-
Commercial mortgage-backed securities	41,791	-	41,791	-
Asset-backed securities	58,481	-	56,231	2,250
Corporate debt and other securities	189,689	-	176,764	12,925
Total	$3,117,541	$1,072,580	$2,021,806	$23,155

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended December 31, 2009
	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 23,155	$ 7,980	$ -	$ 2,250	$ 12,925
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	13,245	2,683	3,255	1,614	5,693
Included in other comprehensive income	7,866	-	1,355	2,534	3,977
Purchases, issuances and settlements	(28,102)	(10,663)	(1,510)	(1,960)	(13,969)
Ending Balance, December 31, 2009	$ 16,164	$ -	$ 3,100	$ 4,438	$ 8,626

Year Ended December 31, 2008
	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$ 10,797	$ -	$ -	$ 8,308	$ 2,489
Transfers to (from) Level 3	39,576	13,500	8,421	1,775	15,880
Total gains or losses (realized / unrealized)
Included in earnings	(31,880)	(5,318)	(5,267)	(4,172)	(17,123)
Included in other comprehensive income	192	(2)	(2)	(96)	292
Purchases, issuances and settlements	4,470	(200)	(3,152)	(3,565)	11,387
Ending Balance, December 31, 2008	$ 23,155	$ 7,980	$ -	$ 2,250	$ 12,925

H. STOCK-BASED COMPENSATION

The Company has one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock are authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. Shares available for issuance under the Stock Incentive Plan were 6.8 million as of December 31, 2009.

      Stock Options

Under the Stock Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to not less than 100% of the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in either 33% or 25% increments per year and expire ten years from the date of grant. At December 31, 2009, the Stock Incentive Plan had outstanding options representing 13.0 million shares of common stock.

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2009 to derive the assumptions used in the valuation model is consistent with that used in prior years. The following average values and weighted-average assumptions were used for option grants.

	2009	2008	2007

Black-Scholes-Merton Value	$ 7.11	$ 13.16	$ 16.79
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	2.9%	4.7%
Expected volatility	60.8%	32.3%	25.6%
Expected life (in years)	3.8	4.2	4.1

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

The Company granted 3.5 million stock options during the twelve months ended December 31, 2009. The Company recorded compensation expense related to stock options of approximately $30.6 million, $35.3 million, and $36.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised was $1.5 million, $10.4 million, and $77.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $35.5 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the year ended December 31, 2009:

	Shares	Weighted-Average	Aggregate Intrinsic Value	Weighted Average Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2009	11,576	$ 43.13
Granted	3,466	$ 15.71
Exercised	(136)	$ 8.40
Cancelled and expired	(1,873)	$ 46.79
Outstanding at December 31, 2009	13,033	$ 35.67	33,581	5.83
Exercisable at December 31, 2009	8,242	$ 38.99	10,210	4.32

Restricted Stock Awards

The Company awarded 1.7 million shares of restricted stock in the twelve months ended December 31, 2009.  The value of the Company’s restricted shares is amortized over various vesting periods through 2013. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $16.5 million, $25.3 million, and $28.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $36.3 million at December 31, 2009, and is expected to be recognized over a weighted average period of 2.2 years. The weighted-average fair value of restricted stock granted was $16.43, $39.06, and $59.42 per share for the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $8.5 million, $17.3 million, and $39.2 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2009:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2009	1,460	$ 43.80
Granted	1,743	$ 16.43
Vested	(459)	$ 45.45
Forfeited	(518)	$ 32.81

Nonvested, December 31, 2009	2,226	$ 24.43

Performance Share Units

During the twelve months ended December 31, 2009, the Company granted performance share units (“PSUs”) to key employees pursuant to the Stock Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over various periods through 2011.  All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company.  The liability on the Company’s books at December 31, 2009 was $13.8 million, of which $10.9 million was paid out in February 2010.

The following table summarizes PSU activity for the twelve months ended December 31, 2009 (in thousands):

Units

Outstanding, January 1, 2009	-
Granted	936
Vested	(436)
Cancelled/Forfeited	(132)
Outstanding, December 31, 2009	368

The Company recorded compensation expense related to the PSUs of approximately $13.8 million for the year ended December 31, 2009.

I. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Current provision:
Federal	$ 233,951	$ 210,877	$ 341,436
State	42,002	32,210	41,376
Deferred benefit:
Federal	(60,864)	(36,050)	(23,600)
State	(25,869)	2,824	(1,444)
Income tax expense	$ 189,220	$ 209,861	$ 357,768

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2009	2008	2007
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	1.72%	2.42%	2.32%
Tax exempt investment income	(1.71%)	(1.55%)	(0.70%)
Remuneration disallowed	0.35%	0.00%	0.03%
Other	2.14%	0.83%	0.50%
Effective tax rate	37.50%	36.70%	37.15%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands):

	December 31,
Deferred tax assets:	2009	2008

Net operating loss carryforward	$ 28,359	$ 31,125
Deferred compensation	66,464	55,999
Deferred revenue	8,392	7,755
Medical liabilities	79,781	40,660
Accounts receivable	9,011	5,094
Other accrued liabilities	96,393	32,372
Unrealized capital losses	2,670	9,076
Capital loss carryforward	1,787	2,476
Internally developed software	1,221	-
Other assets	18,079	2,669
Gross deferred tax assets	312,157	187,226
Less valuation allowance	(3,101)	-
Deferred tax asset	309,056	187,226

Deferred tax liabilities:
Unrealized gain on securities	(25,085)	(5,703)
Other liabilities	(9,959)	(7,460)
Depreciation	(35,502)	(19,517)
Intangibles	(187,527)	(204,957)
Internally developed software	-	(17,062)
Tax benefit of limited partnership investment	(41,804)	(56,284)
Gross deferred tax liabilities	(299,877)	(310,983)
Net deferred tax asset (liability) (1)	$ 9,179	$ (123,757)
(1) Includes $207.1 million and $94.0 million classified as current assets at December 31, 2009 and 2008, respectively, and $(198.0) million and $(217.7) million classified as noncurrent assets (liabilities) at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had approximately $72 million of federal and $198 million of state tax net operating loss carryforwards.  The Federal net operating losses were primarily acquired through various acquisitions and are subject to limitation under Internal Revenue Code Section 382.  The net operating loss carryforwards can be used to reduce future taxable income, and expire over varying periods through the year 2029.  A valuation allowance of approximately $3.0 million has been recorded for 2009 for certain net operating loss deferred tax assets because the Company believes it is not more likely than not that these deferred tax assets will be realized before expiration of those net operating losses.

The Company’s current income taxes payable has been increased by tax expense resulting from equity based compensation transactions.  For the year ended December 31, 2009, these expenses were debited to shareholder’s equity and amounted to $8.1 million.  For the year ended December 31, 2008, the Company's current income taxes payable were reduced by tax benefits resulting from equity based transactions.  These benefits were credited to shareholder's equity and amounted to approximately $0.4 million.

The Company adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC Topic 740 “Income Taxes” on January 1, 2007. ASC 740-10 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  For a tax benefit to be recognized, a tax position must be more likely than not to be sustained upon examination by applicable taxing authorities.  The benefit recognized is the amount that has a greater than 50% likelihood of being realized upon final settlement of the tax position.  The change in net assets, because of applying this pronouncement, is considered a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings.  The cumulative effect of implementing ASC 740-10 was an increase of $3.4 million to the beginning balance of retained earnings for the year ended December 31, 2007.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):
	2009	2008	2007
Gross unrecognized tax benefits - beginning balance	$ 51,841	$ 83,482	$ 78,514
Gross increases to tax positions taken in the current period	98,254	25,469	63,517
Gross increases to tax positions taken in prior periods	17,865	14,456	-
Gross decreases to tax positions taken in prior periods	(34,777)	(68,585)	(53,160)
Decreases relating to settlements with tax authorities	-	(874)	-
Decreases due to a lapse of statute of limitations	(4,099)	(2,107)	(5,389)
Gross unrecognized tax benefits - ending balance	$ 129,084	$ 51,841	$ 83,482

The total amount of unrecognized tax benefits, as of December 31, 2009, 2008 and 2007, that if recognized would affect the effective tax rate was $40.4 million, $32.4 million, and $17.1 million, respectively.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

 Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2009, 2008, and 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $6.5 million, $9.6 million, and $10.2 million, respectively. For the years ended December 31, 2009, 2008, and 2007, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $2.8 million, $2.4 million, and $4.5 million, respectively.

The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments.  Tax years 2006-2008 remain open to examination by these tax jurisdictions.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the year ended December 31, 2009, the Internal Revenue Service (“IRS”) completed its examination of the income tax returns of the Company for the years ended December 31, 2005 and 2006. Tax assessed as a result of this examination was not material. During the year ended December 31, 2008, the IRS completed its examination of the income tax returns of First Health Group Corporation ("FHGC") for all years through 2004. Additionally, the Company settled certain income tax examinations with various state and local tax authorities. Tax assessed as a result of these examinations, if any, was not material.  FHGC is also subject to ongoing examinations by certain state tax authorities for pre-acquisition years.  The Company believes that appropriate provisions have been provided for all FHGC open tax years.

J. EMPLOYEE BENEFIT PLANS

Employee Retirement Plans

The Company sponsors one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): the Coventry Health Care, Inc. Retirement Savings Plan (the “Savings Plan”).  All employees of Coventry Health Care, Inc. and employees of its subsidiaries can elect to participate in the Savings Plan.  T. Rowe Price is the custodial trustee of all Savings Plan assets, participant loans and the Coventry Health Care, Inc. common stock in the Savings Plan.

Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants vest immediately in all safe harbor matching contributions.  The Savings Plan permits all participants regardless of service to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing.  All costs of the Savings Plan are funded by the Company and participants as they are incurred.

As a result of corporate acquisitions and transactions, the Company has acquired entities that have sponsored other qualified plans.  All qualified plans sponsored by the acquired subsidiaries of the Company have either terminated or merged with and into the Savings Plan.  The cost of the Savings Plan, including the acquired plans, for 2009, 2008 and 2007 was approximately $30.3 million, $31.5 million, and $21.6 million, respectively.

401(k) Restoration and Deferred Compensation Plan

The Company is the sponsor of a 401(k) Restoration and Deferred Compensation Plan (“RESTORE”). Under RESTORE, participants may defer up to 75% of their base salary and up to 100% of any bonus awarded.  The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years. All costs of RESTORE are funded by the Company as they are incurred.

The cost, principally employer matching contributions, of RESTORE charged to operations for 2009, 2008 and 2007 was $0.9 million, $0.2 million, and $1.8 million, respectively.

Executive Retention Plans

The Company is the sponsor of a deferred compensation plan that is designed to promote the retention of key senior management and to recognize their strategic importance to the Company.  The fixed dollar and stock equivalent allocations charged to operations for these plans were $1.6 million, $1.1 million, and $2.9 million, in 2009, 2008 and 2007, respectively, and the liability for these plans was $1.4 million and $3.6 million at December 31, 2009 and 2008, respectively.

Stock Incentive Plan

For information regarding the Company’s stock-based compensation, please refer to Note H, Stock-Based Compensation, to the notes to the consolidated financial statements.

K. DEBT

The Company’s outstanding debt was as follows at December 31, 2009 and 2008 (in thousands):

	December 31,	December 31,
	2009	2008
5.875% Senior notes due 1/15/12, net of repurchases	$ 233,903	$ 250,000
6.125% Senior notes due 1/15/15, net of repurchases	228,845	250,000
5.95% Senior notes due 3/15/17, net of repurchases and unamortized discount of $1,022 at December 31, 2009	382,213	388,816
6.30% Senior notes due 8/15/14, net of unamortized discount of $1,061 at December 31, 2009	374,037	398,627
Revolving Credit Facility due 7/11/12, 0.79% weighted average interest rate for the period ended December 31, 2009	380,029	615,029
Total Debt	$ 1,599,027	$ 1,902,472

During 2009 the Company repaid a total of $68.9 million principal of outstanding senior notes for payments of $59.9 million, resulting in a gain of $8.4 million. These gains were net of the write off of deferred financing costs. The funds for the repayments were provided by cash from operations.

During 2009 the Company repaid $235 million on its Revolving Credit Facility. The remaining outstanding balance of $380 million will be used to optimize the Company’s liquidity position and for other general corporate purposes.

During November and December 2008, the Company repaid a principal total of $10 million of its outstanding 5.95% Senior Notes due March 15, 2017.

During 2008 the Company drew down $543.5 million from its Revolving Credit Facility and repaid $103.5 million of this amount. The remaining outstanding balance of $615.0 million was used to optimize the Company’s liquidity position during the current uncertain macroeconomic environment and for general corporate purposes. Also, from time to time throughout 2008 the Company drew down amounts as needed and repaid certain amounts on its Revolving Credit Facility for general corporate purposes.

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1. As of December 31, 2009, the Company was in compliance with the applicable covenants and restrictions under its senior notes and credit facility.

Loans under the credit facilities bear interest at a margin or spread in excess of either (1) the one-, two-, three-, six-, nine-, or twelve- month rate for Eurodollar deposits (the “Eurodollar Rate”) or (2) the greater of the federal funds rate plus 0.5% or the base rate of the Administrative Agent (“Base Rate”), as selected by the Company. The margin or spread depends on the Company’s non-credit-enhanced long-term senior unsecured debt ratings and varies from 0.350% to 1.000% for Eurodollar Rate advances and from 0.000% to 0.500% for Base Rate advances.

As of December 31, 2009, the aggregate maturities of debt based on their contractual terms, gross of unamortized discount, are as follows (in thousands):

Year	Amount
2010	$ -
2011	-
2012	613,932
2013	-
2014	375,098
Thereafter	612,080
Total	$ 1,601,110

L. COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, the Company is contractually obligated to make the following minimum lease payments within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2010	$ 33,692	$ (2,032)	$ 31,660
2011	29,684	(1,710)	27,974
2012	24,744	(1,475)	23,269
2013	17,697	(777)	16,920
2014	11,109	(426)	10,683
Thereafter	25,780	(967)	24,813
Total	$ 142,706	$ (7,387)	$ 135,319

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $35.6 million, $40.8 million, and $33.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2009 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations.

The Company has received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

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

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Any Willing Provider Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Any Willing Provider Act since that Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Any Willing Provider Act, that FHGC was exempt from the Act’s notice provision because it contracted directly with the providers, and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC. Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under Louisiana’s Any Willing Provider Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. FHGC has taken an appeal from the entry of that judgment seeking to vacate its entry as invalid as a matter of law and has also taken an appeal from the lower court’s denial of FHGC’s motion to decertify the class. FHGC will file a motion with the federal court for sanctions against the provider plaintiffs and their counsel for violating the injunction issued by the federal district court which barred and enjoined them from pursuing their claims against FHGC in the state court action. The Company believes that FHGC will be successful in its efforts to overturn the partial summary judgment, has accrued an adequate reserve for its potential exposure, and that the actions will not have a material adverse effect on its financial position or the results of operations.

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

On September 3, 2009, a shareholder, who owns less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December, 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. To date, no consolidated and amended complaint has been filed.   The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare PFFS products. The Company will vigorously defend against the allegations in the lawsuit. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. A consolidated complaint has not yet been filed. The Company intends to vigorously defend against the allegations in the consolidated lawsuit, which is expected to be filed shortly. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

There are several lawsuits filed against Vista Health Plan by non-participating providers seeking to be paid their full billed charges for services rendered to Vista's members. Vista reimburses non-participating providers at rates which are usual and customary for similar services in the same geographical area. Based on the various stages of development of these lawsuits, including discussions of settlement, the Company has recognized reserves for estimates of probable loss.  Although it cannot predict the outcome, the Company believes these lawsuits will not have a material adverse effect on its financial position or results of operations.

Capitation Arrangements

A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover all the medical costs provided to the globally capitated members. Under some capitated arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Global capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. In addition to global capitation arrangements, the Company has capitation arrangements for ancillary services, such as mental health care. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that the respective provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation arrangements. Medical costs associated with capitation arrangements made up approximately 2.9%, 4.1%, and 4.9% of the Company’s total medical costs for the years ended December 31, 2009, 2008 and 2007, respectively.

CMS Audits

CMS periodically performs audits and may seek return of premium payments made to the company if risk adjustment factors are not properly supported by medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of HCC revenue subject to audit and anticipated error rates. Although we believe the Company maintains appropriate reserves for its exposure to the RADV audits, actual results could differ materially from those estimates.  Accordingly, CMS audit results could have a material adverse effect on our financial position, results of operations, and cash flows.

M. CONCENTRATIONS OF CREDIT RISK

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

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2009. The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit manager (“PBM”) to manage our pharmacy benefits for our members and to provide rebate administration services on behalf of the Company.  As of December 31, 2009, the Company had pharmacy rebate receivables of $314.9 million due from the PBM resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

N. STATUTORY INFORMATION

The Company’s regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2009, the Company received $121.0 million in dividends from its regulated subsidiaries and paid $293.8 million in capital contributions to these subsidiaries.

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

The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the ”Company Action Level,” which is currently equal to 200% of their RBC. The State of Florida does not currently use RBC methodology in its regulation of HMOs. Some states, in which the Company’s regulated subsidiaries operate, require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2009 and 2008 (in millions, except percentage data).

	2009	2008
	(unaudited)
Regulated capital and surplus	$ 1,643.7	$ 1,309.6
200% of RBC (a,b)	$ 800.5	$ 665.3
Excess capital and surplus above 200% of RBC (a,b)	$ 843.2	$ 644.3
Capital and surplus as percentage of RBC (a,b)	411%	394%
Statutory deposits	$ 75.3	$ 66.5

(a) Unaudited
(b) As mentioned above, the State of Florida does not have a RBC requirement for its regulated HMOs.  Accordingly, the statutory reserve information provided for Vista is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries primarily resulted from net earnings and capital contributions made by the parent company, partially offset by dividends paid to the parent company.

The Company believes that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, the Company had cash and investments of approximately $713.0 million and $549.9 million at December 31, 2009 and 2008, respectively.  The increase resulted from the proceeds received from the disposal of FHSC, earnings from non-regulated businesses, and dividends from the Company’s regulated subsidiaries.  These were partially offset by capital infusions into the Company’s subsidiaries, and payments made for share repurchases.

O. OTHER INCOME, NET

Other income, net for the years ended December 31, 2009, 2008 and 2007 includes interest income, net of fees, of approximately $65.5 million, $104.6 million, and $138.7 million, respectively.  Other income, net also includes gains of $8.4 million and $4.6 million on the repayment of outstanding debt for the years ended December 31, 2009 and 2008, respectively.  For the year ended December 31, 2009, other income, net included a gain on disposal of investments of $11.6 million.  For the year ended December 31, 2008, other income, net included a charge of $33.5 million for the other-than-temporary impairment of investment securities.

P. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. Under the share repurchase program the Company purchased 1.5 million shares of its common stock during 2009 at an aggregate cost of $30.0 million, 7.3 million shares during 2008 at an aggregate cost of $318.0 million, and 7.5 million shares during 2007 at an aggregate cost of $429.0 million. As of December 31, 2009, the total remaining common shares the Company is authorized to repurchase under this program is 5.2 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

Q. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2009 and 2008.  Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Operating revenues	$ 3,532,895	$ 3,498,374	$ 3,444,110	$ 3,428,147
Operating earnings	63,325	102,459	152,762	183,406
Earnings before income taxes	61,061	112,579	150,077	180,838
Income from continuing operations	38,108	67,708	100,439	109,080
Income (loss) from discontinued operations, net of tax	6,060	(49,283)	(29,810)	-
Net earnings	44,168	18,425	70,629	109,080
Basic earnings per share from continuing operations	0.26	0.46	0.68	0.75
Basic earnings (loss) per share from discontinued operations	0.04	(0.33)	(0.20)	-
Total basic earnings per share	0.30	0.13	0.48	0.75
Diluted earnings per share from continuing operations	0.26	0.46	0.68	0.74
Diluted earnings (loss) per share from discontinued operations	0.04	(0.34)	(0.20)	-
Total diluted earnings per share	0.30	0.12	0.48	0.74

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Operating revenues	$ 2,897,024	$ 2,934,740	$ 2,925,721	$ 2,976,742
Operating earnings	189,112	121,385	156,437	118,595
Earnings before income taxes	195,522	129,149	124,010	123,181
Income from continuing operations	122,164	79,512	78,978	81,346
Income from discontinued operations, net of tax	2,865	3,639	6,496	6,895
Net earnings	125,029	83,151	85,474	88,241
Basic earnings per share from continuing operations	0.80	0.53	0.54	0.55
Basic earnings per share from discontinued operations	0.02	0.02	0.04	0.05
Total basic earnings per share	0.82	0.55	0.58	0.60
Diluted earnings per share from continuing operations	0.79	0.52	0.53	0.55
Diluted earnings per share from discontinued operations	0.02	0.02	0.04	0.05
Total diluted earnings per share	0.81	0.55	0.58	0.60

R. RELATED PARTY TRANSACTION

Allen F. Wise, Chief Executive Officer and Director of the Company, owns a majority interest in Health Risk Partners (“HRP”), an organization that has entered into a written contract with the Company to provide various  services relating to the Company’s Medicare line of business.  The contract was negotiated and entered into on an arms-length basis. Two other Directors of the Company own minority interests in HRP.  Specifically, HRP provides operational consulting, data processing, data reporting, and chart review/coding services, premium reconciliation, and hierarchical condition categories (“HCC”) revenue compliance related to the Company’s Medicare business.  For the years ended December 31, 2009 and 2008, the Company incurred expenses of approximately $12.2 million and $1.1 million, respectively, to HRP for services rendered under the contract.  At December 31, 2009 and 2008, the Company had accrued amounts to HRP of approximately $4.6 million and $1.2 million. These amounts are recognized within accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

S. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 26, 2010, the date of issuance of the financial statements.

On February 1, 2010 the Company completed its previously announced acquisition of Preferred Health Systems, Inc. (“PHS”), a commercial health plan based in Wichita, Kansas serving more than 100,000 commercial group risk members and 20,000 commercial self-funded members.

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation.  Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2009, and their opinion is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.

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

In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Coventry Health Care, Inc., and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 26, 2010

Item 9B: Other information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of our Company.”

Item 11: Executive Compensation.

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions, “Executive Compensation,” and “Stock Ownership of Principal Stockholders, Directors and Executive Officers” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Equity Compensation Plan Information

The following table set forth certain information, as of December 31, 2009, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	13,033,213(1)	$ 38.987(2)	6,823,405
Equity compensation plans not approved by stockholders	-	-	-
Total	13,033,213	-	6,823,405

(1)   Includes stock options and restricted stock units convertible into stock under the Company’s Amended and Restated 2004 Incentive Plan, which was approved by the stockholders on May 21, 2009.  Also includes stock options under the Amended and Restated 1998 Stock Incentive Plan, which was approved by the stockholders on June 8, 2000.

(2)   Includes only outstanding stock options and stock units granted under the Amended and Restated 2004 Incentive Plan and the Amended and Restated 1998 Stock Incentive Plan.  Restricted stock awards were issued on the date of grant and are not included.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions, “Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance,” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions, “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV
Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

2. Financial Statement Schedules

Schedule I, Condensed Financial Information of Parent Company

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$344,025	$183,602
Short-term investments	195,071	208,906
Other receivables, net	6,597	18,705
Other current assets	35,556	18,031
Total current assets	581,249	429,244

Long-term investments	28,830	4,804
Property and equipment, net	4,226	6,584
Investment in subsidiaries	4,914,948	5,125,879
Other long-term assets	81,117	109,966
Total assets	$5,610,370	$5,676,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$200,547	$56,479
Total current liabilities	200,547	56,479

Long-term debt	1,599,026	1,902,472
Notes payable to subsidiary	69,235	261,070
Other long-term liabilities	29,008	25,787
Total liabilities	1,897,816	2,245,808

Stockholders' equity:
Common stock, $.01 par value; 570,000 authorized	1,905	1,903
190,462 issued and 147,990 outstanding in 2009
193,318 issued and 148,288 outstanding in 2008
Treasury stock, at cost; 42,472 in 2009; 42,031 in 2008	(1,282,054)	(1,287,662)
Additional paid-in capital	1,750,113	1,748,580
Accumulated other comprehensive income, net	41,406	8,965
Retained earnings	3,201,184	2,958,883
Total stockholders' equity	3,712,554	3,430,669
Total liabilities and stockholders' equity	$5,610,370	$5,676,477

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
Revenues:
Management fees charged to operating subsidiaries	$252,962	$192,359	$128,915

Expenses:
Selling, general and administrative	214,733	133,008	158,635
Depreciation and amortization	2,208	1,034	743
Interest expense	88,250	104,811	97,987
Total expenses	305,191	238,853	257,365

Investment and other income, net	8,456	8,139	12,062

Loss before income taxes and equity in net
earnings of subsidiaries	(43,773)	(38,355)	(116,388)

Benefit for income taxes	16,415	14,076	43,226

Loss before equity in net earnings of
subsidiaries	(27,358)	(24,279)	(73,162)

Equity in net earnings of subsidiaries	269,659	406,174	699,256

Net earnings	$242,301	$381,895	$626,094

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2009	2008	2007
Net cash from operating activities	$114,403	$(28,165)	$(92,037)
Cash flows from investing activities:
Capital expenditures, net	275	(1,472)	(498)
Proceeds from the sales and maturities of investments	308,742	147,764	391,127
Purchases of investments and other	(259,955)	(238,578)	(314,223)
Capital contributions to subsidiaries	(293,750)	(225,199)	(71,892)
Dividends from subsidiaries	635,137	639,050	626,600
Proceeds (payments) for acquisitions, net	10,197	(137,374)	(1,192,601)
Net cash from investing activities	400,646	184,191	(561,487)

Cash flows from financing activities:
Proceeds from issuance of stock	1,224	7,233	52,262
Payments for repurchase of stock	(32,796)	(323,137)	(439,237)
Repayment of debt	(294,930)	(423,872)	(260,500)
Repayment of note to subsidiaries, net	(28,728)	(12,307)	(12,000)
Proceeds from issuance of debt	---	668,409	1,153,280
Excess tax benefit from stock compensation	604	387	31,534
Net cash from financing activities	(354,626)	(83,287)	525,339
Net change in cash and cash equivalents	160,423	72,739	(128,185)
Cash and cash equivalents at beginning of period	183,602	110,863	239,048
Cash and cash equivalents at end of period	$344,025	$183,602	$110,863

See accompanying notes to the condensed financial statements.

COVENTRY HEALTH CARE, INC.
SCHEDULE 1 – PARENT COMPANY ONLY FINANCIAL INFORMATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

Coventry Health Care, Inc. (“Coventry” or the “Company”) parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K.  The accounting policies for the registrant are the same as those described in Note A, Organization and Summary of Significant Accounting Policies, of the notes to the Company’s consolidated financial statements.  The accounts of all subsidiaries are excluded from the parent company financial information.

For information regarding the Company’s debt, commitments and contingencies, and income taxes, refer to the respective notes to the Company’s consolidated financial statements.

B.      SUBSIDIARY TRANSACTIONS

Through intercompany service agreements approved, if required, by state regulatory authorities, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries.

During 2009, 2008 and 2007 we received $121.0 million, $332.1 million, and $421.6 million in dividends from our regulated subsidiaries, respectively, and infused $293.8 million, $225.2 million, and $71.9 million in capital contributions into our regulated subsidiaries, respectively.

During 2009 a subsidiary of the parent company merged into the parent company which effectively cancelled the note receivable/payable between the companies of $156.5 million at December 31, 2009.

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

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3. to Coventry's Current Report on Form 8-K filed on March 10, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2
Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.3
Form of Note for the 2012 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.4
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

4.9	Officer’s Certificate pursuant to the Indenture dated March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.10
Global Note for the 2017 Notes, dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.11
First Supplemental Indenture dated as of August 27, 2007 among Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.12		Officer’s Certificate pursuant to the Indenture dated August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed August 27, 2007).

4.13
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
Separation of Employment Agreement and General Release dated May 4, 2009 by and between Dale B. Wolf and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed May 7, 2009).

10.4	*
Employment Agreement between Coventry Health Care, Inc. and Shawn M. Guertin, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.5		Separation and Consulting Agreement dated November 16, 2009 by and between Shawn M. Guertin (Incorporated by reference to Coventry’s Current Report on Form 8-K dated November 20, 2009).

10.6	*
Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, dated as of April 30, 2009, effective as of January 26, 2009 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.7	*	Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, dated as of May 17, 2009, effective as of February 2, 2009.

10.8	*
Employment Agreement between Coventry Health Care, Inc. and Francis S. Soistman, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.9	*
Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.10	*
Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 15, 1999).

10.11	*	Summary of 2010 Executive Management Incentive Plan.

10.12	*	2010 Executive Management Incentive Plan

10.13	*	Compensation Program for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.14	*
Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.15	*	Summary of Non-Employee Directors’ Compensation.

10.16	*
Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.17	*	Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan (Incorporated by reference to Appendix A to Coventry's Definitive Proxy Statement filed on April 10, 2009).

10.18	*
Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.19	*
Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.20	*
Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.21	*
Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.22	*
Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.23	*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.24	*	Form of Restrictive Covenants Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.25	*
Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.26	*
Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.27	*
Form of Coventry Health Care, Inc. Performance Stock Units Agreement (Incorporated by reference to Exhibit 10.3 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.28	*	2006 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K filed on May 25, 2006).

10.29	*
Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.30	*
Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.31	*
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

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP.

31.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.

Ü   Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 26, 2010	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer
and Director

Date:	February 26, 2010	By: /s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer
and Treasurer

Date:	February 26, 2010	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title (Principal Function)	Date

	By: /s/ Allen F. Wise	Chief Executive Officer and Director	February 26, 2010
Allen F. Wise

	By: /s/ Joel Ackerman	Director	February 26, 2010
Joel Ackerman

	By: /s/ L. Dale Crandall	Director	February 26, 2010
L. Dale Crandall

	By: /s/ Lawrence N. Kugelman	Director	February 26, 2010
Lawrence N. Kugelman

	By: /s/ Daniel N. Mendelson	Director	February 26, 2010
Daniel N. Mendelson

	By: /s/ Rodman W. Moorhead, III	Director	February 26, 2010
Rodman W. Moorhead, III

	By: /s/ Michael A. Stocker, M.D.	Director	February 26, 2010
Michael A. Stocker, M.D.

	By: /s/ Elizabeth E. Tallett	Director	February 26, 2010
Elizabeth E. Tallett

	By: /s/ Timothy T. Weglicki	Director	February 26, 2010
Timothy T. Weglicki

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.15	Summary of Non-Employee Directors’ Compensation.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.

Note: This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.