Form 10-K/A
period 2009-12-31
COVENTRY HEALTH CARE INC
filed 2010-03-12
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
Amendment No. 1
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXPLANATORY NOTE
     This Form 10-K/A (this “Amendment”) includes an amended and restated Exhibit Index to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and includes Exhibits 10.7, 10.11 and 10.12 to such report, correcting inadvertent omissions with respect to the initial filing. This Amendment does not reflect any events occurring after such initial filing date or otherwise modify or update any of the information contained therein in any way. Accordingly, this Amendment should be read in conjunction with the annual report on Form 10-K filed by the Registrant on February 26, 2010.
PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
     (a) The following documents are filed as part of this Amendment:
     (1) Amended and Restated Exhibit Index
     (2) Exhibits

Exhibit No.	Description of Exhibit
10.7	Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, dated as of May 17, 2009, effective as of February 2, 2009.

10.11	Summary of 2010 Executive Management Incentive Plan.

10.12	2010 Executive Management Incentive Plan.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2010	COVENTRY HEALTH CARE, INC. (Registrant)
/s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer and Treasurer

AMENDED AND RESTATED EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Membership Interest Purchase Agreement among Steven M. Scott and Rebecca J. Scott, as tenants by the entirety, Rebecca J. Scott FHPA Trust, Florida Health Plan Administrators, LLC and Coventry Health Care, Inc, dated as of July 6, 2007 (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K filed July 12, 2007).

3.1	Restated Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3. to Coventry’s Current Report on Form 8-K filed on March 10, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2	Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.3	Form of Note for the 2012 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.4	Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.5	Form of Note for the 2015 Notes issued pursuant to the Indenture dated as of January 28, 2005 between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.6	Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.7	Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.8	Indenture dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K, filed on March 20, 2007).

4.9	Officer’s Certificate pursuant to the Indenture dated March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.10	Global Note for the 2017 Notes, dated as of March 20, 2007 between Coventry Health Care, Inc., as Issuer and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.11	First Supplemental Indenture dated as of August 27, 2007 among Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.12	Officer’s Certificate pursuant to the Indenture dated August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.13	Global Note for the 2014 Notes, dated as of August 27, 2007 between Coventry Health Care, Inc., as Issuer and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

10.1	Amended and Restated Credit Agreement dated July 11, 2007, by and among Coventry Health Care, Inc., as borrower, with several banks and other financial institutions or entities from time to time parties thereto, Citibank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., Lehman Brothers Commercial Bank, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on July 17, 2007).

Exhibit No.	Description of Exhibit
10.2*	Employment Agreement between Coventry Health Care, Inc. and Dale B. Wolf, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.3*	Separation of Employment Agreement and General Release dated May 4, 2009 by and between Dale B. Wolf and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.4*	Employment Agreement between Coventry Health Care, Inc. and Shawn M. Guertin, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.5*	Separation and Consulting Agreement dated November 16, 2009 by and between Shawn M. Guertin (Incorporated by reference to Coventry’s Current Report on Form 8-K filed on November 20, 2009).

10.6*	Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, dated as of April 30, 2009, effective as of January 26, 2009 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.7*	Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, dated as of May 17, 2009, effective as of February 2, 2009.

10.8*	Employment Agreement between Coventry Health Care, Inc. and Francis S. Soistman, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.9*	Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.10*	Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 15, 1999).

10.11*	Summary of 2010 Executive Management Incentive Plan.

10.12*	2010 Executive Management Incentive Plan.

10.13*	Compensation Program for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.14*	Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.15*	Summary of Non-Employee Directors’ Compensation.

10.16*	Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.17*	Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan (Incorporated by reference to Appendix A to Coventry’s Definitive Proxy Statement filed on April 10, 2009).

10.18*	Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.19*	Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.20*	Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.19 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.21*	Form of Amendment to Coventry Health Care, Inc. Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.22*	Form of Coventry Health Care, Inc. Performance-Based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

Exhibit No.	Description of Exhibit
10.23*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.24*	Form of Restrictive Covenants Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.25*	Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.26*	Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.27*	Form of Coventry Health Care, Inc. Performance Stock Units Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 6, 2009, which such form superseded and replaced the prior such form filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.28*	2006 Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 25, 2006).

10.29*	Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.30*	Second Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005).

10.31*	Third Amendment to Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as the 401(k) Restoration and Deferred Compensation Plan), effective as of December 1, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007).

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005 and November 1, 2006 (incorporated by reference to Exhibit 14 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.

*	Indicates management compensatory plan, contract or arrangement.

Reg. S-K: Item 601
Note: This index lists the exhibits included in this Form 10-K/A and the Registrant’s Form 10-K filed on February 26, 2010. A complete list of exhibits can be found immediately above.

Exhibit No.	Description of Exhibit
10.7	Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, dated as of May 17, 2009, effective as of February 2, 2009.

10.11	Summary of 2010 Executive Management Incentive Plan.

10.12	2010 Executive Management Incentive Plan.

10.15	Summary of Non-Employee Director’s Compensation.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.