Form 10-Q
period 2010-03-31
COVENTRY HEALTH CARE INC
filed 2010-05-06
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock $.01 Par Value	147,938,822

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,370,243	$1,418,554
Short-term investments	6,000	442,106
Accounts receivable, net	264,334	258,993
Other receivables, net	502,535	496,059
Other current assets	232,732	234,446
Total current assets	2,375,844	2,850,158

Long-term investments	2,297,901	1,994,987
Property and equipment, net	266,027	271,931
Goodwill	2,551,884	2,529,284
Other intangible assets, net	464,906	471,693
Other long-term assets	33,526	48,479
Total assets	$7,990,088	$8,166,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,417,027	$1,605,407
Accounts payable and other accrued liabilities	606,479	682,171
Deferred revenue	126,781	110,855
Total current liabilities	2,150,287	2,398,433

Long-term debt	1,599,119	1,599,027
Other long-term liabilities	421,571	456,518
Total liabilities	4,170,977	4,453,978

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,905	1,905
190,490 issued and 147,961 outstanding in 2010
190,462 issued and 147,990 outstanding in 2009
Treasury stock, at cost; 42,529 in 2010; 42,472 in 2009	(1,283,500)	(1,282,054)
Additional paid-in capital	1,761,925	1,750,113
Accumulated other comprehensive income, net	40,272	41,406
Retained earnings	3,298,509	3,201,184
Total stockholders’ equity	3,819,111	3,712,554
Total liabilities and stockholders’ equity	$7,990,088	$8,166,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2010	2009
Operating revenues:
Managed care premiums	$2,570,575	$3,240,812
Management services	288,403	292,083
Total operating revenues	2,858,978	3,532,895

Operating expenses:
Medical costs	2,114,343	2,832,997
Cost of sales	59,145	57,876
Selling, general and administrative	494,905	544,020
Depreciation and amortization	35,519	34,677
Total operating expenses	2,703,912	3,469,570

Operating earnings	155,066	63,325

Interest expense	20,130	22,131
Other income, net	20,287	19,867

Earnings before income taxes	155,223	61,061

Provision for income taxes	57,898	22,953

Income from continuing operations	97,325	38,108

Income from discontinued operations, net of tax	-	6,060

Net earnings	$97,325	$44,168

Net earnings per share:
Basic earnings per share from continuing operations	$0.67	$0.26
Basic earnings per share from discontinued operations	-	0.04
Total basic earnings per share	$0.67	$0.30

Diluted earnings per share from continuing operations	$0.66	$0.26
Diluted earnings per share from discontinued operations	-	0.04
Total diluted earnings per share	$0.66	$0.30

Weighted average common shares outstanding:
Basic	145,782	146,847
Effect of dilutive options and restricted stock	1,499	456
Diluted	147,281	147,303

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$97,325	$44,168
Adjustments to earnings:
Depreciation and amortization	35,519	35,653
Amortization of stock compensation	10,515	13,484
Changes in assets and liabilities:
Accounts receivable, net	3,599	9,950
Medical liabilities	(231,146)	242,131
Accounts payable and other accrued liabilities	(104,960)	40,393
Deferred revenue	12,301	17,148
Other operating activities	(10,076)	(44,698)
Net cash from operating activities	(186,923)	358,229

Cash flows from investing activities:
Capital expenditures, net	(12,481)	(12,549)
Proceeds from sales of investments	198,397	113,095
Proceeds from maturities of investments	457,262	145,024
Purchases of investments	(437,510)	(151,639)
(Payments) for / proceeds from acquisitions, net of cash acquired	(66,894)	9,719
Net cash from investing activities	138,774	103,650

Cash flows from financing activities:
Proceeds from issuance of stock	380	117
Payments for repurchase of stock	(1,279)	(85)
Excess tax benefit from stock compensation	737	67
Net cash from financing activities	(162)	99

Net change in cash and cash equivalents	(48,311)	461,978
Cash and cash equivalents at beginning of period	1,418,554	1,123,114
Cash and cash equivalents at end of period	$1,370,243	$1,585,092

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.BASIS OF PRESENTATION

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2009. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year end balance sheet data included in this report was derived from audited financial statements.

B.   NEW ACCOUNTING STANDARDS

In January 2010, Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements” was issued.  ASU 2010-06 requires the disclosure of additional information about transfers in and out of Level 1 and Level 2 of the fair value hierarchy, requires the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3), and requires expanded disclosures regarding the determination of fair value measurements. The Company adopted the new disclosure provisions for the quarter ended March 31, 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required  for the Company beginning with the filing of its quarterly filing on Form 10-Q for the quarter ended March 31, 2011.  The adoption of ASU 2010-06 did not affect the Company’s disclosures for the quarter ended March 31, 2010.

C.SEGMENT INFORMATION

The Company has the following three reportable segments:  Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation.  Each of these reportable segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan risk businesses and products.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services business. The Company did not renew its Medicare Advantage Private Fee-for-Service (“PFFS”) products effective for the 2010 plan year. Prior to the non-renewal PFFS was part of this Division.

The Specialized Managed Care Division is comprised of the Company’s Medicare Part D program, its network rental business (“Network Rental”) and its mental-behavioral health benefits business.  As discussed in Note E, Discontinued Operations, to the condensed consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business, First Health Services Corporation (“FHSC”).  FHSC operations have been excluded from the results of continuing operations.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses, which provides fee-based, managed care services such as access to our provider networks, pharmacy benefit management, and care management to underwriters and administrators of workers’ compensation insurance.

The tables below summarize the results from continuing operations of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources.  A reconciliation of gross margin to operating earnings at a consolidated level for continuing operations is also provided.  Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker.  The dollar amounts in the segment tables are presented in thousands.

	Quarter Ended March 31, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,090,584	$498,914	$-	$(18,923)	$2,570,575
Management services	82,957	23,499	184,405	(2,458)	288,403
Total operating revenues	2,173,541	522,413	184,405	(21,381)	2,858,978
Medical costs	1,661,041	472,225	-	(18,923)	2,114,343
Cost of sales	-	-	59,145	-	59,145
Gross margin	$512,500	$50,188	$125,260	$(2,458)	$685,490

Selling, general and administrative					494,905
Depreciation and amortization					35,519
Operating earnings					$155,066

	Quarter Ended March 31, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,749,649	$508,080	$-	$(16,917)	$3,240,812
Management services	83,810	23,259	187,634	(2,620)	292,083
Total operating revenues	2,833,459	531,339	187,634	(19,537)	3,532,895
Medical costs	2,341,823	508,069	-	(16,895)	2,832,997
Cost of sales	-	-	57,876	-	57,876
Gross margin	$491,636	$23,270	$129,758	$(2,642)	$642,022

Selling, general and administrative					544,020
Depreciation and amortization					34,677
Operating earnings					$63,325

D.ACQUISITIONS

On February 1, 2010 the Company completed its acquisition of Preferred Health Systems, Inc. (“PHS”) in an all-cash transaction for approximately $84.6 million, including excess statutory and working capital.  PHS is a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthens Coventry’s presence in the Kansas market and its overall health plan footprint. The acquisition was accounted for using the purchase method of accounting and accordingly, PHS' operating results have been included in the Company's consolidated financial statements since the date of acquisition.  As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At March 31, 2010, the liability was not significant.

E.   DISCONTINUED OPERATIONS

During 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations,” FHSC’s operations for the prior year quarter ended March 31, 2009 are presented as income from discontinued operations, net of tax in the Company’s consolidated statements of operations.  The following table presents select FHSC discontinued operations information (in thousands):

	Quarters Ended March 31,
	2010	2009
FHSC revenues	$-	$40,694

Income from discontinued operations, before taxes	-	9,607
Provision for taxes on discontinued operations	-	3,547
Income from discontinued operations, net of tax	$-	$6,060

F.DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

5.875% Senior notes due 1/15/12	$233,903	$233,903
6.125% Senior notes due 1/15/15	228,845	228,845
5.95% Senior notes due 3/15/17, net of unamortized discount
of $987 at March 31, 2010	382,248	382,213
6.30% Senior notes due 8/15/14, net of unamortized discount
of $1,003 at March 31, 2010	374,094	374,037
Revolving Credit Facility due 7/11/12, 0.79% weighted
average interest rate for the period ended March 31, 2010	380,029	380,029
Total Debt	$1,599,119	$1,599,027

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1.  As of March 31, 2010, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

G.CONTINGENCIES

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

First Health Group Corp, Inc. (“FHGC”), a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers Compensation Fee Schedule. For this reason, workers compensation insurers and third party administrators (“TPAs”) for employers who self-insure workers compensation benefits, contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Any Willing Provider Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Any Willing Provider Act since that Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Any Willing Provider Act, that FHGC was exempt from the Act’s notice provision because it contracted directly with the providers, and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC. Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under Louisiana’s Any Willing Provider Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. In the unlikely event that the judgment is affirmed, class counsel would likely claim prejudgment interest and attorneys fees in addition to the $262 million judgment, for a total maximum exposure of approximately $350 million.  FHGC has taken an appeal to vacate/overturn the judgment and has also taken an appeal from the lower court’s denial of FHGC’s motion to decertify the class. FHGC has also filed a motion with the federal court to enforce the federal court’s prior judgments and for sanctions against the provider plaintiffs for violating those judgments which barred and enjoined them from pursuing their claims against FHGC in the state courts. That motion also seeks to enjoin the state courts from proceeding in order to protect and effectuate the federal court’s judgments. An affirmance of the partial judgment by the appeals court will have a material adverse effect on the Company’s financial results of operations; however, the Company believes that FHGC should prevail on its legal efforts to overturn and/or enjoin enforcement of the partial judgment.

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

On September 3, 2009, a shareholder, who owns less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. The court has approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint by May 21, 2010. The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its PFFS products. The Company will vigorously defend against the allegations in the lawsuit. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009.  The plaintiffs must file a consolidated amended complaint on or before June 21, 2010. The Company intends to vigorously defend against the allegations in the consolidated lawsuit, which is expected to be filed shortly. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

H.COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2010	2009
Net earnings	$97,325	$44,168
Other comprehensive (loss) income:
Unrealized holding gains	1,997	21,827
Reclassification adjustments, net	(3,858)	(2,452)
Other comprehensive (loss) income, before income taxes	(1,861)	19,375
Income tax benefit (loss)	727	(7,556)
Other comprehensive (loss) income, net of income taxes	(1,134)	11,819
Comprehensive income	$96,191	$55,987

The Company’s unrealized holding gains on its investment portfolio decreased during the quarter ended March 31, 2010 primarily due to high market and interest rate volatility during the prior year quarter.

I.INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company considers all of its investments as available-for-sale securities and accordingly records unrealized gains and losses within accumulated other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss, and estimated fair value of short-term and long-term investments by security type were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of March 31, 2010
State and municipal bonds	$922,063	$33,381	$(1,902)	$953,542
US Treasury securities	128,850	2,858	(16)	131,692
Government-sponsored enterprise securities (1)	354,499	5,150	(204)	359,445
Residential mortgage-backed securities (2)	286,634	10,088	(784)	295,938
Commercial mortgage-backed securities	25,647	812	(80)	26,379
Asset-backed securities (3)	45,136	5,071	(573)	49,634
Corporate debt and other securities	433,124	12,912	(689)	445,347
	$2,195,953	$70,272	$(4,248)	$2,261,977
Equity investments (4)				41,924
				$2,303,901

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2009
State and municipal bonds	$863,561	$37,392	$(1,371)	$899,582
US Treasury securities	566,057	2,572	(32)	568,597
Government-sponsored enterprise securities (1)	231,645	4,225	(330)	235,540
Residential mortgage-backed securities (2)	229,665	10,581	(932)	239,314
Commercial mortgage-backed securities	26,891	344	(507)	26,728
Asset-backed securities (3)	48,434	4,441	(1,170)	51,705
Corporate debt and other securities	357,594	12,373	(1,091)	368,876
	$2,323,847	$71,928	$(5,433)	$2,390,342
Equity investments (4)				46,751
				$2,437,093
(1) Includes FDIC insured Temporary Liquidity Guarantee Program securities.
(2) Agency pass-through, with the timely payment of principal and interest guaranteed.
(3) Includes auto loans, credit card debt, and rate reduction bonds.
(4) Includes investments in entities accounted for using the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$174,604	$176,189	$612,960	$616,177
1 to 5 years	921,468	950,394	753,697	780,908
5 to 10 years	504,742	524,425	440,552	459,092
Over 10 years	595,139	610,969	516,638	534,165
Total	$2,195,953	$2,261,977	$2,323,847	$2,390,342

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the over 10 year category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $5.6 million were realized on investment sales for the quarter ended March 31, 2010. This compares to gross investment gains of $2.5 million that were realized on sales for the quarter ended March 31, 2009.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations.

The following table presents the Company’s investments’ gross unrealized losses and estimated fair value, at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At March 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	$117,449	$(1,449)	$9,241	$(453)	$126,690	$(1,902)
US Treasury securities	6,111	(16)	-	-	6,111	(16)
Government sponsored enterprises	59,595	(204)	-	-	59,595	(204)
Residential mortgage-backed securities	67,423	(629)	9,045	(155)	76,468	(784)
Commercial mortgage-backed securities	-	-	3,482	(80)	3,482	(80)
Asset-backed securities	-	-	2,735	(573)	2,735	(573)
Corporate debt and other securities	89,622	(689)	-	-	89,622	(689)
Total	$340,200	$(2,987)	$24,503	$(1,261)	$364,703	$(4,248)

At December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	$49,963	$(833)	$12,898	$(538)	$62,861	$(1,371)
US Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$254,000	$(2,948)	$30,391	$(2,485)	$284,391	$(5,433)

The unrealized losses presented in these tables do not meet the criteria for treatment as an other-than-temporary impairment.   The Company has not decided to sell and it is not more-likely-than not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that other-than-temporary impairments may be recorded in future periods.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value and requires a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value based on the quality and reliability of the inputs or assumptions used in fair value measurements.  These tiers include: Level 1 – defined as observable inputs such as quoted prices in active markets; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The following tables present the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,370,243	$356,934	$1,013,309	$-
State and municipal bonds	953,542	-	953,542	-
US Treasury securities	131,692	131,692	-	-
Government-sponsored enterprise securities	359,445	-	359,445	-
Residential mortgage-backed securities	295,938	-	293,819	2,119
Commercial mortgage-backed securities	26,379	-	26,379	-
Asset-backed securities	49,634	-	44,629	5,005
Corporate debt and other securities	445,347	-	437,995	7,352
Total	$3,632,220	$488,626	$3,129,118	$14,476

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,418,554	$398,073	$1,020,481	$-
State and municipal bonds	899,582	-	899,582	-
US Treasury securities	568,597	568,597	-	-
Government-sponsored enterprise securities	235,540	-	235,540	-
Residential mortgage-backed securities	239,314	-	236,214	3,100
Commercial mortgage-backed securities	26,728	-	26,728	-
Asset-backed securities	51,705	-	47,267	4,438
Corporate debt and other securities	368,876	-	360,250	8,626
Total	$3,808,896	$966,670	$2,826,062	$16,164

The following tables provide a summary of the changes in the estimated fair value of the Company’s Level 3 financial assets for the quarters ended March 31, 2010 and 2009 (in thousands):

Quarter Ended March 31, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$-	$3,100	$4,438	$8,626
Transfers to (from) Level 3	-	-	(470)	470	-
Total gains or losses (realized / unrealized)	-	-	-	-	-
Included in earnings	2,154	-	159	162	1,833
Included in other comprehensive income	(1,759)	-	(454)	134	(1,439)
Purchases, issuances and settlements	(2,083)	-	(216)	(199)	(1,668)
Ending Balance, March 31, 2010	$14,476	$-	$2,119	$5,005	$7,352

Quarter Ended March 31, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2009	$23,155	$7,980	$-	$2,250	$12,925
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)	-	-	-	-	-
Included in earnings	2,451	-	526	298	1,627
Included in other comprehensive income	(40)	-	-	-	(40)
Purchases, issuances and settlements	(3,788)	-	(526)	(342)	(2,920)
Ending Balance, March 31, 2009	$21,778	$7,980	$-	$2,206	$11,592

J.STOCK-BASED COMPENSATION

Performance Share Units

During the quarter ended March 31, 2010, the Company granted performance share units (“PSUs”) pursuant to its Amended and Restated 2004 Stock Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over periods through 2011.  All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company. The liability on the Company’s books at March 31, 2010 and December 31, 2009 was $6.1 million and $13.8 million, respectively. During the quarter ended March 31, 2010, the Company recorded compensation expense related to the PSUs of approximately $3.2 million and paid out $10.9 million for PSUs that vested December 31, 2009.  No compensation expense was recorded for the quarter ended March 31, 2009 as the PSUs were first awarded during the second quarter of 2009.

The following table summarizes PSU activity for the three months ended March 31, 2010 (in thousands):

Units

Outstanding, January 1, 2010	368
Granted	300
Vested	-
Cancelled/Forfeited	-
Outstanding, March 31, 2010	668

K.OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 9.5 million and 12.3 million shares for the quarters ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $17.3 million and $18.4 million for the quarters ended March 31, 2010 and 2009, respectively.

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2009, as may be updated from time to time in our quarterly reports on Form 10-Q.  Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10–Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2010 and 2009. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10–K for the year ended December 31, 2009, including the critical accounting policies discussed therein.

Summary of First Quarter 2010 Performance

•	Net earnings of $97.3 million.
•	Non-renewal of the Medicare Advantage Private Fee-for-Service (“PFFS”) product.
•	Diluted earnings per share were $0.66.
•	Cash flow from operations was an outflow of $186.9 million due to the run out of the PFFS product.
•	Operating earnings as a percentage of revenues was 5.4% up from 1.8% in the prior year quarter.

New Accounting Standards

For this information, refer to Note B, New Accounting Standards, to the condensed consolidated financial statements.

Membership

The following table presents our membership (in thousands):

	As of March 31,
Membership by Product	2010	2009
Health Plan Commercial Risk	1,501	1,501
Health Plan Commercial ASO	663	702
Medicare Advantage CCP	190	176
Medicaid Risk	406	375
Health Plan Total	2,760	2,754

Medicare Advantage PFFS	-	318
Other National Risk	-	21
Other National ASO	482	575
Total Medical Membership	3,242	3,668

Medicare Part D	1,600	1,501

Total Membership	4,842	5,169

Total Health Plan membership increased 6,000 from the prior year quarter primarily due to an increase in Commercial membership from the acquisition of Preferred Health Systems, Inc. (“PHS”), an increase in Medicare Coordinated Care Product (“Medicare CCP”) membership due to the successful annual election period and open enrollment period for 2010, and an increase in Medicaid Risk membership primarily due to higher unemployment as a result of the economy.  These increases were partially offset by Commercial Risk and ASO membership losses seen throughout 2009 driven by macroeconomic employment pressures as well as group terminations outpacing new sales.

The decrease in PFFS membership of 318,000 is due to our decision not to renew our PFFS product for the 2010 plan year.  Other National ASO membership decreased 93,000 members primarily due to the attrition of membership associated with our loss of National Accounts business compared to 2009.

The increase in Medicare Part D membership of 99,000 is primarily the result of mid-year enrollments in 2009 and our successful open enrollment period for 2010.

Results of Continuing Operations

As discussed in Note E, Discontinued Operations, to the condensed consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business First Health Services Corporation (“FHSC”) and therefore its 2009 operations are classified as discontinued on the Company’s consolidated statements of operations and excluded from the information below.  Accordingly, the information and discussion below relates to the Company’s results from continuing operations.

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters ended March 31, 2010 and 2009 (dollars in thousands, except diluted earnings per share amounts):

Consolidated Results from Continuing Operations

	Quarters Ended March 31,		Increase
	2010	2009	(Decrease)
Total operating revenues	$2,858,978	$3,532,895	(19.1%)
Operating earnings	$155,066	$63,325	144.9%
Operating earnings as a percentage of revenues	5.4%	1.8%	3.6%
Income from continuing operations	$97,325	$38,108	155.4%
Selling, general and administrative as a percentage of revenue	17.3%	15.4%	1.9%

Comparison of Quarters Ended March 31, 2010 and 2009

Managed care premium revenue decreased from the prior year quarter as a result of our exit from the PFFS product line effective January 1, 2010.  The exit from the PFFS product line accounted for a decline of $685.8 million.  Partially offsetting this decrease is an increase in revenue from Medicare CCP which is due to an increase in membership.

Management services revenue decreased slightly from the prior year quarter primarily due to slightly lower claims volume in the Workers’ Compensation division.

Medical costs decreased from the prior year quarter as a result of not renewing the PFFS product line and as a result of the favorable IBNR reserve development we experienced for the PFFS product in the current year quarter.  This decrease was partially offset by an increase in Medicare CCP medical costs which was primarily a result of membership growth as discussed above. Total medical costs as a percentage of premium revenue (“medical loss ratio,” or “MLR”) decreased 5.1% over the prior year quarter, from 87.4% to 82.3% as a result of the change in the mix of business resulting from the exit from the PFFS product which had a higher MLR, as well as due to a decline in the MLR for both the Commercial and Medicare Part D products.

Selling, general and administrative expense decreased from the prior year quarter due to lower salaries and benefits costs and decreased broker commissions. The salaries and benefits cost decreases resulted from a reduction of full-time employees over the prior year quarter primarily associated with the exit from the PFFS product but also due to general headcount reductions throughout the last twelve months.  Salaries and benefits also declined as a result of executive severance accruals that occurred during the prior year quarter that did not occur in the current year quarter.  Broker commissions declined primarily as a result of the exit from the PFFS product.   Although lower in absolute terms, selling, general and administrative expense as a percentage of revenue increased as a result of the large decrease in operating revenues in the current year quarter associated with the exit from the PFFS product which has a high premium rate.

Interest expense decreased due to the lower average loan balance during the current year quarter.  During the second and third quarters of 2009, we repaid a portion of the outstanding balance on our revolving credit facility and a portion of our outstanding long-term debt.

The effective tax rate decreased to 37.3%, as compared to 37.5% for the prior year quarter, due to the resolution of various tax uncertainties, partially offset by anticipated effects of health care reform legislation.

Segment Results from Continuing Operations

	Quarters Ended March 31,		Increase
	2010	2009	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$1,317,221	$1,327,221	$(10,000)
Commercial Management Services	82,957	83,810	(853)
Medicare Advantage	507,592	1,161,590	(653,998)
Medicaid Risk	265,771	260,838	4,933
Health Plan and Medical Services	2,173,541	2,833,459	(659,918)
Medicare Part D	473,809	484,123	(10,314)
Other Premiums	25,105	23,957	1,148
Other Management Services	23,499	23,259	240
Specialized Managed Care	522,413	531,339	(8,926)
Workers’ Compensation	184,405	187,634	(3,229)
Other/Eliminations	(21,381)	(19,537)	(1,844)
Total Operating Revenues	$2,858,978	$3,532,895	$(673,917)

Gross Margin (in thousands)

Health Plan and Medical Services	$512,500	$491,636	$20,864
Specialized Managed Care	50,188	23,270	26,918
Workers’ Compensation	125,260	129,758	(4,498)
Other/Eliminations	(2,458)	(2,642)	184
Total	$685,490	$642,022	$43,468

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health plan commercial risk	$312.05	$296.36	5.3%
Medicare Advantage (1) (2)	$885.26	$860.46	2.9%
Medicare Part D (3)	$88.05	$84.35	4.4%
Medicaid risk	$218.76	$231.93	(5.7%)

Medical Loss Ratios:
Health plan commercial risk	80.2%	80.9%	(0.7%)
Medicare Advantage (2)	85.7%	90.5%	(4.8%)
Medicare Part D	95.3%	101.8%	(6.5%)
Medicaid risk	84.0%	88.3%	(4.3%)
Total	82.3%	87.4%	(5.1%)

(1) Revenue per member per month excludes the impact of revenue ceded to external parties.
(2) Beginning Q1 2010 excludes the PFFS product, which was terminated effective January 1, 2010.
(3) Revenue per member per month excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters Ended March 31, 2010 and 2009

Health Plan and Medical Services revenue decreased over the prior year quarter primarily due to our exit from the PFFS product line.  Partially offsetting this decline was an increase in Medicare CCP revenue which was attributable to the increase in membership associated with this product.  The Medicare Advantage premium per member per month has increased as a result of the exit from the PFFS product which had a lower premium rate than the Medicare CCP product.  The PFFS premium rate was lower than the Medicare CCP premium rate since it typically did not include a pharmacy benefit.  The commercial risk premium revenue was largely consistent with the prior year quarter.  Although there was a decline in Commercial Risk membership in 2010 compared to 2009, there was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  Medicaid premium per member per month decreased as a result of a change in program benefit changes in Missouri, our largest Medicaid market.  Effective October 1, 2009, the pharmacy benefit was carved out of the program and thus no longer included in the Missouri Medicaid rate payment.  Offsetting the decline in Medicaid revenue associated with the lower rates was an increase in membership across our various markets.

Gross margin increased from the prior year quarter primarily due to the improved medical loss ratios for the Health Plan Commercial risk and Medicaid risk products. The commercial risk medical loss ratio decreased from the prior year quarter primarily due to the lower than expected effect from the flu season.  Also affecting the MLR decline are benefit plan design changes that include increased deductibles which recognize a greater portion of costs in the latter part of the benefit plan year.  The Medicaid medical loss ratio decreased primarily due to lower flu costs and better management of patient care, primarily inpatient expenses.  Additionally, we experienced favorable IBNR reserve development for the PFFS product in the current year quarter, and therefore, when comparing to the prior year quarter, the gross margin produced by the PFFS product was essentially unchanged.

Specialized Managed Care Division

Quarters Ended March 31, 2010 and 2009

Specialized Managed Care revenue declined slightly from the prior year quarter due to a decline in Medicare Part D revenue.  Medicare Part D revenue has declined due to lower risk sharing revenue in 2010 compared to 2009 as a result of a change in benefit plan design in 2010.  The decline in Medicare Part D revenue is partially offset by an increase in membership compared to the prior year period.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $98.97 in 2010 compared to $108.15 in 2009.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for the period ending March 31, 2010 increased to $88.05 compared to $84.35 in 2009, primarily due to pharmacy cost trend.

When reviewing the premium per member per month for our Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk share amounts is useful to understand the results of the Medicare Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

The increase in gross margin for the three months ended March 31, 2010, was driven by the improved MLR for the Medicare Part D product in 2010 compared to 2009.  Due to the Medicare Part D program design, losses are experienced on this business at the beginning of a benefit year.  As in previous years, we expect our Medicare Part D business to be profitable on a full year basis.  The improvement in MLR for the three months ended March 31, 2010 is a result of a change in benefit plan design in 2010 that includes new deductibles, and increased deductibles, which recognize a greater portion of costs in the latter part of the benefit plan year.

Workers’ Compensation Division

Quarters Ended March 31, 2010 and 2009

Revenue in the Workers’ Compensation division decreased slightly from the prior year quarter primarily due to a modest decline in volume for the clinical and network programs partially offset by the slight growth of our pharmacy benefit management program.

Workers’ Compensation gross margin decreased from the prior year quarter due to declines in the clinical and network program volumes, which are higher margin products, partially offset by revenue increases attributable to our pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.5 years as of March 31, 2010. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $77.1 million at March 31, 2010 and $75.3 million at December 31, 2009 that are restricted under state regulations, decreased $183.3 million to $3.6 billion at March 31, 2010, from $3.8 billion at December 31, 2009.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note I, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business. For instance, due to the non-renewal of our PFFS product, we have been paying medical claims in 2010 without the benefit of premium collections for this product.  Consequently, this has had a negative effect on cash flows in our regulated subsidiaries.  Despite this, we have ample current liquidity as a result of planning for the non-renewal of the PFFS product.  Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, and other reasonably likely future cash requirements.  Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2009, for more information about how risks and uncertainties could materially affect our business.

Cash Flows

Net cash from operating activities for the three months ended March 31, 2010, was an outflow as a result of payments of medical claim liabilities associated with the non-renewal of the PFFS product.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  The cash outflows for PFFS for the quarter ended March 31, 2010 were $298 million.  Also contributing to the outflow was a decrease in other payables.  The decline in other payables was driven by a decrease in taxes payable as a result of tax payments made during the quarter exceeding the current quarter tax provision.  Also contributing to the decline were payments in the current quarter for 2009 annual incentive program accruals.  These operating cash outflows were partially offset by inflows from general operations for the quarter.

For the three months ended March 31, 2009 we experienced high positive cash flows due to the membership growth experienced during that same period.  These cash inflows have turned to outflows during 2010 as the current year period reflects the medical claim payments associated with the PFFS product run out.

Net cash from investing activities for the three months ended March 31, 2010 was an inflow primarily due to proceeds from investments sold during the period, partially offset by the payment for the acquisition of PHS, net of cash acquired.

Projected capital expenditures for fiscal year 2010 are estimated at $55 to $65 million and consist primarily of computer hardware, software and other equipment.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the three months ended March 31, 2010, we made $0.5 million in capital contributions.  We had $1.8 billion of regulated capital and surplus at March 31, 2010.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as required by both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $642.9 million and $713.0 million at March 31, 2010 and December 31, 2009, respectively. The decrease during the current quarter primarily resulted from cash used for the acquisition of PHS.

Outlook

General

Health Plan and Medical Services Division – We expect our Commercial Group Risk membership will be down for the year in the low single digit range, excluding the addition of the acquisition of PHS on February 1, 2010 and its commercial risk membership of approximately 100,000 members. For Commercial membership including PHS, the forecasted health plan medical loss ratio is expected to be in the range of 82.0% to 82.5%. Overall, we still expect the acquisition of PHS to be neutral to earnings for the year.

As previously announced, we have decided not to renew our PFFS product for the 2010 plan year. There will be a claims run out period for this product in 2010, which we believe has been adequately reserved for as of the 2009 year end.

For our Health Plan based Medicare Advantage product, we currently are forecasting membership to remain approximately flat for 2010 compared to 2009 results. We expect the 2010 Medicare Advantage MLR to be in the mid 80%s.

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

Workers Compensation Division – We believe our Workers Compensation Division will remain stable compared to 2009, with continued focus on new product development and streamlining service operations.

Regarding our balance sheet and liquidity, we ended the first quarter with approximately $450 million in deployable free cash at the parent level, and approximately $1.38 billion in cash, cash equivalents and U.S. Treasury securities on a consolidated basis. We expect to generate over $250 million of free cash flow from our operations in 2010. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Regarding our effective tax rate, after consideration for the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), we expect it will range from 37% to 38% for the full year of 2010.

Health Care Reform Legislation

As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. This past March, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”).  PPACA imposes numerous significant provisions on managed care companies. We cannot predict the full effect of PPACA at this time.  It is possible that the PPACA will have an adverse effect on our business or results of operations.

PPACA seeks to decrease the number of uninsured individuals and expand coverage through a number of health insurance market reforms. Many of the provisions intended to expand insurance coverage, such as a mandate for individuals to obtain health insurance and for employers to provide insurance to employees, become effective in 2014. Additional provisions effective January 1, 2014 that address expansion of insurance coverage include prohibiting use of pre-existing conditions exclusions for adults, limiting premium ratings based on age, eliminating premium rating based on gender, or health status, and prohibiting annual benefit limits.   Other market reforms are more immediate in nature; for example, for plan years beginning on or after September 23, 2010, PPACA bans lifetime benefit limits, prohibits the use of pre-existing condition exclusions for children up to age 19, creates new benefit mandates, including requiring preventative services and immunizations to be provided without cost-sharing and provides for increased dependant coverage for dependents up to age 26.  Coventry has already committed to implementing the coverage for dependents up to age 26 provision immediately to prevent any unnecessary disruption of coverage during the interim period between PPACA becoming law and the effective date of September 23, 2010.

Beginning January 1, 2011, PPACA mandates minimum medical benefit ratios for health plans such that non-medical costs may not exceed 15% of the premium revenue for the large group market and 20% for the small group and individual markets.  If a plan exceeds these ratios, PPACA will require the plan to rebate to its enrollees the amount of the excess.  We continue to focus on SG&A efficiencies and on maintaining medical loss ratios across our business lines at levels that we believe will contribute to continued profitability.

Further, PPACA imposes significant Medicare Advantage funding cuts by freezing rates for 2011 at the levels for 2010 and reducing payment rates, during either a two, four, or six year period beginning in 2012, based on fee for service benchmarks and quality rankings. PPACA also provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax of 40% on health insurers and employers offering high cost health coverage plans beginning in 2017. The new legislation also prohibits us from deducting annual compensation exceeding $500,000 for any employee, which will result in a higher effective income tax rate for us.

In addition, PPACA will lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities. For example, by 2014, states must establish insurance exchanges (either as a governmental entity or non-profit entity) that facilitate individual purchases of qualified health plans and assist qualified small employers with enrolling their employees in qualified health plans.  PPACA also requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the poverty level by 2014.  In addition to state reform efforts related to PPACA, several states are considering, or may consider, legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions.  We cannot predict the full effect of PPACA and the changes that government authorities will approve in the future.  It is possible that those changes will have an adverse effect on our business or results of operations.

PPACA and state reform efforts, whether independent of or related to PPACA, represent significant change across the health insurance industry, the effect of which is not fully known due to PPACA’s complexity, the numerous regulations still to be issued that will detail its requirements, the lack of interpretive guidance, the gradual implementation and possible amendment, and uncertainty around state reform efforts.  We cannot predict the full effect of PPACA and state reform efforts at this time or assure you that those changes will not have an adverse effect on our business or results of operations.

Legal Proceedings

For this information, refer to Note G, Contingencies, to the condensed consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the Quantitative and Qualitative Disclosures About Market Risk section contained in our Annual Report on Form 10–K for the year ended December 31, 2009.

No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2009.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note G, Contingencies, to the condensed consolidated financial statements.

ITEM 1A: Risk Factors

With the exception of the risk factor updates below resulting from the March 2010 passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The recently enacted PPACA provides for significant health insurance market reforms and other changes to the health care industry that will effect our future premium revenue and health care costs. For example, effective for plan years beginning on or after September 23, 2010, PPACA prohibits lifetime limits on coverage and rescinding coverage absent fraud or intentional misrepresentation, expands dependent coverage to include children up to age 26 and implements new mandated benefits for certain preventive services. Beginning January 1, 2014, PPACA, among other things, prohibits group health plans from establishing annual limits on health benefits and excluding individuals based on pre-existing conditions. PPACA also will require a plan to issue coverage to every employer and individual who apply and obligates plans to renew coverage once issued. Further, PPACA will prohibit plans from establishing eligibility rules and premium rates based on most health status-related factors.  In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014 and an excise tax of 40% on health insurers and employers offering high cost health coverage plans.  These, among other changes, will affect our ability to predict or control future health care costs and could have an adverse effect on the results of our operations. Because PPACA is complex, will be implemented gradually, and is subject to possible amendment, we are unable to predict its effect on our costs.

In addition, medical liabilities in our financial statements include our estimated reserves for incurred-but-not-reported and reported-but-not-paid claims. The estimates for medical liabilities are made on an accrual basis. We believe that our reserves for medical liabilities are adequate, but we cannot assure you of this.  Increases from our current estimates of liabilities could adversely affect our results of operations.

Our results of operations will be adversely affected if we are unable to increase premiums to offset increases in our health care costs.

Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors. PPACA provides for a number of health insurance reforms, as well as an industry tax, that may increase our health care costs. At the same time, PPACA contains provisions that will require insurers to submit to the HHS and state regulators justifications for “unreasonable” rate increases and mandates these justifications be publicly disclosed. It is unclear how “unreasonable” will be defined. Further, by plan year 2014, PPACA provides for monitoring of all premium increases and requires plans with excessive rate increases to be excluded from the insurance exchanges created under PPACA. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

We conduct business in a heavily regulated industry and changes in laws or regulations or alleged violations of regulations could adversely affect our business and results of operations.

Our business is heavily regulated by federal, state and local authorities. We are required to obtain and maintain various regulatory approvals to offer many of our products. Delays in obtaining or failure to obtain or maintain these approvals could adversely effect our results of operations. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations.

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

PPACA represents significant change across the health care industry. PPACA seeks to decrease the number of uninsured individuals and expand coverage through a combination of public program expansion and private sector health insurance reforms. In order to expand coverage, PPACA requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full time employees offer affordable insurance to employees or pay an assessment.  PPACA also prohibits the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. Further, PPACA requires the HHS to award loans and grants to new non-profit entities that will offer qualified health plans. PPACA also requires states to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level.

Many of these provisions of PPACA do not become effective until 2014.  Other provisions of PPACA are more immediate in nature. For example, PPACA bans lifetime benefit limits and the rescission of health care coverage absent fraud or intentional misrepresentation effective for plan years beginning on or after September 23, 2010. PPACA also expands dependent coverage to include children up to age 26 and mandates minimum medical benefit ratios for health plans such that non-medical costs may not exceed 15% of the premium revenue for the large group market and 20% for the small group and individual markets.  If a plan exceeds these ratios, PPACA will require the plan to rebate to its enrollees the amount of the excess.  Further, PPACA imposes new benefit mandates, including requiring preventative services and immunizations to be provided without cost-sharing.

Changes to laws may affect our ability to enroll beneficiaries and the viability of certain of our Medicare Advantage plans.  The Medicare Improvements for Patients and Providers Act of 2008, commonly called MIPPA, imposes restrictions on the ability to market Medicare Advantage and Prescription Drug Plans. PPACA also imposes significant Medicare Advantage funding cuts by freezing rates for 2011 at the levels for 2010 and reducing payment by approximately $145 billion over ten years, with fee adjustments based on service benchmarks and quality rankings.

We also may be subject to governmental investigations or inquiries from time to time. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry including our stock price. As a result of recent investigations, including audits, CMS has imposed sanctions and fines including immediate suspension of all enrollment and marketing activities and civil monetary penalties on certain Medicare Advantage plans run by our competitors.  In addition, suits may be brought by a private individual under a qui tam, or “whistleblower” suit; such whistleblower suits have resulted in significant settlements between governmental agencies and healthcare companies.  When a private individual brings such a whistleblower suit, the defendant often will not be made aware of the lawsuit for many months or even years, until the government commences its own investigation or makes a determination as to whether it will intervene.  Further, it is possible that governmental entities could on their own initiate investigations or litigation involving the Company.  Any governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to the Company, as well as adverse publicity.

Federal, state and local authorities frequently consider changes to laws and regulations that could adversely affect our business, including regulatory changes resulting from PPACA. In addition, PPACA will lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities. It is also possible that implementation of PPACA could be delayed or even blocked due to court challenges. In addition, there may be efforts to repeal or amend PPACA. Given the complexities of PPACA, the numerous regulations still to be issued that will detail its requirements, the lack of interpretive guidance and our inability to foresee how individuals and businesses will respond to the choices afforded them by the law, we cannot predict the full effect of PPACA on us at this time. We also cannot predict the changes that government authorities will approve in the future or assure you that those changes will not have an adverse effect on our business or results of operations.

We may be adversely affected by changes in government funding for Medicare and Medicaid.

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid.  The Deficit Reduction Act of 2006, commonly called DEFRA, included Medicaid cuts of approximately $4.8 billion over five years.  MIPPA reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period.  In addition, MIPPA mandated that the Medicare Payment Advisory Commission report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans.  PPACA imposes additional cuts to the Medicare Advantage program of approximately $145 billion over ten years and subjects plans to fee adjustments based on whether the plans meet service benchmarks and their quality rankings.  We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended March 31, 2010 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

January 1-31, 2010	-	$-	-	5,213
February 1-28, 2010	-	$-	-	5,213
March 1-31, 2010	51	$25.08	-	5,213
Totals	51	$25.08	-	5,213

(1)  Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2)   These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: (Removed and Reserved)

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

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	May 6, 2010	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	May 6, 2010	By: /s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer and Treasurer

Date:	May 6, 2010	By: /s/ John J. Ruhlmann
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