Form 10-Q
period 2010-06-30
COVENTRY HEALTH CARE INC
filed 2010-08-06
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010

Common Stock $.01 Par Value	148,390,177

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,495,414	$1,418,554
Short-term investments	16,011	442,106
Accounts receivable, net	271,108	258,993
Other receivables, net	499,457	496,059
Other current assets	338,131	234,446
Total current assets	2,620,121	2,850,158

Long-term investments	2,285,411	1,994,987
Property and equipment, net	258,503	271,931
Goodwill	2,546,351	2,529,284
Other intangible assets, net	448,948	471,693
Other long-term assets	32,454	48,479
Total assets	$8,191,788	$8,166,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,353,268	$1,605,407
Accounts payable and other accrued liabilities	855,927	682,171
Deferred revenue	111,737	110,855
Total current liabilities	2,320,932	2,398,433

Long-term debt	1,599,211	1,599,027
Other long-term liabilities	428,155	456,518
Total liabilities	4,348,298	4,453,978

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 190,532 issued and 148,427 outstanding in 2010 190,462 issued and 147,990 outstanding in 2009	1,905	1,905

Treasury stock, at cost; 42,105 in 2010; 42,472 in 2009	(1,269,499)	(1,282,054)
Additional paid-in capital	1,756,991	1,750,113
Accumulated other comprehensive income, net	54,563	41,406
Retained earnings	3,299,530	3,201,184
Total stockholders’ equity	3,843,490	3,712,554
Total liabilities and stockholders’ equity	$8,191,788	$8,166,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Managed care premiums	$2,570,508	$3,201,919	$5,141,083	$6,442,731
Management services	297,633	296,455	586,036	588,538
Total operating revenues	2,868,141	3,498,374	5,727,119	7,031,269

Operating expenses:
Medical costs	2,032,556	2,766,974	4,146,898	5,599,971
Cost of sales	64,116	58,020	123,262	115,896
Selling, general and administrative	454,254	535,949	949,159	1,079,969
Charge for provider class action	278,000	-	278,000	-
Depreciation and amortization	33,985	34,972	69,504	69,649
Total operating expenses	2,862,911	3,395,915	5,566,823	6,865,485

Operating earnings	5,230	102,459	160,296	165,784

Interest expense	20,195	21,775	40,325	43,906
Other income, net	18,207	31,895	38,494	51,762

Earnings before income taxes	3,242	112,579	158,465	173,640

Provision for income taxes	2,221	44,871	60,119	67,825

Income from continuing operations	1,021	67,708	98,346	105,815

Loss from discontinued operations, net of tax	-	(49,283)	-	(43,223)

Net earnings	$1,021	$18,425	$98,346	$62,592

Net earnings per share:
Basic earnings per share from continuing operations	$0.01	$0.46	$0.67	$0.72
Basic loss per share from discontinued operations	-	(0.33)	-	(0.29)
Total basic earnings per share	$0.01	$0.13	$0.67	$0.43

Diluted earnings per share from continuing operations	$0.01	$0.46	$0.67	$0.72
Diluted loss per share from discontinued operations	-	(0.34)	-	(0.30)
Total diluted earnings per share	$0.01	$0.12	$0.67	$0.42

Weighted average common shares outstanding:
Basic	145,943	146,955	145,863	146,901
Effect of dilutive options and restricted stock	1,357	661	1,428	559
Diluted	147,300	147,616	147,291	147,460

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$98,346	$62,592
Adjustments to earnings:
Depreciation and amortization	69,504	71,588
Amortization of stock compensation	21,258	23,779
Charge for provider class action	278,000	-
Loss on impairment of FHSC goodwill	-	72,373
Gain on repurchase of debt	-	(8,330)
Changes in assets and liabilities:
Accounts receivable, net	(2,915)	13,344
Medical liabilities	(291,330)	306,578
Accounts payable and other accrued liabilities	(240,155)	17,623
Deferred revenue	(2,743)	17,471
Other operating activities	4,007	(98,440)
Net cash from operating activities	(66,028)	478,578

Cash flows from investing activities:
Capital expenditures, net	(22,920)	(23,173)
Proceeds from sales of investments	410,972	159,611
Proceeds from maturities of investments	477,123	368,475
Purchases of investments	(653,880)	(312,408)
(Payments) / proceeds for acquisitions, net of cash acquired	(66,894)	10,085
Net cash from investing activities	144,401	202,590

Cash flows from financing activities:
Proceeds from issuance of stock	1,128	479
Payments for repurchase of stock	(3,628)	(1,728)
Excess tax benefit from stock compensation	987	(3,861)
Repayment of debt	-	(87,020)
Net cash from financing activities	(1,513)	(92,130)

Net change in cash and cash equivalents	76,860	589,038

Cash and cash equivalents at beginning of period	1,418,554	1,123,114

Cash and cash equivalents at end of period	$1,495,414	$1,712,152

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

B. NEW ACCOUNTING STANDARDS

In January 2010, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” was issued.  ASU 2010-06 requires the disclosure of additional information about transfers in and out of Level 1 and Level 2 of the fair value hierarchy, requires the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3), and requires expanded disclosures regarding the determination of fair value measurements. The Company adopted the new disclosure provisions during the first quarter of 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for the Company beginning with the filing of its quarterly filing on Form 10-Q for the quarter ended March 31, 2011.  The adoption of ASU 2010-06 did not affect the Company’s disclosures for the quarter or six months ended June 30, 2010.

C.SEGMENT INFORMATION

The Company has the following three reportable segments:  Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation.  Each of these reportable segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan risk businesses and products.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services business. The Company did not renew its Medicare Advantage Private Fee-for-Service (“PFFS”) products effective for the 2010 plan year. Prior to the non-renewal, PFFS was part of this Division.

The Specialized Managed Care Division is comprised of the Company’s Medicare Part D program, its network rental business (“Network Rental”) and its mental-behavioral health benefits business.  As discussed in Note E, Discontinued Operations, to the condensed consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business, First Health Services Corporation (“FHSC”).  FHSC operations are excluded from the Company’s results of continuing operations.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses, which provide fee-based, managed care services such as access to the Company’s provider networks, pharmacy benefit management, and care management to underwriters and administrators of workers’ compensation insurance.

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

	Quarter Ended June 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,141,001	$448,865	$-	$(19,358)	$2,570,508
Management services	82,395	25,960	191,746	(2,468)	297,633
Total operating revenues	2,223,396	474,825	191,746	(21,826)	2,868,141
Medical costs	1,653,957	397,956	-	(19,357)	2,032,556
Cost of sales	-	-	64,116	-	64,116
Gross margin	$569,439	$76,869	$127,630	$(2,469)	$771,469

Selling, general and administrative					454,254
Charge for provider class action					278,000
Depreciation and amortization					33,985
Operating earnings					$5,230

	Quarter Ended June 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,797,695	$420,836	$-	$(16,612)	$3,201,919
Management services	83,675	23,408	192,060	(2,688)	296,455
Total operating revenues	2,881,370	444,244	192,060	(19,300)	3,498,374
Medical costs	2,403,180	380,383	-	(16,589)	2,766,974
Cost of sales	-	-	58,020	-	58,020
Gross margin	$478,190	$63,861	$134,040	$(2,711)	$673,380

Selling, general and administrative					535,949
Depreciation and amortization					34,972
Operating earnings					$102,459

	Six Months Ended June 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$4,231,584	$947,779	$-	$(38,280)	$5,141,083
Management services	165,353	49,458	376,151	(4,926)	586,036
Total operating revenues	4,396,937	997,237	376,151	(43,206)	5,727,119
Medical costs	3,314,999	870,180	-	(38,281)	4,146,898
Cost of sales	-	-	123,262	-	123,262
Gross margin	$1,081,938	$127,057	$252,889	$(4,925)	$1,456,959

Selling, general and administrative					949,159
Charge for provider class action					278,000
Depreciation and amortization					69,504
Operating earnings					$160,296

	Six Months Ended June 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$5,547,344	$928,916	$-	$(33,529)	$6,442,731
Management services	167,485	46,667	379,694	(5,308)	588,538
Total operating revenues	5,714,829	975,583	379,694	(38,837)	7,031,269
Medical costs	4,745,003	888,452	-	(33,484)	5,599,971
Cost of sales	-	-	115,896	-	115,896
Gross margin	$969,826	$87,131	$263,798	$(5,353)	$1,315,402

Selling, general and administrative					1,079,969
Depreciation and amortization					69,649
Operating earnings					$165,784

D.ACQUISITIONS

On June 30, 2010, the Company announced that it signed a definitive agreement to acquire MHP, Inc. and its subsidiaries (“Mercy Health Plans”), currently wholly-owned by Sisters of Mercy Health System. This transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of 2010.  Mercy Health Plans is a diversified health plan with approximately 90,000 commercial risk members, 60,000 commercial self-funded members, and 30,000 Medicare Advantage Coordinated Care members throughout Missouri and northwest Arkansas.

On February 1, 2010, the Company completed its acquisition of Preferred Health Systems, Inc. (“PHS”) in an all-cash transaction for approximately $84.6 million, including excess statutory and working capital.  PHS is a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthens Coventry’s presence in the Kansas market and its overall health plan footprint. The acquisition was accounted for using the acquisition method of accounting and accordingly, PHS' operating results have been included in the Company's consolidated financial statements since the February 1, 2010 date of acquisition.  As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At June 30, 2010, this liability was not significant.

E. DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC.  In accordance with FASB Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations,” FHSC’s earnings and the impairment of its goodwill for the quarter and six months ended June 30, 2009 are presented as loss from discontinued operations, net of tax in the Company’s consolidated statements of operations.  The following table summarizes FHSC discontinued operations information for the periods presented (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
FHSC revenues	$-	$38,576	$-	$79,270

FHSC earnings, before taxes	-	6,866	-	16,473
FHSC goodwill impairment, before taxes	-	(72,373)	-	(72,373)
Loss from discontinued operations, before taxes	-	(65,507)	-	(55,900)
Tax benefit on loss from discontinued operations	-	16,224	-	12,677
Loss from discontinued operations, net of tax	$-	$(49,283)	$-	$(43,223)

F.DEBT

The Company’s outstanding debt consisted of the following (in thousands):
	June 30, 2010	December 31, 2009

5.875% Senior notes due 1/15/12	$233,903	$233,903
6.125% Senior notes due 1/15/15	228,845	228,845
5.95% Senior notes due 3/15/17, net of unamortized discount
of $951 at June 30, 2010	382,284	382,213
6.30% Senior notes due 8/15/14, net of unamortized discount
of $947 at June 30, 2010	374,150	374,037
Revolving Credit Facility due 7/11/12, 0.84% weighted
average interest rate for the six-month period ended June 30, 2010	380,029	380,029
Total Debt	$1,599,211	$1,599,027

The Company’s credit facility and senior notes contain covenants and restrictions regarding, among other things, additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. The Company’s credit facility also requires compliance with a 3:1 leverage ratio.   The Company’s credit facility and certain of its senior notes also include as an event of default the entry of a judgment against the Company or a subsidiary in excess of a specified amount ($50 million in the case of the credit agreement and $20 million in the case of the applicable senior notes) if enforcement proceedings are commenced or if enforcement is not stayed for a period of 30 consecutive days.  The Company has filed a request for a discretionary appellate review of the judgment against First Health Group Corp. described in Note G, Contingencies, to the condensed consolidated financial statements, and enforcement of the judgment is stayed pending a determination regarding this request. The Company has sufficient funds to satisfy this judgment before enforcement proceedings would begin.  As of June 30, 2010, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

G.CONTINGENCIES

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

First Health Group Corp, Inc. (“FHGC”), a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third party administrators (“TPAs”) for employers who self-insure workers’ compensation benefits, contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Act since that Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Act, that FHGC was exempt from the Act’s notice provision because it contracted directly with the providers, and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC.

Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under the Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. Class counsel will likely claim prejudgment interest and attorneys’ fees in addition to the $262 million judgment plus post judgment interest.  FHGC appealed both the partial summary judgment order and the denial of class decertification order to the state’s intermediate appellate court. The intermediate appellate court has denied the class decertification appeal and FHGC’s rehearing petition. FHGC will file an application for a writ of appeal on the class decertification issue with the Louisiana Supreme Court. The decision to grant or deny the application for a writ of appeal is at the discretion of the Louisiana Supreme Court.  The intermediate appellate court also denied FHGC’s appeal on the summary judgment order. FHGC’s petition for a rehearing is still pending before the intermediate appellate court. FHGC will file an application for a writ of appeal with the Louisiana Supreme Court if its rehearing petition is denied.  FHGC also filed a motion with the federal court to enforce the federal court’s prior judgments and for sanctions against the provider plaintiffs for violating those judgments which barred and enjoined them from pursuing their claims against FHGC in the state courts. That motion also sought to enjoin the state courts from proceeding in order to protect and effectuate the federal court’s judgments.  FHGC’s motion was denied by the federal court.

As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings during the second quarter of 2010.  This amount represents the $262 million judgment amount plus post judgment interest in the amount of $16 million and is included in “accounts payable and other accrued liabilities” in the accompanying balance sheets as of June 30, 2010.  The Company has accrued for legal fees expected to be incurred related to this case, which is included in “accounts payable and other accrued liabilities” in the accompanying balance sheets.

In a related matter, FHGC has filed another lawsuit in Louisiana federal district court against 85 Louisiana providers seeking a declaratory judgment that its contracts are valid and enforceable, that its contracts are not subject to the Act because its contracts pertain to payment for services rendered to injured workers, and FHGC is exempt from the notice provision of the Act because it has contracted directly with the providers. This lawsuit is assigned to the same federal district court judge who issued the decision and injunction in the lawsuit filed by FHGC against the four provider plaintiffs in the state court action.

On September 3, 2009, a shareholder, who owns less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. The court has approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint by May 21, 2010. The amended complaint has been filed. The purported class period is February 9, 2007 to October 22, 2008. The amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its PFFS products. The Company will vigorously defend against the allegations in the lawsuit. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. As ordered by the court, the plaintiffs have filed a consolidated amended complaint. The Company intends to vigorously defend against the allegations in the consolidated complaint. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

H.COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$1,021	$18,425	$98,346	$62,592
Other comprehensive income:
Unrealized holding gains	25,311	6,139	27,308	27,965
Reclassification adjustments, net	(1,881)	(2,344)	(5,739)	(4,796)
Other comprehensive income, before income taxes	23,430	3,795	21,569	23,169
Income tax provision	(9,139)	(1,480)	(8,412)	(9,036)
Other comprehensive income, net of income taxes	14,291	2,315	13,157	14,133
Comprehensive income	$15,312	$20,740	$111,503	$76,725

The Company’s unrealized holding gains on its investment portfolio increased during the quarter and six months ended June 30, 2010 primarily due to movement in treasury yields.

I.INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company considers all of its investments as available-for-sale securities and accordingly records unrealized gains and losses within accumulated other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss, and estimated fair value of short-term and long-term investments by security type were as follows at June 30, 2010 and December 31, 2009 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of June 30, 2010
State and municipal bonds	$922,228	$40,799	$(468)	$962,559
US Treasury securities	124,555	4,476	-	129,031
Government-sponsored enterprise securities (1)	321,161	8,362	-	329,523
Residential mortgage-backed securities (2)	290,391	13,364	(467)	303,288
Commercial mortgage-backed securities	24,577	905	-	25,482
Asset-backed securities (3)	42,134	1,821	(410)	43,545
Corporate debt and other securities	450,586	21,092	(19)	471,659
	$2,175,632	$90,819	$(1,364)	$2,265,087
Equity investments (4)				36,335
				$2,301,422

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2009
State and municipal bonds	$863,561	$37,392	$(1,371)	$899,582
US Treasury securities	566,057	2,572	(32)	568,597
Government-sponsored enterprise securities (1)	231,645	4,225	(330)	235,540
Residential mortgage-backed securities (2)	229,665	10,581	(932)	239,314
Commercial mortgage-backed securities	26,891	344	(507)	26,728
Asset-backed securities (3)	48,434	4,441	(1,170)	51,705
Corporate debt and other securities	357,594	12,373	(1,091)	368,876
	$2,323,847	$71,928	$(5,433)	$2,390,342
Equity investments (4)				46,751
				$2,437,093
(1) Includes FDIC insured Temporary Liquidity Guarantee Program securities.
(2) Agency pass-through, with the timely payment of principal and interest guaranteed.
(3) Includes auto loans, credit card debt, and rate reduction bonds.
(4) Includes investments in entities accounted for using the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$183,721	$184,957	$612,960	$616,177
1 to 5 years	897,182	936,078	753,697	780,908
5 to 10 years	498,746	524,755	440,552	459,092
Over 10 years	595,983	619,297	516,638	534,165
Total	$2,175,632	$2,265,087	$2,323,847	$2,390,342

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the over 10 year category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $11.7 million and gross investment losses of $4.3 million were realized on investment sales for the six months ended June 30, 2010. This compares to gross investment gains of $5.1 million and gross investment losses of $0.4 million that were realized on sales for the six months ended June 30, 2009.  All realized gains and losses are recorded net of income taxes in other income, net in the Company’s consolidated statements of operations.

The following tables present the Company’s investments’ gross unrealized losses and estimated fair value, at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At June 30, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$20,228	$(251)	$6,208	$(217)	$26,436	$(468)
US Treasury securities	-	-	-	-	-	-
Government sponsored enterprises	-	-	-	-	-	-
Residential mortgage-backed securities	8,797	(30)	7,987	(437)	16,784	(467)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	2,792	(410)	2,792	(410)
Corporate debt and other securities	3,441	(19)	-	-	3,441	(19)
Total	$32,466	$(300)	$16,987	$(1,064)	$49,453	$(1,364)

At December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$49,963	$(833)	$12,898	$(538)	$62,861	$(1,371)
US Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$254,000	$(2,948)	$30,391	$(2,485)	$284,391	$(5,433)

The unrealized losses presented in these tables do not meet the criteria for treatment as an other-than-temporary impairment.   The Company has not decided to sell and it is not more-likely-than not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and that other-than-temporary impairments may be recorded in future periods.

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

The following tables present the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,495,414	$219,498	$1,275,916	$-
State and municipal bonds	962,559	-	962,559	-
US Treasury securities	129,031	129,031	-	-
Government-sponsored enterprise securities	329,523	-	329,523	-
Residential mortgage-backed securities	303,288	-	301,220	2,068
Commercial mortgage-backed securities	25,482	-	25,482	-
Asset-backed securities	43,545	-	43,385	160
Corporate debt and other securities	471,659	-	464,368	7,291
Total	$3,760,501	$348,529	$3,402,453	$9,519

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,418,554	$398,073	$1,020,481	$-
State and municipal bonds	899,582	-	899,582	-
US Treasury securities	568,597	568,597	-	-
Government-sponsored enterprise securities	235,540	-	235,540	-
Residential mortgage-backed securities	239,314	-	236,214	3,100
Commercial mortgage-backed securities	26,728	-	26,728	-
Asset-backed securities	51,705	-	47,267	4,438
Corporate debt and other securities	368,876	-	360,250	8,626
Total	$3,808,896	$966,670	$2,826,062	$16,164

The following tables provide a summary of the changes in the estimated fair value of the Company’s Level 3 financial assets for the quarters and six months ended June 30, 2010 and 2009 (in thousands):

Quarter Ended June 30, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, April 1, 2010	$14,476	$-	$2,119	$5,005	$7,352
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	2,986	-	80	2,908	(2)
Included in other comprehensive income	(3,101)	-	2	(3,044)	(59)
Purchases, issuances and settlements, net	(4,842)	-	(133)	(4,709)	-
Ending Balance, June 30, 2010	$9,519	$-	$2,068	$160	$7,291

Quarter Ended June 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, April 1, 2009	$21,778	$7,980	$-	$2,206	$11,592
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	2,794	850	1,123	428	393
Included in other comprehensive income	491	-	-	491	-
Purchases, issuances and settlements, net	(4,887)	(3,400)	(188)	(525)	(774)
Ending Balance, June 30, 2009	$20,176	$5,430	$935	$2,600	$11,211

Six Months Ended June 30, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$-	$3,100	$4,438	$8,626
Transfers to (from) Level 3	-	-	(470)	470	-
Total gains or losses (realized / unrealized)
Included in earnings	5,140	-	200	3,109	1,831
Included in other comprehensive income	(4,861)	-	(453)	(2,910)	(1,498)
Purchases, issuances and settlements, net	(6,924)	-	(309)	(4,947)	(1,668)
Ending Balance, June 30, 2010	$9,519	$-	$2,068	$160	$7,291

Six Months Ended June 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2009	$23,155	$7,980	$-	$2,249	$12,926
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	5,018	850	1,423	786	1,959
Included in other comprehensive income	449	-	-	491	(42)
Purchases, issuances and settlements, net	(8,446)	(3,400)	(488)	(926)	(3,632)
Ending Balance, June 30, 2009	$20,176	$5,430	$935	$2,600	$11,211

J.STOCK-BASED COMPENSATION

Stock Options

The Company granted 1.6 million stock options during the six months ended June 30, 2010. The Company recorded compensation expense related to stock options of approximately $5.9 million and $5.8 million for the quarters ended June 30, 2010 and 2009, respectively, and $11.5 million and $13.7 million for the six months ended June 30, 2010 and 2009, respectively. The total intrinsic value of options exercised was $0.1 million and $0.3 million for the quarters ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $33.0 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the six months ended June 30, 2010:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2010	13,033	$ 35.67
Granted	1,596	$ 20.69
Exercised	(70)	$ 16.14
Cancelled and expired	(522)	$ 44.07
Outstanding at June 30, 2010	14,037	$ 33.75	8,284	5.89
Exercisable at June 30, 2010	9,485	$ 38.26	3,886	4.42

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2010 to derive the assumptions used in the valuation model is consistent with that used in 2009.  The following average values and weighted-average assumptions were used for the quarters and six months ended June 30, 2010 and 2009.

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Black-Scholes-Merton Value	$ 7.38	$ 7.33	$ 7.43	$ 7.06
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.8%	1.5%	1.7%
Expected volatility	47.8%	59.3%	47.7%	61.1%
Expected life (in years)	3.5	3.6	3.5	3.8

Restricted Stock Awards

The Company awarded 0.7 million shares of restricted stock in the six months ended June 30, 2010.  The value of the restricted shares is amortized over various vesting periods through 2014. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $4.8 million and $4.5 million for the quarters ended June 30, 2010 and 2009, respectively, and $9.8 million and $10.0 million for the six months ended June 30, 2010 and 2009, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $37.4 million at June 30, 2010, and is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $10.4 million and $4.9 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2010:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2010	2,226	$ 24.43
Awarded	669	$ 20.92
Vested	(487)	$ 25.03
Forfeited	(133)	$ 27.53
Nonvested, June 30, 2010	2,275	$ 23.08

Performance Share Units

During the six months ended June 30, 2010, the Company granted performance share units (“PSUs”). The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over periods through 2011.  All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company. The related liability on the Company’s books at June 30, 2010 and December 31, 2009 was $7.3 million and $13.8 million, respectively. During the three and six months ended June 30, 2010, the Company recorded compensation expense related to the PSUs of approximately $1.2 million and $4.4 million, respectively. During the six months ended June 30, 2010 the Company paid out $10.9 million for PSUs that vested December 31, 2009. The Company recognized PSU-related compensation expense of $2.1 million for the six months ended June 30, 2009. The PSUs were first awarded during the second quarter of 2009.

The following table summarizes PSU activity for the six months ended June 30, 2010:

Units (in thousands)

Outstanding, January 1, 2010	368
Granted	884
Vested	-
Forfeited	-
Outstanding, June 30, 2010	1,252

K.OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 10.3 million and 13.5 million shares for the quarters ended June 30, 2010 and 2009, respectively, and 9.9 million and 12.9 million shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $18.1 million and $16.8 million for the quarters ended June 30, 2010 and 2009, respectively, and $35.4 million and $35.2 million for the six months ended June 30, 2010 and 2009, respectively.

Concentration of Credit Risk

The Company is a provider of health insurance coverage to the State of Illinois employees and their dependants.  In August 2009, the State of Illinois notified the Company of the State’s fiscal crisis and significant budget deficit.  Current indications are that the State of Illinois is not close to resolving the budget crisis.  Additionally, the State of Illinois is required to keep a balanced budget on a cash basis, so they are managing this by limiting payments based on available cash.  As a result, the State of Illinois is recently releasing partial premium payments every two to three weeks.

As of June 30, 2010, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $53 million, which represents more than four months of health insurance premiums.  As the receivable is from a governmental entity which has been making payments, including accrued interest on late payments, we believe that the full receivable balance will ultimately be realized and therefore we have not reserved against the outstanding balance.  The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies.  For those financial statements, this receivable is being treated as an admitted asset in its entirety.

The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of June 30, 2010.  The Company has a risk of incurring losses if such allowances are not adequate.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

This Form 10-Q contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2010, as may be further updated from time to time in our quarterly reports on Form 10-Q.  Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including the critical accounting policies discussed therein.

Summary of Second Quarter 2010 Performance

•	Net earnings of $1.0 million.
•	Diluted earnings per share were $0.01.
•	Charge for provider class action litigation of $278 million.
•	Announced an agreement to acquire Mercy Health Plans.
•	Cash flow from operations was an outflow of $66.0 million primarily due to the run out of Medicare Advantage Private Fee-for-Service (“PFFS”) product.

New Accounting Standards

For this information, refer to Note B, New Accounting Standards, to the condensed consolidated financial statements.

Acquisitions

For this information, refer to Note D, Acquisitions, to the condensed consolidated financial statements.

Membership

The following table presents our membership (in thousands):

	As of June 30,
Membership by Product	2010	2009
Health Plan Commercial Risk	1,522	1,477
Health Plan Commercial ASO	657	697
Medicare Advantage CCP	192	182
Medicaid	413	385
Health Plan Total	2,784	2,741

Medicare Advantage PFFS	-	329
Other National Risk	-	15
Other National ASO	466	571
Total Medical Membership	3,250	3,656

Medicare Part D	1,631	1,555

Total Membership	4,881	5,211

Total Health Plan membership increased 43,000 from the prior year quarter primarily due to an increase in Commercial membership from our acquisition of Preferred Health Systems, Inc. (“PHS”) in the first quarter of 2010 and an increase in Medicare Coordinated Care Product (“Medicare CCP”) membership due to the successful annual election period and open enrollment periods for 2010. Medicaid membership increased as we began enrolling Medicaid members in the Commonwealth of Pennsylvania on April 1, 2010 and increased in other markets due to higher unemployment as a result of the economy.  These increases were partially offset by Commercial Risk and ASO membership losses driven by macroeconomic employment pressures as well as group terminations outpacing new sales.

The decrease in PFFS membership of 329,000 is due to our decision not to renew our PFFS product for the 2010 plan year.  Other National ASO membership decreased 105,000 members primarily due to the attrition of membership associated with our loss of National Accounts business compared to 2009.

The increase in Medicare Part D membership of 76,000 is primarily the result of mid-year enrollments in 2009 and our successful open enrollment period for 2010.

Results of Continuing Operations

As discussed in Note E, Discontinued Operations, to the condensed consolidated financial statements, on July 31, 2009 the Company sold its Medicaid/Public entity business First Health Services Corporation (“FHSC”) and therefore FHSC’s 2009 operations are classified as discontinued on the Company’s consolidated statements of operations and excluded from the information below.  Accordingly, the information and discussion below relates to the Company’s results from continuing operations.

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters and six months ended June 30, 2010 and 2009 (dollars in thousands, except diluted earnings per share amounts):

Consolidated Results from Continuing Operations

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Total operating revenues	$2,868,141	$3,498,374	(18.0%)	$5,727,119	$7,031,269	(18.5%)
Charge for provider class action	$278,000	$-	100.0%	$278,000	$-	100.0%
Operating earnings	$5,230	$102,459	(94.9%)	$160,296	$165,784	(3.3%)
Operating earnings as a percentage of revenues	0.2%	2.9%	(2.7%)	2.8%	2.4%	0.4%
Income from continuing operations	$1,021	$67,708	(98.5%)	$98,346	$105,815	(7.1%)
Selling, general and administrative as a percentage of revenue	15.8%	15.3%	0.5%	16.6%	15.4%	1.2%

Comparison of Quarters Ended June 30, 2010 and 2009

Managed care premiums revenue decreased from the prior year quarter as a result of our exit from the PFFS product line effective January 1, 2010.  The exit from the PFFS product line accounted for a decline of $728.3 million.  Partially offsetting this decrease was an increase in Medicare Part D revenue due to increases in membership and an increase in Commercial Risk revenue primarily due to the acquisition of PHS on February 1, 2010.

Management services revenue increased slightly from the prior year quarter primarily due to an increase in revenue generated from our Network Rental business.

Medical costs decreased from the prior year quarter as a result of not renewing the PFFS product line. Additionally, medical costs at Medicare CCP decreased primarily due to demographic changes within the product.  These decreases were partially offset by an increase in medical costs at Medicare Part D due to an increase in membership.  Total medical costs as a percentage of premium revenue (“medical loss ratio,” or “MLR”) decreased 7.3% over the prior year quarter, to 79.1% from 86.4% as a result of the change in the mix of business resulting from the exit from the PFFS product which had a higher MLR. Additionally, MLR declined during the current year quarter for the Commercial Risk, Medicare CCP, and Medicaid products, as discussed in the segment results of operations discussion that follows.

Selling, general and administrative expense decreased from the prior year quarter primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees compared to the prior year quarter associated with the exit from the PFFS product on January 1, 2010, but also due to continued general headcount reductions.  Broker commissions declined primarily as a result of the exit from the PFFS product.   Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased slightly as a result of the large decrease in operating revenues in the current year quarter associated with the exit from the PFFS product which has a high premium rate.

The charge for provider class action recorded during the current year quarter results from the Court Of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court.  As of June 30, 2010 this amount was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  For additional information regarding this matter, refer to Note G, Contingencies, to the condensed consolidated financial statements.

Interest expense decreased during the current year quarter due to the lower average debt balance outstanding compared to the prior year quarter.  During the third and fourth quarters of 2009 we repaid approximately $208 million of the outstanding balance on our revolving credit facility and our outstanding long-term debt.

Other income, net decreased during the current quarter as the prior year quarter included a gain on the repayment of outstanding debt.  Additionally, income from our equity method investments was lower during the current quarter.

The effective tax rate increased to 68.4%, as compared to 39.9% for the prior quarter. The rate for the current year quarter is affected by the charge for provider class action litigation.

Comparison of Six Months Ended June 30, 2010 and 2009

Managed care premiums revenue decreased from the prior year six month period as a result of our exit from the PFFS product line.  This exit accounted for a decline of $1,414.1 million in revenue during the current six month period.  Partially offsetting this decrease was an increase in revenue from Medicare CCP and Medicare Part D due to increases in membership and an increase in Commercial Risk revenue primarily due to the acquisition of PHS.

Management services revenue decreased slightly from the prior year six months primarily due to slightly lower claims volume in the Workers’ Compensation division.

Medical costs and MLR decreased from the prior year six month period primarily as a result of our not renewing the PFFS product.  The MLR decreased 6.2% over the prior year six month period to 80.7% from 86.9% with a prior year six month period PFFS product MLR of 93%

Medical costs for the six months ended June 30, 2010 included approximately $205.0 million of favorable medical cost development related to prior calendar years, of which $84.0 million related to the non-renewal of our PFFS product.  On a full year basis we expect favorable development related to prior calendar years to be slightly higher than that recorded for the first half of 2010. Comparatively, medical costs for the six months ended June 30, 2009, included approximately $140.9 million of favorable medical cost development related to prior calendar years, of which $46.9 million related to our non-renewed PFFS product. For the full year of 2009 we experienced favorable medical cost development of $189.8 million, of which $72.6 million related to the non-renewal of our PFFS product. The increase in favorable development during the 2010 six month period was primarily a result of favorable medical cost trend on the Commercial Group, Medicare CCP, and Medicare PFFS line, as compared to the medical cost trend expected for those lines at  December 31, 2009.

Selling, general and administrative expense decreased from the prior year six month period primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees associated with the non-renewal of the PFFS product and continued general headcount reductions.    Additionally, salaries and benefits declined as a result of executive severance accruals that occurred during the prior six month period that did not occur in the current six month period.  Broker commissions declined primarily as a result of the non-renewal of the PFFS product.  Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased slightly as a result of the large decrease in operating revenues in the current year six month period associated with the non-renewal of the PFFS product which has a high premium rate.

The charge for provider class action results from the provider class action litigation in Louisiana, as discussed above.

Interest expense decreased during the current six month period due to the lower average debt balance outstanding compared to the prior six month period.

Other income, net decreased during the current six month period as the prior six month period included a gain on the repayment of outstanding debt.  Additionally, income from our equity method investments was lower during the current six month period.

The effective tax rate decreased to 37.9%, as compared to 39.1% for the prior year six months.  The rate for the current year six months is affected by the charge for provider class action litigation.

Segment Results from Continuing Operations

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$1,367,457	$1,310,645	$56,812	$2,684,678	$2,637,866	$46,812
Commercial Management Services	82,395	83,675	(1,280)	165,353	167,485	(2,132)
Medicare Advantage	505,084	1,224,011	(718,927)	1,012,675	2,385,601	(1,372,926)
Medicaid	268,460	263,039	5,421	534,231	523,877	10,354
Health Plan and Medical Services	2,223,396	2,881,370	(657,974)	4,396,937	5,714,829	(1,317,892)
Medicare Part D	423,664	397,090	26,574	897,473	881,213	16,260
Other Premiums	25,201	23,746	1,455	50,306	47,703	2,603
Other Management Services	25,960	23,408	2,552	49,458	46,667	2,791
Specialized Managed Care	474,825	444,244	30,581	997,237	975,583	21,654
Workers’ Compensation	191,746	192,060	(314)	376,151	379,694	(3,543)
Other/Eliminations	(21,826)	(19,300)	(2,526)	(43,206)	(38,837)	(4,369)
Total Operating Revenues	$2,868,141	$3,498,374	$(630,233)	$5,727,119	$7,031,269	$(1,304,150)

Gross Margin (in thousands)

Health Plan and Medical Services	$569,439	$478,190	$91,249	$1,081,938	$969,826	$112,112
Specialized Managed Care	76,869	63,861	13,008	127,057	87,131	39,926
Workers’ Compensation	127,630	134,040	(6,410)	252,889	263,798	(10,909)
Other/Eliminations	(2,469)	(2,711)	242	(4,925)	(5,353)	428
Total Gross Margin	$771,469	$673,380	$98,089	$1,456,959	$1,315,402	$141,557

Revenue and Medical Cost Statistics
Managed Care Premium Yields (per member per month):
Health Plan Commercial Risk	$313.92	$299.79	4.7%	$313.00	$298.05	5.0%
Medicare Advantage (1) (2)	$867.43	$857.05	1.2%	$876.28	$858.71	2.0%
Medicare Part D (3)	$90.49	$85.27	6.1%	$89.28	$84.82	5.3%
Medicaid	$217.77	$230.27	(5.4%)	$218.26	$231.09	(5.6%)
Medical Loss Ratios:
Health Plan Commercial Risk	78.3%	81.7%	(3.4%)	79.3%	81.3%	(2.0%)
Medicare Advantage (2)	81.2%	90.4%	(9.2%)	83.5%	90.5%	(7.0%)
Medicare Part D	90.7%	89.9%	0.8%	93.1%	96.4%	(3.3%)
Medicaid	84.2%	90.2%	(6.0%)	84.1%	89.3%	(5.2%)
Total MLR	79.1%	86.4%	(7.3%)	80.7%	86.9%	(6.2%)

(1) Revenue per member per month excludes the effect of revenue ceded to external parties.
(2) Beginning Q1 2010 excludes the PFFS product, which was not renewed effective January 1, 2010.
(3) Revenue per member per month excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters and Six Months Ended June 30, 2010 and 2009

Health Plan and Medical Services division revenue decreased for the quarter and six months ended June 30, 2010, primarily due to our exit from the PFFS product line.  Partially offsetting this decrease in revenue was an increase in Medicare CCP and Commercial Risk revenue.  The increase in Medicare CCP revenue was attributable to the increase in membership associated with that product. The increase in Commercial Risk revenue was primarily due to the acquisition of PHS.  Although excluding the effect of acquiring PHS there was a decline in Commercial Risk revenue and membership during the current quarter and six month periods, there was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  The Medicare Advantage premium per member per month increased as a result of the exit from the PFFS product which had a lower premium rate than the Medicare CCP product.  The PFFS premium yield was lower than the Medicare CCP premium rate since it typically did not include a pharmacy benefit. Additionally, the Medicaid premium per member per month decreased as a result of program benefit changes in Missouri, our largest Medicaid market.  Effective October 1, 2009, the pharmacy benefit was carved out of the program and thus was no longer included in the Missouri Medicaid rate payment.  However, offsetting the decline in Medicaid revenue associated with the lower rates was an increase in Medicaid membership across our various markets.

Gross margin increased for the quarter and six months ended June 30, 2010, primarily due to the improved medical loss ratios for the Health Plan Commercial Risk, Medicare CCP and Medicaid products. The Commercial Risk MLR decreased from the prior year quarter primarily due to the lower than expected effect from the flu season. Also affecting the MLR decline are benefit plan design changes that include increased deductibles which recognize a greater portion of costs in the latter part of the benefit plan year.  The Medicare CCP MLR decrease primarily resulted from demographic changes within the product.  The Medicaid MLR decreased primarily due to lower flu costs and better management of patient care, primarily inpatient expenses.

Specialized Managed Care Division

Quarters and Six Months Ended June 30, 2010 and 2009

Specialized Managed Care division revenue increased for the quarter and six months ended June 30, 2010, primarily due to the increase in Medicare Part D membership over the periods.  The increase in Medicare Part D revenue was partially offset by the decline in lower risk sharing revenue in 2010 compared to 2009 as a result of a change in benefit plan design in 2010.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $93.16 in 2010 compared to $96.45 in 2009.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for the six month periods ending June 30, 2010 increased to $89.28 compared to $84.82 in 2009, primarily due to pharmacy cost trend.

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

The increase in gross margin for the quarter and six months ended June 30, 2010, was primarily driven by improved MLR for the Medicare Part D product in the 2010 six month ended period compared to the prior year period.  Due to the Medicare Part D program design, losses are experienced on this product at the beginning of a benefit year.  As in previous years, we expect our Medicare Part D product offering to be profitable on a full year basis.  The improvement in MLR was the result of a change in benefit plan design in 2010 that includes new deductibles, and increased deductibles, which recognize a greater portion of costs in the latter part of the benefit plan year.

Workers’ Compensation Division

Quarters and Six Months Ended June 30, 2010 and 2009

Revenue in the Workers’ Compensation division decreased slightly from the prior year quarter and six months ended period primarily due to a decline in volume for the clinical and network programs partially offset by the growth of our pharmacy benefit management program.

Gross margin decreased from the prior year quarter and six months ended June 30, 2010 due to declines in the clinical and network program volumes, which are higher margin products, partially offset by revenue increases attributable to the growth of our pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.68 years as of June 30, 2010. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments (excluding deposits of $80.3 million at June 30, 2010 and $75.3 million at December 31, 2009 that are restricted under state regulations) decreased by $63.8 million to $3.7 billion at June 30, 2010, from $3.8 billion at December 31, 2009.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note I, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business. For instance, due to the non-renewal of our PFFS product, we have been paying medical claims in 2010 without the benefit of premium collections for this product.  Consequently, this has had a negative effect on cash flows in our regulated subsidiaries.  Despite this, we have ample current liquidity as a result of planning for the non-renewal of the PFFS product.  Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, required payments resulting from judgments in the Louisiana provider class action litigation, and other reasonably likely future cash requirements.  Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10–K for the year ended December 31, 2009 and Part II, Item 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2010, for more information about how risks and uncertainties could materially affect our business.

Cash Flows

Net cash from operating activities for the six months ended June 30, 2010, was an outflow primarily as a result of payments of medical claim liabilities associated with the non-renewal of the PFFS product.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  The cash outflows for PFFS for the six months ended June 30, 2010 were approximately $319 million.  Also contributing to the outflow was a decrease in other payables primarily as a result of Federal and State income tax payments exceeding tax accruals.  These six months ended June 30, 2010 operating cash outflows were partially offset by inflows generated by our normal operations during the period.

For the six months ended June 30, 2009, we experienced large positive cash flows from operating activities primarily due to membership growth.  These cash inflows turned to outflows during 2010 however as the current year period reflects the medical claim payments associated with the PFFS product run out and tax payments that exceeded the tax provision.

Net cash from investing activities for the six months ended June 30, 2010 was an inflow due to proceeds received from investment maturities and sales during the period, partially offset by investment purchases and the payment for our acquisition of PHS, net of cash acquired.

Projected capital expenditures for fiscal year 2010 are estimated at $55 to $65 million and consist primarily of computer hardware, software and other equipment.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the six-month period ended June 30, 2010, we received $145.8 million in dividends from our subsidiaries.  We made $0.5 million of capital contributions to our subsidiaries during the period ended June 30, 2010.  We had approximately $1.7 billion of regulated capital and surplus at June 30, 2010.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as required by both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $860.1 million and $713.0 million at June 30, 2010 and December 31, 2009, respectively. The increase primarily resulted from non-regulated earnings and dividends received, net of cash used for the acquisition of PHS.

Outlook

General

Health Plan and Medical Services Division – We expect our Commercial Risk membership will be approximately flat for the year, excluding the addition of the acquisition of PHS on February 1, 2010 and its Commercial Risk membership of approximately 100,000 members. For Commercial Group membership including PHS, the forecasted health plan medical loss ratio is expected to be in the range of 80.75% to 81.25%.  Overall, we still expect the acquisition of PHS to be neutral to earnings for the year.

As previously announced, we have decided not to renew our PFFS product for the 2010 plan year. There will be a claims run out period for this product in 2010, which was adequately reserved for as of the 2009 year end.

For our Health Plan based Medicare Advantage product, we currently are forecasting membership to be up in the low single digits for 2010 compared to 2009 results. We expect the 2010 Medicare Advantage MLR to be in the mid 80%s.

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

Regarding our balance sheet and liquidity, we ended the second quarter with approximately $670 million in deployable free cash at the parent level, and approximately $1.63 billion in cash, cash equivalents and U.S. Treasury securities on a consolidated basis. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Regarding our effective tax rate, after consideration for the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), we expect it will range from 37% to 38% for the full year of 2010.

Health Care Reform Legislation

As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. This past March, President Obama signed the PPACA.  PPACA imposes numerous significant provisions on managed care companies. We cannot predict the full effect of PPACA at this time.  It is possible that the PPACA will have an adverse effect on our business or results of operations.

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

Further, PPACA imposes significant Medicare Advantage funding cuts by freezing rates for 2011 at the levels for 2010 and reducing payment rates, during either a two, four, or six year period beginning in 2012, based on fee for service benchmarks and quality rankings. PPACA also provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax of 40% on health insurers and employers offering high cost health coverage plans beginning in 2017. The new legislation also prohibits us from deducting annual compensation exceeding $500,000 for any employee, which will result in a higher effective income tax rate.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

For this information, refer to Note G, Contingencies, to the condensed consolidated financial statements.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended June 30, 2010 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2010	1	$ 24.73	-	5,213
May 1-31, 2010	44	$ 20.32	-	5,213
June 1-30, 2010	72	$ 19.68	-	5,213
Totals	117	$ 19.96	-	5,213

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2) These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: (Removed and Reserved)

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

10.1	Form of Performance Share Units Agreement.

10.2	Form of Restricted Stock Award Agreement.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	August 6, 2010	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	August 6, 2010	/s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer and Treasurer

Date:	August 6, 2010	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

10.1	Form of Performance Share Units Agreement.

10.2	Form of Restricted Stock Award Agreement.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and John J. Stelben, Interim Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.