Form 10-Q
period 2010-09-30
COVENTRY HEALTH CARE INC
filed 2010-11-05
CIK 1054833

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010

Common Stock $.01 Par Value	148,489,914

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,786,587	$1,418,554
Short-term investments	15,093	442,106
Accounts receivable, net	280,834	258,993
Other receivables, net	422,878	496,059
Other current assets	331,875	234,446
Total current assets	2,837,267	2,850,158

Long-term investments	2,278,844	1,994,987
Property and equipment, net	258,059	271,931
Goodwill	2,545,241	2,529,284
Other intangible assets, net	432,991	471,693
Other long-term assets	31,995	48,479
Total assets	$8,384,397	$8,166,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,241,346	$1,605,407
Accounts payable and other accrued liabilities	927,127	682,171
Deferred revenue	120,932	110,855
Total current liabilities	2,289,405	2,398,433

Long-term debt	1,599,304	1,599,027
Other long-term liabilities	439,299	456,518
Total liabilities	4,328,008	4,453,978

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,906	1,905
190,551 issued and 148,443 outstanding in 2010
190,462 issued and 147,990 outstanding in 2009
Treasury stock, at cost; 42,108 in 2010; 42,472 in 2009	(1,269,271)	(1,282,054)
Additional paid-in capital	1,765,685	1,750,113
Accumulated other comprehensive income, net	68,594	41,406
Retained earnings	3,489,475	3,201,184
Total stockholders’ equity	4,056,389	3,712,554
Total liabilities and stockholders’ equity	$8,384,397	$8,166,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Managed care premiums	$2,543,180	$3,153,142	$7,684,263	$9,595,872
Management services	292,601	290,968	878,637	879,507
Total operating revenues	2,835,781	3,444,110	8,562,900	10,475,379

Operating expenses:
Medical costs	1,963,016	2,661,131	6,109,914	8,261,102
Cost of sales	64,638	62,384	187,900	178,280
Selling, general and administrative	481,345	527,173	1,430,505	1,607,142
Charge for provider class action	-	-	278,000	-
Depreciation and amortization	34,839	40,660	104,342	110,309
Total operating expenses	2,543,838	3,291,348	8,110,661	10,156,833

Operating earnings	291,943	152,762	452,239	318,546

Interest expense	20,388	20,697	60,713	64,603
Other income, net	20,667	18,012	59,162	69,773

Earnings before income taxes	292,222	150,077	450,688	323,716

Provision for income taxes	102,277	49,638	162,398	117,462

Income from continuing operations	189,945	100,439	288,290	206,254

Loss from discontinued operations, net of tax	-	(29,810)	-	(73,033)

Net earnings	$189,945	$70,629	$288,290	$133,221

Net earnings per share:
Basic earnings per share from continuing operations	$1.30	$0.68	$1.98	$1.40
Basic loss per share from discontinued operations	-	(0.20)	-	(0.50)
Total basic earnings per share	$1.30	$0.48	$1.98	$0.90

Diluted earnings per share from continuing operations	$1.29	$0.68	$1.96	$1.40
Diluted loss per share from discontinued operations	-	(0.20)	-	(0.50)
Total diluted earnings per share	$1.29	$0.48	$1.96	$0.90

Weighted average common shares outstanding:
Basic	146,167	147,062	145,965	146,956
Effect of dilutive options and restricted stock	1,127	722	1,328	613
Diluted	147,294	147,784	147,293	147,569

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$288,290	$133,221
Adjustments to earnings:
Depreciation and amortization	104,342	112,570
Amortization of stock compensation	31,145	37,332
Charge for provider class action	278,000	-
Loss on disposal of FHSC	-	81,557
Gain on repurchase of debt	-	(8,371)
Changes in assets and liabilities:
Accounts receivable, net	(12,641)	11,476
Medical liabilities	(402,903)	256,542
Accounts payable and other accrued liabilities	(163,019)	131,467
Deferred revenue	6,452	5,831
Other operating activities	91,579	27,218
Net cash from operating activities	221,245	788,843

Cash flows from investing activities:
Capital expenditures, net	(41,380)	(34,795)
Proceeds from sales of investments	481,013	231,904
Proceeds from maturities of investments	515,838	504,896
Purchases of investments	(735,815)	(852,591)
(Payments) / proceeds for acquisitions, net of cash acquired	(70,797)	10,197
Proceeds from FHSC disposal, net	-	115,437
Net cash from investing activities	148,859	(24,952)

Cash flows from financing activities:
Proceeds from issuance of stock	1,432	1,094
Payments for repurchase of stock	(4,495)	(11,745)
Repayment of debt	-	(184,930)
Excess tax benefit from stock compensation	992	423
Net cash from financing activities	(2,071)	(195,158)

Net change in cash and cash equivalents	368,033	568,733

Cash and cash equivalents at beginning of period	1,418,554	1,123,114

Cash and cash equivalents at end of period	$1,786,587	$1,691,847

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

In January 2010, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” was issued.  ASU 2010-06 requires the disclosure of additional information about transfers in and out of Level 1 and Level 2 of the fair value hierarchy, requires the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3), and requires expanded disclosures regarding the determination of fair value measurements. The Company adopted the new disclosure provisions during the first quarter of 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for the Company beginning with the filing of its quarterly filing on Form 10-Q for the quarter ended March 31, 2011.  The adoption of ASU 2010-06 did not affect the Company’s disclosures for the quarter or nine months ended September 30, 2010.

C.	SEGMENT INFORMATION

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

	Quarter Ended September 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,188,983	$373,838	$-	$(19,641)	$2,543,180
Management services	79,869	25,700	189,485	(2,453)	292,601
Total operating revenues	2,268,852	399,538	189,485	(22,094)	2,835,781
Medical costs	1,691,936	290,721	-	(19,641)	1,963,016
Cost of sales	-	-	64,638	-	64,638
Gross margin	$576,916	$108,817	$124,847	$(2,453)	$808,127

Selling, general and administrative					481,345
Depreciation and amortization					34,839
Operating earnings					$291,943

	Quarter Ended September 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$2,829,309	$340,222	$-	$(16,389)	$3,153,142
Management services	81,661	21,617	190,152	(2,462)	290,968
Total operating revenues	2,910,970	361,839	190,152	(18,851)	3,444,110
Medical costs	2,414,910	262,658	-	(16,437)	2,661,131
Cost of sales	-	-	62,384	-	62,384
Gross margin	$496,060	$99,181	$127,768	$(2,414)	$720,595

Selling, general and administrative					527,173
Depreciation and amortization					40,660
Operating earnings					$152,762

	Nine Months Ended September 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$6,420,567	$1,321,617	$-	$(57,921)	$7,684,263
Management services	245,222	75,158	565,635	(7,378)	878,637
Total operating revenues	6,665,789	1,396,775	565,635	(65,299)	8,562,900
Medical costs	5,006,934	1,160,901	-	(57,921)	6,109,914
Cost of sales	-	-	187,900	-	187,900
Gross margin	$1,658,855	$235,874	$377,735	$(7,378)	$2,265,086

Selling, general and administrative					1,430,505
Charge for provider class action					278,000
Depreciation and amortization					104,342
Operating earnings					$452,239

	Nine Months Ended September 30, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$8,376,653	$1,269,138	$-	$(49,919)	$9,595,872
Management services	249,146	68,283	569,846	(7,768)	879,507
Total operating revenues	8,625,799	1,337,421	569,846	(57,687)	10,475,379
Medical costs	7,159,914	1,151,108	-	(49,920)	8,261,102
Cost of sales	-	-	178,280	-	178,280
Gross margin	$1,465,885	$186,313	$391,566	$(7,767)	$2,035,997

Selling, general and administrative					1,607,142
Depreciation and amortization					110,309
Operating earnings					$318,546

D.	ACQUISITIONS

On February 1, 2010 the Company completed its acquisition of Preferred Health Systems, Inc. (“PHS”) in an all-cash transaction for approximately $88.5 million, including excess statutory and working capital.  PHS is a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthens Coventry’s presence in the Kansas market and its overall health plan footprint.

The acquisition was accounted for using the purchase method of accounting and accordingly, PHS' operating results have been included in the Company's consolidated financial statements since the date of acquisition.  The allocation of the purchase price is preliminary and is based upon information that was available to management at the time the consolidated financial statements were prepared.  This acquisition is not material to the Company’s Condensed Consolidated Financial Statements. As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At September 30, 2010, the liability was not significant.

E.	DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC.  In accordance with FASB Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations,” FHSC’s earnings and the impairment of its goodwill for the prior year quarter and nine months ended September 30, 2009 are presented as loss from discontinued operations, net of tax in the Company’s consolidated statements of operations. The following table summarizes FHSC discontinued operations information for the periods presented (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

FHSC revenues	$-	$10,538	$-	$89,808

FHSC (loss) earnings, before taxes	-	(2,255)	-	14,218
FHSC goodwill impairment, before taxes	-	-	-	(72,373)
Loss on disposal of FHSC, before taxes	-	(4,123)	-	(4,123)
Loss from discontinued operations, before taxes	-	(6,378)	-	(62,278)
Tax provision on loss from discontinued operations	-	23,432	-	10,755
Loss from discontinued operations, net of tax	$-	$(29,810)	$-	$(73,033)

F.	DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

5.875% Senior notes due 1/15/12	$233,903	$233,903
6.125% Senior notes due 1/15/15	228,845	228,845
5.95% Senior notes due 3/15/17, net of unamortized discount
of $916 at September 30, 2010	382,319	382,213
6.30% Senior notes due 8/15/14, net of unamortized discount
of $890 at September 30, 2010	374,208	374,037
Revolving Credit Facility due 7/11/12, 0.86% weighted
average interest rate for the nine-month period ended September 30, 2010	380,029	380,029
Total Debt	$1,599,304	$1,599,027

The Company’s credit facility and senior notes contain covenants and restrictions regarding, among other things, additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions, and consolidations or mergers. The Company’s credit facility also requires compliance with a 3:1 leverage ratio.   The Company’s credit facility and certain of its senior notes also include as an event of default the entry of a judgment against the Company or a subsidiary in excess of a specified amount ($50 million in the case of the credit agreement and $20 million in the case of the applicable senior notes) if enforcement proceedings are commenced or if enforcement is not stayed for a period of 30 consecutive days.  As described in Note G, Contingencies, to the condensed consolidated financial statements, the Company had filed an appeal with the State intermediate appellate court of the partial summary judgment against First Health Group Corp. (“FHGC”) which was denied. FHGC has filed an application for a writ of appeal with the Louisiana Supreme Court with respect to the class decertification order and the partial summary judgment order. The decision to grant or deny the application for a writ of appeal is at the discretion of the Louisiana Supreme Court. Both applications are still pending before the Louisiana Supreme Court and enforcement of the judgment is stayed pending a determination regarding this request. The Company has sufficient funds to satisfy this judgment before enforcement proceedings would begin.  As of September 30, 2010, the Company was in compliance with all applicable covenants and restrictions under its senior notes and credit facility.

G.	CONTINGENCIES

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating with the investigation and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this inquiry will have a material adverse effect on its financial position or results of operations.

 FHGC, a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third party administrators (“TPAs”) for employers who self-insure workers’ compensation benefits, contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

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

 Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under the Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment. The trial court granted the motion despite the fact that (1) the court lacked jurisdiction due to the appeal filed by FHGC challenging the denial of its motion to decertify the class; (2) there were no named class representatives because all four named plaintiffs had been enjoined from pursuing their claims against FHGC; (3) none of the providers in the class ever submitted a claim for payment to FHGC and therefore FHGC never made any discounted payments to any of the providers in the class in the absence of notice; (4) FHGC has contracted directly with every provider in the class and therefore, under the Act’s express language, FHGC was exempt from giving notice under the Act; and (5) the claims of the provider plaintiffs are time barred. The amount of the partial judgment was for $262 million. Class counsel will likely claim prejudgment interest and attorneys’ fees in addition to the $262 million judgment plus post judgment interest.  FHGC appealed both the partial summary judgment order and the denial of class decertification order to the state’s intermediate appellate court. Both appeals were denied by the intermediate appellate court.  FHGC has filed an application for a writ of appeal with the Louisiana Supreme Court with respect to the class decertification order and the partial summary judgment order. The decision to grant or deny the application for a writ of appeal is at the discretion of the Louisiana Supreme Court. Both applications are still pending before the Louisiana Supreme Court.  FHGC also filed a motion with the federal court to enforce the federal court’s prior judgments and for sanctions against the provider plaintiffs for violating those judgments which barred and enjoined them from pursuing their claims against FHGC in the state courts. That motion also sought to enjoin the state courts from proceeding in order to protect and effectuate the federal court’s judgments.  FHGC’s motion was denied by the federal court.

 As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings during the second quarter of 2010.  This amount represents the $262 million judgment amount plus post judgment interest and is included in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  The Company has accrued for legal fees expected to be incurred related to this case as well as post judgment interest subsequent to the second quarter charge, which are included in “accounts payable and other accrued liabilities” in the accompanying balance sheets.

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

H.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net earnings	$189,945	$70,629	$288,290	$133,221
Other comprehensive income:
Unrealized holding gains	25,459	35,018	52,765	53,390
Reclassification adjustments, net	(2,457)	2,871	(8,196)	7,667
Other comprehensive income, before income taxes	23,002	37,889	44,569	61,057
Income tax provision	(8,971)	(14,777)	(17,381)	(23,812)
Other comprehensive income, net of income taxes	14,031	23,112	27,188	37,245
Comprehensive income	$203,976	$93,741	$315,478	$170,466

I.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company considers all of its investments as available-for-sale securities and accordingly records unrealized gains and losses within accumulated other comprehensive income in the stockholders’ equity section of its consolidated balance sheets.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of September 30, 2010
State and municipal bonds	$880,510	$55,745	$(69)	$936,186
US Treasury securities	123,272	5,121	(1)	128,392
Government-sponsored enterprise securities (1)	324,977	9,492	-	334,469
Residential mortgage-backed securities (2)	313,320	12,998	(422)	325,896
Commercial mortgage-backed securities	23,182	1,285	-	24,467
Asset-backed securities (3)	37,656	1,615	(213)	39,058
Corporate debt and other securities	446,230	26,902	(7)	473,125
	$2,149,147	$113,158	$(712)	$2,261,593
Equity investments (4)				32,344
				$2,293,937

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2009
State and municipal bonds	$863,561	$37,392	$(1,371)	$899,582
US Treasury securities	566,057	2,572	(32)	568,597
Government-sponsored enterprise securities (1)	231,645	4,225	(330)	235,540
Residential mortgage-backed securities (2)	229,665	10,581	(932)	239,314
Commercial mortgage-backed securities	26,891	344	(507)	26,728
Asset-backed securities (3)	48,434	4,441	(1,170)	51,705
Corporate debt and other securities	357,594	12,373	(1,091)	368,876
	$2,323,847	$71,928	$(5,433)	$2,390,342
Equity investments (4)				46,751
				$2,437,093

(1)	Includes FDIC insured Temporary Liquidity Guarantee Program securities.

(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.

(3)	Includes auto loans, credit card debt, and rate reduction bonds.

(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$174,651	$175,878	$612,960	$616,177
1 to 5 years	909,759	954,803	753,697	780,908
5 to 10 years	486,344	524,162	440,552	459,092
Over 10 years	578,393	606,750	516,638	534,165
Total	$2,149,147	$2,261,593	$2,323,847	$2,390,342

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the over 10 year category.   Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $14.2 million and gross investment losses of $4.3 million were realized on investment sales for the nine months ended September 30, 2010. This compares to gross investment gains of $10.1 million and gross investment losses of $2.4 million that were realized on sales for the nine months ended September 30, 2009.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statement of operations.

The following tables present the Company’s investments’ gross unrealized losses and estimated fair value, at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At September 30, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$8,301	$(69)	$-	$-	$8,301	$(69)
US Treasury securities	924	(1)	-	-	924	(1)
Government sponsored enterprises	-	-	-	-	-	-
Residential mortgage-backed securities	40,882	(73)	417	(349)	41,299	(422)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	2,944	(213)	2,944	(213)
Corporate debt and other securities	671	(7)	-	-	671	(7)
Total	$50,778	$(150)	$3,361	$(562)	$54,139	$(712)

At December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$49,963	$(833)	$12,898	$(538)	$62,861	$(1,371)
US Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$254,000	$(2,948)	$30,391	$(2,485)	$284,391	$(5,433)

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

The following tables present the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,786,587	$223,602	$1,562,985	$-
State and municipal bonds	936,186	-	936,186	-
US Treasury securities	128,392	128,392	-	-
Government-sponsored enterprise securities	334,469	-	334,469	-
Residential mortgage-backed securities	325,896	-	323,920	1,976
Commercial mortgage-backed securities	24,467	-	24,467	-
Asset-backed securities	39,058	-	38,919	139
Corporate debt and other securities	473,125	-	471,696	1,429
Total	$4,048,180	$351,994	$3,692,642	$3,544

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,418,554	$398,073	$1,020,481	$-
State and municipal bonds	899,582	-	899,582	-
US Treasury securities	568,597	568,597	-	-
Government-sponsored enterprise securities	235,540	-	235,540	-
Residential mortgage-backed securities	239,314	-	236,214	3,100
Commercial mortgage-backed securities	26,728	-	26,728	-
Asset-backed securities	51,705	-	47,267	4,438
Corporate debt and other securities	368,876	-	360,250	8,626
Total	$3,808,896	$966,670	$2,826,062	$16,164

The following tables provide a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the quarters and nine months ended September 30, 2010 and 2009 (in thousands):

Quarter Ended September 30, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, July 1, 2010	$9,519	$-	$2,068	$160	$7,291
Transfers to (from) Level 3 (1)	(522)	-	-	-	(522)
Total gains or losses (realized / unrealized)
Included in earnings	2,085	-	88	33	1,964
Included in other comprehensive income	(1,898)	-	(29)	(21)	(1,848)
Purchases, issuances and settlements, net	(5,640)	-	(151)	(33)	(5,456)
Ending Balance, September 30, 2010	$3,544	$-	$1,976	$139	$1,429

Quarter Ended September 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, July 1, 2009	$20,176	$5,430	$935	$2,600	$11,211
Transfers to (from) Level 3	(935)	-	(935)	-	-
Total gains or losses (realized / unrealized)
Included in earnings	4,662	-	1,540	338	2,784
Included in other comprehensive income	51	-	39	-	12
Purchases, issuances and settlements, net	(9,119)	-	(1,579)	(477)	(7,063)
Ending Balance, September 30, 2009	$14,835	$5,430	$-	$2,461	$6,944

Nine Months Ended September 30, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$-	$3,100	$4,438	$8,626
Transfers to (from) Level 3 (1)	(522)	-	(470)	470	(522)
Total gains or losses (realized / unrealized)
Included in earnings	7,225	-	288	3,142	3,795
Included in other comprehensive income	(6,759)	-	(482)	(2,931)	(3,346)
Purchases, issuances and settlements, net	(12,564)	-	(460)	(4,980)	(7,124)
Ending Balance, September 30, 2010	$3,544	$-	$1,976	$139	$1,429

Nine Months Ended September 30, 2009

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2009	$23,155	$7,980	$-	$2,249	$12,926
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	9,676	850	2,958	1,124	4,744
Included in other comprehensive income	461	-	-	491	(30)
Purchases, issuances and settlements, net	(18,457)	(3,400)	(2,958)	(1,403)	(10,696)
Ending Balance, September 30, 2009	$14,835	$5,430	$-	$2,461	$6,944

(1) During the quarter ended September 30, 2010, one investment previously classified as Level 3 was reclassified to Level 2 because observable market data became available to price this security.

J.	STOCK-BASED COMPENSATION

Stock Options

The Company granted 1.6 million stock options during the nine months ended September 30, 2010. The Company recorded compensation expense related to stock options of approximately $4.8 million and $8.1 million for the quarters ended September 30, 2010 and 2009, respectively, and $16.3 million and $21.8 million for the nine months ended September 30, 2010 and 2009, respectively. The total intrinsic value of options exercised was $0.1 million and $0.5 million for the quarters ended September 30, 2010 and 2009, respectively, and $0.5 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $27.7 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2010	13,033	$35.67
Granted	1,636	$20.71
Exercised	(89)	$16.07
Cancelled and expired	(1,139)	$42.62
Outstanding at September 30, 2010	13,441	$33.39	22,906	5.51
Exercisable at September 30, 2010	8,995	$37.86	10,101	4.09

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2010 to derive the assumptions used in the valuation model is consistent with that used in 2009. The following average values and weighted-average assumptions for the quarters and nine months ended September 30, 2010 and 2009 were used for option grants.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Black-Scholes-Merton Value	$6.94	$8.53	$7.42	$7.09
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	2.0%	1.4%	1.7%
Expected volatility	43.8%	52.9%	47.6%	60.9%
Expected life (in years)	3.4	3.3	3.5	3.8

Restricted Stock Awards

The Company awarded 0.8 million shares of restricted stock in the nine months ended September 30, 2010.  The value of the restricted shares is amortized over various vesting periods through 2014. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $5.1 million and $5.5 million for the quarters ended September 30, 2010 and 2009, respectively, and $14.8 million and $15.5 million for the nine months ended September 30, 2010 and 2009, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $33.4 million at September 30, 2010, and is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $13.0 million and $7.6 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2010:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2010	2,226	$24.43
Awarded	755	$20.97
Vested	(611)	$26.69
Forfeited	(182)	$24.66
Nonvested, September 30, 2010	2,188	$22.58

Performance Share Units

During the nine months ended September 30, 2010, the Company granted performance share units (“PSUs”). The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over periods through 2011.  All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company. The related liability on the Company’s books at September 30, 2010 and December 31, 2009 was $13.4 million and $13.8 million, respectively. During the three and nine months ended September 30, 2010, the Company recorded compensation expense related to the PSUs of approximately $6.1 million and $10.5 million, respectively. During the nine months ended September 30, 2010 the Company paid $10.9 million for PSUs that vested December 31, 2009. The Company recognized compensation expense related to the PSUs of $5.0 million and $7.1 million for the quarter and nine months ended September 30, 2009, respectively.

The following table summarizes PSU activity for the nine months ended September 30, 2010:

Units
(in thousands)
Outstanding, January 1, 2010	368
Granted	884
Vested	-
Forfeited	(45)
Outstanding, September 30, 2010	1,207

K.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 11.4 million and 11.7 million shares for the quarters ended September 30, 2010 and 2009, respectively, and 10.4 million and 12.5 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $18.1 million and $14.7 million for the quarters ended September 30, 2010 and 2009, respectively, and $53.5 million and $49.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $47.3 million, which represents four months of health insurance premiums.  As the receivable is from a governmental entity which has been making payments, including accrued interest on late payments, we believe that the full receivable balance will ultimately be realized and therefore we have not reserved against the outstanding balance.  The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies.  For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

 The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of September 30, 2010.  The Company has a risk of incurring losses if such allowances are not adequate.

L.	SUBSEQUENT EVENTS

On October 1, 2010, the Company completed its previously announced acquisition of MHP, Inc. and its subsidiaries (“Mercy Health Plans”), previously wholly-owned by Sisters of Mercy Health System.  Mercy Health Plans is a diversified health plan with approximately 90,000 commercial risk members, 60,000 commercial self-funded members, and 30,000 Medicare Advantage Coordinated Care members throughout Missouri and northwest Arkansas.  This acquisition is not material to the Company’s Condensed Consolidated Financial Statements.

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

 The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including the critical accounting policies discussed therein.

Summary of Third Quarter 2010 Performance

•	Net earnings of $189.9 million.
•	Diluted earnings per share of $1.29.
•	Cash flow from operations was an inflow of $221.2 million.
•	Operating earnings as a percentage of revenues was 10.3%, up from 4.4% in the prior year quarter.

New Accounting Standards

For this information, refer to Note B, New Accounting Standards, to the condensed consolidated financial statements.

Membership

The following table presents our membership (in thousands):

	As of September 30,
Membership by Product	2010	2009
Health Plan Commercial Risk	1,533	1,431
Health Plan Commercial ASO	636	689
Medicare Advantage CCP	193	185
Medicaid Risk	462	391
Health Plan Total	2,824	2,696

Medicare Advantage PFFS	-	336
Other National Risk	-	5
Other National ASO	462	567
Total Medical Membership	3,286	3,604

Medicare Part D	1,618	1,636

Total Membership	4,904	5,240

Total Health Plan membership increased 128,000 compared to September 30, 2009, reflecting an increase in Commercial membership from our acquisition of Preferred Health Systems, Inc. (“PHS”) in the first quarter of 2010 and an increase in Medicaid Risk membership. Medicaid membership increased as we began enrolling Medicaid members in the Commonwealth of Pennsylvania on April 1, 2010 and the state of Nebraska on August 1, 2010, as well as steady growth in other Medicaid markets due to higher unemployment.  These increases were partially offset by Commercial ASO membership losses that were the result of group terminations outpacing new sales.

The decrease in Medicare Advantage Private-Fee-for-Service (“PFFS”) membership of 336,000 is due to our decision not to renew our PFFS product for the 2010 plan year.  Other National ASO membership decreased 105,000 members primarily due to the attrition of membership associated with our loss of National Accounts business compared to 2009.

The decrease in Medicare Part D membership of 18,000 is the result of the Public Employees Insurance Agency (“PEIA”) decision not to renew its contract which ended on June 30, 2010, partially offset by our successful open enrollment period for 2010 and mid-year enrollments.

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

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters and nine months ended September 30, 2010 and 2009 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Total operating revenues	$2,835,781	$3,444,110	(17.7%)	$8,562,900	$10,475,379	(18.3%)
Charge for provider class action	$-	$-	-	$278,000	$-	100%
Operating earnings	$291,943	$152,762	91.1%	$452,239	$318,546	42%
Operating earnings as a percentage of revenues	10.3%	4.4%	5.9%	5.3%	3.0%	2.3%
Income from continuing operations	$189,945	$100,439	89.1%	$288,290	$206,254	39.8%
Selling, general and administrative as a percentage of revenue	17.0%	15.3%	1.7%	16.7%	15.3%	1.4%

Comparison of Quarters Ended September 30, 2010 and 2009

Managed care premiums revenue decreased from the prior year quarter as a result of our exit from the PFFS product line effective January 1, 2010.  The exit from the PFFS product line accounted for a decline of $751.4 million.  Partially offsetting this decrease was an increase in Commercial Risk revenue primarily due to the acquisition of PHS on February 1, 2010 and an increase in Medicare Part D revenue due to a smaller adjustment of risk share premiums during the current quarter as a result of a change in benefit plan design.

Medical costs decreased from the prior year quarter as a result of not renewing the PFFS product line. Additionally, Medicare Coordinated Care Plan, (“CCP”) medical costs decreased primarily due to demographic changes within the product.  Total medical costs as a percentage of premium revenue (“medical loss ratio,” or “MLR”) decreased 7.2% over the prior year quarter, to 77.2% from 84.4% as a result of the change in the mix of business resulting from the exit from the PFFS product, which had a higher MLR. Additionally, the MLR declined during the current year quarter for the Commercial Risk and Medicare CCP products, as discussed in the segment results of operations discussion that follows.

Selling, general and administrative expense decreased from the prior year quarter primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees compared to the prior year quarter associated with the exit from the PFFS product on January 1, 2010, but also due to continued general headcount reductions.  Broker commissions decreased primarily as a result of the exit from the PFFS product.   Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased slightly as a result of the large decrease in operating revenues in the current year quarter associated with the exit from the PFFS product which had a high premium rate.

 Depreciation and amortization decreased during the current year quarter as a result of the prior year quarter including a write down in value of $5.3 million for certain long-lived assets.

Other income, net increased slightly during the current quarter due to an increase in interest income during the current period.

The effective tax rate increased to 35.0% as compared to 33.1% for the prior year quarter, primarily as a result of a change in the proportion of earnings in states with lower tax rates.

Comparison of Nine Months Ended September 30, 2010 and 2009

Managed care premiums revenue decreased from the prior year nine month period as a result of our exit from the PFFS product line.  This exit accounted for a decline of $2.165 billion in revenue during the current nine month period.  Partially offsetting this decrease was an increase in revenue from Medicare CCP due to an increase in membership, an increase in Commercial Risk revenue primarily due to the acquisition of PHS, and an increase in Medicare Part D revenue due to higher membership during the first and second quarter of 2010.

Medical costs decreased from the prior year nine month period primarily as a result of our not renewing the PFFS product.  The MLR decreased 6.6% over the prior year nine month period to 79.5% from 86.1% as a result of the change in the mix of business resulting from the exit of the PFFS product, which had a higher MLR of 92.3%.

Cost of sales increased during the current nine month period due to the growth of our pharmacy benefit management program in the Workers’ Compensation division.

Selling, general and administrative expense decreased from the prior year nine month period primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees associated with the non-renewal of the PFFS product and continued general headcount reductions.    Additionally, salaries and benefits declined as a result of executive severance accruals that occurred during the prior nine month period that did not occur in the current nine month period.  Broker commissions decreased primarily as a result of the non-renewal of the PFFS product.  Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased slightly as a result of the large decrease in operating revenues in the current nine month period associated with the non-renewal of the PFFS product which had a high premium rate.

The charge for provider class action results from the Court Of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court.  As of September 30, 2010 this amount was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  For additional information regarding this matter, refer to Note G, Contingencies, to the condensed consolidated financial statements.

 Depreciation and amortization decreased during the current year nine month period as a result of a write down in value of certain long-lived assets in the prior year period.

Interest expense decreased during the current nine month period due to the lower average debt balance outstanding compared to the prior nine month period.

Other income, net decreased during the current nine month period as the prior nine month period included a gain on the repayment of outstanding debt.  Additionally, income from our equity method investments was lower during the current nine month period.  The decrease was partially offset by an increase in interest income earned during the current nine month period.

The provision for income taxes increased from the prior year due to the increase in earnings.  The change in the effective tax rate was not significant.

Segment Results from Continuing Operations

Continuing Operations	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$1,380,019	$1,279,571	$100,448	$4,064,696	$3,917,436	$147,260
Commercial Management Services	79,869	81,661	(1,792)	245,222	249,146	(3,924)
Medicare Advantage	522,202	1,268,592	(746,390)	1,534,877	3,654,193	(2,119,316)
Medicaid	286,762	281,146	5,616	820,994	805,024	15,970
Health Plan and Medical Services	2,268,852	2,910,970	(642,118)	6,665,789	8,625,799	(1,960,010)
Medicare Part D	348,784	316,654	32,130	1,246,257	1,197,867	48,390
Other Premiums	25,054	23,568	1,486	75,360	71,271	4,089
Other Management Services	25,700	21,617	4,083	75,158	68,283	6,875
Specialized Managed Care	399,538	361,839	37,699	1,396,775	1,337,421	59,354
Workers’ Compensation	189,485	190,152	(667)	565,635	569,846	(4,211)
Other/Eliminations	(22,094)	(18,851)	(3,243)	(65,299)	(57,687)	(7,612)
Total Operating Revenues	$2,835,781	$3,444,110	$(608,329)	$8,562,900	$10,475,379	$(1,912,479)

Gross Margin (in thousands)

Health Plan and Medical Services	$576,916	$496,060	$80,856	$1,658,855	$1,465,885	$192,970
Specialized Managed Care	108,817	99,181	9,636	235,874	186,313	49,561
Workers’ Compensation	124,847	127,768	(2,921)	377,735	391,566	(13,831)
Other/Eliminations	(2,453)	(2,414)	(39)	(7,378)	(7,767)	389
Total Gross Margin	$808,127	$720,595	$87,532	$2,265,086	$2,035,997	$229,089

Revenue and Medical Cost Statistics

Managed Care Premium Yields (per member per month):
Health Plan Commercial Risk	$315.82	$304.13	3.8%	$313.95	$300.01	4.6%
Medicare Advantage (1) (2)	$899.89	$853.90	5.4%	$884.22	$857.04	3.2%
Medicare Part D (3)	$87.56	$84.63	3.5%	$88.70	$84.76	4.6%
Medicaid	$215.51	$239.22	(9.9%)	$217.29	$233.87	(7.1%)
Medical Loss Ratios:
Health Plan Commercial Risk	76.8%	82.1%	(5.3%)	78.4%	81.6%	(3.2%)
Medicare Advantage (2)	77.0%	89.4%	(12.4%)	81.3%	90.1%	(8.8%)
Medicare Part D	79.0%	79.4%	(0.4%)	89.2%	91.9%	(2.7%)
Medicaid	89.0%	86.1%	2.9%	85.8%	88.2%	(2.4%)
Total MLR	77.2%	84.4%	(7.2%)	79.5%	86.1%	(6.6%)
(1) Revenue per member per month excludes the effect of revenue ceded to external parties.
(2) Beginning Q1 2010 excludes the PFFS product, which was not renewed effective January 1, 2010.
(3) Revenue per member per month excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters and Nine Months Ended September 30, 2010 and 2009

Health Plan and Medical Services division revenue decreased for the quarter and nine months ended September 30, 2010, primarily due to our exit from the PFFS product line.  Partially offsetting this decrease in revenue was an increase in Medicare CCP and Commercial Risk revenue.  The increase in Medicare CCP revenue was attributable to the increase in membership associated with that product. The increase in Commercial Risk revenue was primarily due to the acquisition of PHS.    Excluding the effect of acquiring PHS, there was a decline in Commercial Risk revenue for the nine months ended September 30, 2010 due to lower organic membership in the first and second quarters of 2010 compared to 2009.  There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  The Medicare Advantage premium per member per month increased as a result of the exit from the PFFS product which had a lower premium rate than the Medicare CCP product.  The PFFS premium yield was lower than the Medicare CCP premium rate since it typically did not include a pharmacy benefit. Additionally, the Medicaid premium per member per month decreased as a result of program benefit changes in Missouri, our largest Medicaid market.  Effective October 1, 2009, the pharmacy benefit was carved out of the program and thus was no longer included in the Missouri Medicaid rate payment.  However, offsetting the decline in Medicaid revenue associated with the lower rates was an increase in Medicaid membership across our various markets.

Gross margin increased for the quarter and nine months ended September 30, 2010, primarily due to the improved medical loss ratios for the Health Plan Commercial Risk and Medicare CCP products. The Commercial Risk MLR decreased from the prior year quarter primarily due to the lower than expected utilization trends and more benign flu season during the early portion of 2010. The Medicare CCP MLR decrease resulted from lower than expected utilization trends and demographic changes within the product.

Specialized Managed Care Division

       Quarters and Nine Months Ended September 30, 2010 and 2009

Specialized Managed Care division revenue increased for the quarter and nine months ended September 30, 2010, primarily due to an increase in Medicare Part D revenue which resulted from the higher membership volumes in the early portion of 2010.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $86.09 in 2010 compared to $85.25 in 2009.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for the nine month periods ending September 30, 2010 increased to $88.70 compared to $84.76 in 2009, primarily due to pharmacy cost trend.

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

The increase in gross margin for the quarter and nine months ended September 30, 2010, was primarily driven by improved MLR for the Medicare Part D product in 2010 compared to the prior year periods.  Due to the Medicare Part D program design, losses are experienced on this product at the beginning of a benefit year.  As in previous years, we expect our Medicare Part D product offering to be profitable on a full year basis.  The improvement in MLR was the result of a change in benefit plan design in 2010 that includes new deductibles, and increased deductibles, which recognize a greater portion of costs in the latter part of the benefit plan year.

Workers’ Compensation Division

       Quarters and Nine Months Ended September 30, 2010 and 2009

Revenue in the Workers’ Compensation division decreased slightly from the prior year quarter and nine months ended period primarily due to a decline in volume in our network and clinical programs, partially offset by the growth of our pharmacy benefit management program.

Gross margin decreased for the current year quarter and nine months ended September 30, 2010 due to declines in our network and clinical program volumes, which are higher margin products, partially offset by revenue increases attributable to the growth of our pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA+” and a modified duration of 3.63 years as of September 30, 2010. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments (excluding deposits of $80.6 million at September 30, 2010 and $75.3 million at December 31, 2009 that are restricted under state regulations) increased by $219.5 million to $4.0 billion at September 30, 2010, from $3.8 billion at December 31, 2009.

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

Cash Flows

Net cash from operating activities for the nine months ended September 30, 2010, was an inflow primarily due to strong net earnings generated by our normal operations during the period.  The nine months ended September 30, 2010 operating cash inflows were partially offset by outflows from medical claim liabilities associated with the non-renewal of the PFFS product.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  The cash outflows for PFFS for the nine months ended September 30, 2010 were approximately $332 million.  Also partially offsetting the operating cash inflow for the period was a decrease in other payables primarily as a result of the timing of Federal and State income tax payments.

 Our net cash from operating activities for the nine months ended September 30, 2010 was lower than the corresponding 2009 period as the current year period reflects the medical claim payments associated with the PFFS product run out.  For the nine months ended September 30, 2009, we experienced large positive cash flows from operating activities primarily due to membership growth across the Medicare business.

 Net cash from investing activities for the nine months ended September 30, 2010 was an inflow due to proceeds received from investment maturities and sales during the period, partially offset by investment purchases and the payment for our acquisition of PHS, net of cash acquired.

 Projected capital expenditures for fiscal year 2010 are estimated at $55 to $65 million and consist primarily of computer hardware, software and other equipment.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the nine months ended September 30, 2010, we received $157.3 million in dividends from our regulated subsidiaries and we made $0.5 million in capital contributions to them.  We had $1.8 billion of regulated capital and surplus at September 30, 2010.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $976.9 million and $713.0 million at September 30, 2010 and December 31, 2009, respectively.  The increase primarily resulted from earnings from our non-regulated entities and dividends received from our regulated subsidiaries partially offset by cash used for the acquisition of PHS.

Outlook

General

Health Plan and Medical Services Division – We expect our Commercial Risk membership will be approximately flat for the year, excluding the addition of the acquisition of PHS on February 1, 2010 and its Commercial Risk membership of approximately 100,000 members and the acquisition of MHP on October 1, 2010 and its approximate 90,000 Commercial Risk members.  The forecasted health plan commercial group risk medical loss ratio including PHS and MHP for the relevant periods owned during 2010 is expected to be in the range of 79.0% to 79.5%.  Overall, we still expect the acquisitions of PHS and MHP to be immaterial to 2010 earnings.

As previously announced, we have decided not to renew our PFFS product for the 2010 plan year. There will be a claims run out period for this product in 2010, which was adequately reserved for as of the 2009 year end.

For our Health Plan based Medicare Advantage product excluding MHP, we currently are forecasting membership to be up in the low single digits for 2010 compared to 2009 results. MHP adds approximately 30,000 Medicare Advantage members to the Company as of October 1st.  We expect the 2010 Medicare Advantage MLR to be in the low 80%s.

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

Regarding our balance sheet and liquidity, we ended the third quarter with approximately $650 million in deployable free cash at the parent level, which already reflects a deduction for the MHP acquisition payment that was made on October 1, 2010. We had approximately $1.92 billion in cash, cash equivalents and U.S. Treasury securities on a consolidated basis at the end of the third quarter. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries, and to maintain liquidity.

Regarding our effective tax rate, after consideration for the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), we expect it will range from 36.0% to 36.5% for the full year of 2010.

       Health Care Reform

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

Beginning January 1, 2011, PPACA mandates minimum medical benefit ratios for health plans such that non-medical costs may not exceed 15% of the premium revenue for the large group market and 20% for the small group and individual markets.  If a plan exceeds these ratios, PPACA will require the plan to rebate to its enrollees (or for Medicare Advantage plans, to Centers for Medicare and Medicaid Services) the amount of the excess.  We continue to focus on selling, general and administrative expense efficiencies and on maintaining medical loss ratios across our business lines at levels that we believe will contribute to continued profitability.

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

PPACA and state reform efforts, whether independent of or related to PPACA, represent significant change across the health insurance industry, the effect of which is not fully known due to PPACA’s complexity, the numerous regulations still to be issued or finalized that will detail its requirements, the lack of interpretive guidance, the gradual implementation and possible amendment of PPACA, and uncertainty around state reform efforts.  We cannot predict the full effect of PPACA and state reform efforts at this time or assure you that those changes will not have an adverse effect on our business or results of operations.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended September 30, 2010 (in thousands, except average price paid per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2010	-	$-	-	5,213
August 1-31, 2010	3	$20.56	-	5,213
September 1-30, 2010	37	$21.64	-	5,213
Totals	40	$21.54	-	5,213

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	November 5, 2010	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date:	November 5, 2010	/s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer and Treasurer

Date:	November 5, 2010	/s/ John J. Ruhlmann
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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.