Form 10-K
period 2010-12-31
COVENTRY HEALTH CARE INC
filed 2011-02-25
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $2,624,188,069.

As of January 31, 2011, there were 149,775,281 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.
FORM 10-K

PART I
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are defined as statements that are not historical facts and include those statements relating to future events or future financial performance. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “Coventry,” “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2010.

These forward-looking statements may be affected by a number of factors, including, but not limited to those contained in Item 1A, “Risk Factors,” of this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the factors that may materially affect our business, operations or financial condition are the ability to accurately estimate and control future health care costs; the ability to increase premiums to offset increases in our health care costs; general economic conditions and disruptions in the financial markets; changes in laws or regulations or government investigations; changes in government funding and various other risks associated with our participation in Medicare and Medicaid programs; a reduction in the number of members in our health plans; the ability to acquire additional managed care business and to successfully integrate acquired businesses into our operations; an ability to attract new members or to increase or maintain our premium rates; the non-renewal or termination of our government contracts or unsuccessful bids for business with government agencies; failure of our independent agents and brokers to continue to market our products to employers; a failure to obtain cost-effective agreements with a sufficient number of providers that could result in higher medical costs and a decrease in our membership; negative publicity regarding the managed health care industry generally or our Company in particular; a failure to effectively protect, maintain and develop our information technology systems; periodic reviews, audits and investigations under our contracts with federal and state government agencies; litigation including litigation based on new or evolving legal theories; volatility in our stock price and trading volume; our indebtedness, which imposes certain restrictions on our business and operations; an inability to generate sufficient cash to service our indebtedness; a substantial amount of our cash flow is generated by regulated subsidiaries; our certificate of incorporation and bylaws and Delaware law, which could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable; and an impairment of our intangible assets.

Item 1: Business

General

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies.  Through our Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation reportable segments, which we also refer to as “Divisions,” we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Coventry was incorporated under the laws of the State of Delaware on December 17, 1997 and is the successor to Coventry Corporation, which was incorporated on November 21, 1986. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as recent press releases can be accessed free of charge on the Internet at www.coventryhealthcare.com.

Our Health Plan and Medical Services Division is primarily comprised of our traditional health plan commercial risk, Medicare Advantage and Medicaid products.  Our health plans offer commercial risk products, including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products, to individuals and employer groups of all sizes.  We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks, including all medical and administrative costs.  Additionally, through this Division we contract with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offer managed care and administrative products to businesses that self-insure the health care benefits of their employees where we perform administrative services only (“ASO”), including medical claims administration, pharmacy benefits management and clinical programs such as utilization management and quality assurance for a fixed fee with the customer assuming the risk for medical costs. Within these products, we also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”) to our commercial customers.  This Division provides comprehensive health benefits on a risk basis to members participating in the Medicare Advantage HMO, Medicare Advantage PPO, and Medicaid programs for which it receives premium payments from federal and state governments.  Through December 31, 2009, this Division also provided services to members participating in Medicare Advantage Private-Fee-For-Service (“PFFS”).  Effective January 1, 2010, we did not renew the Medicare PFFS product for the 2010 plan year. This Division also contains our dental services business.

 We operate local health plans that serve 24 markets, primarily in the Mid-Atlantic, Midwest, Mountain West and Southeast United States.  Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, Group Health Plan, HealthAmerica, HealthAssurance, HealthCare USA, Mercy Health Plans, OmniCare, PersonalCare, Preferred Health Systems, Southern Health, and WellPath. Our health plans generally are located in small to mid-sized metropolitan areas.  For a complete list of our subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.

Our Specialized Managed Care Division includes Medicare Part D, network rental, and our behavioral health benefits businesses.  Our Medicare Part D program provides eligible beneficiaries access to prescription drug coverage and receives premium payments from the federal government.  Our network rental business offers provider network rental services through a national PPO network to national, regional and local third-party administrators (“TPA”) and insurance carriers.  Our behavioral health benefits business provides coordination of comprehensive mental health and substance abuse treatment.  Additionally, as discussed in Note D, Discontinued Operations, to the consolidated financial statements, prior to its sale on July 31, 2009, our Medicaid/Public entity (“Public Sector”) provided products and services to state Medicaid agencies and other government funded programs.

Our Workers’ Compensation Division is comprised of our workers’ compensation services businesses which provide fee-based, managed care services such as provider network access, bill review, care management services and pharmacy benefit management to underwriters and administrators of workers’ compensation insurance and large employer groups.

Health Plan and Medical Services Division

Health Plan Commercial Risk Products

Our health plans offer employer groups a full range of commercial risk products designed to meet the needs and objectives of a wide range of employers and members as well as to comply with regulatory requirements.  Our health plans also offer major medical and high-deductible products to individual consumers.  The distribution of these products is through independent licensed brokers, directly from our sales organization or through our website.  Our health plans had 1.6 million commercial risk members as of December 31, 2010 that accounted for $5.2 billion of revenue in 2010.

Our health plan products vary with respect to product features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly premium covers all HMO services although benefit plans typically require co-payments or deductibles in addition to the basic premium. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical reimbursement or indemnity policies. Furthermore, many of our HMO products have added features to more easily allow “direct access” to providers.

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

Commercial Management Services Products

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically include medical claims administration, pharmacy benefits management, utilization management and quality assurance. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are generally also available to ASO customers.  These ASO arrangements, through which our health plans typically do not assume underwriting risk, include a fixed fee for these management services and access to our provider networks. As of December 31, 2010, our health plans had approximately 698,000 non-risk health plan members.

We offer stop-loss insurance to enable us to serve as an integrated, single source for the managed care needs of our self-insured clients. Stop-loss policies help curtail the risk assumed by our self-insured clients by covering such clients’ expenses after they have paid out a predetermined amount.  Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance.

In addition, we provide management services to plans in the FEHBP, which is the largest employer-sponsored group health program in the United States. In the FEHBP, federal employees have the opportunity to choose a health benefits carrier from a number of offered plans each year. We provide management services and/or serve as the plan administrator to multiple FEHBP plan sponsors, including the Mail Handlers Benefit Plan (“MHBP”), our largest client. The MHBP offers health care benefits under the FEHBP to federal employees and annuitants nationwide.  Commercial management services accounted for $327.1 million of revenue for the year ended December 31, 2010.

Medicare Advantage

As of December 31, 2010, our health plans operated Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) in 12 states.  The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts.  Our health plans may also receive a monthly premium from their Medicare members and/or their employer. Our Medicare Advantage line of business covered 224,000 members as of December 31, 2010 and accounted for $2.1 billion of revenue in 2010.

Medicaid

Certain of our health plans offer health care coverage to Medicaid recipients in eight states which, as of December 31, 2010, covered 468,000 members and accounted for $1.1 billion of revenue in 2010. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a premium PMPM based on the age, sex, eligibility category and, in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted according to the health risk associated with the individual member. The majority of our Medicaid members are in the Florida, Michigan, Missouri, Nebraska, Pennsylvania and West Virginia markets, representing 90% of our total Medicaid membership.

Dental Benefit Services

We offer a full suite of dental services, including insured and administrative plans for individuals and groups, a full-service dental third-party administrator specializing in private-label programs and a full suite of discount products. These services are offered through Group Dental Service, Inc. (“GDS”), which is based in Rockville, Maryland.  GDS accounted for $30.2 million of revenue, after intercompany eliminations, for the year ended December 31, 2010.

Health Plan Markets

The geographic markets in which our health plans operate and the products offered in each are described as follows:

•	Arkansas — commercial products primarily in Northwest Arkansas, Fort Smith and Hot Springs; and Medicare Advantage products in 11 counties.
•	Delaware — commercial products throughout the state.
•
Florida — commercial products in South Florida, the Tampa Bay area and certain counties in North Florida; Medicaid products in South Florida as well as certain counties in North Florida and the state’s panhandle; and Medicare Advantage products in South Florida and the Tampa Bay area.

•	Georgia — commercial products in the greater Atlanta, Savannah, Augusta, Macon and Columbus metropolitan areas; and Medicare Advantage products in Atlanta, Savannah and Columbus.
•	Idaho — commercial products throughout the state.

•	Illinois — commercial products primarily in the Western, Northern and Central Illinois areas; and Medicare Advantage products in portions of Eastern, Central, Western and Northern Illinois.
•	Iowa — commercial products primarily in the Des Moines, Waterloo, Sioux City and Ames metropolitan areas; and Medicare Advantage products in 44 counties.
•
Kansas — commercial products in Kansas City and Wichita metropolitan areas, including portions of Western Missouri and Kansas; and Medicare Advantage products in the Kansas City, Springfield, MO and Wichita metropolitan areas.

•	Louisiana — commercial products primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Maryland — commercial products primarily in the Baltimore metropolitan area and the Eastern and Western Shore areas; and Medicaid products in the Baltimore metropolitan area.
•	Michigan — Medicaid and Children’s Health Insurance Program products in Wayne and Oakland counties (Detroit metropolitan areas).
•
Missouri — commercial and Medicare Advantage products in the St. Louis metropolitan and Central Missouri areas, including portions of Southwestern Missouri and Southern Illinois; and Medicaid products in Eastern, Central and Western Missouri.

•
Nebraska — commercial products primarily in the Omaha and Lincoln metropolitan areas, including Central and Western Nebraska; Medicare Advantage products in 18 counties; and Medicaid products in 10 counties.

•	Nevada — commercial products primarily in the Las Vegas metropolitan area.
•	North Carolina — commercial products primarily in the Raleigh-Durham and Charlotte metropolitan areas; and Medicare Advantage products primarily in Central North Carolina.
•	Oklahoma — commercial products in both the Oklahoma City and Tulsa markets.
•
Pennsylvania — commercial products in all Pennsylvania markets and portions of Eastern Ohio; Medicare Advantage products in the Pittsburgh, Harrisburg and State College metropolitan areas; and Medicaid products in Southeastern Pennsylvania.

•	South Carolina — commercial products in the Charleston and Columbia metropolitan areas.
•	South Dakota — commercial products primarily in the Sioux Falls and Yankton metropolitan areas; and Medicare Advantage products in 11 counties.
•
Tennessee — commercial products primarily in the metropolitan Memphis and West Tennessee areas, with additional networks in the far northern Mississippi counties of DeSoto and Tate and Eastern Arkansas.

•	Utah — commercial products throughout the state; and Medicare Advantage products throughout the state, excluding Washington County.
•	Wyoming — commercial products primarily in the lower Southwestern counties near Utah; and Medicare Advantage products in Uinta County.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial and Medicaid products throughout the majority of the state.

Specialized Managed Care Division

Medicare Part D

The Medicare Part D program provides eligible beneficiaries with access to prescription drug coverage.  As part of the Medicare Part D program, eligible Medicare recipients are able to select a prescription drug plan. The Medicare Part D prescription drug benefit is subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and through reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid, by Medicare region, by participating plans for this coverage, adjusted for member demographics and risk factor payments. The beneficiaries will be responsible for the difference between the government subsidy and their benefit plan’s bid, together with the amount of their benefit plan’s supplemental premium. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Our Medicare Part D business accounted for $1.6 billion of revenue in 2010 and had 1.6 million members as of December 31, 2010.  The Medicare Part D plans are marketed under the brand names of Advantra Rx, First Health Premier and First Health Secure. For 2010, certain of these plans include an option with first dollar coverage (no deductible) and options for generic coverage within the coverage gap in which no insurance coverage under the standard Part D program is available. We have established partnerships with Medicare Supplement insurance carriers and brokerage channels nationwide to distribute Medicare Part D prescription drug products to Medicare beneficiaries on our behalf.  Medicare beneficiaries can also purchase our Medicare Part D products via an internet-based Medicare Plan Finder tool.  The Plan Finder tool, developed by CMS, allows Medicare beneficiaries to search and compare Medicare coverage options and products from their geographic area.  The Medicare eligible beneficiaries can then purchase their product via the Plan Finder tool or by calling us.

Network Rental

We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. Primarily operating on a business-to-business basis, network rental focuses on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs.  Our network rental businesses accounted for $93.1 million of revenue in 2010.

Behavioral Health Services

We operate in the managed behavioral healthcare industry and provide coordination of comprehensive mental health, substance abuse treatment and employee assistance programs throughout the United States.  These services are provided through MHNet Specialty Services, LLC and associated subsidiaries (“MHNet”) based in Austin, Texas.  MHNet provides services to health plans and employer clients and accounted for $24.1 million of revenue, after intercompany eliminations, in 2010.

Workers’ Compensation Division

We provide workers’ compensation services whereby our customers pay fees to access our national workers’ compensation provider network.  Similar to our network rental business, the workers’ compensation clients make the final pay determination and our products are designed to help our customers drive industry-leading medical outcomes and identify appropriate cost savings at every step of an injured worker’s recovery. Our workers’ compensation products accounted for $755.1 million of revenue in 2010.

Bill Review

Our workers’ compensation Bill Review system provides national and multi-regional workers’ compensation clients with a system to integrate and manage their workers’ compensation medical data. Our Bill Review system enables our clients to have an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which typically represent the maximum reimbursement for medical services provided to the injured worker, differ by state and change as state laws and regulations are passed and/or amended. Our Bill Review system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, we subject bills to a sophisticated, proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices.

In addition, our Bill Review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who utilize our Bill Review system have online access to their data and are able to create reports at their desktops.

Pharmacy Benefit Management

Insurance carriers, TPAs and employers contract with our First Script pharmacy benefit management (“PBM”) program.  First Script provides access to a retail network of over 61,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred.  First Script continues to provide service to these claimants upon compensability confirmation throughout the duration of their workers’ compensation claims. Home delivery of medication is included as part of First Script’s integrated prescription solution.

In addition to providing network access to workers’ compensation claimants, First Script also offers a full suite of drug utilization review tools and reports to assist its clients in controlling their pharmacy costs.  These tools go beyond basic formulary management and include predictive indicators of claim severity and direction.  The application of these cost control tools must be balanced with the need for claimants to receive their drugs in a convenient and timely manner.  Claimants who follow their doctors’ prescription orders are more likely to recover quicker and return to work earlier.  Both of these outcomes further contribute to lowering the client’s overall workers’ compensation claim costs.

Care Management Services

Our Care Management Services seek to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both for an extended period of time due to a work-related or auto incident or disability.

We provide field case management services for workers’ compensation cases through case managers working on a one-on-one basis with injured employees and their healthcare professionals, employers, TPAs and insurance company adjusters.  Our telephonic case management services consist of telephonic management of workers’ compensation, as well as short-term disability, long-term disability and employee absences covered under the Family and Medical Leave Act.  We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical conditions and treatment plans of patients.  Our technology enables customers to make on-line referrals and check on the current status of their cases.  Customers use our pre-certification and concurrent review services to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness which are certified by URAC (formerly known as Utilization Review Accreditation Commission).

Operational Areas

Provider Network

Our provider network is the core of our health plan, network rental, and workers’ compensation businesses, providing the foundation for our products and services. We contract with hospitals, physicians and other health care providers that provide health care services at pre-negotiated rates to members and customers of various payors, including employee groups, workers’ compensation payors, insurance carriers, TPAs, HMOs, self-insured employers, union trusts and government employee plans.  Provider networks offer a means of managing health care costs by reducing the per-unit price of medical services accessed through the network while providing an increased number of patients to providers.

Our provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit costs savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnosis Related Group based pricing for inpatient care. Hospital outpatient charges are typically controlled by fixed fee schedules or on a per case basis. For facilities or procedures not covered by fixed pricing arrangements, charge master controls are generally negotiated, limiting the increasing trend of health care unit cost.

Our health plans maintain provider networks in the local markets in which they operate. All of our health plans currently offer an open panel delivery system where individual physicians or physician groups contract with the health plans to provide services to members but also maintain independent practices in which they provide services to individuals who are not members of our health plans.

Most of our health plan contracted primary care and specialist physicians are compensated under an established local fee schedule that is structured around the resource-based relative value scale.  The majority of our health plans contract with hospitals to provide for inpatient care through per diem or per case hospital rates. Outpatient services are contracted on a discounted fee-for-service or a per case basis. Our health plans pay ancillary providers on a fixed fee schedule or a capitation basis. Prescription drug benefits are provided through a formulary and drug prices are negotiated at discounted rates through a national network of pharmacies.

Our health plans have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services.  Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements.  Medical costs associated with capitation arrangements made up approximately 6.4%, 2.9% and 4.1% of our total medical costs for the years ended December 31, 2010, 2009 and 2008, respectively.  We do not consider the financial risk associated with our existing capitation arrangements to be material.

Additionally, in response to healthcare reform we are beginning to implement Accountable Care Organizations (“ACO”) and gain share arrangements that align quality of care and cost incentives with our providers.  ACOs are designed to deliver coordinated and efficient medical care to our members whereby the integrated delivery system and physician groups receive additional payments if each meets quality of care and cost targets.

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

Our medical directors supervise medical managers who review and approve, for coverage in accordance with the health benefit plan, requests by physicians to perform certain diagnostic and therapeutic procedures.  We use nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer reviewed medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

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

Information Technology

We believe that integrated and reliable information technology systems are critical to our success. We have implemented information systems to improve our operating efficiency, support medical management, underwriting and quality assurance decisions and effectively service our customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application which encompasses all aspects of our health plan commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing.

We have dedicated in-house teams providing infrastructure and application support services to our members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rate setting, marketing and contracting functions. We have dedicated in-house teams that convert acquired companies to our standard information systems as soon as practicable following the closing of the acquisition.

We have dedicated information technology teams that are efficiently addressing information system needs in support of new business requirements mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”).  We have already implemented changes to support new PPACA provisions effective September 23, 2010 as described in Item 1A, “Risk Factors,” of this Form 10-K.

In 2010, approximately 83.0% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format.  In 2010, our claims system auto adjudicated approximately 82.3% of all claims, which improves our claims processing efficiency and accuracy.

Marketing

We market our products and services directly to individuals, employer groups, multi-site accounts, self-insured employers and government employees.  We also market on a business-to-business basis to our group health insurance carriers and TPAs, who then have primary responsibility for offering our services to their underlying clients.  We also market through FEHBP health plan sponsors and directly to federal employees.  Marketing is provided through our own direct sales staff and a network of non-exclusive, independent insurance brokers and agents focused on developing new business as well as retaining existing business.

Our commercial HMO, PPO and POS products are offered on a fully insured and self-funded basis. Our local health plans continue to expand the number of lower cost medical and pharmacy product options to improve health insurance affordability.  These options include a family of “consumer-driven” products, whereby the employee bears a substantially greater proportion of health care costs.

While our large group accounts may have benefit products offered to their employees by multiple carriers, our small and medium size groups are most commonly offered our services on an exclusive basis.  In the case of insurance carriers, we typically enter into a master service agreement under which we agree to provide our cost management services to health plans maintained by the carrier’s customers.  Our services are offered to new insurance policyholders and to existing policyholders at the time group health benefits are renewed.

Medicaid products are marketed to Medicaid recipients by state Medicaid authorities and through educational and community outreach programs.

Medicare Advantage products, which can include both medical and pharmacy benefits, are commonly promoted through direct sales, including mass media and direct mail to both individuals and retirees of employer groups that provide benefits to retirees.  Networks of independent brokers are also used in the marketing of Medicare products.  Our Medicare Part D product is marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement health insurers, TPAs and related broker distribution entities.  Additionally, we have established partnerships with Medicare Supplement health insurers and brokerage channels nationwide to provide Medicare Advantage products to Medicare beneficiaries.

Workers’ compensation services are marketed to insurance carriers and TPAs who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

Significant Customers

The MHBP represented 11.2%, 11.3% and 10.7% of our management services revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Our health plan commercial business is diversified across a large customer base and no customer group comprises 10% or more of our managed care premiums. We received 35.6%, 50.7% and 38.1% of our managed care premiums for the years ended December 31, 2010, 2009 and 2008, respectively, from the federal Medicare programs throughout our various health plan markets and from national Medicare Part D and Medicare PFFS products.  The decline in 2010 is primarily a result of our non-renewal of the Medicare PFFS product effective January 1, 2010. We also received 10.9%, 8.4% and 10.3% of our managed care premiums for the years ended December 31, 2010, 2009 and 2008, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets.  In 2010, the State of Missouri accounted for almost half of our health plan Medicaid premiums.

Competition

The managed care industry is highly competitive, both nationally and in the individual markets we serve. Generally, in each market, we compete against local health plans, and nationally focused health insurers and managed care plans. We compete for employer groups and members primarily on the basis of the price of the benefit plans offered, locations of the health care providers, reputation for quality care and service, financial stability, comprehensiveness of coverage, diversity of product offerings and access to care. We also compete with other managed care organizations and indemnity insurance carriers in obtaining and retaining favorable contracts for health care services and supplies.

We compete in a highly fragmented market with national, regional and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and TPAs that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and group health insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we operate. We distinguish ourselves on the basis of our program quality, cost-effectiveness, proprietary computer-based integrated information systems, emphasis on commitment to service with a high degree of physician involvement, national provider network, including its penetration into secondary and tertiary markets, and our role as an integrated provider of PBM services.

Workers’ compensation competition includes regional and national managed care companies and other service providers with an emphasis on PPO, clinical programs, PBM services or bill review. We differentiate ourselves based on our national PPO coverage and the ability to provide an integrated product, coupled with technology that reduces administrative cost. We compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies, pharmacy benefit managers and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers’ compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers’ compensation products.

Financial Information

Required financial information related to our business segments is set forth in Note B, Segment Information, to the consolidated financial statements.

Corporate Governance

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors and officers, including our Chief Executive Officer, Interim Chief Financial Officer, Corporate Controller, and employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and a Related Person Transactions Policy for our directors and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  All of these documents, as amended, can be accessed on our website at www.coventryhealthcare.com through the “Corporate Governance” link under “Investor Relations.”

Government Regulation

As a managed health care company, we are subject to extensive government regulation of our products and services. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members of the health plans. Managed care laws and regulations vary significantly from jurisdiction to jurisdiction and changes are frequently considered and implemented. For additional information, refer to Item 1A, “Risk Factors,” of this Form 10-K.

Health Care Reform

In March 2010, President Obama signed PPACA into law which imposes numerous provisions on managed care companies and represents significant change across the health care industry.

PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through a number of health insurance market reforms. In order to expand coverage, PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level.  In addition, PPACA, as enacted, requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full time employees offer affordable insurance to employees or pay an assessment.  PPACA also prohibits the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. Further, PPACA requires the Department of Health and Human Services (“HHS”) to award loans and grants to new non-profit entities that will offer qualified health plans. PPACA also requires states to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level.

Many of the provisions intended to expand insurance coverage, such as a mandate for individuals to obtain health insurance and for employers to provide insurance to employees, become effective in 2014. Additional provisions effective January 1, 2014 that address expansion of insurance coverage include prohibiting use of pre-existing conditions exclusions for adults, limiting premium ratings based on age, eliminating premium rating based on gender or health status and prohibiting annual benefit limits.   Other market reforms are more immediate in nature; for example, for plan years beginning on or after September 23, 2010, PPACA bans lifetime limits on essential health benefits, prohibits the use of pre-existing condition exclusions for children up to age 19, creates new benefit mandates, including requiring preventative services and immunizations to be provided without cost-sharing, and provides for increased dependent coverage for dependents up to age 26.

Beginning January 1, 2011, PPACA mandates minimum medical loss ratios for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums.  On November 22, 2010, HHS issued interim final regulations clarifying the minimum medical loss ratio requirements.  These regulations require each health plan to report by June 1st of each year (beginning June 1, 2011) data regarding aggregate premiums, claims experience, quality improvement expenditures and non-claims costs incurred for policies issued in the large group, small group and individual markets for each state in which it issues policies.  We continue to focus on selling, general and administrative expense efficiencies and on maintaining medical loss ratios across our business lines at levels that we believe will contribute to continued profitability. As a result of the mandated minimum loss ratios, states may request waivers to these requirements for the individual market if the insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the MLR requirement is applied.

 Further, PPACA imposes significant Medicare Advantage funding cuts by freezing rates for 2011 at the levels for 2010 and reducing payment rates, during a two, four or six year period beginning in 2012, based on fee-for-service benchmarks and quality rankings. PPACA also provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax of 40% on employers offering high cost health coverage plans beginning in 2018. The new legislation also prohibits us from deducting annual compensation exceeding $500,000 for any employee on our Corporate income tax returns, which will result in a higher effective income tax rate.

In addition, PPACA will lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities. For example, by 2014, states must establish insurance exchanges (either as a governmental entity or non-profit entity) that facilitate individual purchases of qualified health plans and assist qualified small employers with enrolling their employees in qualified health plans.  PPACA also requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the poverty level by 2014.  PPACA requires insurers to submit to HHS and state regulators justifications for certain predefined rate increases and mandates that these justifications be publicly disclosed.  On December 23, 2010, HHS issued a proposed rule that would make any rate increase of 10% or more subject to additional review for reasonableness.  Such review would be performed by the state or, if the state lacks an adequate process, by HHS.  In addition to state reform efforts related to PPACA, several states are considering, or may consider, legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions. We cannot predict the full effect of PPACA and the changes that government authorities will approve in the future.  It is probable that those changes will have an adverse effect on our business or results of operations.

Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Further, court challenges and legislative efforts could revise or eliminate all or portions of PPACA. More than 20 challenges to PPACA have been filed in federal courts.  Some federal district courts have upheld the constitutionality of PPACA or dismissed the cases on procedural grounds.  Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found PPACA void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal, and it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.  For example, should the requirement that individuals maintain health insurance coverage ultimately be deemed unconstitutional but the prohibition on health plans excluding coverage due to pre-existing conditions be maintained, our business could be adversely affected.

PPACA and state reform efforts, whether independent of or related to PPACA, represent significant change across the health insurance industry, the effect of which is not fully known due to PPACA’s complexity, the numerous regulations still to be issued or finalized that will detail its requirements, the lack of interpretive guidance, the gradual and potentially delayed implementation, pending court challenges, possible amendment of PPACA and uncertainty around state reform efforts.  We cannot predict the full effect of PPACA and state reform efforts at this time or proivde assurance that those changes will not have an adverse effect on our business or results of operations.

State Regulation

The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance companies and HMO subsidiaries. One of our insurance company subsidiaries, Coventry Health and Life Insurance Company (“CH&L”), offers managed care products, primarily PPO and POS products, in conjunction with our HMO subsidiaries in states where HMOs are not permitted to offer these types of health care benefits. CH&L does not currently offer traditional health indemnity insurance. In addition, one of our subsidiaries, First Health Life & Health Insurance Company (“FHL&H”), offers a small group PPO product in certain states.  CH&L and FHL&H are domiciled in Delaware and Texas, respectively, which have principal regulatory jurisdiction over their operations.

Our regulated subsidiaries are required by state law to file periodic reports, to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends to the parent or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. Our HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Most states impose requirements regarding the prompt payment of claims and several states permit “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our costs of assembling and administering provider networks.

We also are subject to the insurance holding company regulations in the states in which our regulated subsidiaries operate. These laws and associated regulations generally require registration with the state department of insurance and the filing of reports describing capital structure, ownership, financial condition, certain inter-company transactions and business operations. Most state insurance holding company laws and regulations require prior regulatory approval or, in some states, prior notice of acquisitions or similar transactions involving regulated companies and of certain transactions between regulated companies and their parents. In connection with obtaining regulatory approvals of acquisitions, we may be required to agree to maintain the capital of our regulated subsidiaries at specified levels, guarantee the solvency of such subsidiaries or satisfy other conditions. Generally, our regulated subsidiaries are limited in their ability to pay dividends to their parent due to the requirements of state regulatory agencies that the subsidiaries maintain certain minimum capital balances.

Most states now impose risk-based or other net worth-based capital requirements on our regulated entities. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities and, at certain levels, may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” of this Form 10-K for more information.

Our workers’ compensation customers are also subject to state governmental regulation. Historically, governmental strategies to contain medical costs in the workers’ compensation field have been limited to legislation on a state-by-state basis. Many states have adopted guidelines for utilization management and have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor.

Federal Regulation

Privacy, Security and other HIPAA Requirements

The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Further, our privacy and security practices are subject to various state laws and regulations. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretations. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity.  Under ARRA, HHS is required to conduct periodic compliance audits of entities covered by the HIPAA regulations, known as covered entities, and their business associates (entities that handle identifiable health information on behalf of covered entities). Many of our business operations are considered to be covered entities under HIPAA, while others are classified as business associates.

ARRA broadened the applicability of the criminal penalty provisions under HIPAA to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increased the amount of the civil penalties, with penalties of up to $50,000 per HIPAA violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement.  In addition, ARRA authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Further, ARRA extended the application of certain provisions of the HIPAA security and privacy regulations to business associates and subjected business associates to civil and criminal penalties for violation of the regulations.  State and local authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information.  Covered entities are required by regulations issued pursuant to ARRA to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media.

HIPAA includes administrative requirements directed at simplifying electronic data interchange through standardizing transactions and establishing uniform health care provider, payor and employer identifiers.  HIPAA also imposes obligations for health insurance issuers and health benefit plan sponsors. HIPAA requires guaranteed health care coverage for small employers having two to 50 employees and for individuals who meet certain eligibility requirements. HIPAA also requires guaranteed renewability of health coverage for most employers and individuals and contains nondiscrimination requirements. HIPAA limits exclusions based on pre-existing conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage.

Failure to comply with any of the statutory and regulatory HIPAA requirements, state privacy and security requirements and other similar federal requirements could subject us to significant penalties.

ERISA

The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. For instance, the U.S. Department of Labor regulations under ERISA (insured and self-insured) regulate the time allowed for health and disability plans to respond to claims and appeals, establish requirements for plan responses to appeals and expand required disclosures to participants and beneficiaries. These requirements and the provisions thereunder have been expanded by PPACA, including external review procedures. In addition, some states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee benefit plans that are covered by ERISA.

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

The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including the Medicare, Medicaid and the FEHBP. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

With respect to the federal anti-kickback statute, there exists a statutory exception and two safe harbors addressing certain risk-sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General (“OIG”) has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our subsidiaries to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.

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

In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law.  MIPPA increased restrictions on marketing and sales activities of Medicare Advantage plans, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries and prohibitions regarding many sales activities.  MIPPA also imposed restrictions on Special Needs Plans, increased penalties for reimbursement delays under Part D, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. Failure to comply with MIPPA or the regulations promulgated pursuant to MIPPA could result in penalties, including suspension of enrollment, suspension of payment, suspension of marketing, fines and/or civil monetary penalties.

Federal Employees Health Benefits Program

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the FEHBP. These contracts are subject to government regulatory oversight by the OIG of OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM. For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments. The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans. These audits are generally a number of years in arrears.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2010 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional errors and omissions liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2011, we employed approximately 14,000 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions since 2005.

Acquisition	Markets	Type of Business	Year Acquired
First Health Group Corp.	Multiple Markets	Multiple Products	2005
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007
Certain workers' compensation business from Concentra, Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007
Mental Health Network Institutional Services, Inc.	Multiple Markets	Mental Health Products	2008
Majority Interest in Group Dental Services	Multiple Markets	Dental Products	2008
Preferred Health Systems, Inc.	Kansas	Multiple Products	2010
MHP, Inc.	Missouri & Arkansas	Multiple Products	2010

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of February 1, 2011:

Allen F. Wise	68	Chief Executive Officer and Director
Harvey C. DeMovick, Jr.	64	Executive Vice President
Thomas C. Zielinski	59	Executive Vice President and General Counsel
Michael D. Bahr	52	Executive Vice President, Commercial Business
Kevin P. Conlin	52	Executive Vice President
John J. Stelben	49	Interim Chief Financial Officer and Treasurer
Patrisha L. Davis	55	Senior Vice President and Chief Human Resources Officer
Kenneth A. Burdick	52	Senior Vice President, Medicaid Business
John J. Ruhlmann	48	Senior Vice President and Corporate Controller
David W. Young	46	President and Chief Executive Officer, Workers Compensation Business

Allen F. Wise was appointed Chief Executive Officer of our Company in January 2009.  He has been a director of our Company since October 1996 and Executive Chairman since December 2008.  He was non-executive Chairman of the Board from January 2005 to December 2008.  Mr. Wise was a private investor and principal investor from January 2005 to January 2009.  Prior to that, he was President and Chief Executive Officer of our Company from October 1996 to December 2004.

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

Kevin P. Conlin joined our Company in January 2011 as an Executive Vice President with strategic and operational responsibilities, including medical management and network operations.  From February 2004 to December 2010, he was the President and Chief Executive Officer of Via Christi Health System, Inc., the largest provider of health care services in Kansas.  For more than 20 years prior to 2004, Mr. Conlin held leadership roles with various healthcare organizations and hospitals.

John J. Stelben was elected Interim Chief Financial Officer and Treasurer of our Company in November 2009.  Since May 2005, he has been a Senior Vice President of our Company.  He was a Vice President, Business Development, of our Company from October 1998 to May 2005.  Mr. Stelben joined our Company in 1994 as the Controller of our Missouri health plan.

Patrisha L. Davis was elected Senior Vice President of our Company, effective June 2007.  Since November 2000, she has been the Chief Human Resources Officer of our Company.  She was a Vice President of our Company from March 2005 to June 2007.  Ms. Davis has been a Human Resources executive with our Company since April 1998.

Kenneth A. Burdick joined our Company in August 2010 as a Senior Vice President and manages our Medicaid and Behavioral Health (MHNet) businesses.  Prior to joining our Company, from October 1995 to May 2009, Mr. Burdick was with UnitedHealth Group, a diversified health and well-being company, serving in the following positions:  from May 2008 to May 2009, he was the Chief Executive Officer of Secure Horizons, a Medicare business; from November 2006 to May 2008, he was the Chief Executive Officer of United Healthcare's Commercial Business; from April 2004 to November 2006, he was Chief Executive Officer of United Healthcare's Southwest Region and President of United Healthcare Public Sector; from January 2000 to April 2004 he was the Chief Executive Officer of United Healthcare of Arizona.  Prior to 2000 he was the head of the national underwriting organization for all lines of business and the general manager of the central Texas operation.

John J. Ruhlmann was elected Senior Vice President of our Company in November 2006. Prior to that he was Vice President of our Company from November 1999 to November 2006. He has served as the Corporate Controller of our Company since November 1999.

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

Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period.  Accordingly, costs we incur in excess of our cost projections generally are not recovered in the contract year through higher premiums. We estimate our costs of future benefit claims and related expenses using actuarial methods and assumptions based upon claim payment patterns, inflation, historical developments (including claim inventory levels and claim receipt patterns) and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. These estimates involve extensive judgment and have considerable inherent variability that is sensitive to payment patterns and medical cost trends.  Factors that may cause health care costs to exceed our estimates include:

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

PPACA provides for significant health insurance market reforms and other changes to the health care industry that will affect our future premium revenue and health care costs. For example, generally effective for plan years beginning on or after September 23, 2010, PPACA prohibits lifetime limits on essential health benefits and rescinding coverage absent fraud or intentional misrepresentation, expands dependent coverage to include dependents up to age 26 and implements new mandated benefits for certain preventive services. Beginning January 1, 2014, PPACA, among other things, prohibits group health plans from establishing annual limits on essential health benefits and excluding individuals based on pre-existing conditions. PPACA, as enacted, also will require a plan to issue coverage to every employer and individual who apply and obligates plans to renew coverage once issued. Further, PPACA will prohibit plans from establishing eligibility rules and premium rates based on most health status-related factors.  In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014 and an excise tax of 40% on health insurers and employers offering high cost health coverage plans.  These, among other changes, will affect our ability to predict or control future health care costs and could have an adverse effect on the results of our operations. Because PPACA is complex, will be implemented gradually and is subject to possible amendment, we are unable to predict its effect on our costs.

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

Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors.  PPACA provides for a number of health insurance reforms, as well as an industry tax, that may increase our health care costs. At the same time, PPACA contains provisions that will require insurers to submit to HHS and state regulators justifications for “unreasonable” rate increases and mandates these justifications be publicly disclosed. On December 23, 2010, HHS issued a proposed rule that would make any rate increase of 10% or more subject to additional review for reasonableness.  Such review would be performed by the state or, if the state lacks an adequate process, by HHS. Further, by plan year 2014, PPACA provides for monitoring of all premium increases and requires plans with excessive rate increases to be excluded from the insurance exchanges created under PPACA. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

General economic conditions and disruptions in the financial markets could adversely affect our business, results of operations and investment portfolio.

Unfavorable economic conditions, particularly high unemployment and reduced economic growth, could adversely affect our business, results of operations and investment portfolio.

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

The state of the economy also adversely affects the states’ budgets, which can result in states attempting to reduce payments to Medicaid plans in those states in which we offer Medicaid plans and to increase taxes and assessments on our activities.  Although we could attempt to mitigate our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to do so.

A drop in the prices of securities across global financial markets could negatively affect our investment portfolio. Additionally, defaults by issuers of the corporate and municipal bonds in which we invest may also adversely affect our investment portfolio.  For example, while investments in municipal bonds have historically experienced relatively low rates of default, the current economic environment has resulted in many municipalities operating at a deficit. These conditions could negatively affect the valuation of our municipal bond portfolio as well as our ability to collect from such issuers.  Some of our investments could further experience other-than-temporary declines in fair value, requiring us to record impairment charges that adversely affect our financial results.

We conduct business in a heavily regulated industry and changes in laws or regulations or government investigations could adversely affect our business and results of operations.

Our business is heavily regulated by federal, state and local authorities.  We are required to obtain and maintain various regulatory approvals to offer many of our products.  Delays in obtaining or failure to obtain or maintain these approvals could adversely affect our results of operations. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we currently do business may in the future adversely affect our business and results of operations.

Federal, state and local authorities frequently consider changes to laws and regulations, including regulatory changes resulting from PPACA. Legislative or regulatory changes that could adversely affect our business and our subsidiaries include changes that:

•	impose increased liability for adverse consequences of medical decisions;
•	increase limits or regulatory oversight of premium levels or establish new or more stringent minimum medical expense ratios for certain products;
•	increase minimum capital, reserves and other financial viability requirements;
•	increase government sponsorship of competing health plans;
•	impose new or higher fines or other penalties for the failure to pay claims promptly;
•	impose new or higher fines or other penalties as a result of market conduct reviews;
•	increase regulation of or prohibit rental access to health care provider networks;
•	increase regulation of or prohibit provider financial incentives and provider risk-sharing arrangements;
•	require health plans to offer expanded or new benefits;

•
increase limits on the ability of health plans to manage care and utilization, including “any willing provider” and direct access laws that restrict or prohibit product features that encourage members to seek services from contracted providers or through referral by a primary care provider;

•	increase limits on contractual terms with providers, including audit, payment and termination provisions;
•	implement new mandatory third-party review processes for coverage denials;
•	impose additional health care information privacy or security requirements; and
•	increase restrictions on marketing Medicare Advantage, Prescription Drug Plans or other products to individuals.

These or other changes could have a material adverse effect on our business operations and financial condition.  For example, several states are considering, or may consider, legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions, or otherwise materially adversely affect our business operations and financial condition.

PPACA represents significant change across the health care industry. PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through a combination of public program expansion and private sector health insurance reforms. In order to expand coverage, PPACA, as enacted, requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full-time employees offer affordable insurance to employees or pay an assessment.  PPACA also prohibits the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. Further, PPACA requires HHS to award loans and grants to new non-profit entities that will offer qualified health plans. PPACA also requires states to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level. In addition, PPACA may lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities.

Many of these provisions of PPACA do not become effective until 2014.  Other provisions of PPACA are more immediate in nature and have already taken effect. For example, PPACA bans lifetime limits on essential health benefits and the rescission of health care coverage absent fraud or intentional misrepresentation, effective for plan years beginning on or after September 23, 2010. PPACA also expands dependent coverage to include children up to age 26 and mandates minimum medical loss ratios for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums.  Further, PPACA imposes new benefit mandates, including requiring preventative services and immunizations to be provided without cost-sharing.

Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Further, court challenges and legislative efforts could revise or eliminate all or portions of PPACA.  More than 20 challenges to PPACA have been filed in federal courts.  Some federal district courts have upheld the constitutionality of PPACA or dismissed the cases on procedural grounds.  Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found PPACA void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal, and it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.  For example, should the requirement that individuals maintain health insurance coverage ultimately be deemed unconstitutional but the prohibition on health plans excluding coverage due to pre-existing conditions be maintained, our business could be adversely affected. As a result of the mandated minimum loss ratios, states may request waivers to these requirements for the individual market if the insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the MLR requirement is applied.

These or other changes could have a material adverse effect on our business operations and financial condition.  In addition, several states are considering legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions, or otherwise materially adversely affect our business operations and financial condition.

Given the complexities of PPACA, the numerous regulations still to be issued that will detail its requirements, the lack of interpretive guidance and our inability to foresee how individuals and businesses will respond to the choices afforded them by the law, we cannot predict the full effect of PPACA on us at this time. We also cannot predict the changes that government authorities will approve in the future or assure you that those changes will not have an adverse affect on our business or results of operations.

We also may be subject to governmental investigations or inquiries from time to time. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry. As a result of recent investigations, including audits, CMS has imposed sanctions and fines including immediate suspension of all enrollment and marketing activities and civil monetary penalties on certain Medicare Advantage plans run by our competitors.  In addition, suits may be brought by a private individual under a qui tam suit, or “whistleblower” suit; such whistleblower suits have resulted in significant settlements between governmental agencies and healthcare companies.  When a private individual brings such a whistleblower suit, the defendant often will not be made aware of the lawsuit for many months or even years, until the government commences its own investigation or makes a determination as to whether it will intervene.  The significant incentives and protections provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act increase the risk that these whistleblower suits will become more frequent.  Further, it is possible that governmental entities could directly initiate investigations or litigation involving our Company.  Any governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to our Company, as well as adverse publicity.

We may be adversely affected by changes in government funding and various other risks associated with our participation in Medicare and Medicaid programs.

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid.  DEFRA included Medicaid cuts of approximately $4.8 billion over five years.  State budget deficits could lead to changes in eligibility, coverage or other program changes in efforts to reduce Medicaid funding.  MIPPA reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period. PPACA imposes additional cuts to the Medicare Advantage program of approximately $145 billion over ten years and subjects plans to fee adjustments based on whether the plans meet service benchmarks and their quality rankings.  We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

Additional risks associated with the Medicare Advantage and Medicare prescription drug plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment, uncollectability of premiums from members, inadequacy of underwriting assumptions, inability to receive and process correct information (including inabilities due to systems issues by federal and state governments or us), increased medical or pharmaceutical costs, and the underlying seasonality of this business. If we are unable to maintain the administrative and operational capabilities to address the additional needs and increasing regulation of our Medicare programs, it could have a material adverse effect on our Medicare business and operating results.

In addition, if the cost or complexity of Medicare programs exceed our expectations or prevent effective program implementation, if the government alters or reduces funding of Medicare programs, if we fail to design and maintain programs that are attractive to Medicare participants or if we are not successful in winning contract renewals or new contracts during the competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected.

A reduction in the number of members in our health plans could adversely affect our results of operations.

A reduction in the number of members in our health plans could reduce revenues and adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;
•	reductions in the number of employers offering health care coverage;
•	reductions in work force by existing customers;
•	adverse economic conditions;
•	our increases in premiums or benefit changes;
•	our exit from a market or the termination of a health plan;
•	legislative or regulatory changes that may affect our ability to maintain membership;
•	negative publicity and news coverage relating to our Company or the managed health care industry generally; and
•	catastrophic events, including natural disasters, epidemics, man-made catastrophes and other unforeseen occurrences.

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

We compete with other managed care companies that may have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources. We also may face increased rate competition from certain Blue Cross plan competitors that might be required by state regulation to reduce capital surpluses that may be deemed excessive. In addition, by 2014, PPACA, as enacted, will significantly expand Medicaid and require states to establish a health insurance exchange which may affect competition among health plans.

The non-renewal or termination of our government contracts or unsuccessful bids for business with government agencies could adversely affect our business, financial condition and results of operations.

Our contracts with state government programs are subject to renewal, termination and competitive bidding procedures.  In particular, the contract between our HealthCare USA subsidiary and the Missouri Medicaid program, MO HealthNet, is subject to two successive one-year extensions running through June 30, 2012, if MO HealthNet so elects.  MO HealthNet did elect to continue our first one-year extension which runs from July 1, 2010 through June 30, 2011.

Certain health plans contract directly with the federal government, specifically the OPM. Our subcontracts to administer fee-for-service plans in the FEHBP are also tied to annual contracts held between the employee organizations that sponsor those plans and OPM.  These contracts are subject to annual renewals.

If we are unable to renew or successfully re-bid for these and/or other of our state or federal contracts, or if such contracts were terminated or renewed on less favorable terms, our business, financial condition and results of operations could be adversely affected.

We depend on the services of non-exclusive independent agents and brokers to market our products to employers, and we cannot assure you that they will continue to market our products in the future.

We depend on the services of independent agents and brokers to market our managed care products and services, particularly to small employer group members. We do not have long term contracts with independent agents and brokers, who typically are not dedicated exclusively to us and frequently market the health care products of our competitors. Due to mandates imposed on our industry by PPACA, we must spend a certain percentage of every premium dollar on medical care.  As a result, we may need to change our commission schedules in order to remain profitable. We face intense competition for the services and allegiance of independent agents and brokers, and we cannot assure you that agents and brokers will continue to market our products in a fair and consistent manner.

If we fail to obtain cost-effective agreements with a sufficient number of providers we may experience higher medical costs and a decrease in our membership.

Our future results largely depend on our ability to enter into cost-effective agreements with hospitals, physicians and other health care providers. The terms of those provider contracts will have a material effect on our medical costs and our ability to control these costs. Our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in those markets.  In addition, our ability to contract at competitive rates with our PPO and workers’ compensation related providers will affect the attractiveness and profitability of our products in the national account, network rental and workers’ compensation businesses.

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

Over the last several years, the managed health care industry has been subject to a significant amount of negative publicity. Negative publicity regarding the managed health care industry generally, or our Company in particular, may result in increased regulation and legislative review of industry practices, further increasing our costs of doing business and adversely affecting our results of operations by:

•	requiring us to change our products and services;
•	increasing the regulatory burdens under which we operate; or
•	adversely affecting our ability to market our products or services to employers, individuals or other customers.

Negative publicity relating to our Company also may adversely affect our ability to attract and retain members.
The failure to effectively protect, maintain and develop our information technology systems could adversely affect our business and results of operations.

We depend on our information technology systems for timely and accurate information.  Our ability to adequately price our products and services, provide effective and efficient service to our customers, and report our financial results timely and accurately depends significantly on the integrity of the data in our information technology systems. Our information technology systems require an ongoing commitment of significant resources to protect, maintain and enhance existing systems and develop and integrate new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences.

There can be no assurance that our process of protecting, maintaining and enhancing existing systems, developing and integrating new systems and improving service levels will not be delayed, disrupted or adversely affected by internal or external factors, or that additional systems issues will not arise in the future.  If the information we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to protect, maintain, enhance or develop our information technology systems effectively, we could:

•	lose existing customers;
•	have difficulty attracting new customers;
•	have problems in determining medical cost estimates and establishing appropriate pricing and reserves;
•	have difficulty preventing, detecting and controlling fraud;
•	have disputes with customers, physicians and other health care professionals;
•	have regulatory sanctions or penalties imposed;
•	have disruptions in our business operations;
•	have increases in administrative costs; or
•	suffer other adverse consequences.

In addition, we may from time to time contract and obtain significant portions of our systems-related or other services or facilities from independent third parties.  This dependence makes our operations vulnerable to such independent third parties’ failure to perform adequately under the contract.  The failure by an independent third party to perform could adversely affect our operations and hinder our ability to effectively maintain and use our information technology systems.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies which could have adverse findings that may negatively affect our business.

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

CMS periodically performs RADV audits and may seek return of premium payments made to our Company if risk adjustment factors are not properly supported by medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit and anticipated error rates. Although our Company maintains reserves for its exposure to the RADV audits, actual results could differ materially from those estimates.  Accordingly, CMS RADV audit results could have a material adverse effect on our financial position, results of operations and cash flows.

We are subject to litigation, including litigation based on new or evolving legal theories that could adversely affect our results of operations.

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

We describe certain litigation to which we are or have been a party in Note L, Commitments and Contingencies, to the consolidated financial statements.  In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have an adverse effect on our financial condition or results of operations. In the event a plaintiff was to obtain a significant damage award it may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their effect may be on the managed care industry in general or on us in particular.

We have, and expect to maintain, liability insurance coverage for some of the potential legal liabilities we may incur. Currently, professional errors and omissions liability and employment practices liability insurance is covered through our captive subsidiary. Potential liabilities that we incur may not be covered by insurance.  Further, our insurers may dispute coverage or be unable to meet their obligations, or the amount of our insurance coverage may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future or that insurance coverage will continue to be available on a cost effective basis, if at all.

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

The indentures for our senior notes and bank credit agreement impose restrictions on our business and operations. These restrictions may limit our ability to, among other things:

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

Our regulated subsidiaries conduct a substantial amount of our consolidated operations. Consequently, our cash flow and our ability to pay our debt and fund future acquisitions depends, in part, on the amount of cash that the parent company receives from our regulated subsidiaries. Our subsidiaries’ ability to make any payments to the parent company will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Our regulated subsidiaries are subject to HMO and insurance regulations that require them to meet or exceed various capital standards and may restrict their ability to pay dividends or make cash transfers to the parent company. If our regulated subsidiaries are restricted from paying the parent company dividends or otherwise making cash transfers to the parent company, it could have a material adverse effect on the parent company’s cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Statutory Capital Requirements,” of this Form 10-K.

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

Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets, as described in Note A, Organization and Summary of Significant Accounting Policies, and Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements.  In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units.  Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2010, we leased approximately 89,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,936,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 4% is subleased. Our leases expire at various dates from 2011 through 2020. We also own nine buildings throughout the country with approximately 798,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 3% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Legal Proceedings in Note L, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.

Item 4: (Removed and Reserved)

Not Applicable.

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

	2010		2009
	High	Low	High	Low
First Quarter	$27.27	$21.82	$17.33	$7.97
Second Quarter	25.53	17.59	20.10	12.29
Third Quarter	22.14	16.61	24.84	17.45
Fourth Quarter	27.44	20.35	25.78	18.18

On January 31, 2011, we had approximately 574 stockholders of record, not including beneficial owners of shares held in nominee name.  On January 31, 2011, our closing price was $29.97.

We have not paid any cash dividends on our common stock and expect for the foreseeable future to retain all of our earnings to finance the development of our business, repurchase our common stock or pay down our debt.  Our ability to pay dividends is limited by certain covenants and restrictions contained in our debt obligations and by insurance regulations applicable to our subsidiaries.  Subject to the terms of such insurance regulations and debt covenants, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved a program to repurchase our outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions.  Under the share repurchase program, the Company did not repurchase any shares of its common stock during 2010.  The Company previously repurchased 1.5 million shares of its common stock during 2009 at an aggregate cost of $30.0 million and 7.3 million shares during 2008 at an aggregate cost of $318.0 million. As of December 31, 2010, the total remaining number of common shares the Company is authorized to repurchase under this program is 5.2 million.

The following table shows our purchases of our common shares during the quarter ended December 31, 2010 (in thousands, except average price per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)
October 1-31, 2010	4	$23.34	-	5,213
November 1-30, 2010	11	$25.40	-	5,213
December 1-31, 2010	1	$26.25	-	5,213
Totals	16	$25.02	-	5,213

(1) Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2) These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

Item 6: Selected Financial Data
(in thousands, except per share and membership data)
	December 31,
	2010	2009	2008	2007	2006
Operations Statement Data (1, 2)
Operating revenues	$11,587,916	$13,903,526	$11,734,227	$9,694,176	$7,549,253
Operating earnings	689,285	501,951	585,529	901,328	828,539
Earnings before income taxes	686,534	504,554	571,861	963,212	883,021
Income from continuing operations	438,616	315,334	362,000	605,444	551,457
(Loss) income from discontinued operations, net of tax	-	(73,033)	19,895	20,650	8,588
Net earnings	438,616	242,301	381,895	626,094	560,045
Basic earnings per share from continuing operations	3.00	2.15	2.43	3.91	3.48
Basic (loss) earnings per share from discontinued operations	-	(0.50)	0.13	0.13	0.05
Total basic earnings per share	3.00	1.65	2.56	4.04	3.53
Diluted earnings per share from continuing operations	2.97	2.14	2.41	3.85	3.42
Diluted (loss) earnings per share from discontinued operations	-	(0.50)	0.13	0.13	0.05
Total diluted earnings per share	2.97	1.64	2.54	3.98	3.47
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1, 2)
Cash and investments	$4,055,443	$3,855,647	$3,171,121	$2,859,237	$2,793,800
Total assets	8,495,585	8,166,532	7,727,398	7,158,791	5,665,107
Total medical liabilities	1,237,690	1,605,407	1,446,391	1,161,963	1,121,151
Other long-term liabilities	414,025	456,518	368,482	445,470	309,616
Debt	1,599,396	1,599,027	1,902,472	1,662,021	760,500
Stockholders' equity	4,199,166	3,712,554	3,430,669	3,301,479	2,953,002

Operating Data (1, 2)
Medical loss ratio	79.4%	85.4%	84.0%	79.6%	79.3%
Operating earnings ratio	5.9%	3.6%	5.0%	9.3%	11.0%
Administrative expense ratio	16.9%	15.5%	16.5%	17.0%	15.6%
Basic weighted average shares outstanding	146,169	146,652	148,893	154,884	158,601
Diluted weighted average shares outstanding	147,579	147,395	150,208	157,357	161,434
Total risk membership	3,961,000	4,020,000	3,281,000	3,140,000	2,620,000
Total non-risk membership	1,157,000	1,249,000	1,347,000	1,533,000	1,487,000

(1) Balance Sheet Data includes acquisition balances as of December 31 of the year of acquisition. Operating Data includes the results of operations of acquisitions from the date of the respective acquisition. See the notes to the consolidated financial statements for information about our acquisitions.

(2) Unless noted as discontinued operations, Operating Data excludes First Health Services Corporation (“FHSC”) operating results for each year presented due to the sale of this business in July 2009. Balance Sheet Data does not exclude FHSC balances for 2008 and prior periods as amounts are immaterial. See the notes to the consolidated financial statements for additional information about our discontinued operations presentation.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying audited consolidated financial statements and notes thereto.

This Item 7 contains forward-looking statements as described in Part I.  These forward-looking statements involve risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of this Form 10-K.  The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

•	Executive-Level Overview
•	Critical Accounting Policies
•	New Accounting Standards
•	Acquisitions
•	Membership
•	Results of Operations
•	Liquidity and Capital Resources
•	Other Disclosures

Executive-Level Overview

General Operations

We are a diversified national managed healthcare company based in Bethesda, Maryland, operating health plans, insurance companies, network rental and workers’ compensation services companies.  Through our Health Plan and Medical Services, Specialized Managed Care, and Workers’ Compensation reportable segments, which we also refer to as “Divisions,” we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Summary of 2010 Performance

•	Revenues from continuing operations, excluding Medicare Advantage Private-Fee-For-Service (“PFFS”), increased 5.5% from the prior year.
•	Health Plan Commercial Group Risk membership growth of 223,000 from the prior year-end, an increase of 15.7%.
•	Medicaid membership growth of 64,000 from the prior year-end, an increase of 16.4%.
•	Cash flow from operations of $272.3 million, a decrease from the prior year primarily due to the run out of medical claims from the PFFS product.
•	Debt to capital ratio of 27.6%, a decrease of 8.3% from the prior year.
•	Operating earnings as a percentage of revenues were 5.9%, compared to 3.6% in the prior year.
•	Income from continuing operations of $438.6 million, an increase of 39.1% from 2009 income from continuing operations.
•	Diluted EPS from continuing operations of $2.97, an increase of 38.8% from 2009 diluted EPS from continuing operations.

Operating Revenue and Products

We operate health plans, insurance companies, managed care services companies and workers’ compensation services companies and generate our operating revenues from premiums and fees for a broad range of managed care and management service products.  Managed care premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our PPO and POS products are typically lower than our HMO premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Managed care premium rates for our government programs, Medicare and state-sponsored managed Medicaid are largely established by governmental regulatory agencies. These government products are offered in select markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory climates.

Revenue for our management services products (“non-risk”) is generally derived from a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to our health care provider networks and health care management services, for which we do not assume underwriting risk. The management services we provide typically include health care provider network management, clinical management, pharmacy benefit management (“PBM”), bill review, claims repricing, claims processing, utilization review and quality assurance.

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

We have capitation arrangements for certain ancillary heath care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 6.4% of our total medical costs for the year ended December 31, 2010.

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care we provide. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services and encourage the use of outpatient surgery and testing where appropriate. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of medically appropriate, cost-effective services.

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

Cash Flows

We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have generally not needed to use external financing to fund operations.  Our primary use of cash is to pay medical claims. Any excess cash has historically been used for acquisitions, to repay indebtedness and for repurchases of our common stock.

Critical Accounting Policies

We consider the accounting policies described below critical in preparing our consolidated financial statements. Critical accounting policies are ones that require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Revenue Recognition

Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on both a per subscriber contract rate and the number of subscribers in our records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions or other changes. Due to early timing of the premium billing, we are able to identify in the current month the retroactive adjustments included on two subsequent months’ billings. Current period revenues are adjusted to reflect these retroactive adjustments.

Based on information received subsequent to generating premium billings, historical trends, bad debt write-offs and the collectibility of specific accounts, we estimate, on a monthly basis, the amount of bad debt and future membership retroactivity and adjust our revenue and allowances accordingly.

As of December 31, 2010, we maintained allowances for retroactive billing adjustments of approximately $25.8 million, compared with approximately $22.6 million at December 31, 2009. We also maintained allowances for doubtful accounts of approximately $7.1 million and $21.4 million as of December 31, 2010 and 2009, respectively.  The decrease from the prior year is primarily a result of our non-renewal of the PFFS product, which generated $2.9 billion of revenue in 2009, and an improvement in our ongoing Medicare Part D collections. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for older receivables.

We receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership to provide healthcare benefits to our Medicare members.  Premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. CMS uses a risk adjustment model that incorporates the use of hierarchical condition category (“HCC”) codes to determine premium payments to health plans.  We estimate risk adjustment revenues based on the individual member diagnosis data (risk scores) submitted to CMS.  Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

CMS periodically performs audits and may seek return of premium payments made to us if risk adjustment factors are not properly supported by underlying medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of HCC revenue subject to audit and anticipated error rates. Although the Company maintains reserves for its exposure to the risk adjustment data validation (“RADV”) audits, actual results could differ materially from those estimates.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”). These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM, which performs periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments for both our managed care contracts and our experience rated plans based on appropriate guidelines and historical results.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

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

We employ a team of actuaries that have developed, refined and used the same set of reserve models over the past several years. These reserve models do not calculate separate amounts for reported but not paid claims and incurred but not reported claims, but rather a single estimate of medical claims liabilities. These reserve models make use of both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Within these models, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the claim payment dates. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

Actuarial standards of practice generally require the actuarially developed medical claims estimates to cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims. In many situations, the claims paid amount experienced will be less than the estimate that satisfies the actuarial standards of practice. Medical claims liabilities are recorded at an amount we estimate to be appropriate. Adjustments of prior years’ estimates may result in additional medical costs or, as we experienced during the last several years, a reduction in medical costs in the period an adjustment was made. Our reserve models have historically developed favorably suggesting that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims.

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands).

	2010	2009	2008
Medical liabilities, beginning of year	$1,605,407	$1,446,391	$1,161,963

Acquisitions (1)	71,548	-	7,590

Reported Medical Costs
Current year	8,507,460	11,049,227	8,916,644
Prior year development	(241,513)	(189,833)	(48,065)
Total reported medical costs	8,265,947	10,859,394	8,868,579

Claim Payments
Payments for current year	7,491,891	9,598,222	7,577,939
Payments for prior year	1,185,476	1,123,131	1,013,216
Total claim payments	8,677,367	10,721,353	8,591,155

Change in Part D Related Subsidy Liabilities	(27,845)	20,975	(586)

Medical liabilities, end of year	$1,237,690	$1,605,407	$1,446,391

Supplemental Information:

Prior year development (2)	2.2%	2.1%	0.7%
Current year paid percent (3)	88.1%	86.9%	85.0%

(1)	Acquisition Balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3)	Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2010 prior year development relates almost entirely to claims incurred in calendar year 2009.

The significant favorable factors driving the overall 2010 favorable prior year development, excluding PFFS, include:

•	Lower than anticipated medical cost increases of $84.4 million.
•	Higher than expected completion factors of $27.2 million.
•	Lower than anticipated large claim liabilities of $18.2 million.
•	Lower than anticipated other specific case liabilities of $6.0 million.

The significant favorable factors driving the overall 2010 favorable prior year development for the PFFS product include:

•	Lower than anticipated medical cost increases of $67.6 million.
•	Higher than expected completion factors of $29.7 million.
•	Lower than anticipated large claim liabilities of $0.5 million.
•	Lower than anticipated other specific case liabilities of $6.4 million.

The reduction in total reported medical cost from 2009 to 2010 was driven primarily as a result of our non-renewal of the Medicare PFFS product effective January 1, 2010.  Prior year development experienced in 2010 was more favorable compared to amounts experienced in 2009.  The higher favorable development is primarily due to lower than expected medical cost increases in the Medicare Advantage Coordinated Care Plan (“Medicare Advantage CCP”) and PFFS products for 2009.

The change in Medicare Part D related subsidy liabilities identified in the table above represents subsidy amounts received from CMS for reinsurance and for cost sharing related to low-income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies.

For the more recent incurred months, the percentage of claims paid relative to claims incurred in those months is generally low. As a result, the completion factor methodology is less reliable for such months. For that reason, incurred claims for recent months are not projected solely from historical completion and payment patterns. Instead, they are projected by estimating the claims expense for those months based upon recent claims expense levels and health care trend levels, or “trend factors.” As these months mature over time, the two estimates (completion factor and trend) are blended with completion factors being used exclusively for older months.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2010 unpaid claims liability assuming hypothetical changes in the completion, trend and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor			Inpatient Day Factor
Increase (Decrease) in Completion Factor	(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor		(Decrease) Increase in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Day Factor		(Decrease) Increase in Unpaid Claims Liabilities
1.0%	(54,248)	(4.0	) %	(73,763)	(1.5	) %	(3,272)
0.7%	(36,467)	(2.5	) %	(46,102)	(1.0	) %	(2,181)
0.3%	(18,023)	(1.0	) %	(18,441)	(0.5	) %	(1,091)
(0.3)%	18,145	1.0%		18,441	0.5%		1,091
(0.7) %	36,967	2.5%		46,102	1.0%		2,181
(1.0) %	55,362	4.0%		73,763	1.5%		3,272

We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts.

A regular element of our unpaid medical claim liability estimation process is the examination of actual results and, if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2010 by choosing factors that reflect more recent experience.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2010. However, actual claim payments and other items may differ from established estimates.

Investments

We account for investments in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments – Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if we have decided to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost.

For debt securities, if we intend to either sell or determine that we will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings.  If we do not intend to sell the debt security and we determine that we will not more-likely-than-not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.

We use prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers to measure the fair value of our investment securities.  We utilize multiple independent pricing services and brokers to obtain fair values; however, we generally obtain one price/quote for each individual security.

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

Generally, we do not adjust prices received from pricing services or brokers unless it is evident from our verification procedures the fair value measurement is not consistent with ASC Topic 820. Based upon our internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, we have concluded that the fair values provided by pricing services and brokers are consistent with the guidance in ASC Topic 820.

The following table includes only our investments in an unrealized loss position at December 31, 2010.  For these investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$-	$-	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	-	-	5,890	(7)
Government sponsored enterprises	19,551	(318)	-	-	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	34,405	(588)	-	-	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements.  We do not intend to sell and it is not more-likely-than-not that we will be required to sell before a recovery of the amortized cost basis of these securities.

Our municipal bond investments remain at an investment grade status based on their own merits (excluding monoline insurers).  Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $331.7 million of our $883.7 million total state and municipal bond holdings are insured through a monoline insurer.  For our mortgaged-backed and asset-backed securities, our holdings remain at investment grade with an AAA rating.  We participate in only the higher level investment tranches.  For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is subject to an annual assessment and periodic assessments if other indicators are present for impairment by applying a fair-value-based test. We performed a goodwill impairment analysis, at the reporting unit level, as of October 1, our annual impairment test date.  However, each year we could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment.  Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, regulatory actions (such as heath care reform) that may affect operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  For our impairment analysis we relied on both the income and market approaches. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows utilizing a risk adjusted discount rate. The market approach estimates the Company’s fair value by comparing our Company to similar publicly traded entities and also by analyzing the recent sales of similar companies. The approaches were reviewed together for consistency and commonality.

In order to further validate the fair values determined using the income and market approach for each of our reporting units, we compare the aggregate fair value of our reporting units to our market capitalization. The objective of this comparison is to determine whether the quoted market price is indicative of the fair value of its reporting units. In addressing the relationship of the determined fair value of our reporting units to our market capitalization, we considered factors outlined in ASC Topic 350, “Intangibles – Goodwill and Other,” including:

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

As of October 1, 2010 our market capitalization was below our book value.  We concluded that this did not affect the overall goodwill impairment analysis, as we believe our suppressed market capitalization to be primarily attributed to negative market conditions as a result of the recent economic recession and the enactment of health care reform.  We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and managed care industry events.  Any impairment charges that may result will be recorded in the period in which the impairment is identified.

We reconcile the aggregate fair value of our reporting units to our market capitalization, the difference of which is generally referred to as an implied control premium. We then collect data on historical control premiums that resulted from business combinations of entities of a similar size and/or within our industry and concluded that our implied control premium was reasonable.  While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur.  Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected.

See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets which is incorporated herein by reference.

Other Intangible Assets

In accordance with ASC 350-30, “General Intangibles Other than Goodwill,” we test intangible assets not subject to amortization for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have chosen October 1 as our annual impairment testing date.  Our only intangible asset that is not subject to amortization is a trade name which we determined was not impaired based on the result of the October 1, 2010 analysis.

Also in accordance with ASC 350-30 we review intangible assets that are subject to amortization for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  In 2010, we did not incur an impairment charge related to our other intangible assets.  Our intangible assets that are subject to amortization consist of our customer lists, licenses, and provider networks.

See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets which is incorporated herein by reference.

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC Topic 718, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates.  In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note H, Stock-Based Compensation, to the consolidated financial statements for additional information on stock-based compensation which is incorporated herein by reference.

New Accounting Standards

See Note A, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements for information and disclosures related to new accounting standards which is incorporated herein by reference.

Acquisitions

See Note C, Acquisitions, to the consolidated financial statements for information and disclosures related to acquisitions which is incorporated herein by reference.

Membership

The following table presents our membership as of December 31, 2010 and 2009 (in thousands).

	As of December 31,
Membership by Product	2010	2009
Health Plan Commercial Risk	1,641	1,418
Health Plan Commercial ASO	698	685
Medicare Advantage CCP	224	186
Medicaid Risk	468	402
Health Plan Total	3,031	2,691

Medicare Advantage PFFS	-	329
Other National Risk	-	2
Other National ASO	459	564
Total Medical Membership	3,490	3,586

Medicare Part D	1,628	1,683

Total Membership	5,118	5,269

Total Health Plan membership increased 340,000 compared to December 31, 2009, primarily reflecting an increase in Commercial and Medicare Advantage CCP membership from our acquisitions of Preferred Health Systems, Inc. (“PHS”) in the first quarter of 2010 and MHP, Inc. (“MHP”) in the fourth quarter of 2010.  The increase also included organic growth in the Commercial membership and increases in the Medicaid membership.  Medicaid membership increased as we began enrolling Medicaid members in the Commonwealth of Pennsylvania and the state of Nebraska during 2010, as well as steady growth in other Medicaid markets due to higher unemployment.  These increases were partially offset by organic Commercial ASO membership losses as a result of group terminations outpacing new sales.

The decrease in Medicare PFFS membership of 329,000 members is due to our decision not to renew our PFFS product for the 2010 plan year.  Other National ASO membership decreased 105,000 members, primarily due to the attrition of membership associated with our loss of National Accounts business.

The decrease in Medicare Part D of 55,000 members is the result of a reduction in the number of low-income regions in which we have contracts, from 29 in 2009 to 21 in 2010, which was offset by growth in our other Medicare Part D products.

 Results of Continuing Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for each of the three years in the period ended December 31, 2010 (in thousands, except diluted earnings per share amounts):

			Increase			Increase
Continuing Operations	2010	2009	(Decrease)	2009	2008	(Decrease)

Total operating revenues	$11,587,916	$13,903,526	(16.7%)	$13,903,526	$11,734,277	18.5%
Operating earnings	$689,285	$501,951	37.3%	$501,951	$585,529	(14.3%)
Operating earnings as a % of revenue	5.9%	3.6%	2.3%	3.6%	5.0%	(1.4%)
Income from continuing operations	$438,616	$315,334	39.1%	$315,334	$362,000	(12.9%)
Diluted earnings per share	2.97	2.14	38.8%	2.14	2.41	(11.2%)

Selling, general and administrative as a percentage of revenue	16.9%	15.5%	1.4%	15.5%	16.5%	(1.0%)

Comparison of 2010 to 2009

As discussed in Note D, Discontinued Operations, to the consolidated financial statements which is incorporated herein by reference, on July 31, 2009 the Company sold its Medicaid/Public entity business, First Health Services Corporation (“FHSC”), and therefore its operations were classified as “discontinued” on the Company’s consolidated statements of operations and excluded from the information below.  Accordingly, the amounts and discussion below relate to only the Company’s results from continuing operations for all years presented.

Managed care premium revenue decreased from the prior year as a result of our exit from the PFFS product line.  This exit accounted for a decline of $2.9 billion in revenue during the current year.  Partially offsetting this decrease was an increase in revenue as a result of the acquisitions of PHS and MHP in 2010, an increase in revenue from Medicare Advantage CCP due to an increase in membership, and an increase in Medicare Part D revenue due to a slightly higher premium yield in 2010.

Medical costs decreased from the prior year primarily as a result of not renewing our PFFS product.  Partially offsetting this decrease was an increase in medical costs as a result of the acquisitions of PHS and MHP in 2010.  Total medical costs as a percentage of premium revenue, “medical loss ratio” or “MLR,” decreased 6.0% over the prior year to 79.4% from 85.4% as a result of the change in the mix of business resulting from the exit of the PFFS product, which had a higher MLR of 92.0%.  Additionally, we experienced lower than expected medical trend levels in 2010 which resulted in improved MLR percentages in all lines of business.

Cost of sales increased during the current year due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Selling, general and administrative expense decreased from the prior year primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees associated with the non-renewal of the PFFS product and continued general headcount reductions.  Additionally, salaries and benefits declined as a result of executive severance accruals that occurred during the prior year that did not occur in the current year.  Broker commissions decreased primarily as a result of the non-renewal of the PFFS product.  Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased as a result of the large decrease in operating revenues in the current year associated with the non-renewal of the PFFS product which had a high premium rate and a low relative expense level.

The charge for provider class action results from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court.  As of December 31, 2010 this amount was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  For additional information regarding this matter, refer to Note L, Commitments and Contingencies, to the consolidated financial statements which is incorporated herein by reference.

Depreciation and amortization expense was lower during the current year primarily due to the prior year including a write down in value of certain long-lived assets as well as certain assets becoming fully depreciated.

Interest expense decreased during the current year due to the lower average debt balance outstanding compared to the prior year.
Other income, net was lower during the current year as the prior year included a gain on the repayment of outstanding debt.

The provision for income taxes increased from the prior year due to the increase in earnings.  The effective tax rate on continuing operations decreased to 36.1% as compared to 37.5% for the prior year due primarily to the proportion of our earnings in states with lower tax rates.

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

Medical costs increased primarily as a result of the increase in Medicare membership, as discussed above.  MLR increased over the prior year as a result of a change in our mix of business primarily related to Medicare Advantage, Part D, and Commercial Risk.

Cost of sales increased due to the growth of the pharmacy benefit management program revenues in the Workers’ Compensation Division.

Selling, general and administrative expense increased primarily due to the costs associated with the growth in the Medicare business, including higher wage expense, an increase in broker commission costs and other member related costs due to the higher Medicare membership.  Additionally there was higher wage expense related to annual incentive compensation accruals in the current year, while such types of incentive payments were not earned and accrued in 2008; new executive hires in the current year; and severance expense related to terminated employees in 2009.  Selling, general and administrative expense as a percentage of revenue improved as a result of expenses being controlled at a rate lower than the increase in revenue.

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

Segment Results from Continuing Operations

The Company’s segment results are as follows.

Continuing Operations	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2010	2009	(Decrease)	2009	2008	(Decrease)
Operating Revenues (in thousands)
Commercial Risk	$5,540,470	$5,174,772	$365,698	$5,174,772	$5,421,984	$(247,212)
Commercial Management Services	327,084	346,042	(18,958)	346,042	352,369	(6,327)
Medicare Advantage	2,114,205	4,901,918	(2,787,713)	4,901,918	3,177,244	1,724,674
Medicaid Risk	1,133,353	1,066,231	67,122	1,066,231	1,087,189	(20,958)
Health Plan and Medical Services	9,115,112	11,488,963	(2,373,851)	11,488,963	10,038,786	1,450,177
Medicare Part D	1,604,198	1,545,858	58,340	1,545,858	847,702	698,156
Other Premiums	100,130	94,562	5,568	94,562	64,783	29,779
Other Management Services	101,017	93,079	7,938	93,079	89,626	3,453
Specialized Managed Care	1,805,345	1,733,499	71,846	1,733,499	1,002,111	731,388
Workers’ Compensation	755,055	757,105	(2,050)	757,105	736,695	20,410
Other/Eliminations	(87,596)	(76,041)	(11,555)	(76,041)	(43,365)	(32,676)
Total Operating Revenues	$11,587,916	$13,903,526	$(2,315,610)	$13,903,526	$11,734,227	$2,169,299

Gross Margin (in thousands)
Health Plan and Medical Services	$2,180,210	$1,957,265	$222,945	$1,957,265	$1,887,998	$69,267
Specialized Managed Care	396,584	339,861	56,723	339,861	250,158	89,703
Workers’ Compensation	503,003	516,277	(13,274)	516,277	541,095	(24,818)
Other/Eliminations	(9,880)	(10,099)	219	(10,099)	(9,203)	(896)
Total	$3,069,917	$2,803,304	$266,613	$2,803,304	$2,670,048	$133,256

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health plan commercial risk	$314.58	$301.63	4.3%	$301.63	$286.30	5.4%
Medicare Advantage risk (1)	$876.67	$855.16	2.5%	$855.16	$862.60	(0.9%)
Medicare Part D (2)	$87.96	$84.40	4.2%	$84.40	$88.34	(4.5%)
Medicaid risk	$218.98	$229.94	(4.8%)	$229.94	$208.50	10.3%
Medical Loss Ratios:
Health plan commercial risk	79.2%	81.9%	(2.7%)	81.9%	81.7%	0.2%
Medicare Advantage risk	82.0%	89.9%	(7.9%)	89.9%	89.0%	0.9%
Medicare Part D	83.7%	85.7%	(2.0%)	85.7%	84.1%	1.6%
Medicaid risk	85.7%	87.6%	(1.9%)	87.6%	85.3%	2.3%
Total	79.4%	85.4%	(6.0%)	85.4%	84.0%	1.4%
(1)  Revenue PMPM excludes the effect of revenue ceded to external parties.
(2)  Revenue PMPM excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Comparison of 2010 to 2009

Health Plan and Medical Services Division

Health Plan and Medical Services Division revenue decreased for the year primarily due to our exit from the PFFS product line which resulted in a decline of $2.9 billion.  Partially offsetting this decrease in revenue was an increase across each of our other risk products.  The increase in Commercial Risk revenue was due to the acquisitions of PHS and MHP in 2010.  There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.

The increase in Medicare Advantage CCP revenue was attributable to the acquisition of MHP as well as the increase in organic membership associated with that product.  The Medicare Advantage premium per member per month increased in 2010 as a result of the exit from the PFFS product which had a lower premium rate than the Medicare Advantage CCP product.  The PFFS premium yield was lower than the Medicare Advantage CCP premium rate since PFFS typically did not include a pharmacy benefit. The increase in Medicaid revenue was attributable to commencing operations during 2010 in the Nebraska and Pennsylvania markets.  The Medicaid premium per member per month decreased in 2010 as a result of program benefit changes in Missouri, our largest Medicaid market.  Effective October 1, 2009, the pharmacy benefit was removed from the program and thus was no longer included in the Missouri Medicaid rate payment.

Gross margin increased for the year, primarily due to the improved medical loss ratios for the Health Plan Commercial Risk and Medicare Advantage CCP products. The Commercial Risk MLR decreased from the prior year primarily due to the lower than expected utilization trends and more benign flu season than 2009. The Medicare Advantage CCP MLR decrease resulted from lower than expected utilization trends and demographic changes within the product.  Partially offsetting these increases in gross margin was a decrease in gross margin resulting from our exit from the PFFS product.

Specialized Managed Care Division

Specialized Managed Care Division revenue increased for the year primarily due to an increase in Medicare Part D revenue which resulted from the higher membership volumes in the early portion of 2010.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $82.86 in 2010 compared to $80.98 in 2009.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2010 increased to $87.96 compared to $84.40 in 2009, primarily due to pharmacy cost trends.

When reviewing the premium yield for Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk sharing amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

The increase in gross margin was primarily driven by improved MLR for the Medicare Part D product in 2010 compared to the prior year periods.  The improvement in MLR was primarily attributed to improved performance in our mainstream products which make up the majority of our Part D business.

Workers’ Compensation Division

Revenue in the Workers’ Compensation Division decreased slightly from the prior year period primarily due to a decline in volume in our network and clinical programs, partially offset by the growth of our pharmacy benefit management program.

Workers’ Compensation gross margin decreased for the current year due to declines in our network and clinical program volumes, which are higher margin products, partially offset by increases attributable to the growth of our pharmacy benefit management program which operates at a lower margin.

Comparison of 2009 to 2008

Health Plan and Medical Services Division

Health Plan and Medical Services revenue increased over the prior year primarily due to membership growth in the Medicare PFFS products, coupled with an increase in the average realized premium yield PMPM for the product. After deducting revenue ceded to third parties, the Medicare Advantage risk premium yield PMPM for the year increased to $798.16 in 2009 from $742.07 in 2008.  The increase is a result of a smaller portion of our Medicare PFFS business in 2009 being ceded to external parties through quota share arrangements.  When reviewing the premium yield for Medicare Advantage business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements.  Additionally, the Medicare Advantage risk premium yields have increased as a result of higher risk scores.

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

Specialized Managed Care Division

Specialized Managed Care Division revenue experienced a significant increase over the prior year due to the large increase in membership for the Medicare Part D product. Medicare Part D premium yields for 2009, excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, decreased compared to 2008, primarily due to the mix of products sold in 2009. The majority of the Medicare Part D growth was in the lower cost, leaner benefit plans, which have a lower premium. Including the effect of the CMS risk sharing premium adjustments as well as the ceded revenue, the premium yields were $80.98 for 2009 compared to $78.84 in 2008.  The increase is a result of a smaller portion of our Medicare Part D business in 2009 being ceded to external parties through quota share arrangements.

When reviewing the premium yield for Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk sharing amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

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

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and a modified duration of 3.61 years as of December 31, 2010. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $79.9 million restricted under state regulations, increased $195.2 million to $4.0 billion at December 31, 2010 from $3.8 billion at December 31, 2009.

The demand for our products and services is subject to many economic fluctuations, risks and uncertainties that could materially affect the way we do business. For instance, due to the non-renewal of our PFFS product, we paid medical claims in 2010 without the benefit of premium collections for this product.  As a result, this had a negative effect on cash flows in our regulated subsidiaries.  Despite the effect, we have ample current liquidity as a result of planning for the non-renewal of the PFFS product.  See Part I, Item 1A, “Risk Factors,” in this Form 10-K for more information. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, required payments resulting from judgments or settlements in the Louisiana provider class action litigation, and any other reasonably likely future cash requirements.  In addition, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits.

Cash Flows

Operating Activities

Net cash from operating activities for the year ended December 31, 2010 was a result of net earnings generated by our normal operations during the period and non-cash adjustments to earnings including the class action charge.  These cash inflows were partially offset by a decrease in medical claim liabilities associated with the non-renewal of the PFFS product.  Since premium revenues are generally received in advance of the expected cash payment for the related medical costs, the result is strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  The cash outflows for PFFS for the year ended December 31, 2010 were approximately $338.5 million.  Also partially offsetting the operating cash inflow for the period was a decrease in other payables primarily as a result of the timing of Federal and State income tax payments.

Our net cash from operating activities in 2010 was $609.6 million lower than the 2009 period as the current year period reflects the medical claim payments associated with the PFFS product run out.  During 2009, we experienced large positive cash flows from operating activities primarily due to membership growth across the Medicare products.

 Investing Activities

Capital expenditures in 2010 of approximately $63.3 million consisted primarily of computer hardware, software and related costs associated with the development and implementation of improved operational and communication systems. Projected capital expenditures in 2011 of approximately $65 to $75 million consist primarily of computer hardware, software and other equipment.

Net cash from investing activities for the year ended December 31, 2010 was an inflow due to proceeds received from investment maturities and sales during the period, partially offset by investment purchases and the payment for our acquisitions of PHS and MHP, net of cash acquired.

Financing Activities

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, no shares were repurchased in 2010, 1.5 million shares were purchased in 2009 at an aggregate cost of $30.0 million and 7.3 million shares of our common stock were purchased in 2008 at an aggregate cost of $318.0 million. As of December 31, 2010, the total remaining common shares we are authorized to repurchase under this program is 5.2 million.  Excluded from these share repurchase program amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

We did not make any debt repayments during 2010.  Refer to Note K, Debt, to the consolidated financial statements for more information regarding our debt.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2010, we received $319.4 million in dividends from our regulated subsidiaries and we made $11.5 million in capital contributions to them.  We had $1.9 billion of regulated capital and surplus at December 31, 2010.

The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards which are a method of measuring the minimum amount of capital appropriate for a managed care organization to support its overall business operations in consideration of its size and risk profile. The managed care organization’s RBC is calculated by applying factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a managed care organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula. Our health plans are required to submit a RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level” which is currently equal to 200% of their RBC.  Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2010 and 2009 (in millions, except percentage data).

	2010	2009
	(unaudited)
Regulated capital and surplus	$1,908.7	$1,636.2
200% of RBC (1, 2)	$633.8	$812.2
Excess capital and surplus above 200% of RBC (1, 2)	$1,274.9	$824.0
Capital and surplus as percentage of RBC (1, 2)	602%	403%
Statutory deposits	$79.9	$75.3

(1)	RBC amounts are not audited.
(2)
The State of Florida does not have a RBC requirement for its regulated HMOs.  Accordingly, the statutory reserve information provided for our health plans domiciled in Florida is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries primarily resulted from net earnings and capital contributions made by the parent company and the acquisitions of PHS and MHP, partially offset by dividends paid to the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.1 billion and $713.0 million at December 31, 2010 and 2009, respectively. The increase resulted from earnings from non-regulated businesses and dividends from our regulated subsidiaries.  These were partially offset by cash paid for acquisitions and capital infusions into our subsidiaries.

Other

As of December 31, 2010, we were contractually obligated to make the following payments during the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior notes	$1,219,367	$-	$233,903	$603,109	$382,355
Interest payable on senior notes	338,769	76,912	133,508	116,746	11,603
Credit facilities	380,029	-	380,029	-	-
Interest payable on credit facilities (1)	4,831	3,160	1,671	-	-
Operating leases	125,484	34,116	47,074	30,154	14,140
Total contractual obligations	2,068,480	114,188	796,185	750,009	408,098

Less sublease income	(5,418)	(1,751)	(2,273)	(1,318)	(76)
Net contractual obligations	$2,063,062	$112,437	$793,912	$748,691	$408,022

(1)	Interest payable on credit facilities has been estimated based on interest rates as of December 2010 and assumes no additional changes in the principal amount.

The table above does not reflect the timing of cash payments related to income taxes or legal contingencies.  Refer to Note I, Income Taxes, and Note L, Commitments and Contingencies, to the consolidated financial statements for additional information related to our income taxes, operating leases and other contingencies.

We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. Accordingly, we believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and have been excluded from the table above. As of December 31, 2010, we had $136.3 million of unrecognized tax benefits.  The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments.

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

The full effect of any current or future legislation provisions adopted at the state or federal level cannot be accurately predicted at this time.  See “Government Regulation” under Part I, Item 1, “Business” for additional discussion of government regulation that affects our businesses.

Inflation

In recent years, health care cost inflation has exceeded the general inflation rate. To reduce the effect of health care cost inflation on our business operations in which we assume underwriting risk, we have, where possible, increased premium rates and implemented cost control measures in our patient care management and provider contracting. We cannot be certain that we will be able to increase future premium rates at a rate that equals or exceeds the health care cost inflation rate or that our other cost control measures will be effective.

2011 Outlook

Health Plan and Medical Services Division – We expect our Commercial Risk membership will be flat to slightly down for 2011 as compared to approximately 1.6 million members in 2010.  The forecasted Commercial group MLR is expected to be in the range of 80.5% to 81.5%, an increase from the 2010 MLR of 79.2% largely driven by compliance with new healthcare reform regulations.  The forecasted Commercial Individual MLR is expected to be in the range of 75.0% to 77.0%, an increase from the 2010 MLR of 66.1%, largely driven by compliance with new healthcare reform regulations.

For our Health Plan based Medicare Advantage CCP product, we are forecasting membership to be flat to slightly down for 2011 as compared to 2010 results. We expect the 2011 Medicare Advantage MLR to be consistent with our Medicare bids in the mid 80%s, an increase from the 2010 MLR of 82.0%.

For our Health Plan based Medicaid business, we are forecasting 2011 membership to grow in the mid single digits as compared to 2010 with a MLR in the high 80%s.

Specialized Managed Care Division – We anticipate membership in our Medicare Part D product to be down by approximately 500,000 members in 2011 from the 2010 ending membership of approximately 1.6 million. This decrease reflects the loss of auto assign regions as well as membership losses driven by a reduction in product offerings from five in 2010 to two in 2011. Our MLR expectation for 2011 will be similar to our actual results in 2010, which was in the mid 80%s.

Workers Compensation Division – We believe our Workers Compensation Division will grow slightly compared to 2010 with continued focus on the supporting administrative cost structure.

Regarding our balance sheet and liquidity, we ended the year with approximately $850 million in free cash at the parent level.  We have a net balance owing on our revolving line of credit of $380 million. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries and to maintain liquidity.

Regarding our effective tax rate, we expect it will range from 36% to 37% for the full year of 2011.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Our Investment Policy and Guidelines generally do not permit the purchase of equity-type investments or fixed income securities that are below investment grade. Our investment guidelines include a permitted exception to allow for such investments if those investments are obtained through a business combination and, if in our best interest, such investments were not disposed within 90 days after acquisition. As described in the notes to the consolidated financial statements, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health.  We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

We invest primarily in fixed income securities. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry or geographic area;
•	the historical and implied volatility of the fair value of the security;
•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;
•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if we have decided to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost.

For debt securities, if we intend to either sell or determine that we will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings.  If we do not intend to sell the debt security and we determine that we will not more-likely-than-not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis. See Note G, Investments and Fair Value Measurements, to our consolidated financial statements in this Form 10-K for more information concerning other-than-temporary impaired investments.

Our investments at December 31, 2010 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

As of December 31, 2010	Amortized Cost	Fair Value
Maturities:
Within 1 year	$174,639	$176,400
1 to 5 years	889,990	922,696
5 to 10 years	499,632	519,296
Over 10 years	543,137	554,473
Total	$2,107,398	2,172,865
Equity method investments (1)		28,590
Total short-term and long-term securities		$2,201,455

(1)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

Our projections of hypothetical net gains (losses) in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projections are based on a model, which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in interest rates of positive and negative 100, 200 and 300 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. While we believe that the potential market rate change is reasonably possible, actual results may differ.

Increase (decrease) in fair value of portfolio
given an interest rate (decrease) increase of X basis points
As of December 31, 2010
(in thousands)
(300)	(200)	(100)	100	200	300
$154,059	$126,679	$72,249	$(77,929)	$(153,959)	$(227,122)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of  the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 25, 2011

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$1,853,988	$1,418,554
Short-term investments	16,849	442,106
Accounts receivable, net of allowance of $7,073 and $21,350 as of December 31, 2010 and 2009, respectively	276,694	258,993
Other receivables, net	515,882	496,059
Other current assets	371,528	234,446
Total current assets	3,034,941	2,850,158

Long-term investments	2,184,606	1,994,987
Property and equipment, net	262,282	271,931
Goodwill	2,550,570	2,529,284
Other intangible assets, net	431,886	471,693
Other long-term assets	31,300	48,479
Total assets	$8,495,585	$8,166,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,237,690	$1,605,407
Accounts payable and other accrued liabilities	942,226	682,171
Deferred revenue	103,082	110,855
Total current liabilities	2,282,998	2,398,433

Long-term debt	1,599,396	1,599,027
Other long-term liabilities	414,025	456,518
Total liabilities	4,296,419	4,453,978

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 191,512 issued and 149,427 outstanding in 2010 190,462 issued and 147,990 outstanding in 2009	1,915	1,905
Treasury stock, at cost; 42,085 in 2010; 42,472 in 2009	(1,268,456)	(1,282,054)
Additional paid-in capital	1,784,826	1,750,113
Accumulated other comprehensive income, net	41,081	41,406
Retained earnings	3,639,800	3,201,184
Total stockholders’ equity	4,199,166	3,712,554
Total liabilities and stockholders’ equity	$8,495,585	$8,166,532

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Operating revenues:
Managed care premiums	$10,414,640	$12,717,399	$10,563,163
Management services	1,173,276	1,186,127	1,171,064
Total operating revenues	11,587,916	13,903,526	11,734,227

Operating expenses:
Medical costs	8,265,947	10,859,394	8,868,579
Cost of sales	252,052	240,828	195,600
Selling, general and administrative	1,961,947	2,151,799	1,940,820
Charge for provider class action	278,000	-	-
Depreciation and amortization	140,685	149,554	143,699
Total operating expenses	10,898,631	13,401,575	11,148,698

Operating earnings	689,285	501,951	585,529

Interest expense	80,418	84,875	96,386
Other income, net	77,667	87,478	82,718

Earnings before income taxes	686,534	504,554	571,861

Provision for income taxes	247,918	189,220	209,861

Income from continuing operations	438,616	315,334	362,000

(Loss) income from discontinued operations, net of tax	-	(73,033)	19,895

Net earnings	$438,616	$242,301	$381,895

Net earnings per share:
Basic earnings per share from continuing operations	$3.00	$2.15	$2.43
Basic (loss) earnings per share from discontinued operations	-	(0.50)	0.13
Total basic earnings per share	$3.00	$1.65	$2.56

Diluted earnings per share from continuing operations	$2.97	$2.14	$2.41
Diluted (loss) earnings per share from discontinued operations	-	(0.50)	0.13
Total diluted earnings per share	$2.97	$1.64	$2.54

Weighted average common shares outstanding:
Basic	146,169	146,652	148,893
Effect of dilutive options and restricted stock	1,410	743	1,315

Diluted	147,579	147,395	150,208

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008
(in thousands, except shares which are in millions)

	Common Stock		Treasury Stock,	Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Total Stockholders'
	Shares	Amount	at Cost	Capital	(Loss), Net	Earnings	Equity
Balance, December 31, 2007	189.9	$1,899	$(987,132)	$1,702,989	$6,735	$2,576,988	$3,301,479

Comprehensive income:
Net earnings						381,895	381,895
Other comprehensive income:
Holding gain, net					7,652
Reclassification adjustment					(3,996)
Other comprehensive income							3,656
Deferred tax effect					(1,426)		(1,426)
Comprehensive income							384,125
Employee stock plans activity	0.4	4	22,607	45,591			68,202
Treasury shares acquired			(323,137)				(323,137)
Balance, December 31, 2008	190.3	$1,903	$(1,287,662)	$1,748,580	$8,965	$2,958,883	$3,430,669

Comprehensive income:
Net earnings						242,301	242,301
Other comprehensive income:
Holding gain, net					64,791
Reclassification adjustment					(11,609)
Other comprehensive income							53,182
Deferred tax effect					(20,741)		(20,741)
Comprehensive income							274,742
Employee stock plans activity	0.2	2	35,568	1,533			37,103
Treasury shares acquired			(29,960)				(29,960)
Balance, December 31, 2009	190.5	$1,905	$(1,282,054)	$1,750,113	$41,406	$3,201,184	$3,712,554

Comprehensive income:
Net earnings						438,616	438,616
Other comprehensive income:
Holding gain, net					10,501
Reclassification adjustment					(11,034)
Other comprehensive income							(533)
Deferred tax effect					208		208
Comprehensive income							438,291
Employee stock plans activity	1	10	13,598	34,713			48,321
Treasury shares acquired			-				-
Balance, December 31, 2010	191.5	$1,915	$(1,268,456)	$1,784,826	$41,081	$3,639,800	$4,199,166

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$438,616	$242,301	$381,895
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	140,685	151,815	150,226
Amortization of stock compensation	40,532	47,047	60,582
Deferred income tax benefit	(130,749)	(87,610)	(34,178)
Loss on other-than-temporarily impaired securities	-	-	36,160
Charge for provider class action	278,000	-	-
Loss on disposal of FHSC	-	81,557	-
Gain on repurchase of debt	-	(8,371)	(4,628)
Other adjustments	18,586	8,642	10,243
Changes in assets and liabilities, net of effects of the purchase of subsidiaries:
Accounts receivable	(2,389)	12,258	(28,699)
Other receivables	(2,399)	19,235	(198,904)
Medical liabilities	(439,265)	159,095	276,417
Accounts payable and other accrued liabilities	(46,174)	223,182	(49,689)
Other changes in assets and liabilities	(23,191)	32,692	27,931
Net cash from operating activities	272,252	881,843	627,356

Cash flows from investing activities:
Capital expenditures, net	(63,257)	(60,323)	(69,371)
Proceeds from sales of investments	561,457	292,515	696,806
Proceeds from maturities of investments	573,625	522,144	166,034
Purchases of investments	(819,808)	(1,140,475)	(1,034,892)
(Payments) / proceeds for acquisitions, net	(102,356)	10,197	(137,374)
Proceeds from FHSC disposal, net	-	115,437	-
Net cash from investing activities	149,661	(260,505)	(378,797)

Cash flows from financing activities:
Proceeds from issuance of stock	15,484	1,224	7,233
Payments for repurchase of stock	(4,888)	(32,796)	(323,137)
Proceeds from issuance of debt, net	-	-	668,409
Repayment of debt	-	(294,930)	(423,872)
Excess tax benefit from stock compensation	2,925	604	387
Net cash from financing activities	13,521	(325,898)	(70,980)

Net change in cash and cash equivalents	435,434	295,440	177,579
Cash and cash equivalents at beginning of period	1,418,554	1,123,114	945,535
Cash and cash equivalents at end of period	$1,853,988	$1,418,554	$1,123,114

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,973	$84,383	$93,219
Income taxes paid	$471,479	$190,703	$273,917

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a diversified national managed health care company based in Bethesda, Maryland operating health plans, insurance companies, network rental and workers’ compensation services companies. Through its Health Plan and Medical Services, Specialized Managed Care and Workers’ Compensation reportable segments, the Company provides a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company (“CH&L”), the Company has grown substantially through acquisitions. See Note C, Acquisitions, to the consolidated financial statements for information on the Company’s recent acquisitions.

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

Significant Customers - The Company’s health plan commercial business is diversified across a large customer base and no customer group comprises 10% or more of Coventry’s managed care premiums. The Company received 35.6%, 50.7% and 38.1% of its managed care premiums for the years ended December 31, 2010, 2009 and 2008, respectively, from the federal Medicare program throughout its various health plan markets and from national Medicare Part D and Medicare Advantage Private-Fee-For-Service (“PFFS”) products.  The decline in 2010 is primarily a result of the Company’s non-renewal of the Medicare PFFS product effective January 1, 2010. The Company also received 10.9%, 8.4% and 10.3% of its managed care premiums for the years ended December 31, 2010, 2009 and 2008, respectively, from state-sponsored Medicaid programs throughout its various health plan markets. For the years ended December 31, 2010, 2009 and 2008, the State of Missouri accounted for almost half of the Company’s Medicaid premiums.  Additionally, the Company received 11.2%, 11.3% and 10.7% of its management services revenue from a single customer, Mail Handlers Benefit Plan (“MHBP”), for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents - Cash and cash equivalents consist principally of money market funds, commercial paper, certificates of deposit, and treasury bills. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Investments - The Company accounts for investments in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 320-10 “Accounting for Certain Investments in Debt and Equity Securities,” ASC 320-10-35-35 “Accounting for Debt Securities After an Other-than-Temporary Impairment,” and Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.”  The Company adopted the new disclosure provisions of ASU 2010-06 during the first quarter of 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for the Company beginning with the filing of its quarterly filing on Form 10-Q for the quarter ended March 31, 2011.  The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•	adverse conditions specifically related to the security, an industry or geographic area;
•	the historical and implied volatility of the fair value of the security;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency;
•	recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	if the Company has decided to sell the security or it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost.

For debt securities, if the Company intends to either sell or determine that it will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the entire impairment in earnings.  If the Company does not intend to sell the debt security and the Company determines that it will not more-likely-than-not be required to sell the debt security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. Treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

Other Receivables - Other receivables include pharmacy rebate receivables of $310.7 million and $314.9 million at December 31, 2010 and 2009, respectively.  Other receivables also include Medicare Part D program related risk share and subsidy receivables, Medicare risk adjuster receivables, Office of Personnel Management (“OPM”) receivables, interest receivables, and any other receivables that do not relate to premiums.   The increase in other receivables during 2010 primarily resulted from an increase in the Medicare Part D related receivables.

Other Current Assets – Other Current Assets primarily include deferred tax assets and also includes prepaid expenses.  See Note I, Income Taxes, to the consolidated financial statements for additional information.

Property and Equipment - Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated lives of the related assets or over the term of the respective leases, if applicable. In accordance with ASC 350-40, “Internal – Use Software,” the cost of internally developed software is capitalized and included in property and equipment. The Company capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. See Note F, Property and Equipment, to the consolidated financial statements for additional information.

Long-term Assets - Long-term assets primarily include assets associated with senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corp. (“First Health”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.

Business Combinations, Accounting for Goodwill and Other Intangibles - The Company accounts for Business Combinations in accordance with ASC 805-10 and accounts for goodwill and other intangibles in accordance with ASC 350-10.  Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company’s annual impairment test date is October 1 of each fiscal year.  For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company has five reporting units: Health Plans, Workers’ Compensation, MHNet, Medicare Part D, and Network Rental.  The Company determines the fair value of its reporting units based on a weighting of income and market approaches. The market approach estimates the reporting unit’s fair value by utilizing market multiples of revenue or earnings for comparable companies. The income approach is based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference.  Impairment charges are recorded in the period incurred. See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for disclosure related to these assets.

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

Discontinued Operations – The Company accounts for discontinued operations in accordance with ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company determines whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity.  The Company also determines whether the cash flows associated with the group of assets have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after disposal.  If these determinations result in an affirmative response, the results of operations of the asset group being disposed of, as well as the gain or loss on disposal are aggregated for separate presentation apart from the continuing operating results of the Company in the Consolidated Statements of Operations.  See Note D, Discontinued Operations, to the consolidated financial statements for additional disclosure related to discontinued operations.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands).

	2010	2009	2008
Medical liabilities, beginning of year	$1,605,407	$1,446,391	$1,161,963

Acquisitions (1)	71,548	-	7,590

Reported Medical Costs
Current year	8,507,460	11,049,227	8,916,644
Prior year development	(241,513)	(189,833)	(48,065)
Total reported medical costs	8,265,947	10,859,394	8,868,579

Claim Payments
Payments for current year	7,491,891	9,598,222	7,577,939
Payments for prior year	1,185,476	1,123,131	1,013,216
Total claim payments	8,677,367	10,721,353	8,591,155

Change in Part D Related Subsidy Liabilities	(27,845)	20,975	(586)

Medical liabilities, end of year	$1,237,690	$1,605,407	$1,446,391

Supplemental Information:

Prior year development (2)	2.2%	2.1%	0.7%
Current year paid percent (3)	88.1%	86.9%	85.0%

(1)	Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3)	Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2010 prior year development relates almost entirely to claims incurred in calendar year 2009.

The change in Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from Centers for Medicare & Medicaid Services (“CMS”) for reinsurance and for cost sharing related to low-income individuals. These subsidies are recorded in medical liabilities and the Company does do not recognize premium revenue or claims expense for these subsidies.

Other Long-term Liabilities - Other long-term liabilities consist primarily of deferred tax liabilities, liability for unrecognized tax benefits and liabilities associated with the 401(k) Restoration and Deferred Compensation Plan.

Comprehensive Income – Comprehensive income includes net earnings and unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net earnings, such as realized gains and losses on investment securities. The deferred tax provision for unrealized holding gains arising from investment securities during the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $25.3 million, and $3.0 million, respectively.  The deferred tax provision for reclassification adjustments for gains included in net earnings on investment securities during the years ended December 31, 2010, 2009 and 2008 was $4.3 million, $4.5 million, and $1.6 million, respectively.

Revenue Recognition - Managed care premiums are recorded as revenue in the month in which members are entitled to service. Premiums are based on a per subscriber contract rate and the subscribers in the Company’s records at the time of billing. Premium billings are generally sent to employers in the month preceding the month of coverage. Premium billings may be subsequently adjusted to reflect changes in membership as a result of retroactive terminations, additions or other changes.  Payments received in advance of the period of coverage are recognized as deferred revenue. The Company also receives premium payments from CMS on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and such reconciliations could result in adjustments to revenue.  CMS uses a risk adjustment model to determine premium payments to health plans.  This risk adjustment model apportions premiums paid to all health plans according to health severity based on diagnosis data provided to CMS.  The Company estimates risk adjustment revenues based on the diagnosis data submitted to CMS.  Changes in revenue from CMS resulting from the periodic changes in risk adjustments scores for the Company’s membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

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

The Medicare Part D program gives beneficiaries access to prescription drug coverage.  Coventry has been awarded contracts by CMS to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency. Payments from CMS under these contracts include amounts for premiums, amounts for risk corridor adjustments, and amounts for reinsurance and low-income cost subsidies.

The Company recognizes premium revenue for the Medicare Part D program ratably over the contract period for providing insurance coverage. Regarding the CMS risk corridor provision, an estimated risk sharing receivable or payable is recognized based on activity-to-date. Activity for CMS risk sharing is accumulated at the contract and plan benefit package level and recorded within the consolidated balance sheet in other receivables or other accrued liabilities depending on the net contract balance at the end of the reporting period with corresponding adjustments to premium revenue. Costs for covered prescription drugs are expensed as incurred.

Subsidy amounts received for reinsurance and for cost sharing related to low-income individuals are recorded in medical liabilities and will offset medical costs when paid. The Company does not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program. The majority of these receivables and payables are related to low-income subsidy and reinsurance amounts either owed by or owed to CMS. A reconciliation of the final risk sharing, low-income subsidy and reinsurance subsidy amounts is performed following the end of each contract year.

The table below summarizes the CMS receivables and payables, for all contract years, at December 31, 2010 and 2009, respectively (in thousands).

	December 31, 2010	December 31, 2009
Total Medicare Part D CMS Receivables, net	$58,202	$9,146
Total Medicare Part D CMS Payables, net	$(53,280)	$(62,519)

The CMS risk sharing receivables are included in other receivables while the CMS risk sharing payables are included in accounts payable and other accrued liabilities. The reinsurance and low-income subsidy receivables are included in other receivables while the reinsurance and low-income subsidy payables are included in medical liabilities.

The Company has quota share arrangements on business with certain individual and employer groups with some of its Medicare distribution partners covering portions of the Company’s Medicare Part D and, previously, Medicare PFFS products.  The Medicare PFFS products were not renewed for the 2010 plan year and, accordingly, the quota share arrangements were discontinued with a two year run out provision.  As a result of the quota share arrangements, for the years ended December 31, 2010, 2009, and 2008, the Company ceded premium revenue of $49.8 million, $416.5 million and $574.1 million, respectively, and the associated medical costs to these partners.  The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.

Management services revenue is generally a fixed administrative fee, provided on a predetermined contractual basis or on a percentage-of-savings basis, for access to the Company’s health care provider networks and health care management services, for which it does not assume underwriting risk. Percentage of savings revenue is determined using the difference between charges billed by contracted medical providers and the contracted reimbursement rates for the services billed and is recognized based on claims processed. The management services the Company provides typically include health care provider network access, clinical management, pharmacy benefit management, bill review, claims repricing, claims processing, utilization review and quality assurance.

The Company enters into performance guarantees with employer groups where it pledges to meet certain standards. These standards vary widely and could involve customer service, member satisfaction, claims processing, claims accuracy and telephone response time, among others. The Company also enters into financial guarantees which can take various forms including, among others, achieving an annual aggregate savings threshold, achieving a targeted level of savings per-member per-month, or achieving overall network penetration in defined demographic markets. For each guarantee, the Company estimates and records performance based revenue after considering the relevant contractual terms and the data available for the performance based revenue calculation. Pro-rata performance based revenue is recognized on an interim basis taking into account the ultimate rights and obligations of the parties upon termination of the contracts.

Revenue for pharmacy benefit management services for the Workers' Compensation business is derived on a pre-negotiated amount per pharmacy claim which includes the cost of the pharmaceutical.  Revenue and a corresponding cost of sales to a third-party vendor related to the sale of pharmaceuticals is recorded when a pharmacy transaction is processed by the Company.  No pharmacy rebate revenue is collected or recorded related to the Company’s Workers’ Compensation business.

Based on information received subsequent to premium billings being sent, historical trends, bad debt write-offs and the collectibility of specific accounts, the Company estimates, on a monthly basis, the amount of bad debt and future retroactivity and adjusts its revenue and reserves accordingly.

Premiums for services to federal employee groups are subject to audit and review by the OPM on a periodic basis. Such audits are usually a number of years in arrears. The Company estimates and records reserves for audit and other contract adjustments for both its managed care contracts and experience rated plans based on appropriate guidelines and historical results.  Adjustments are recorded as additional information regarding the audits and reviews becomes available. Any differences between actual results and estimates are recorded in the period the audits are finalized.

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

Income Taxes – The Company files a consolidated federal tax return for the Company and its subsidiaries. The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located.  Taxable income includes the effect of the reversal of deferred tax liabilities.  Valuation allowances are provided to reduce such deferred tax assets to amounts more-likely-than-not to be ultimately realized.

Earnings Per Share - Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 10.3 million, 12.2 million and 8.3 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net - Other income, net includes interest income, net of fees, gains on the repayment of debt, realized gains and losses on sales of investments and charges on the other-than-temporary impairment of investment securities.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires the disclosure of additional information about transfers in and out of Level 1 and Level 2 of the fair value hierarchy, requires the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3), and requires expanded disclosures regarding the determination of fair value measurements.  The Company adopted the new disclosure provisions during the first quarter of 2010, except for the gross disclosures regarding purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for the Company beginning with its filing on Form 10-Q for the quarter ended March 31, 2011.  The adoption of ASU 2010-06 did not affect the Company’s financial position or results of operations.

B. SEGMENT INFORMATION

The Company has the following three reportable segments:  Health Plan and Medical Services, Specialized Managed Care and Workers’ Compensation.  Each of these reportable segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan commercial risk, Medicare Advantage and Medicaid businesses and products.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services business. The Company did not renew its Medicare PFFS products effective for the 2010 plan year. Prior to the non-renewal, PFFS was part of this Division.

The Specialized Managed Care Division includes the Company’s Medicare Part D, network rental and behavioral health benefits businesses.  As discussed in Note D, Discontinued Operations, to the consolidated financial statements, prior to its sale on July 31, 2009 the Company’s Medicaid/Public entity, First Health Services Corporation (“FHSC”), provided products and services to State Medicaid agencies and other government funded programs.  FHSC operations are excluded from the Company’s results of continuing operations.

The Workers’ Compensation Division is comprised of the Company’s workers’ compensation services businesses which provide fee-based, managed care services such as provider network access, bill review, care management services and pharmacy benefit management to underwriters and administrators of workers’ compensation insurance.

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

	Year Ended December 31, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$8,788,028	$1,704,328	$-	$(77,716)	$10,414,640
Management services	327,084	101,017	755,055	(9,880)	1,173,276
Total operating revenues	9,115,112	1,805,345	755,055	(87,596)	11,587,916
Medical costs	6,934,902	1,408,761	-	(77,716)	8,265,947
Cost of sales	-	-	252,052	-	252,052
Gross margin	$2,180,210	$396,584	$503,003	$(9,880)	$3,069,917

Selling, general and administrative					1,961,947
Charge for provider class action					278,000
Depreciation and amortization					140,685
Operating earnings					$689,285

	Year Ended December 31, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$11,142,921	$1,640,420	$-	$(65,942)	$12,717,399
Management services	346,042	93,079	757,105	(10,099)	1,186,127
Total operating revenues	11,488,963	1,733,499	757,105	(76,041)	13,903,526
Medical costs	9,531,698	1,393,638	-	(65,942)	10,859,394
Cost of sales	-	-	240,828	-	240,828
Gross margin	$1,957,265	$339,861	$516,277	$(10,099)	$2,803,304

Selling, general and administrative					2,151,799
Depreciation and amortization					149,554
Operating earnings					$501,951

	Year Ended December 31, 2008
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$9,686,417	$912,485	$-	$(35,739)	$10,563,163
Management services	352,369	89,626	736,695	(7,626)	1,171,064
Total operating revenues	10,038,786	1,002,111	736,695	(43,365)	11,734,227
Medical costs	8,150,788	751,953	-	(34,162)	8,868,579
Cost of sales	-	-	195,600	-	195,600
Gross margin	$1,887,998	$250,158	$541,095	$(9,203)	$2,670,048

Selling, general and administrative					1,940,820
Depreciation and amortization					143,699
Operating earnings					$585,529

C. ACQUISITIONS

During the three years ended December 31, 2010, the Company completed four business combinations. These business combinations were accounted for using the acquisition method of accounting and therefore the operating results of each acquisition have been included in the Company’s consolidated financial statements since the date of their acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill.

The following table summarizes the business combinations for the year ended December 31, 2010. The allocation of the purchase price is preliminary and is based upon information that was available to management at the time the consolidated financial statements were prepared.  The purchase price, inclusive of all retroactive balance sheet settlements to date and transaction cost adjustments, is presented below (in millions):

	Effective Date	Market	Price

Preferred Health Systems, Inc. (“PHS”)	February 1, 2010	Multiple Markets	$93.8

MHP, Inc. (“MHP”)	October 1, 2010	Multiple Markets	$102.8

On February 1, 2010, the Company completed its acquisition of PHS, a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthens Coventry’s presence in the Kansas market.  As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At December 31, 2010, the liability was not significant.

On October 1, 2010, the Company completed its acquisition of MHP, a diversified health plan with approximately 90,000 commercial risk members, 60,000 commercial self-funded members and 30,000 Medicare Advantage Coordinated Care Plan members throughout Missouri and northwest Arkansas.  The Company acquired MHP to expand its footprint in the Missouri market.

The PHS and MHP acquisitions are not material to the Company’s consolidated financial statements, individually or in the aggregate.  As a result of the PHS and MHP acquisitions the Company recorded $21.9 million of goodwill as of December 31, 2010, none of which is expected to be deductible for tax purposes.

On February 13, 2008, the Company completed its acquisition of MHNet, a behavioral health company based in Austin, Texas.  On May 14, 2008, the Company completed its acquisition of a majority ownership interest in Group Dental Service, Inc. (“GDS”), a dental company based in Rockville, Maryland.  As a result of the MHNet and GDS acquisitions the Company has recorded $110.6 million of goodwill as of December 31, 2010, none of which is expected to be deductible for tax purposes.

D. DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC for $117.5 million in cash, which included adjustments for changes in working capital. FHSC was a component of the Company’s business operations within its Specialized Managed Care operating segment. In accordance with ASC 205-20 “Discontinued Operations,” FHSC’s operations and disposal costs are presented as (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of operations.

The following table presents select FHSC discontinued operations information (in thousands):

	Years ended December 31,
	2009	2008

FHSC revenues	$89,808	$179,419

FHSC earnings before taxes	14,218	33,915
FHSC goodwill impairment, before taxes	(72,373)	-
Loss on disposal of FHSC, before taxes	(4,123)	-
(Loss) income from discontinued operations, including loss on disposal in 2009, before taxes	(62,278)	33,915
Provision for taxes on discontinued operations and disposal of FHSC	10,755	14,020
(Loss) income from discontinued operations, net of tax	$(73,033)	$19,895

The Company considered the sale of FHSC a potential indicator of impairment and in accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” it was determined that the carrying value of the reporting unit was in excess of fair value. Accordingly, the Company performed an estimate of the probable impairment loss, determined that the goodwill allocated to the reporting unit was impaired, and recorded a gross impairment charge of $72.4 million during the quarter ended June 30, 2009.

The table below shows the carrying amounts of the major classes of assets and liabilities of FHSC as of December 31, 2008 that were included as part of the disposal group on the July 31, 2009 sale (in thousands):

FHSC Assets
Accounts receivable, net	$27,084
Prepaid expenses and other	2,180
Current assets	29,264
Property and equipment, net	4,192
Goodwill and other intangibles	161,930
Deferred tax asset	4,833
Other assets	102
Total Assets	$200,321
FHSC Liabilities
Accounts payable	$6,625
Deferred revenue	3,337
Deferred tax liability	1,362
Total Liabilities	$11,324

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows (in thousands):

Total

Balance, December 31, 2008	$2,695,025
FHSC impairment charge	(72,373)
FHSC sale	(85,724)
Other adjustments	(7,644)
Balance, December 31, 2009	$2,529,284
Acquisition of PHS	16,987
Acquisition of MHP	4,920
Other adjustments	(621)
Balance, December 31, 2010	$2,550,570

The Company completed its 2010 annual impairment test of goodwill in accordance with ASC Topic 350 and determined that there were no impairments.  In performing its impairment analysis the Company identified its reporting units in accordance with the provisions of ASC Topic 350 and ASC Topic 280, “Segment Reporting.”

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

In order to determine the fair value of its reporting units, the Company weighted the income approach and the market approach.  Under the income approach, the Company assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in its calculations. The key assumptions used to determine the fair value of the Company’s reporting units included terminal values based upon long term growth rates and a discount rate based on the Company’s weighted average cost of capital adjusted for the risks associated with the operations. The market approach estimates the Company’s fair value by utilizing market multiples.

As an overall test of the reasonableness of the estimated fair values of the reporting units, the Company compared the aggregate fair values of its reporting units to its market capitalization.  The comparison confirmed that the determined fair values were representative of market views when applying a reasonable control premium.  The Company determined that its implied control premium was reasonable based on a review of such premiums identified in recent acquisitions for entities of similar size and/or in similar industries.

The Company will continue to monitor its market capitalization in relation to aggregate fair values of its reporting units to determine if events and circumstances warrant the performance of an interim impairment analysis.

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of December 31, 2010
Amortized other intangible assets
Customer Lists	$579,062	$283,978	$295,084	7-15 Years
HMO Licenses	12,600	7,717	4,883	20 Years
Provider Networks	63,200	17,605	45,595	15-20 Years
Trade Names	3,449	3,025	424	3-4 Years
Total amortized other intangible assets	$658,311	$312,325	$345,986

Unamortized other intangible assets
Trade Name	$85,900	$-	$85,900	---
Total unamortized other intangible assets	$85,900	$-	$85,900
Total other intangible assets	$744,211	$312,325	$431,886

As of December 31, 2009
Amortized other intangible assets
Customer Lists	$555,962	$224,789	$331,173	7-15 Years
HMO Licenses	12,600	7,122	5,478	20 Years
Provider Networks	62,000	14,353	47,647	15-20 Years
Trade Names	3,449	1,954	1,495	3-4 Years
Total amortized other intangible assets	$634,011	$248,218	$385,793

Unamortized other intangible assets
Trade Name	$85,900	$-	$85,900	---
Total unamortized other intangible assets	$85,900	$-	$85,900
Total other intangible assets	$719,911	$248,218	$471,693

Other intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was $64.1 million, $71.0 million, and $65.6 million, respectively.

In 2009, we recorded a $5.5 million impairment charge to our customer list balances primarily as a result of lower than expected customer retention levels.  The impairment charges, which are included in the line item depreciation and amortization in the Company’s consolidated statements of operations, related to components of its Health Plan and Medical Services operating segment and its Specialized Managed Care operating segment, respectively.  The fair values were based on present value calculations which are Level 3 in the fair value hierarchy.

The Company performed an impairment test of its unamortized other intangible asset (trade name) as of October 1, 2010, and determined that the asset was not impaired.

For the years ending December 31, 2011, 2012, 2013, 2014, and 2015, the Company’s estimated intangible amortization expense is $64.9 million, $64.6 million, $64.2 million, $63.7 million and $32.1 million, respectively. The weighted-average amortization period is approximately 10 years for other intangible assets.

F. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	As of December 31,		Depreciation
	2010	2009	Period
Land	$24,779	$24,779	---
Buildings and leasehold improvements	144,585	142,605	1-40 Years
Developed software	199,416	174,887	1-9 Years
Equipment	367,560	336,904	3-7 Years
Sub-total	736,340	679,175
Less: accumulated depreciation	(474,058)	(407,244)
Property and equipment, net	$262,282	$271,931

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $76.6 million, $80.8 million and $84.6 million, respectively. Included in the depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $25.2 million, $25.4 million and $29.9 million, respectively, of amortization expense for developed software.

G. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company considers all of its investments as available-for-sale securities. For debt securities, if the Company intends to either sell or determine that it will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the entire impairment in earnings.  If the Company does not intend to sell the debt security and the Company determines that it will not more-likely-than-not be required to sell the debt security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis. Certain prior year investment balances have been reclassified in the tables below to conform to the 2010 presentation requirements.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2010 and 2009 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2010
State and municipal bonds	$856,838	$29,886	$(3,068)	$883,656
U.S. Treasury securities	84,739	3,667	(7)	88,399
Government-sponsored enterprise securities (1)	332,421	7,477	(318)	339,580
Residential mortgage-backed securities (2)	308,250	10,421	(1,270)	317,401
Commercial mortgage-backed securities	22,025	952	-	22,977
Asset-backed securities (3)	29,143	1,192	-	30,335
Corporate debt and other securities	473,982	17,123	(588)	490,517
	$2,107,398	$70,718	$(5,251)	$2,172,865
Equity method investments (4)				28,590
				$2,201,455

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2009
State and municipal bonds	$863,561	$37,392	$(1,371)	$899,582
U.S. Treasury securities	566,057	2,572	(32)	568,597
Government-sponsored enterprise securities (1)	231,645	4,225	(330)	235,540
Residential mortgage-backed securities (2)	229,665	10,581	(932)	239,314
Commercial mortgage-backed securities	26,891	344	(507)	26,728
Asset-backed securities (3)	48,434	4,441	(1,170)	51,705
Corporate debt and other securities	357,594	12,373	(1,091)	368,876
	$2,323,847	$71,928	$(5,433)	$2,390,342
Equity method investments (4)				46,751
				$2,437,093

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The Company adopted the provisions of ASC 320-10-65-1 related to its fixed maturity securities as of April 1, 2009.  The portion of the Company’s impairment charge recorded prior to 2009 that was not related to a belief that the entire amortized cost basis would not be recovered, credit deterioration of the specific security, or securities that the Company has made the decision to sell was insignificant.  Accordingly, the Company did not record a cumulative effect transition adjustment upon adoption.

The Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment leased to third parties, through its acquisition of First Health on January 28, 2005. The total investment as of December 31, 2010 was $27.0 million and is accounted for using the equity method. The Company’s proportionate share of the partnership’s income is included in other income in the Company’s statements of operations. The Company has between a 20% and 25% interest in the limited partners’ share of each individual tranche of the partnership (approximately 10% of the total partnership).  The Company determined that events and changes in circumstances have occurred indicating that the carrying value might not be fully recoverable.  Accordingly, the investment was evaluated to determine fair value.  As a result of this evaluation, the Company recorded an impairment charge of $5.0 million and $2.5 million for the year ended December 31, 2010 and 2009, respectively.

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$174,639	$176,400	$612,960	$616,177
1 to 5 years	889,990	922,696	753,697	780,908
5 to 10 years	499,632	519,296	440,552	459,092
Over 10 years	543,137	554,473	516,638	534,165
Total	$2,107,398	$2,172,865	$2,323,847	$2,390,342

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $15.5 million and gross investment losses of $4.5 million were realized on sales of investments for the year ended December 31, 2010.  This compares to gross investment gains of $14.0 million and gross investment losses of $2.4 million realized on sales of investments for the year ended December 31, 2009, and gross investment gains of $7.6 million and gross investment losses of $37.0 million realized on sales and the other-than-temporary impairment of investments for the year ended December 31, 2008.  The Company’s other-than-temporary impairment charge and its realized gains and losses are recorded in other income, net in the Company's consolidated statements of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value at December 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$-	$-	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	-	-	5,890	(7)
Government sponsored enterprises	19,551	(318)	-	-	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	34,405	(588)	-	-	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

At December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$49,963	$(833)	$12,898	$(538)	$62,861	$(1,371)
U.S. Treasury securities	8,146	(32)	-	-	8,146	(32)
Government sponsored enterprises	45,331	(330)	-	-	45,331	(330)
Residential mortgage-backed securities	28,461	(645)	9,658	(287)	38,119	(932)
Commercial mortgage-backed securities	2,505	(17)	5,580	(490)	8,085	(507)
Asset-backed securities	-	-	2,255	(1,170)	2,255	(1,170)
Corporate debt and other securities	119,594	(1,091)	-	-	119,594	(1,091)
Total	$254,000	$(2,948)	$30,391	$(2,485)	$284,391	$(5,433)

The unrealized losses presented in this table do not meet the criteria for treatment as an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements.  The Company has not decided to sell and it is not more-likely-than not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

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

The Company’s Level 1 securities primarily consist of U.S. Treasury securities and cash. The Company determines the estimated fair value for its Level 1 securities using quoted (unadjusted) prices for identical assets or liabilities in active markets.

The Company’s Level 2 securities primarily consist of government-sponsored enterprise securities, state and municipal bonds, mortgage-backed securities, asset-backed securities, corporate debt and money market funds. The Company determines the estimated fair value for its Level 2 securities using the following methods: quoted prices for similar assets/liabilities in active markets, quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices and high variability over time), inputs other than quoted prices that are observable for the asset/liability (e.g. interest rates, yield curves volatilities and default rates, among others), and inputs that are derived principally from or corroborated by other observable market data.

The Company’s Level 3 securities primarily consist of corporate financial holdings and mortgage-backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determines the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,853,988	$326,258	$1,527,730	$-
State and municipal bonds	883,656	-	883,656	-
U.S. Treasury securities	88,399	88,399	-	-
Government-sponsored enterprise securities	339,580	-	339,580	-
Residential mortgage-backed securities	317,401	-	317,181	220
Commercial mortgage-backed securities	22,977	-	22,977	-
Asset-backed securities	30,335	-	30,208	127
Corporate debt and other securities	490,517	-	489,787	730
Total	$4,026,853	$414,657	$3,611,119	$1,077

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,418,554	$398,073	$1,020,481	$-
State and municipal bonds	899,582	-	899,582	-
U.S. Treasury securities	568,597	568,597	-	-
Government-sponsored enterprise securities	235,540	-	235,540	-
Residential mortgage-backed securities	239,314	-	236,214	3,100
Commercial mortgage-backed securities	26,728	-	26,728	-
Asset-backed securities	51,705	-	47,267	4,438
Corporate debt and other securities	368,876	-	360,250	8,626
Total	$3,808,896	$966,670	$2,826,062	$16,164

During the year ended December 31, 2010, there were no transfers between Level 1 and Level 2. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2010 and 2009 (in thousands):

Year Ended December 31, 2010

	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$16,164	$-	$3,100	$4,438	$8,626
Transfers to (from) Level 3 (1)	(513)	-	(470)	470	(513)
Total gains or losses (realized / unrealized)
Included in earnings	7,944	-	730	3,168	4,046
Included in other comprehensive income	(7,241)	-	(664)	(2,944)	(3,633)
Purchases, issuances and settlements	(15,277)	-	(2,476)	(5,005)	(7,796)
Ending Balance, December 31, 2010	$1,077	$-	$220	$127	$730

(1) During 2010, one investment previously classified as Level 3 was reclassified to Level 2 because observable market data became available to price this security.

Year Ended December 31, 2009
	Total Level 3	Municipal bonds	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1	$23,155	$7,980	$-	$2,250	$12,925
Transfers to (from) Level 3	-	-	-	-	-
Total gains or losses (realized / unrealized)
Included in earnings	13,245	2,683	3,255	1,614	5,693
Included in other comprehensive income	7,866	-	1,355	2,534	3,977
Purchases, issuances and settlements	(28,102)	(10,663)	(1,510)	(1,960)	(13,969)
Ending Balance, December 31, 2009	$16,164	$-	$3,100	$4,438	$8,626

H. STOCK-BASED COMPENSATION

The Company has one stock incentive plan, the Amended and Restated 2004 Stock Incentive Plan (the “Stock Incentive Plan”) under which shares of the Company’s common stock are authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. Shares available for issuance under the Stock Incentive Plan were 5.7 million as of December 31, 2010.

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

	2010	2009	2008

Black-Scholes-Merton Value	$7.45	$7.11	$13.16
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	1.7%	2.9%
Expected volatility	47.4%	60.8%	32.3%
Expected life (in years)	3.5	3.8	4.2

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

The Company recorded compensation expense related to stock options of approximately $21.0 million, $30.6 million and $35.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash received from stock option exercises was $15.5 million, $1.2 million and $7.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

The total intrinsic value of options exercised was $11.3 million, $1.5 million, and $10.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The tax benefit realized from stock option exercises was $4.1 million, $0.5 million and $3.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $21.4 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares (in thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2010	13,033	$35.67
Granted	1,721	$20.95
Exercised	(1,050)	$14.75
Cancelled and expired	(1,444)	$40.03
Outstanding at December 31, 2010	12,260	$34.88	$36,814	5.16
Exercisable at December 31, 2010	8,611	$39.18	$14,466	3.71

Restricted Stock Awards

Under the Stock Incentive Plan, restricted stock awards generally vest in 25% increments per year.  The fair value of restricted stock awards is based on the market price of our common stock on the date of grant and is amortized over various vesting periods through 2014.  Restricted stock awards may also include a performance measure that must be met for the restricted stock award to vest.

The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $19.5 million, $16.5 million and $25.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $29.6 million at December 31, 2010, and is expected to be recognized over a weighted average period of 1.9 years. The weighted-average fair value of restricted stock granted was $21.45, $16.43 and $39.06 per share for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $14.4 million, $8.5 million and $17.3 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2010:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share

Nonvested, January 1, 2010	2,226	$24.43
Granted	885	$21.45
Vested	(665)	$27.78
Forfeited	(273)	$25.81

Nonvested, December 31, 2010	2,173	$22.01

Performance Share Units

During the twelve months ended December 31, 2010, the Company granted performance share units (“PSUs”) to key employees pursuant to the Stock Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs will vest based upon the achievement of certain performance goals and vest over various periods through 2011.  All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company.  The related liability on the Company’s books at December 31, 2010 was $23.1 million, of which $18.2 million was paid out in February 2011.  The liability on the Company’s books at December 31, 2009 was $13.8 million. During the twelve months ended December 31, 2010 the Company paid $10.9 million for PSUs that vested December 31, 2009. The Company recorded compensation expense related to the PSUs of approximately $20.2 million and $13.8 million for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes PSU activity for the twelve months ended December 31, 2010 (in thousands):

Units

Outstanding, January 1, 2010	368
Granted	923
Vested	(661)
Cancelled/Forfeited	(45)
Outstanding, December 31, 2010	585

I. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Current provision:
Federal	$350,451	$233,951	$210,877
State	28,216	42,002	32,210
Deferred benefit:
Federal	(117,600)	(60,864)	(36,050)
State	(13,149)	(25,869)	2,824
Income tax expense	$247,918	$189,220	$209,861

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2010	2009	2008
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	1.56%	1.72%	2.42%
Tax exempt investment income	(1.34%)	(1.71%)	(1.55%)
Remuneration disallowed	0.55%	0.35%	0.00%
Other	0.34%	2.14%	0.83%
Effective tax rate	36.11%	37.50%	36.70%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$59,002	$28,359
Deferred compensation	77,892	66,464
Deferred revenue	7,578	8,392
Medical liabilities	101,302	79,781
Accounts receivable	2,280	9,011
Other accrued liabilities	208,514	96,393
Unrealized capital losses	2,512	2,670
Capital loss carryforward	-	1,787
Internally developed software	-	1,221
Other assets	17,469	18,079
Gross deferred tax assets	476,549	312,157
Less valuation allowance	(3,632)	(3,101)
Deferred tax asset	$472,917	$309,056

Deferred tax liabilities:
Unrealized gain on securities	$(24,386)	$(25,085)
Other liabilities	(19,734)	(9,959)
Depreciation	(8,614)	(35,502)
Intangibles	(189,160)	(187,527)
Internally developed software	(24,007)	-
Tax liability of limited partnership investment	(26,523)	(41,804)
Gross deferred tax liabilities	(292,424)	(299,877)
Net deferred tax asset (1)	$180,493	$9,179

(1) Includes $339.6 million and $207.1 million classified as current assets at December 31, 2010 and 2009, respectively, and $(159.1) million and $(198.0) million classified as noncurrent assets (liabilities) at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had approximately $151 million of federal and $257 million of state tax net operating loss carryforwards.  The Federal net operating losses were primarily acquired through various acquisitions and are subject to limitation under Internal Revenue Code Section 382.  The net operating loss carryforwards can be used to reduce future taxable income and expire over varying periods through the year 2030.  A valuation allowance of approximately $3.6 million and $3.1 million has been recorded as of December 31, 2010 and 2009, respectively, for certain net operating loss deferred tax assets as the Company believes it is not more-likely-than-not that these deferred tax assets will be realized before expiration of those net operating losses.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Gross unrecognized tax benefits - beginning balance	$129,084	$51,841	$83,482
Gross increases to tax positions taken in the current period	100,426	98,254	25,469
Gross increases to tax positions taken in prior periods	7,128	17,865	14,456
Gross decreases to tax positions taken in prior periods	(94,712)	(34,777)	(68,585)
Decreases relating to settlements with tax authorities	-	-	(874)
Decreases due to a lapse of statute of limitations	(5,671)	(4,099)	(2,107)
Gross unrecognized tax benefits - ending balance	$136,255	$129,084	$51,841

The total amount of unrecognized tax benefits, as of December 31, 2010 and 2009 that, if recognized, would affect the effective tax rate was $43.3 million and $40.4 million, respectively.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2010 and 2009, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $9.2 million and $6.5 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $4.0 million, $2.8 million and $2.4 million, respectively.

The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments.  Tax years 2007-2009 remain open to examination by these tax jurisdictions.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the year ended December 31, 2010, the Company settled certain income tax examinations with various state and local tax authorities. Tax assessed as a result of these examinations was not material.   During the year ended December 31, 2009, the Internal Revenue Service (“IRS”) completed its examination of the income tax returns for the Company for the years ended December 31, 2005 and 2006.  Tax assessed as a result of this examination was not material. First Health Group Corporation (“FHGC”) is also subject to ongoing examinations by certain state tax authorities for pre-acquisition years.  The Company believes that adequate accruals have been provided for all FHGC open tax years.

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

Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Participants vest immediately in all safe harbor matching contributions.  The Savings Plan permits all participants, regardless of service, to sell the employer match portion of the Coventry common stock in their accounts, during certain times of the year, and transfer the proceeds to other Coventry 401(k) funds of their choosing.  All costs of the Savings Plan are funded by the Company and participants as they are incurred.

As a result of corporate acquisitions and transactions, the Company has acquired entities that have sponsored other qualified plans.  All qualified plans sponsored by the acquired subsidiaries of the Company have either terminated or merged with and into the Savings Plan.  The cost of the Savings Plan, including the acquired plans, for 2010, 2009 and 2008 was approximately $27.4 million, $30.3 million and $31.5 million, respectively.

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

The cost, principally employer matching contributions, of RESTORE charged to operations for 2010, 2009 and 2008 was $0.4 million, $0.9 million and $0.2 million, respectively.

Executive Retention Plans

The Company was the sponsor of a deferred compensation plan that was designed to promote the retention of key senior management and to recognize their strategic importance to the Company.  The fixed dollar and stock equivalent allocations charged to operations for this plan was $1.6 million and $1.1 million in 2009 and 2008, respectively.  The liability for this plan was $1.4 million at December 31, 2009 and, during 2010, this plan was settled and paid out.

Stock Incentive Plan

For information regarding the Company’s stock-based compensation, please refer to Note H, Stock-Based Compensation, to the consolidated financial statements.

K. DEBT

The Company’s outstanding debt was as follows at December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
5.875% Senior notes due 1/15/12, net of repurchases	$233,903	$233,903
6.125% Senior notes due 1/15/15, net of repurchases	228,845	228,845
5.95% Senior notes due 3/15/17, net of repurchases and unamortized discount of $880 at December 31, 2010	382,355	382,213
6.30% Senior notes due 8/15/14, net of unamortized discount of $834 at December 31, 2010	374,264	374,037
Revolving Credit Facility due 7/11/12, 0.81% weighted average interest rate for the period ended December 31,2010	380,029	380,029
Total Debt	$1,599,396	$1,599,027

During 2010, the Company made no principal repayments on its outstanding senior notes or revolving credit facility.

During 2009, the Company repaid a total of $68.9 million principal of outstanding senior notes for payments of $59.9 million, resulting in a gain of $8.4 million. These gains were net of the write off of deferred financing costs. The funds for the repayments were provided by cash from operations.

During 2009, the Company repaid $235 million on its revolving credit facility. The remaining outstanding balance of $380 million will be used to optimize the Company’s liquidity position and for other general corporate purposes.

During 2008, the Company repaid a principal total of $10 million of its outstanding 5.95% Senior Notes due March 15, 2017.

During 2008, the Company drew down $543.5 million from its Revolving Credit Facility and repaid $103.5 million of this amount. The remaining outstanding balance of $615.0 million was used to optimize the Company’s liquidity position during the current uncertain macroeconomic environment and for general corporate purposes. Also, from time to time throughout 2008 the Company drew down amounts as needed and repaid certain amounts on its Revolving Credit Facility for general corporate purposes.

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding, among other things, additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions and consolidations or mergers. Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1. The Company’s credit facility and certain of its senior notes also include, as an event of default, the entry of a judgment against the Company or a subsidiary in excess of a specified amount ($50 million in the case of the credit agreement and $20 million in the case of the applicable senior notes) if enforcement proceedings are commenced or if enforcement is not stayed for a period of 30 consecutive days.  As described in Note L, Commitments and Contingencies, to the consolidated financial statements, the Company had filed an appeal with the State of Louisiana intermediate appellate court of the partial summary judgment against FHGC which was denied.  FHGC has filed an application for a writ of appeal with the Louisiana Supreme Court with respect to the class decertification order and the partial summary judgment order. The decision to grant or deny the application for a writ of appeal is at the discretion of the Louisiana Supreme Court.  The Louisiana Supreme Court has not yet issued a decision on either of these applications.  On December 6, 2010, the Company entered into a Memorandum of Understanding setting forth settlement terms of a partial summary judgment.  On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC.  As set forth in the settlement agreement, certain contingencies must be satisfied before the settlement becomes final.  For additional information regarding this contingency, see Note L, Commitments and Contingencies, to the consolidated financial statements.  As of December 31, 2010, the Company was in compliance with the applicable covenants and restrictions under its senior notes and credit facility.

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

As of December 31, 2010, the aggregate maturities of debt based on their contractual terms, gross of unamortized discount, are as follows (in thousands):

Year	Amount
2011	$-
2012	613,932
2013	-
2014	375,098
2015	228,845
Thereafter	383,235
Total	$1,601,110

L. COMMITMENTS AND CONTINGENCIES

As of December 31, 2010, the Company is contractually obligated to make the following minimum lease payments, including arrangements that may be noncancelable and may include escalation clauses, within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2011	$34,116	$(1,751)	$32,365
2012	27,742	(1,497)	26,245
2013	19,333	(777)	18,556
2014	12,816	(426)	12,390
2015	9,513	(439)	9,074
Thereafter	21,964	(528)	21,436
Total	$125,484	$(5,418)	$120,066
The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $32.4 million, $35.6 million and $40.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2010 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional errors and omissions liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations.

The Company has received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this investigation will have a material adverse effect on its financial position or results of operations.

FHGC, a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third-party administrators (“TPAs”) for employers who self insure workers’ compensation benefits, contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

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

Despite the federal court’s decision, the provider plaintiffs continued to pursue their state court class action against FHGC and filed a motion for partial summary judgment seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. In response to the motion for partial summary judgment filed in the state court action, FHGC obtained an order from the federal court which enjoined, barred and prevented any of the four provider plaintiffs or their counsel from pursuing any claim against FHGC before any court or tribunal arising under the Act. Despite the issuance of this federal court injunction, the provider plaintiffs and their counsel pursued their motion for partial summary judgment in the state court action. Before the state court held a hearing on the motion for partial summary judgment, FHGC moved to decertify the class on the basis that the four named provider plaintiffs had been enjoined by the federal court from pursuing their claims against FHGC. The state court denied the motion to decertify the class but did enter an order permitting FHGC to file an immediate appeal of the state court’s denial of the motion. Even though FHGC had filed its appeal and there were no class representatives since all four named plaintiffs had been enjoined from pursuing their claims against FHGC, the state court held a hearing and granted the plaintiffs’ motion for partial summary judgment.  The amount of the partial summary judgment was $262 million. FHGC appealed both the partial summary judgment order and the denial of class decertification order to the state’s intermediate appellate court. Both appeals were denied by the intermediate appellate court.  FHGC has filed an application for a writ of appeal with the Louisiana Supreme Court with respect to the class decertification order and the partial summary judgment order. The decision to grant or deny the application for a writ of appeal is at the discretion of the Louisiana Supreme Court. The Louisiana Supreme Court has not yet issued a decision on either of these applications.  FHGC also filed a motion with the federal court to enforce the federal court’s prior judgments and for sanctions against the provider plaintiffs for violating those judgments which barred and enjoined them from pursuing their claims against FHGC in the state courts. That motion also sought to enjoin the state courts from proceeding in order to protect and effectuate the federal court’s judgments.  FHGC’s motion was denied by the federal court.

As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings and a corresponding accrued liability during the quarter ended June 30, 2010.  This amount represents the $262 million judgment amount plus post judgment interest and is included in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  The Company has accrued for legal fees expected to be incurred related to this case as well as post judgment interest subsequent to the second quarter charge, which are included in “accounts payable and other accrued liabilities” in the accompanying balance sheets.

On December 6, 2010, FHGC entered into a Memorandum of Understanding with attorneys representing the four plaintiffs and the class setting forth the settlement terms of the $262 million partial summary judgment entered in the class action lawsuit.  The Memorandum of Understanding provides that subject to the execution of a settlement agreement acceptable to FHGC and final non-appealable approval of such settlement by the Louisiana state court, FHGC will pay $150.5 million to satisfy in full the amount of the partial summary judgment and to resolve and settle all claims of the class, including claims for pre and post judgment interest, attorneys fees and costs.  In addition, Coventry will assign to the class certain rights it has to the proceeds of FHGC’s insurance policies relating to the claims asserted by the class. Pursuant to the Memorandum of Understanding, the parties have also agreed to request that the appropriate courts stay all related proceedings and consideration of any pending appellate writ applications, and to stay the effect of any outstanding judgments until the settlement agreement is prepared, executed and receives final court approval.

In exchange for the settlement payment by FHGC, class members will release FHGC and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the Act. Plaintiffs have also agreed to a notice procedure that FHGC may follow in the future to comply with the Act. As noted, the Memorandum of Understanding is contingent upon the execution of a definitive settlement agreement acceptable to FHGC.  Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or exclude themselves from the settlement.

On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC. The settlement agreement contains the same terms and conditions as was set forth in the Memorandum of Understanding. As noted above and as set forth in the settlement agreement, certain contingencies (preliminary court approval; resolutions of objections filed by class members challenging the fairness of the settlement; class members excluded from the settlement not exceeding a materiality threshold; and, final court approval)  must be satisfied before the settlement becomes final.  Given these various contingencies which must be satisfied before the settlement becomes final, no changes have been made to the previously recorded amounts.

In a related matter, FHGC has filed another lawsuit in Louisiana federal district court against 85 Louisiana providers seeking a declaratory judgment that its contracts are valid and enforceable, that its contracts are not subject to the Louisiana’s Any Willing Provider Act because its contracts pertain to payment for services rendered to injured workers, and FHGC is exempt from the notice provision of the Any Willing Provider Act because it has contracted directly with the providers. As a result of the Memorandum of Understanding and the settlement agreement executed in connection with the provider class action lawsuit in Louisiana referenced above, this lawsuit will be stayed and dismissed if the settlement agreement of the class action lawsuit becomes final.

On September 3, 2009, a shareholder, who owned less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December, 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. To date, no consolidated and amended complaint has been filed.   The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare PFFS products. The Company will vigorously defend against the allegations in the lawsuit and has filed a motion to dismiss the complaint which is pending before the court. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. A consolidated complaint has not yet been filed. The Company intends to vigorously defend against the allegations in the consolidated lawsuit and has filed a motion to dismiss the complaint which is pending before the court. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

There were several lawsuits filed against our Florida health plan by non-participating providers seeking to be paid their full billed charges for services rendered to Florida members. The Florida health plan reimburses non-participating providers at rates which are usual and customary for similar services in the same geographical area. The Company has settled these lawsuits for amounts that did not have a material adverse effect on its financial position or results of operations.

Capitation Arrangements

The Company has capitation arrangements for certain ancillary heath care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premium to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 6.4%, 2.9% and 4.1% of the Company’s total medical costs for the years ended December 31, 2010, 2009 and 2008, respectively.

CMS Audits

CMS periodically performs audits and may seek return of premium payments made to the company if risk adjustment factors are not properly supported by medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include significant estimates related to the amount of HCC revenue subject to audit and anticipated error rates. Although the Company maintains reserves for its exposure to the risk adjustment data validation (“RADV”) audits, actual results could differ materially from those estimates.  Accordingly, CMS audit results could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The Company is a provider of health insurance coverage to the State of Illinois employees and their dependents.  In August 2009, the State of Illinois notified the Company of the State’s significant budget deficit and subsequently the State has limited payments to the Company based on available cash.

As of December 31, 2010, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $50.1 million which represents four months of health insurance premiums.  As the receivable is from a governmental entity which has been making payments, including accrued interest on late payments, we believe that the full receivable balance will ultimately be realized and therefore we have not reserved against the outstanding balance.  The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies.  For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2010. The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage our pharmacy benefits for our members and to provide rebate administration services on behalf of the Company.  As of December 31, 2010, the Company had pharmacy rebate receivables of $310.7 million due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

N. STATUTORY INFORMATION

The Company’s regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2010, the Company received $319.4 million in dividends from its regulated subsidiaries and paid $11.5 million in capital contributions to these subsidiaries.

The National Association of Insurance Commissioners (“NAIC”) has proposed that states adopt risk-based capital (“RBC”) standards which are a method of measuring the minimum amount of capital appropriate for a managed care organization to support its overall business operations in consideration of its size and risk profile. The managed care organization’s RBC is calculated by applying factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a managed care organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula. The Company’s health plans are required to submit an RBC report to the NAIC and their domiciled state’s department of insurance with their annual filing.

Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from filing a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.

The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC.  Some states in which the Company’s regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2010 and 2009 (in millions, except percentage data).

	2010	2009
	(unaudited)
Regulated capital and surplus	$1,908.7	$1,636.2
200% of RBC (1, 2)	$633.8	$812.2
Excess capital and surplus above 200% of RBC (1, 2)	$1,274.9	$824.0
Capital and surplus as percentage of RBC (1, 2)	602%	403%
Statutory deposits	$79.9	$75.3

(1)	RBC amounts are not audited.
(2)
The State of Florida does not have a RBC requirement for its regulated HMOs.  Accordingly, the statutory reserve information provided for the Company’s health plans domiciled in Florida is based on the actual statutory minimum capital required by the State of Florida.

The increase in capital and surplus for our regulated subsidiaries primarily resulted from net earnings, acquisition of PHS and MHP, and capital contributions made by the parent company, partially offset by dividends paid to the parent company.

The Company believes that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, the Company had cash and investments of approximately $1.1 billion and $713.0 million at December 31, 2010 and 2009, respectively.  The increase resulted from earnings from non-regulated businesses, and dividends from the Company’s regulated subsidiaries.  These were partially offset by capital infusions into the Company’s subsidiaries.

O. OTHER INCOME, NET

Other income, net for the years ended December 31, 2010, 2009 and 2008 includes interest income, net of fees, of approximately $70.8 million, $65.5 million and $104.6 million, respectively.  Other income, net includes gains of $8.4 million and $4.6 million on the repayment of outstanding debt for the years ended December 31, 2009 and 2008, respectively. Other income, net included a gain on disposal of investments of $11.0 million and $11.6 million for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2008, other income, net included a charge of $33.5 million for the other-than-temporary impairment of investment securities. As discussed in Note G, Investments and Fair Value Measurements, to the consolidated financial statements, the Company recorded an impairment charge, related to the Company’s equity method investments, of $5.0 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

P. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. As a part of this program, the Company made no purchases of common stock during 2010. The Company purchased 1.5 million shares of its common stock during 2009 at an aggregate cost of $30.0 million and 7.3 million shares of its common stock during 2008 at an aggregate cost of $318.0 million. As of December 31, 2010, the total remaining common shares the Company is authorized to repurchase under this program is 5.2 million. Excluded from these amounts are shares purchased in exchange for employee payroll taxes on vesting of restricted stock awards as these purchases are not part of the program.

Q. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2010 and 2009.  Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010 (1)	2010	2010
Operating revenues	$2,858,978	$2,868,141	$2,835,781	$3,025,016
Operating earnings	155,066	5,230	291,943	237,046
Earnings before income taxes	155,223	3,242	292,222	235,846
Income from continuing operations	97,325	1,021	189,945	150,326
Income from discontinued operations, net of tax	-	-	-	-
Net earnings	97,325	1,021	189,945	150,326
Basic earnings per share from continuing operations	0.67	0.01	1.30	1.02
Basic earnings per share from discontinued operations	-	-	-	-
Total basic earnings per share	0.67	0.01	1.30	1.02
Diluted earnings per share from continuing operations	0.66	0.01	1.29	1.01
Diluted earnings per share from discontinued operations	-	-	-	-
Total diluted earnings per share	0.66	0.01	1.29	1.01

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Operating revenues	$3,532,895	$3,498,374	$3,444,110	$3,428,147
Operating earnings	63,325	102,459	152,762	183,406
Earnings before income taxes	61,061	112,579	150,077	180,838
Income from continuing operations	38,108	67,708	100,439	109,080
Income (loss) from discontinued operations, net of tax	6,060	(49,283)	(29,810)	-
Net earnings	44,168	18,425	70,629	109,080
Basic earnings per share from continuing operations	0.26	0.46	0.68	0.75
Basic earnings (loss) per share from discontinued operations	0.04	(0.33)	(0.20)	-
Total basic earnings per share	0.30	0.13	0.48	0.75
Diluted earnings per share from continuing operations	0.26	0.46	0.68	0.74
Diluted earnings (loss) per share from discontinued operations	0.04	(0.34)	(0.20)	-
Total diluted earnings per share	0.30	0.12	0.48	0.74

(1)
As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the company recorded a $278 million pre-tax charge to earnings and a corresponding accrued liability during the quarter ended June 30, 2010. See Note L, Commitments and Contingencies, to the consolidated financial statements for additional information.

R. RELATED PARTY TRANSACTION

Allen F. Wise, Chief Executive Officer and Director of the Company, owns a majority interest in Health Risk Partners (“HRP”), an organization that has entered into a written contract with the Company to provide various  services relating to the Company’s Medicare line of business.  The contract was negotiated and entered into on an arms-length basis. Two other Directors of the Company own minority interests in HRP.  Specifically, HRP provides operational consulting, data processing, data reporting, and chart review/coding services, premium reconciliation, and hierarchical condition categories (“HCC”) revenue compliance related to the Company’s Medicare business.  For the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses of approximately $15.4 million, $12.2 million and $1.1 million, respectively, to HRP for services rendered under the contract.  At December 31, 2010 and 2009, the Company had accrued amounts to HRP of approximately $1.8 million and $4.6 million. These amounts are recognized within accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Coventry’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934, as amended) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation.  Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2010, and their opinion is included in this Annual Report on Form 10-K.

Disclosure Controls and Procedures

We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Coventry Health Care, Inc., and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 2011

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of our Company.”

Item 11: Executive Compensation

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Voting Stock Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2010, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

	(a)		(b)		(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-Average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	12,358,945	(1)	$34.88	(2)	5,699,255
Equity compensation plans not approved by stockholders	-		-		-
Total	12,358,945		-		5,699,255

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

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

Form 10-K
Pages

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets, December 31, 2010 and 2009	48

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	49

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010, 2009 and 2008	50

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	51

Notes to Consolidated Financial Statements, December 31, 2010, 2009 and 2008	52 – 77

2. Financial Statement Schedules

Schedule I, Condensed Financial Information of Parent Company	83

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$814,811	$344,025
Short-term investments	61	195,071
Other receivables, net	4,510	6,597
Other current assets	27,429	35,556
Total current assets	846,811	581,249

Long-term investments	30,125	28,830
Property and equipment, net	2,766	4,226
Investment in subsidiaries	5,187,346	4,914,948
Other long-term assets	91,852	81,117
Total assets	$6,158,900	$5,610,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$273,868	$200,547
Total current liabilities	273,868	200,547

Long-term debt, net	1,599,396	1,599,026
Notes payable to subsidiary	65,000	69,235
Other long-term liabilities	21,470	29,008
Total liabilities	1,959,734	1,897,816

Stockholders' equity:
Common stock, $.01 par value; 570,000 authorized	1,915	1,905
191,512 issued and 149,427 outstanding in 2010
190,462 issued and 147,990 outstanding in 2009
Treasury stock, at cost; 42,085 in 2010; 42,472 in 2009	(1,268,456)	(1,282,054)
Additional paid-in capital	1,784,826	1,750,113
Accumulated other comprehensive income	41,081	41,406
Retained earnings	3,639,800	3,201,184
Total stockholders' equity	4,199,166	3,712,554
Total liabilities and stockholders' equity	$6,158,900	$5,610,370

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Revenues:
Management fees charged to operating subsidiaries	$208,453	$252,962	$192,359

Expenses:
Selling, general and administrative	170,524	214,733	133,008
Depreciation and amortization	939	2,208	1,034
Interest expense	82,590	88,250	104,811
Total expenses	254,053	305,191	238,853

Investment and other income, net	629	8,456	8,139

Loss before income taxes and equity in net
earnings of subsidiaries	(44,971)	(43,773)	(38,355)

Benefit for income taxes	16,239	16,415	14,076

Income (loss) before equity in net earnings of subsidiaries	(28,732)	(27,358)	(24,279)

Equity in net earnings of subsidiaries	467,348	269,659	406,174

Net earnings	$438,616	$242,301	$381,895

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Net cash from operating activities	$(21,032)	$114,403	$(28,165)
Cash flows from investing activities:
Capital expenditures, net	518	275	(1,472)
Proceeds from the sales and maturities of investments	196,052	308,742	147,764
Purchases of investments and other	---	(259,955)	(238,578)
Capital contributions to subsidiaries	(142,271)	(293,750)	(225,199)
Dividends from subsidiaries	530,589	635,137	639,050
(Payments) / Proceeds for acquisitions, net	(102,356)	10,197	(137,374)
Net cash from investing activities	482,532	400,646	184,191

Cash flows from financing activities:
Proceeds from issuance of stock	15,484	1,224	7,233
Payments for repurchase of stock	(4,888)	(32,796)	(323,137)
Repayment of debt	---	(294,930)	(423,872)
Repayment of note to subsidiaries	(4,235)	(28,728)	(12,307)
Proceeds from issuance of debt	---	---	668,409
Excess tax benefit from stock compensation	2,925	604	387
Net cash from financing activities	9,286	(354,626)	(83,287)
Net change in cash and cash equivalents	470,786	160,423	72,739
Cash and cash equivalents at beginning of period	344,025	183,602	110,863
Cash and cash equivalents at end of period	$814,811	$344,025	$183,602

See accompanying notes to the condensed financial statements.

COVENTRY HEALTH CARE, INC.
SCHEDULE I – PARENT COMPANY ONLY FINANCIAL INFORMATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

Coventry Health Care, Inc. (“Coventry” or the “Company”) parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K.  The accounting policies for the registrant are the same as those described in Note A, Organization and Summary of Significant Accounting Policies, to the Company’s consolidated financial statements.  The accounts of all subsidiaries are excluded from the parent company financial information.

For information regarding the Company’s debt, commitments and contingencies and income taxes, refer to the respective notes to the Company’s consolidated financial statements.

B.   SUBSIDIARY TRANSACTIONS

Through intercompany service agreements approved, if required, by state regulatory authorities, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries.

The captions “Capital contributions to subsidiaries” and “Dividends from subsidiaries” on the condensed statements of cash flows include amounts from our regulated and non-regulated subsidiaries.  During 2010, 2009 and 2008 we received $319.4 million, $121.0 million and $332.1 million in dividends from our regulated subsidiaries, respectively, and infused $11.5 million, $293.8 million and $225.2 million in capital contributions into our regulated subsidiaries, respectively.

3. Exhibits Required To Be Filed By Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1
Membership Interest Purchase Agreement among Steven M. Scott, M.D., and Rebecca J. Scott, as tenants by the entirety, Rebecca J. Scott FHPA Trust, Florida Health Plan Administrators, LLC and Coventry Health Care, Inc., dated as of July 6, 2007 (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K filed July 12, 2007).

3.1
Restated Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry's Current Report on Form 8-K filed on March 10, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2
Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.3
Form of Note for the 2012 Notes issued pursuant to the Indenture, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.4
Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.5
Form of Note for the 2015 Notes issued pursuant to the Indenture, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.6
Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry Health Care, Inc. and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities, BNP Paribas, BNY Capital Markets, Inc. and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.7
Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry Health Care, Inc. and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities, BNP Paribas, BNY Capital Markets, Inc. and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.8
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.9	Officers’ Certificate pursuant to the Indenture, dated March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.10
Global Note for the 2017 Notes, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

4.11
First Supplemental Indenture, dated as of August 27, 2007, among Coventry Health Care, Inc., as Issuer, and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.12	Officers’ Certificate pursuant to the Indenture, dated August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed August 27, 2007).

4.13
Global Note for the 2014 Notes, dated as of August 27, 2007, between Coventry Health Care, Inc., as Issuer, and Union Bank of California, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed March 20, 2007).

10.1
Amended and Restated Credit Agreement, dated July 11, 2007, by and among Coventry Health Care, Inc., as borrower, with several banks and other financial institutions or entities from time to time parties thereto, Citibank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., Lehman Brothers Commercial Bank, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed July 17, 2007).

10.2	*
Employment Agreement between Coventry Health Care, Inc. and Dale B. Wolf, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.3	*
Separation of Employment Agreement and General Release, dated May 4, 2009, by and between Dale B. Wolf and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed May 7, 2009).

10.4	*
Employment Agreement between Coventry Health Care, Inc. and Shawn M. Guertin, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.5
Separation and Consulting Agreement, dated November 16, 2009, by and between Coventry Health Care, Inc. and Shawn M. Guertin (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 20, 2009).

10.6	*
Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, dated as of April 30, 2009, effective as of January 26, 2009 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.7	*
Amendment No. 1 to Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of June 16, 2010 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on June 17, 2010).

10.8	*
Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, dated as of May 17, 2009, effective as of February 2, 2009 (Incorporated by reference to Exhibit 10.7 to Coventry’s Annual Report on Form 10-K filed on February 26, 2010, as amended on March 12, 2010).

10.9	*
Employment Agreement between Coventry Health Care, Inc. and Francis S. Soistman, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Coventry’s Current Report on Form 8-K filed on December 20, 2007).

10.10	*
Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.11	*	Employment Agreement between Coventry Health Care, Inc. and Michael D. Bahr, dated May 18, 2010.

10.13	*
Employment Agreement effective as of June 17, 1999, executed by James E. McGarry and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999).

10.14	*	Summary of Coventry Health Care, Inc. 2011 Executive Management Incentive Plan.

10.15	*	2011 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on January 24, 2011).

10.16	*	2006 Compensation Program for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.17	*
Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.18	*	Summary of Non-Employee Directors’ Compensation.

10.19	*
Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.20	*	Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan (Incorporated by reference to Appendix A to Coventry's Definitive Proxy Statement filed on April 10, 2009).

10.21	*
Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.22	*
Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 8, 2006).

10.23	*	Form of Restrictive Covenants Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K, filed on October 2, 2008).

10.24	*
Form of Coventry Health Care, Inc. non-performance based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009).

10.25	*	Form of Performance Share Units Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010).

10.26	*
Form of performance-based Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010).

10.27	*	2006 Coventry Health Care, Inc. Mid-Term Executive Retention Program (Incorporated by reference to Exhibit 10.1 to Coventry's Current Report on Form 8-K filed on May 25, 2006).

10.28	*
Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 16, 2005).

10.29	*
Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003, including the First Amendment effective as of January 1, 2004, effective May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005).

10.30	*
Third Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as “The Coventry Health Care, Inc. 401(k) Restoration and Deferred Compensation Plan”), effective as of December 22, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007).

10.31
Settlement Agreement in the matter of Clark A. Gunderson, M.D., et al. vs. F. A. Richard & Associates, Inc., et al., filed on February 2, 2011 in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, Suit Number: 2004-2417, Division: “D”.

12		Computation of Ratio of Earnings to Fixed Charges.

14
Code of Business Conduct and Ethics initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005, November 1, 2006 and November 11, 2010 (Incorporated by reference to Exhibit 14.1 to Coventry’s Current Report on Form 8-K filed on November 17, 2010).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director, and John J. Stelben, Interim Chief Financial Officer and Treasurer.

Ü   Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 25, 2011	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer
and Director

Date:	February 25, 2011	By: /s/ John J. Stelben
John J. Stelben
Interim Chief Financial Officer
and Treasurer

Date:	February 25, 2011	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (Principal Function)	Date

By: /s/ Allen F. Wise	Chief Executive Officer and Director	February 25, 2011
Allen F. Wise

By: /s/ Joel Ackerman	Director	February 25, 2011
Joel Ackerman

By: /s/ L. Dale Crandall	Director	February 25, 2011
L. Dale Crandall

By: /s/ Lawrence N. Kugelman	Director	February 25, 2011
Lawrence N. Kugelman

By: /s/ Daniel N. Mendelson	Director	February 25, 2011
Daniel N. Mendelson

By: /s/ Rodman W. Moorhead, III	Director	February 25, 2011
Rodman W. Moorhead, III

By: /s/ Michael A. Stocker, M.D.	Director	February 25, 2011
Michael A. Stocker, M.D.

By: /s/ Joseph R. Swedish	Director	February 25, 2011
Joseph R. Swedish

By: /s/ Elizabeth E. Tallett	Director	February 25, 2011
Elizabeth E. Tallett

By: /s/ Timothy T. Weglicki	Director	February 25, 2011
Timothy T. Weglicki

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.11	Employment Agreement between Coventry Health Care, Inc. and Michael D. Bahr, dated May 18, 2010.

10.14	Summary of Coventry Health Care, Inc. 2011 Executive Management Incentive Plan.

10.18	Summary of Non-Employee Directors’ Compensation.

10.31
Settlement Agreement in the matter of Clark A. Gunderson, M.D., et al. vs. F. A. Richard & Associates, Inc., et al., filed on February 2, 2011 in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, Suit Number: 2004-2417, Division: “D”.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by John J. Stelben, Interim Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director, and John J. Stelben, Interim Chief Financial Officer and Treasurer.

Note:	This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.