Form 10-Q
period 2011-03-31
COVENTRY HEALTH CARE INC
filed 2011-05-05
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Stock $.01 Par Value	148,222,634

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,358,531	$1,853,988
Restricted cash - litigation escrow	150,500	-
Short-term investments	308,845	16,849
Accounts receivable, net	275,821	276,694
Other receivables, net	566,170	515,882
Other current assets	331,612	371,528
Total current assets	2,991,479	3,034,941

Long-term investments	2,349,200	2,184,606
Property and equipment, net	262,365	262,282
Goodwill	2,554,966	2,550,570
Other intangible assets, net	415,706	431,886
Other long-term assets	30,267	31,300
Total assets	$8,603,983	$8,495,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,307,378	$1,237,690
Accounts payable and other accrued liabilities	849,479	942,226
Deferred revenue	161,409	103,082
Current portion of long-term debt	233,903	-
Total current liabilities	2,552,169	2,282,998

Long-term debt	1,365,585	1,599,396
Other long-term liabilities	416,391	414,025
Total liabilities	4,334,145	4,296,419

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 191,939 issued and 148,225 outstanding in 2011 191,512 issued and 149,427 outstanding in 2010	1,919	1,915
Treasury stock, at cost; 43,714 in 2011; 42,085 in 2010	(1,317,840)	(1,268,456)
Additional paid-in capital	1,801,123	1,784,826
Accumulated other comprehensive income, net	34,602	41,081
Retained earnings	3,750,034	3,639,800
Total stockholders’ equity	4,269,838	4,199,166
Total liabilities and stockholders’ equity	$8,603,983	$8,495,585

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2011	2010
Operating revenues:
Managed care premiums	$2,755,336	$2,570,575
Management services	293,602	288,403
Total operating revenues	3,048,938	2,858,978

Operating expenses:
Medical costs	2,275,161	2,114,343
Cost of sales	67,898	59,145
Selling, general and administrative	498,590	494,905
Depreciation and amortization	35,816	35,519
Total operating expenses	2,877,465	2,703,912

Operating earnings	171,473	155,066

Interest expense	20,038	20,130
Other income, net	19,469	20,287

Earnings before income taxes	170,904	155,223

Provision for income taxes	60,671	57,898

Net earnings	$110,233	$97,325

Net earnings per share:
Basic earnings per share	$0.75	$0.67
Diluted earnings per share	$0.74	$0.66

Weighted average common shares outstanding:
Basic	147,219	145,782
Effect of dilutive options and restricted stock	1,965	1,499
Diluted	149,184	147,281

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$110,233	$97,325
Adjustments to earnings:
Depreciation and amortization	35,816	35,519
Amortization of stock compensation	8,227	10,515
Changes in assets and liabilities:
Restricted cash – litigation escrow	(150,500)	-
Accounts receivable, net	1,693	3,599
Medical liabilities	68,942	(231,146)
Accounts payable and other accrued liabilities	(35,478)	(104,960)
Deferred revenue	58,409	12,301
Other operating activities	(68,728)	(10,076)
Net cash from operating activities	28,614	(186,923)

Cash flows from investing activities:
Capital expenditures, net	(19,658)	(12,481)
Proceeds from sales of investments	247,498	198,397
Proceeds from maturities of investments	25,721	457,262
Purchases of investments	(736,539)	(437,510)
Payments for acquisitions, net of cash acquired	-	(66,894)
Net cash from investing activities	(482,978)	138,774

Cash flows from financing activities:
Proceeds from issuance of stock	8,865	380
Payments for repurchase of stock	(51,784)	(1,279)
Excess tax benefit from stock compensation	1,826	737
Net cash from financing activities	(41,093)	(162)

Net change in cash and cash equivalents	(495,457)	(48,311)

Cash and cash equivalents at beginning of period	1,853,988	1,418,554

Cash and cash equivalents at end of period	$1,358,531	$1,370,243

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2010. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year-end balance sheet data included in this report was derived from audited financial statements.

Significant Accounting Policies

Beginning January 1, 2011, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), mandates minimum medical loss ratios (“MLR”) for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and other allowable administrative expenses, including quality improvement and taxes, as defined by PPACA be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums.

The Company has a detailed projection process to estimate full-year MLR results. Based on these current full-year estimates, the Company has accrued a liability for a proportional amount of the projected annual estimate in the current quarter.  These projections will be updated every quarter with resultant changes in accrued liabilities recorded on a pro-rata year-to-date basis.  The potential rebate liabilities are recorded in the “accounts payable and other accrued liabilities” line in the accompanying balance sheets and as contra-revenue in “managed care premiums” in the accompanying statement of operations.

B.    NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires, among other things, the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3).  The Company adopted this provision on January 1, 2011, as required.  The adoption of ASU 2010-06 did not affect the Company’s financial position or results of operations.

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

	Quarter Ended March 31, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,393,407	$384,860	$-	$(22,931)	$2,755,336
Management services	77,842	26,578	191,563	(2,381)	293,602
Total operating revenues	2,471,249	411,438	191,563	(25,312)	3,048,938
Medical costs	1,939,106	358,985	-	(22,930)	2,275,161
Cost of sales	-	-	67,898	-	67,898
Gross margin	$532,143	$52,453	$123,665	$(2,382)	$705,879

Selling, general and administrative					498,590
Depreciation and amortization					35,816
Operating earnings					$171,473

	Quarter Ended March 31, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,090,584	$498,914	$-	$(18,923)	$2,570,575
Management services	82,957	23,499	184,405	(2,458)	288,403
Total operating revenues	2,173,541	522,413	184,405	(21,381)	2,858,978
Medical costs	1,661,041	472,225	-	(18,923)	2,114,343
Cost of sales	-	-	59,145	-	59,145
Gross margin	$512,500	$50,188	$125,260	$(2,458)	$685,490

Selling, general and administrative					494,905
Depreciation and amortization					35,519
Operating earnings					$155,066

D.    DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

5.875% Senior notes due 1/15/12, net of repurchases	$233,903	$233,903
6.125% Senior notes due 1/15/15, net of repurchases	228,845	228,845
5.95% Senior notes due 3/15/17, net of repurchases and unamortized discount of $845 at March 31, 2011	382,390	382,355
6.30% Senior notes due 8/15/14, net of unamortized discount of $777 at March 31, 2011	374,321	374,264
Revolving Credit Facility due 7/11/12, 0.82% weighted average interest rate for the period ended March 31, 2011	380,029	380,029
Total Debt	$1,599,488	$1,599,396

The Company’s senior notes and credit facility contain certain covenants and restrictions regarding, among other things, additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions and consolidations or mergers.  Additionally, the Company’s credit facility requires compliance with a leverage ratio of 3 to 1.  The Company’s credit facility and certain of its senior notes also include, as an event of default, the entry of a judgment against the Company or a subsidiary in excess of a specified amount ($50 million in the case of the credit agreement and $20 million in the case of the applicable senior notes) if enforcement proceedings are commenced or if enforcement is not stayed for a period of 30 consecutive days. No enforcement proceedings have commenced against the company. As of March 31, 2011, the Company was in compliance with the applicable covenants and restrictions under its senior notes and credit facility.

E.    CONTINGENCIES

Legal Proceedings

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this investigation will have a material adverse effect on its financial position or results of operations.

First Health Group Corporation (“FHGC”), a subsidiary of the Company, is a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third-party administrators (“TPAs”) for employers who self insure workers’ compensation benefits contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract. So that its contracted providers know which payors are accessing their contract, FHGC sends regular written notices to its contracted providers and maintains a provider website which lists each and every payor who is accessing the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs allege that the Act applies to medical bills for treatment rendered to injured workers and that the Act requires point-of-service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. In response to the state court class action, FHGC and certain payors filed a suit in federal court against the same four provider plaintiffs in the state court class action seeking a declaratory judgment that FHGC’s contracts are valid and enforceable, that its contracts are not subject to the Act since the Act does not apply to medical services rendered to injured workers and that FHGC is exempt from the notice requirements of the Act because it has contracted directly with each provider in its network. The federal district court ruled in favor of FHGC and declared that its contracts are not subject to the Act, that FHGC was exempt from the Act’s notice provision because it contracted directly with the providers and that FHGC’s contracts were valid and enforceable, i.e., the four provider plaintiffs were required to accept the discounted rate in accordance with the terms of their written contracts with FHGC.

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

On December 6, 2010, FHGC entered into a Memorandum of Understanding with attorneys representing the four plaintiffs and the class setting forth the settlement terms of the $262 million partial summary judgment entered in the class action lawsuit.  The Memorandum of Understanding provides that, subject to the execution of a settlement agreement acceptable to FHGC and final non-appealable approval of such settlement by the Louisiana state court, FHGC will pay $150.5 million to satisfy in full the amount of the partial summary judgment and to resolve and settle all claims of the class, including claims for pre and post judgment interest, attorneys fees and costs.  In addition, Coventry will assign to the class certain rights it has to the proceeds of FHGC’s insurance policies relating to the claims asserted by the class. Pursuant to the Memorandum of Understanding, the parties have also agreed to request that the appropriate courts stay all related proceedings and consideration of any pending appellate writ applications, and to stay the effect of any outstanding judgments until the settlement agreement is prepared, executed and receives final court approval.

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

On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, the Company made a $150.5 million cash payment into escrow. As noted above and as set forth in the settlement agreement, certain contingencies such as preliminary court approval; resolutions of objections filed by class members challenging the fairness of the settlement; class members excluded from the settlement not exceeding a materiality threshold; and final court approval, must be satisfied before the settlement becomes final. The hearing date for final approval of the settlement is scheduled for May 27, 2011.  Given these various contingencies, which must be satisfied before the settlement becomes final, no changes have been made to the previously recorded amounts.

In a related matter, FHGC has filed another lawsuit in Louisiana federal district court against 85 Louisiana providers seeking a declaratory judgment that its contracts are valid and enforceable, its contracts are not subject to the Louisiana’s Any Willing Provider Act because its contracts pertain to payment for services rendered to injured workers, and FHGC is exempt from the notice provision of the Any Willing Provider Act because it has contracted directly with the providers. As a result of the Memorandum of Understanding and the settlement agreement executed in connection with the provider class action lawsuit in Louisiana referenced above, this lawsuit has been stayed and will be dismissed if the settlement agreement of the class action lawsuit becomes final.

On September 3, 2009, a shareholder, who owned less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. To date, no consolidated and amended complaint has been filed. The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare Private-Fee-For-Service (“Medicare PFFS”) products. The Company will vigorously defend against the allegations in the lawsuit and filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part and denied in part the Company’s motion to dismiss the complaint.  The Company has filed a motion for reconsideration of that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed. The Company intends to vigorously defend against the allegations in the consolidated lawsuit and filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company has filed a motion for reconsideration of the court’s March 31, 2011 Order and has filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to guaranty fund assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants.

The Pennsylvania Insurance Commissioner has placed Penn Treaty Network America Insurance Company and its subsidiary (collectively, “Penn Treaty”), neither of which is affiliated with the Company, in rehabilitation (an intermediate action before insolvency) and has petitioned a Pennsylvania state court for liquidation. If Penn Treaty is liquidated, the Company’s health plans and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments in future periods from various states in which Penn Treaty policyholders reside and in which the Company’s health plans and insurance subsidiaries write premiums.

The Company is unable to estimate losses or ranges of losses because the Company cannot predict when the Pennsylvania  state court will render a decision, the amount of the insolvency, if any, the amount and timing of any associated guaranty fund assessments or the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company. Based on information known to date, the Company cannot predict the outcome of this matter.  However, an assessment could have a material adverse effect on the Company’s financial positions and results of operations.

F.    COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended March 31,
	2011	2010

Net earnings	$110,233	$97,325
Other comprehensive income:
Unrealized holding (losses) gains	(9,027)	1,997
Reclassification adjustments, net	(1,594)	(3,858)
Other comprehensive (loss) income, before income taxes	(10,621)	(1,861)
Income tax benefit	4,142	727
Other comprehensive (loss) income, net of income taxes	(6,479)	(1,134)
Comprehensive income	$103,754	$96, 191

G.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The Company considers all of its investments as available-for-sale securities. For debt securities, if the Company either intends to sell or determines that it will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the entire impairment in earnings.  If the Company does not intend to sell the debt security and the Company determines that it will not more-likely-than-not be required to sell the debt security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of March 31, 2011
State and municipal bonds	$831,832	$27,727	$(2,745)	$856,814
U.S. Treasury securities	75,155	2,696	(12)	77,839
Government-sponsored enterprise securities (1)	333,876	5,938	(355)	339,459
Residential mortgage-backed securities (2)	330,911	9,415	(1,656)	338,670
Commercial mortgage-backed securities	20,711	873	-	21,584
Asset-backed securities (3)	22,458	954	(6)	23,406
Corporate debt and other securities	959,338	15,260	(1,357)	973,241
	$2,574,281	$62,863	$(6,131)	$2,631,013
Equity method investments (4)				27,032
				$2,658,045

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2010
State and municipal bonds	$856,838	$29,886	$(3,068)	$883,656
U.S. Treasury securities	84,739	3,667	(7)	88,399
Government-sponsored enterprise securities (1)	332,421	7,477	(318)	339,580
Residential mortgage-backed securities (2)	308,250	10,421	(1,270)	317,401
Commercial mortgage-backed securities	22,025	952	-	22,977
Asset-backed securities (3)	29,143	1,192	-	30,335
Corporate debt and other securities	473,982	17,123	(588)	490,517
	$2,107,398	$70,718	$(5,251)	$2,172,865
Equity method investments (4)				28,590
				$2,201,455

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt, and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$493,977	$495,998	$174,639	$176,400
1 to 5 years	1,040,350	1,068,561	889,990	922,696
5 to 10 years	503,543	520,993	499,632	519,296
Over 10 years	536,411	545,461	543,137	554,473
Total	$2,574,281	$2,631,013	$2,107,398	$2,172,865

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $1.7 million and gross investment losses of $0.1 million were realized on sales of investments for the quarter ended March 31, 2011. This compares to gross investment gains of $5.6 million realized on sales of investment for the quarter ended March 31, 2010.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statement of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

At March 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$140,143	$(2,745)	$-	$-	$140,143	$(2,745)
U.S. Treasury securities	13,000	(12)	-	-	13,000	(12)
Government sponsored enterprises	33,848	(355)	-	-	33,848	(355)
Residential mortgage-backed securities	91,711	(1,656)	-	-	91,711	(1,656)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	1,273	(6)	-	-	1,273	(6)
Corporate debt and other securities	153,830	(1,357)	-	-	153,830	(1,357)
Total	$433,805	$(6,131)	$-	$-	$433,805	$(6,131)

At December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$-	$-	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	-	-	5,890	(7)
Government sponsored enterprises	19,551	(318)	-	-	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	34,405	(588)	-	-	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

The unrealized losses presented in this table do not meet the criteria for treatment as an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements.  The Company has not decided to sell, and it is not more-likely-than-not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and that other-than-temporary impairments may be recorded in future periods.

Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value and requires a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value based on the quality and reliability of the inputs or assumptions used in fair value measurements.

The Company’s Level 1 securities primarily consist of U.S. Treasury securities and cash. The Company determines the estimated fair value for its Level 1 securities using quoted (unadjusted) prices for identical assets or liabilities in active markets.

The Company’s Level 2 securities primarily consist of government-sponsored enterprise securities, state and municipal bonds, mortgage-backed securities, asset-backed securities, corporate debt and money market funds. The Company determines the estimated fair value for its Level 2 securities using the following methods: quoted prices for similar assets/liabilities in active markets, quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices and high variability over time), inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves volatilities and default rates, among others), and inputs that are derived principally from or corroborated by other observable market data.

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2011	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,358,531	$883,618	$474,913	$-
State and municipal bonds	856,814	-	856,814	-
U.S. Treasury securities	77,839	77,839	-	-
Government-sponsored enterprise securities	339,459	-	339,459	-
Residential mortgage-backed securities	338,670	-	338,670	-
Commercial mortgage-backed securities	21,584	-	21,584	-
Asset-backed securities	23,406	-	23,406	-
Corporate debt and other securities	973,241	147,849	825,392	-
Total	$3,989,544	$1,109,306	$2,880,238	$-

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,853,988	$326,258	$1,527,730	$-
State and municipal bonds	883,656	-	883,656	-
U.S. Treasury securities	88,399	88,399	-	-
Government-sponsored enterprise securities	339,580	-	339,580	-
Residential mortgage-backed securities	317,401	-	317,181	220
Commercial mortgage-backed securities	22,977	-	22,977	-
Asset-backed securities	30,335	-	30,208	127
Corporate debt and other securities	490,517	-	489,787	730
Total	$4,026,853	$414,657	$3,611,119	$1,077

During the quarter ended March 31, 2011, there were no transfers between Level 1 and Level 2. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarters ended March 31, 2011 and 2010 (in thousands):

Quarter Ended March 31, 2011

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers to (from) Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(273)	(16)	(7)	(250)
Settlements	-	-	-	-
Ending Balance, March 31, 2011	$-	$-	$-	$-

(1) The Company no longer relies upon broker quotes or other models involving unobservable inputs to value these securities, as there are sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred these securities from Level 3 to Level 2 for the period ended March 31, 2011.

Quarter Ended March 31, 2010

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$3,100	$4,438	$8,626
Transfers to (from) Level 3	-	(470)	470	-
Total gains or losses (realized / unrealized)
Included in earnings	2,154	159	162	1,833
Included in other comprehensive income	(1,759)	(454)	134	(1,439)
Purchases, issuances, sales and settlements
Purchases	1,951	1,746	-	205
Issuances	-	-	-	-
Sales	(4,034)	(1,962)	(199)	(1,873)
Settlements	-	-	-	-
Ending Balance, March 31, 2010	$14,476	$2,119	$5,005	$7,352

H.    STOCK-BASED COMPENSATION

Performance Share Units

During the quarter ended March 31, 2011, the Company granted performance share units (“PSUs”) to key employees pursuant to its Amended and Restated 2004 Incentive Plan. The PSUs represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as shareholders with respect to the shares of the Company’s common stock to which the awards relate. All PSUs that vest will be paid out in cash based upon the price of the Company’s common stock and therefore are classified as a liability by the Company. The PSUs vest based upon the achievement of certain performance goals as of December 31, 2011.  The related liability on the Company’s books at March 31, 2011 and December 31, 2010 was $11.6 million and $23.1 million, respectively.  During the quarter ended March 31, 2011, the Company paid $18.2 million for PSUs that vested December 31, 2010. The Company recognized compensation expense related to the PSUs of $6.7 million for the quarter ended March 31, 2011 and $3.2 million for the quarter ended March 31, 2010.

The following table summarizes PSU activity for the quarter ended March 31, 2011:

Units
(in thousands)
Nonvested, January 1, 2011	585
Granted	393
Vested	-
Forfeited	(30)
Nonvested, March 31, 2011	948

I.    SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. In March 2011, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 1.7 million shares of its common stock during the quarter ended March 31, 2011 at an aggregate cost of $50.2 million. As of March 31, 2011, the total remaining common shares the Company is authorized to repurchase under this program is 11.0 million. Excluded from these amounts are shares purchased in connection with vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations, as these purchases are not part of the program.

J.    OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 7.8 million and 9.5 million shares for the quarters ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $17.0 million and $17.3 million for the quarters ended March 31, 2011 and 2010, respectively.

Concentration of Credit Risk

The Company is a provider of health insurance coverage to the State of Illinois employees and their dependents.  In August 2009, the State of Illinois notified the Company of the State’s significant budget deficit. The State subsequently limited payments to the Company based on available cash.

As of March 31, 2011, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $60.5 million, which represents five months of health insurance premiums. As the receivable is from a governmental entity which has been making payments, we believe that the full receivable balance will ultimately be realized and therefore have not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of March 31, 2011.  The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage our pharmacy benefits for our members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $297.0 million and $310.7 million as of March 31, 2011 and December 31, 2010 respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and as may be further updated from time to time in our  subsequent quarterly reports on Form 10-Q.  Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2011 and 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, including the critical accounting policies discussed therein.

Summary of First Quarter 2011 Performance

•	Operating revenues of $3.0 billion, up 6.6% from the prior year quarter.
•	Diluted earnings per share were $0.74, up 12.1% from the prior year quarter.
•	Commercial risk membership of 1,636,000, an increase of 135,000 members from the prior year quarter.
•	Medicare Part D membership of 1,159,000, a decrease of 441,000 members from the prior year quarter.
•	Cash flow from operations of $28.6 million. Includes $150.5 million payment into escrow related to the provider class action litigation in Louisiana state court.
•	Repurchased 1.7 million shares for $50.2 million during the quarter.

New Accounting Standards

See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to the new accounting standards which is incorporated herein by reference.

Membership

The following table presents our membership (in thousands):

	As of March 31,
Membership by Product	2011	2010
Health Plan Commercial Risk	1,636	1,501
Health Plan Commercial ASO	688	663
Medicare Advantage CCP	219	190
Medicaid Risk	468	406
Health Plan Total	3,011	2,760

Other National ASO	383	482
Total Medical Membership	3,394	3,242

Medicare Part D	1,159	1,600

Total Membership	4,553	4,842

Total Health Plan membership increased 251,000 from the prior year quarter, primarily reflecting an increase from our acquisition of MHP, Inc. (“MHP”) in the fourth quarter of 2010 and an increase in Medicaid Risk as we began enrolling Medicaid members in the Commonwealth of Pennsylvania and the State of Nebraska during 2010. Other National ASO membership decreased 99,000 primarily due to a decline of our Federal Employees Health Benefit Program (“FEHBP”) membership and the attrition of membership associated with runout of our National Accounts business. The decrease in Medicare Part D membership of 441,000 was a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters ended March 31, 2011 and 2010 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended March 31,		Increase
	2011	2010	(Decrease)
Total operating revenues	$3,048,938	$2,858,978	6.6%
Operating earnings	171,473	$155,066	10.6%
Operating earnings as a percentage of revenues	5.6%	5.4%	0.2%
Net earnings	$110,233	$97,325	13.3%
Diluted earnings per share	0.74	0.66	12.1%
Selling, general and administrative as a percentage of revenue	16.4%	17.3%	(0.9%)

Comparison of Quarters Ended March 31, 2011 and 2010

Managed care premium revenue increased primarily as a result of the acquisitions of Preferred Health Systems (“PHS”) and MHP in 2010, as well as an increase in Medicaid Risk revenue primarily due to new markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month. This was partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned reduction in auto assign regions and product offerings from five in 2010 to two in 2011.

The increases mentioned above were partially offset by an accrual for the minimum medical loss ratio (“MLR”) rebate for our Commercial business required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”).  As a result of the PPACA minimum MLR mandates, rebates are required to be issued to policyholders if the actual loss ratios fall below these minimums.  Accordingly, the Company has recorded a rebate estimate based on one quarter of our current full year estimates in the “accounts payable and other accrued liabilities” line in the accompanying balance sheets and as contra-revenue in “managed care premiums” in the accompanying statement of operations.

Medical costs increased primarily as a result of the acquisitions of PHS and MHP, new Medicaid Risk markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania, and as a result of organic membership growth and medical trend.  This was partially offset by the decrease in Medicare Part D membership, as noted above. Total medical costs, as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 0.3% over the prior year to 82.6% from 82.3%.

Cost of sales increased due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Selling, general and administrative expense increased primarily due to operating costs associated with the PHS and MHP including, but not limited to, salaries and benefits, professional fees, broker commissions and premium taxes. This increase was partially offset by a decrease in salaries and benefits costs primarily from a general reduction in the number of full-time employees.

The provision for income taxes increased from the prior year due to the increase in earnings.  The effective tax rate on operations decreased to 35.5% as compared to 37.3% for the prior year, primarily due to the proportion of our earnings in states with lower tax rates.

Segment Results

	Quarters Ended March 31,		Increase
	2011	2010	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$1,491,099	$1,317,221	$173,878
Commercial Management Services	77,842	82,957	(5,115)
Medicare Advantage Risk	591,242	507,592	83,650
Medicaid Risk	311,066	265,771	45,295
Health Plan and Medical Services	2,471,249	2,173,541	297,708
Medicare Part D	358,445	473,809	(115,364)
Other Premiums	26,415	25,105	1,310
Other Management Services	26,578	23,499	3,079
Specialized Managed Care	411,438	522,413	(110,975)
Workers’ Compensation	191,563	184,405	7,158
Other/Eliminations	(25,312)	(21,381)	(3,931)
Total Operating Revenues	$3,048,938	$2,858,978	$189,960

Gross Margin (in thousands)

Health Plan and Medical Services	$532,143	$512,500	$19,643
Specialized Managed Care	52,453	50,188	2,265
Workers’ Compensation	123,665	125,260	(1,595)
Other/Eliminations	(2,382)	(2,458)	76
Total Gross Margin	$705,879	$685,490	$20,389

Revenue and Medical Cost Statistics
Managed Care Premium Yields (per member per month):
Health Plan Commercial Group Risk	$320.97	$312.05	2.9%
Medicare Advantage Risk (1) (2)	$883.09	$885.26	(0.2%)
Medicare Part D (3)	$90.86	$88.05	3.2%
Medicaid Risk	$221.16	$218.76	1.1%
Medical Loss Ratios:
Health Plan Commercial Group Risk	80.2%	80.2%	-
Medicare Advantage Risk (2)	84.2%	85.7%	(1.5%)
Medicare Part D	95.8%	95.3%	0.5%
Medicaid Risk	86.0%	84.0%	2.0%
Total MLR	82.6%	82.3%	0.3%

(1)	Revenue per member per month excludes the effect of revenue ceded to external parties.
(2)	Beginning Q1 2010 excludes the PFFS product, which was not renewed effective January 1, 2010.
(3)	Revenue per member per month excludes the effect of the Centers for Medicare and Medicaid Services (“CMS”) risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters Ended March 31, 2011 and 2010

Commercial Risk revenue increased over the prior year quarter primarily due to the acquisitions of PHS and MHP in 2010 as well as organic membership growth.  Additionally, there was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  Medicare Advantage Risk revenues increased over the prior year quarter primarily due to the acquisitions of MHP as well as organic membership growth.  The increase in Medicaid Risk revenue is primarily due to new markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  The Medicare Advantage Risk and Medicaid Risk premiums per member per month were largely consistent with the prior year quarter.  The revenue increases were partially offset by decreased Commercial Management Services revenue due to the decline in Other National ASO membership.

The gross margin, for this Division, increased from the prior year quarter primarily due to the acquisitions of PHS and MHP in 2010.  The Medicare Advantage Risk gross margin increased as a result of the MHP acquisition as well as organic growth in existing markets.  Partially offsetting these increases was a decrease in the Medicare PFFS gross margin.  The decrease was a result of lower favorable IBNR reserve development for the Medicare PFFS product experienced in the current year quarter, compared to the prior year quarter, due to our non-renewal of the product line on January 1, 2010.  The improved Medicare Advantage Risk MLR resulted from lower inpatient admission rates.

Specialized Managed Care Division

Quarters Ended March 31, 2011 and 2010

Specialized Managed Care Division revenue decreased from the prior year quarter primarily due to lower membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $103.10 in 2011 compared to $98.97 in 2010.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2011 increased to $90.86 compared to $88.05 in 2010, primarily due to pharmacy cost trends.

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

The increase in gross margin was primarily driven by improved performance in our Mental Health and Network Rental products, partially offset by the Medicare Part D membership losses.  The Medicare Part D MLR was generally consistent with the prior year quarter as a result of improved performance in our low income product, which makes up the majority of our Medicare Part D business in 2011, offset by the loss of the majority of our mainstream membership.

Workers’ Compensation Division

Quarters Ended March 31, 2011 and 2010

Revenue in the Workers’ Compensation Division increased slightly from the prior year quarter primarily due to the growth of our pharmacy benefit management program, partially offset by a decline in volume and rates in our network products and a decline in volume in our clinical programs.

Workers’ Compensation gross margin decreased for the current year due to declines in our network volumes and rates and a decline in our clinical volumes, which are higher margin products. Partially offsetting these decreases were increases attributable to the growth of our pharmacy benefit management program, which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and a modified duration of 3.18 years as of March 31, 2011. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments but excluding restricted cash associated with the litigation escrow of $150.5 million and deposits of $74.1 million at March 31, 2011 and $79.9 million at December 31, 2010 that are restricted under state regulations, decreased by $33.0 million to $3.9 billion at March 31, 2011, from $4.0 billion at December 31, 2010.

On February 2, 2011, in relation to a class action lawsuit filed by providers in Louisiana, the Company entered into a definitive settlement agreement with plaintiffs’ counsel and attorneys representing the provider class setting forth the settlement terms for an amount payable of $150.5 million.  The $150.5 million paid into the escrow account was recorded as “restricted cash – litigation escrow” in the accompanying balance sheets. The settlement agreement contains certain terms, conditions and contingencies which must be satisfied before the settlement becomes final and, accordingly, no changes have been made to the previously recorded amounts accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheets.  For additional information regarding this matter, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note G, Investments and Fair Value Measurements, to the condensed consolidated financial statements, which is incorporated herein by reference.

The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business.  Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, required payments resulting from judgments or settlements in the Louisiana provider class action litigation, and any other reasonably likely future cash requirements.  In addition, our long-term investment portfolio is available for further liquidity needs, including satisfaction of policy holder benefits.  Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q, as well as Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10–K for the year ended December 31, 2010, for more information about how risks and uncertainties could materially affect our business.

Cash Flows

Net cash from operating activities for the three months ended March 31, 2011 was an inflow as a result of net earnings and an increase in medical liabilities and deferred revenue.   A significant offset to these inflows was $150.5 million paid into escrow related to the provider class action litigation in Louisiana state court.  For additional information regarding this matter, refer to Note E, Contingencies, to the condensed consolidated financial statements which are incorporated herein by reference. Also offsetting this inflow was an increase in Medicare receivables, as well as a decrease in other payables primarily as a result of payments in the current quarter for 2010 annual incentive payments.

Our net cash from operating activities for the quarter ended March 31, 2011 increased by $215 million from the corresponding 2010 period.  Prior year’s cash flow was negative due to payments of medical claim liabilities associated with the non-renewal of the Medicare PFFS product in the first quarter of 2010. The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs. This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.

Net cash from investing activities was an outflow, primarily due to investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments.

Projected capital expenditures for fiscal year 2011 are estimated at $70 to $80 million and consist primarily of computer hardware, software and other equipment.

Net cash from financing activities was an outflow, primarily due to the share repurchases during the quarter.  Under the share repurchase program, the Company purchased 1.7 million shares of its common stock during the quarter ended March 31, 2011 at an aggregate cost of $50.2 million.  As of March 31, 2011, the total remaining common shares the Company is authorized to repurchase under this program is 11.0 million.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent Company may receive from our regulated subsidiaries. During the quarter ended March 31, 2011, we did not receive any dividends from our regulated subsidiaries or make any capital contributions.  We had approximately $2.0 billion of regulated capital and surplus at March 31, 2011.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $942.1 million and $1.1 billion at March 31, 2011 and December 31, 2010, respectively.  The decrease primarily resulted from a $150.5 million cash payment into escrow related to the provider class action litigation in Louisiana and $50.2 million related to share repurchases partially offset by earnings from our non-regulated entities.

Outlook

Health Plan and Medical Services Division – We expect our Commercial Risk membership will be flat to slightly down for 2011 as compared to approximately 1.6 million members in 2010.  The forecasted Commercial group MLR is expected to be in the range of 80.5% to 81.5%, an increase from the 2010 MLR of 79.2%, largely driven by compliance with new healthcare reform regulations.  The forecasted Commercial Individual MLR is expected to be in the range of 75.0% to 77.0%, an increase from the 2010 MLR of 66.1%, largely driven by compliance with new healthcare reform regulations.

For our Health Plan based Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) product, we are forecasting membership to be slightly down for 2011 as compared to 2010. We expect the 2011 Medicare Advantage MLR to be consistent with our Medicare bid estimates in the mid 80%s, an increase from the 2010 MLR of 82.0%.

For our Health Plan based Medicaid business, we are forecasting 2011 MLR in the high 80%s.

Specialized Managed Care Division – We anticipate membership in our Medicare Part D product to be down by approximately 500,000 members in 2011 from the 2010 ending membership of approximately 1.6 million. This decrease reflects the loss of auto assign regions as well as membership losses driven by a reduction in product offerings from five in 2010 to two in 2011. Our MLR for 2011 is expected to be in the mid 80%s.

Workers’ Compensation Division – We believe our Workers’ Compensation Division will grow slightly compared to 2010 with continued focus on the supporting administrative cost structure.

Regarding our balance sheet and liquidity, we ended the first quarter with approximately $750 million in free cash at the parent level.  We have a net balance payable on our revolving line of credit of $380 million. As usual, our first priority with our free cash will be to support the regulatory capital needs of our subsidiaries and to maintain liquidity.

Regarding our effective tax rate, we expect it will range from 36% to 37% for the full year of 2011.

Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies which is incorporated herein by reference.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the Quantitative and Qualitative Disclosures About Market Risk section contained in our Annual Report on Form 10–K for the year ended December 31, 2010.

No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2010.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies which is incorporated herein by reference.

ITEM 1A:  Risk Factors

With the exception of the amended risk factor below, related to guaranty association assessments, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

We conduct business in a heavily regulated industry and changes in laws or regulations or government investigations could adversely affect our business and results of operations.

Guaranty Fund Assessments

We operate in a regulatory environment that may require us to participate in assessments under state insurance guaranty association laws. Life and health guaranty associations were created to protect state residents who are policyholders and beneficiaries of policies issued by a life or health insurance company of an insolvent insurance company. All insurance companies (with limited exceptions) licensed to write life and health insurance or annuities in a state are required to be members of the state’s life and health insurance guaranty association. If a member insurance company becomes insolvent, the state guaranty associations continue the coverage and pay the claims under the insolvent insurer’s policies and are entitled to the ongoing insurance premiums for those policies.

Our exposure to guaranty fund assessments is based on our share of business we write in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. An insolvency of an insurance company could result in an assessment, which could have a material adverse effect on our financial position and results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended March 31, 2011 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

January 1-31, 2011	2	$29.52	-	5,213
February 1-28, 2011	-	$-	-	5,213
March 1-31, 2011	1,706	$30.32	1,658	11,048
Totals	1,708	$30.31	1,658

(1)	Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2)
These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In March 2011, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our then outstanding common stock, thus increasing our repurchase authorization by 7.5 million shares.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: (Removed and Reserved)

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and Randy P. Giles, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)
Date: May 5, 2011	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Director

Date: May 5, 2011	/s/ Randy P. Giles
Randy P. Giles
Chief Financial Officer and Treasurer

Date: May 5, 2011	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Director and Randy P. Giles, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.