Form 10-Q
period 2011-06-30
COVENTRY HEALTH CARE INC
filed 2011-08-05
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011

Common Stock $.01 Par Value	148,557,269

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,645,616	$1,853,988
Restricted cash - litigation escrow	150,500	—
Short-term investments	254,166	16,849
Accounts receivable, net	264,846	276,694
Other receivables, net	588,653	515,882
Other current assets	268,389	371,528
Total current assets	3,172,170	3,034,941

Long-term investments	2,461,548	2,184,606
Property and equipment, net	260,462	262,282
Goodwill	2,552,348	2,550,570
Other intangible assets, net	399,641	431,886
Other long-term assets	37,824	31,300
Total assets	$8,883,993	$8,495,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,278,647	$1,237,690
Accounts payable and other accrued liabilities	702,973	942,226
Deferred revenue	158,185	103,082
Current portion of long-term debt	233,903	—
Total current liabilities	2,373,708	2,282,998

Long-term debt	1,584,456	1,599,396
Other long-term liabilities	431,007	414,025
Total liabilities	4,389,171	4,296,419

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized	1,932	1,915
193,169 issued and 148,451 outstanding in 2011
191,512 issued and 149,427 outstanding in 2010
Treasury stock, at cost; 44,718 in 2011; 42,085 in 2010	(1,354,677)	(1,268,456)
Additional paid-in capital	1,825,777	1,784,826
Accumulated other comprehensive income, net	47,262	41,081
Retained earnings	3,974,528	3,639,800
Total stockholders’ equity	4,494,822	4,199,166
Total liabilities and stockholders’ equity	$8,883,993	$8,495,585

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Managed care premiums	$2,737,594	$2,570,508	$5,492,930	$5,141,083
Management services	295,452	297,633	589,054	586,036
Total operating revenues	3,033,046	2,868,141	6,081,984	5,727,119

Operating expenses:
Medical costs	2,248,793	2,032,556	4,523,953	4,146,898
Cost of sales	70,194	64,116	138,092	123,262
Selling, general and administrative	484,879	454,254	983,470	949,159
Provider class action	(159,300)	278,000	(159,300)	278,000
Depreciation and amortization	33,379	33,985	69,195	69,504
Total operating expenses	2,677,945	2,862,911	5,555,410	5,566,823

Operating earnings	355,101	5,230	526,574	160,296

Interest expense	22,579	20,195	42,616	40,325
Other income, net	23,819	18,207	43,287	38,494

Earnings before income taxes	356,341	3,242	527,245	158,465

Provision for income taxes	131,846	2,221	192,517	60,119

Net earnings	$224,495	$1,021	$334,728	$98,346

Net earnings per share:
Basic earnings per share	$1.53	$0.01	$2.28	$0.67

Diluted earnings per share	$1.51	$0.01	$2.25	$0.67

Weighted average common shares outstanding:
Basic	146,342	145,943	146,778	145,863
Effect of dilutive options and restricted stock	2,362	1,357	2,164	1,428
Diluted	148,704	147,300	148,942	147,291

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$334,728	$98,346
Adjustments to earnings:
Depreciation and amortization	69,195	69,504
Amortization of stock compensation	18,515	21,258
Provider class action	(159,300)	278,000
Provider class action – deferred tax adjustment	58,145	(103,385)
Changes in assets and liabilities:
Restricted cash – litigation escrow	(150,500)	—
Accounts receivable, net	12,704	(2,915)
Other receivables	(70,824)	4,050
Medical liabilities	40,704	(291,330)
Accounts payable and other accrued liabilities	(15,392)	(136,770)
Deferred revenue	55,185	(2,743)
Other operating activities	(6,654)	(43)
Net cash from operating activities	186,506	(66,028)

Cash flows from investing activities:
Capital expenditures, net	(34,995)	(22,920)
Proceeds from sales of investments	934,657	410,972
Proceeds from maturities of investments	55,215	477,123
Purchases of investments	(1,494,113)	(653,880)
Payments for acquisitions, net of cash acquired	(4,000)	(66,894)
Net cash from investing activities	(543,236)	144,401

Cash flows from financing activities:
Proceeds from issuance of stock	37,514	1,128
Payments for repurchase of stock	(106,824)	(3,628)
Proceeds from issuance of debt, net	590,305	—
Repayment of debt	(380,029)	—
Excess tax benefit from stock compensation	7,392	987
Net cash from financing activities	148,358	(1,513)

Net change in cash and cash equivalents	(208,372)	76,860

Cash and cash equivalents at beginning of period	1,853,988	1,418,554

Cash and cash equivalents at end of period	$1,645,616	$1,495,414

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

Significant Accounting Policies

Beginning January 1, 2011, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), mandates minimum medical loss ratios for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and other allowable administrative expenses, including quality improvement and taxes, as defined by PPACA, equals or exceeds such minimum medical loss ratios with rebates to policyholders if the actual loss ratios fall below these minimums.

The Company has a detailed projection process to estimate full year medical loss ratio results. Based on these current full year estimates, the Company has accrued a liability for a proportional amount of the projected annual estimate in the current quarter.  These projections will be updated every quarter with resulting changes in accrued liabilities recorded on a pro rata year-to-date basis.  The potential rebate liabilities are recorded in the “accounts payable and other accrued liabilities” line in the accompanying balance sheets and as contra-revenue in “managed care premiums” in the accompanying statement of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 requires additional fair value measurement disclosures, including: (a) quantitative information about the significant unobservable inputs used for Level 3 fair value measurements, a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, and a description of the company’s valuation process, (b) any transfers between Level 1 and 2, (c) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and (d) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 is effective for fiscal periods beginning after December 15, 2011.  The Company will adopt the disclosure requirements beginning in fiscal year 2012 and is currently evaluating the effects of the provisions of ASU 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the effects of the provisions of ASU 2011-05.

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

The Workers’ Compensation Division is comprised of fee-based, managed care services such as provider network access, bill review, care management services and pharmacy benefit management to underwriters and administrators of workers’ compensation insurance.

The tables below summarize the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources.  A reconciliation of gross margin to operating earnings at a consolidated level is also provided.  Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker.  The dollar amounts in the segment tables are presented in thousands.

	Quarter Ended June 30, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,417,877	$342,905	$—	$(23,188)	$2,737,594
Management services	74,016	23,833	200,059	(2,456)	295,452
Total operating revenues	2,491,893	366,738	200,059	(25,644)	3,033,046
Medical costs	1,974,512	297,470	—	(23,189)	2,248,793
Cost of sales	—	—	70,194	—	70,194
Gross margin	$517,381	$69,268	$129,865	$(2,455)	$714,059

Selling, general and administrative					484,879
Provider class action					(159,300)
Depreciation and amortization					33,379
Operating earnings					$355,101

	Quarter Ended June 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,141,001	$448,865	$—	$(19,358)	$2,570,508
Management services	82,395	25,960	191,746	(2,468)	297,633
Total operating revenues	2,223,396	474,825	191,746	(21,826)	2,868,141
Medical costs	1,653,957	397,956	—	(19,357)	2,032,556
Cost of sales	—	—	64,116	—	64,116
Gross margin	$569,439	$76,869	$127,630	$(2,469)	$771,469

Selling, general and administrative					454,254
Provider class action					278,000
Depreciation and amortization					33,985
Operating earnings					$5,230

	Six Months Ended June 30, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$4,811,284	$727,765	$—	$(46,119)	$5,492,930
Management services	151,858	50,411	391,622	(4,837)	589,054
Total operating revenues	4,963,142	778,176	391,622	(50,956)	6,081,984
Medical costs	3,913,618	656,455	—	(46,120)	4,523,953
Cost of sales	—	—	138,092	—	138,092
Gross margin	$1,049,524	$121,721	$253,530	$(4,836)	$1,419,939

Selling, general and administrative					983,470
Provider class action					(159,300)
Depreciation and Amortization					69,195
Operating earnings					$526,574

	Six Months Ended June 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$4,231,584	$947,779	$—	$(38,280)	$5,141,083
Management services	165,353	49,458	376,151	(4,926)	586,036
Total operating revenues	4,396,937	997,237	376,151	(43,206)	5,727,119
Medical costs	3,314,999	870,180	—	(38,281)	4,146,898
Cost of sales	—	—	123,262	—	123,262
Gross margin	$1,081,938	$127,057	$252,889	$(4,925)	$1,456,959

Selling, general and administrative					949,159
Provider class action					278,000
Depreciation and Amortization					69,504
Operating earnings					$160,296

D.	DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

5.875% Senior notes due 1/15/12, net of repurchases	$233,903	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount
of $721 at June 30, 2011	374,377	374,264
6.125% Senior notes due 1/15/15, net of repurchases	228,845	228,845
5.950% Senior notes due 3/15/17, net of repurchases and
unamortized discount of $809 at June 30, 2011	382,426	382,355
5.450% Senior notes due 6/7/21, net of unamortized discount
of $1,192 at June 30, 2011	598,808	—
Revolving Credit Facility due 7/11/12, 0.77% weighted
average interest rate for the period ended June 30, 2011	—	380,029
Total debt, including current portion	1,818,359	1,599,396
Less current portion of total debt	233,903	—
Total long-term debt	$1,584,456	$1,599,396

On June 7, 2011, the Company completed the sale of $600.0 million aggregate principal amount of its 5.45% Senior Notes due 2021 (the “2021 Notes”) at the issue price of 99.800% per note.  The 2021 Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

During the quarter ended June 30, 2011, the Company repaid in full the $380.0 million outstanding balance of the revolving credit facility due July 11, 2012 and the associated credit agreement was terminated on June 22, 2011.

On June 22, 2011, the Company entered into a new Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion.  The Company pays commitment fees on the Credit Facility ranging from 0.200% to 0.400% per annum. The obligations under the Credit Facility are general unsecured obligations of the Company.  As of June 30, 2011, there were no amounts outstanding under the Credit Facility.

The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, additional debt, dividends or other restricted payments, transactions with affiliates, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1.  The Company’s Credit Facility and certain of its senior notes also include, as an event of default, the entry of a judgment against the Company or a subsidiary in excess of a specified amount ($50 million in the case of the Credit Facility and $20 million in the case of the applicable senior notes) if enforcement proceedings are commenced or if enforcement is not stayed for a period of 30 consecutive days. No enforcement proceedings have commenced against the Company. As of June 30, 2011, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

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

As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings and a corresponding accrued liability during the quarter ended June 30, 2010.  This amount represented the $262 million judgment amount plus post judgment interest and is included in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2010.  The Company accrued for legal fees expected to be incurred related to this case as well as post judgment interest subsequent to the second quarter charge, which are included in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2010.

On December 6, 2010, FHGC entered into a Memorandum of Understanding with attorneys representing the four plaintiffs and the class setting forth the settlement terms of the $262 million partial summary judgment entered in the class action lawsuit.  The Memorandum of Understanding provided that, subject to the execution of a settlement agreement acceptable to FHGC and final non-appealable approval of such settlement by the Louisiana state court, FHGC would pay $150.5 million to satisfy in full the amount of the partial summary judgment and to resolve and settle all claims of the class, including claims for pre- and post-judgment interest, attorneys fees and costs.  In addition, Coventry would assign to the class certain rights it has to the proceeds of FHGC’s insurance policies relating to the claims asserted by the class. Pursuant to the Memorandum of Understanding, the parties also agreed to request that the appropriate courts stay all related proceedings and consideration of any pending appellate writ applications, and to stay the effect of any outstanding judgments until the settlement agreement was prepared, executed and received final court approval.

In exchange for the settlement payment by FHGC, class members would release FHGC and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the Act. Plaintiffs also agreed to a notice procedure that FHGC may follow in the future to comply with the Act. As noted, the Memorandum of Understanding was contingent upon the execution of a definitive settlement agreement acceptable to FHGC.  Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or exclude themselves from the settlement.

On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC. The settlement agreement contained the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, the Company made a $150.5 million cash payment into escrow. As noted above and as set forth in the settlement agreement, certain contingencies such as preliminary court approval; resolutions of objections filed by class members challenging the fairness of the settlement; class members excluded from the settlement not exceeding a materiality threshold; and final court approval, were required to be satisfied before the settlement became final. On May 27, 2011, the court entered an order of final approval of the settlement and thus all contingencies in the definitive settlement agreement were satisfied.  As a result of the resolution of the settlement agreement contingencies, including final court approval, the Company recorded a non-recurring pre-tax adjustment to earnings of $159.3 million, or $0.68 per diluted share after tax, in the second quarter of 2011. The $150.5 million deposited in escrow and included in the accompanying balance sheet, at June 30, 2011, will be released to the settlement class on the settlement effective date, which is expected in August 2011.

In a related matter, FHGC has filed another lawsuit in Louisiana federal district court against 85 Louisiana providers seeking a declaratory judgment that its contracts are valid and enforceable, its contracts are not subject to the Louisiana’s Any Willing Provider Act because its contracts pertain to payment for services rendered to injured workers, and FHGC is exempt from the notice provision of the Any Willing Provider Act because it has contracted directly with the providers. As a result of the Memorandum of Understanding and the settlement agreement executed in connection with the provider class action lawsuit in Louisiana referenced above, this lawsuit has been stayed and will now be dismissed since the settlement agreement of the class action lawsuit has become final.

On September 3, 2009, a shareholder, who owned less than 5,000 shares, filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. To date, no consolidated and amended complaint has been filed. The purported class period is February 9, 2007 to October 22, 2008. The complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare Private-Fee-For-Service (“Medicare PFFS”) products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company has filed a motion for reconsideration of that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The Company will vigorously defend against the allegations in the lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company has filed a motion for reconsideration of the court’s March 31, 2011 Order and has filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. The Company will vigorously defend against the allegations in the consolidated lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

The Company is unable to estimate losses or ranges of losses because the Company cannot predict when the Pennsylvania state court will render a decision, the amount of the insolvency, if any, the amount and timing of any associated guaranty fund assessments or the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company. Based on information known to date, the Company cannot predict the outcome of this matter.  However, an assessment could have a material adverse effect on the Company’s financial position and results of operations.

F.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$224,495	$1,021	$334,728	$98,346
Other comprehensive income:
Unrealized holding gains	24,886	25,311	15,859	27,308
Reclassification adjustments, net	(4,130)	(1,881)	(5,724)	(5,739)
Other comprehensive income, before income taxes	20,756	23,430	10,135	21,569
Income tax provision	(8,095)	(9,139)	(3,953)	(8,412)
Other comprehensive income, net of income taxes	12,661	14,291	6,182	13,157
Comprehensive income	$237,156	$15,312	$340,910	$111,503

G.	INVESTMENTS

The Company considers all of its investments as available-for-sale securities. For debt securities, if the Company either intends to sell or determines that it will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the impairment in earnings.  If the Company does not intend to sell the debt security and the Company determines that it will not more-likely-than-not be required to sell the debt security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of June 30, 2011
State and municipal bonds	$858,760	$39,379	$(636)	$897,503
U.S. Treasury securities	76,706	3,117	—	79,823
Government-sponsored enterprise securities (1)	282,900	5,760	(7)	288,653
Residential mortgage-backed securities (2)	311,803	10,558	(641)	321,720
Commercial mortgage-backed securities	14,939	1,006	—	15,945
Asset-backed securities (3)	16,953	887	—	17,840
Corporate debt and other securities	1,051,115	19,051	(992)	1,069,174
	$2,613,176	$79,758	$(2,276)	$2,690,658
Equity method investments (4)				25,056
				$2,715,714

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2010
State and municipal bonds	$856,838	$29,886	$(3,068)	$883,656
U.S. Treasury securities	84,739	3,667	(7)	88,399
Government-sponsored enterprise securities (1)	332,421	7,477	(318)	339,580
Residential mortgage-backed securities (2)	308,250	10,421	(1,270)	317,401
Commercial mortgage-backed securities	22,025	952	—	22,977
Asset-backed securities (3)	29,143	1,192	—	30,335
Corporate debt and other securities	473,982	17,123	(588)	490,517
	$2,107,398	$70,718	$(5,251)	$2,172,865
Equity method investments (4)				28,590
				$2,201,455

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt, and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$500,826	$503,426	$174,639	$176,400
1 to 5 years	1,087,934	1,120,696	889,990	922,696
5 to 10 years	478,867	504,304	499,632	519,296
Over 10 years	545,549	562,232	543,137	554,473
Total	$2,613,176	$2,690,658	$2,107,398	$2,172,865

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $5.8 million and gross investment losses of $0.1 million were realized on sales of investments for the six months ended June 30, 2011. This compares to gross investment gains of $11.7 million and gross investment losses of $4.3 million realized on sales of investments for the six months ended June 30, 2010.  All realized gains and losses are recorded in Other income, net in the Company’s consolidated statement of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

At June 30, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$59,079	$(636)	$—	$—	$59,079	$(636)
U.S. Treasury securities	—	—	—	—	—	—
Government sponsored enterprises	17,878	(7)	—	—	17,878	(7)
Residential mortgage-backed securities	66,170	(640)	46	(1)	66,216	(641)
Commercial mortgage-backed securities	3	—	—	—	3	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	162,430	(992)	—	—	162,430	(992)
Total	$305,560	$(2,275)	$46	$(1)	$305,606	$(2,276)

At December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$—	$—	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	—	—	5,890	(7)
Government sponsored enterprises	19,551	(318)	—	—	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	34,405	(588)	—	—	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

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

H.	FAIR VALUE MEASUREMENTS

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

For the Company’s Level 2 assets, the following inputs and valuation techniques were utilized in determining the fair value of our financial instruments:

Cash Equivalents: Level 2 cash equivalents are valued using inputs that are principally from, or corroborated by, observable market data, primarily quoted prices for like or similar assets.

Government-Sponsored Enterprises:  These securities primarily consist of bonds issued by government-sponsored enterprises, such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The fair value of government-sponsored enterprises is based upon observable market inputs such as quoted prices for like or similar assets, benchmark yields, reported trades and credit spreads.

State and Municipal Bonds, Corporate Debt and Other Securities:  The fair value of our debt securities is determined by observable market inputs which include quoted prices for identical or similar assets that are traded in an active market, benchmark yields, new issuances, issuer ratings, reported trades of comparable securities and credit spreads.

Residential and Commercial Mortgage-Backed Securities and Asset-Backed Securities:  The fair value of these securities is determined by a cash flow model which utilizes the following inputs: quoted prices for identical or similar assets, benchmark yields, prepayment speeds, collateral performance, credit spreads and default rates that are observable at commonly quoted intervals.

The Company’s Level 3 securities primarily consisted of corporate financial holdings and mortgage-backed and asset-backed securities that were thinly traded due to market volatility and lack of liquidity. The Company determined the estimated fair value for its Level 3 securities using unobservable inputs that cannot be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

The Company obtains one price for each security from an independent third-party valuation service provider, which uses quoted or other observable inputs for the determination of fair value as noted above.  As the Company is responsible for the determination of fair value, the Company performs quarterly analyses on the prices received from the third-party provider to determine whether the prices are reasonable estimates of fair value.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2011	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,645,616	$1,366,369	$279,247	$—
State and municipal bonds	897,503	—	897,503	—
U.S. Treasury securities	79,823	79,823	—	—
Government-sponsored enterprise securities	288,653	—	288,653	—
Residential mortgage-backed securities	321,720	—	321,720	—
Commercial mortgage-backed securities	15,945	—	15,945	—
Asset-backed securities	17,840	—	17,840	—
Corporate debt and other securities	1,069,174	28,576	1,040,598	—
Total	$4,336,274	$1,474,768	$2,861,506	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,853,988	$326,258	$1,527,730	$—
State and municipal bonds	883,656	—	883,656	—
U.S. Treasury securities	88,399	88,399	—	—
Government-sponsored enterprise securities	339,580	—	339,580	—
Residential mortgage-backed securities	317,401	—	317,181	220
Commercial mortgage-backed securities	22,977	—	22,977	—
Asset-backed securities	30,335	—	30,208	127
Corporate debt and other securities	490,517	—	489,787	730
Total	$4,026,853	$414,657	$3,611,119	$1,077

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter and six months ended June 30, 2011, there were no transfers between Level 1 and Level 2. As described in the tables below, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011. The following tables provide a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter ended June 30, 2010 and six months ended June 30, 2011 and 2010 (in thousands):

Quarter Ended June 30, 2010
	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, April 1, 2010	$14,476	$2,119	$5,005	$7,352
Transfers to (from) Level 3	—	—	—	—
Total gains or losses (realized / unrealized)
Included in earnings	2,986	80	2,908	(2)
Included in other comprehensive income	(3,101)	2	(3,044)	(59)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(4,842)	(133)	(4,709)	—
Settlements	—	—	—	—
Ending Balance, June 30, 2010	$9,519	$2,068	$160	$7,291

Six Months Ended June 30, 2011
	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers to (from) Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(273)	(16)	(7)	(250)
Settlements	—	—	—	—
Ending Balance, June 30, 2011	$—	$—	$—	$—

(1) The Company no longer relies upon broker quotes or other models involving unobservable inputs to value these securities, as there are sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011.

Six Months Ended June 30, 2010
	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$3,100	$4,438	$8,626
Transfers to (from) Level 3	—	(470)	470	—
Total gains or losses (realized / unrealized)
Included in earnings	5,140	200	3,109	1,831
Included in other comprehensive income	(4,861)	(453)	(2,910)	(1,498)
Purchases, issuances, sales and settlements
Purchases	1,950	1,745	—	205
Issuances	—	—	—	—
Sales	(8,874)	(2,054)	(4,947)	(1,873)
Settlements	—	—	—	—
Ending Balance, June 30, 2010	$9,519	$2,068	$160	$7,291

I.	STOCK-BASED COMPENSATION

Stock Options

The Company recorded compensation expense related to stock options of $3.9 million and $5.9 million for the quarters ended June 30, 2011 and 2010, respectively, and $7.4 million and $11.5 million for the six months ended June 30, 2011 and 2010, respectively. The total intrinsic value of options exercised was $13.9 million and $0.1 million for the quarters ended June 30, 2011 and 2010, respectively, and $17.9 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $28.1 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes stock option activity for the six months ended June 30, 2011:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2011	12,260	$34.88
Granted	1,453	$35.34
Exercised	(1,657)	$22.64
Cancelled and expired	(716)	$44.66
Outstanding at June 30, 2011	11,340	$36.11	$69,773	5.70
Exercisable at June 30, 2011	7,869	$39.61	$38,076	4.37

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2011 to derive the assumptions used in the valuation model is consistent with that used in 2010. The following average values and weighted-average assumptions for the quarters and six months ended June 30, 2011 and 2010 were used for option grants.

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Black-Scholes-Merton Value	$11.31	$7.38	$11.09	$7.43
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.5%	0.9%	1.5%
Expected volatility	41.5%	47.8%	41.6%	47.7%
Expected life (in years)	3.5	3.5	3.5	3.5

Restricted Stock Awards

The value of the restricted shares is amortized over various vesting periods through 2015. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of $6.4 million and $4.8 million for the quarters ended June 30, 2011 and 2010, respectively, and $11.2 million and $9.8 million for the six months ended June 30, 2011 and 2010, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $44.4 million at June 30, 2011, and is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $19.6 million and $10.4 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2011:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share

Nonvested, January 1, 2011	2,173	$22.01
Awarded	721	$35.04
Vested	(574)	$24.72
Forfeited	(41)	$27.15
Nonvested, June 30, 2011	2,279	$26.89

Performance Share Units

Performance share units (“PSUs”) represent hypothetical shares of the Company’s common stock and vest based upon the achievement of certain performance goals and other criteria as of December 31, 2011. The Company recorded compensation expense related to the PSUs of $8.2 million and $1.2 million for the quarters ended June 30, 2011 and 2010, respectively, and $14.9 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. The related liability on the Company’s balance sheets at June 30, 2011 and December 31, 2010 was $19.8 million and $23.1 million, respectively. During the six months ended June 30, 2011, the Company paid $18.2 million with respect to PSUs that vested December 31, 2010.

The following table summarizes PSU activity for the six months ended June 30, 2011:

Units
(in thousands)
Nonvested, January 1, 2011	585
Granted	393
Vested	—
Forfeited	(30)
Nonvested, June 30, 2011	948

J.	SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market or in private transactions. In March 2011, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 1.5 million shares and 3.1 million shares of its common stock during the three and six months ended June 30, 2011, respectively, at an aggregate cost of $50.0 million and $100.2 million, respectively. As of June 30, 2011, the total remaining number of common shares the Company is authorized to repurchase under this program is 9.6 million. Excluded from these amounts are shares purchased in connection with vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations, as these purchases are not part of the program.

K.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 4.9 million and 10.3 million shares for the quarters ended June 30, 2011 and 2010, respectively, and 6.4 million and 9.9 million shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $19.0 million and $18.1 million for the quarters ended June 30, 2011 and 2010, respectively, and $36.0 and $35.4 million for the six months ended June 30, 2011 and 2010, respectively.

Concentration of Credit Risk

The Company is a provider of health insurance coverage to State of Illinois employees and their dependents.  In August 2009, the State of Illinois notified the Company of the State’s significant budget deficit. The State of Illinois subsequently limited payments to the Company based on its available cash.

As of June 30, 2011, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $60.5 million, which represents five months of health insurance premiums. As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of June 30, 2011.  The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $275.1 million and $310.7 million as of June 30, 2011 and December 31, 2010, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and contained in Part II, Item 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2011, and as may be further updated from time to time in our  subsequent quarterly reports on Form 10-Q.  Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

 The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, including the critical accounting policies discussed therein.

Summary of Second Quarter 2011 Performance

•	Operating revenues of $3.0 billion, up 5.7% from the prior year quarter.
•	Diluted earnings per share were $1.51.
•	Includes $159.3 million adjustment related to the provider class action litigation in Louisiana state court.
•	Commercial risk membership of 1,648,000, an increase of 126,000 members from the prior year quarter.
•	Cash flow from operations of $186.5 million.
•	Completed $600 million public offering of 5.450% Senior Notes due 2021. Repaid $380 million outstanding balance on previous credit facility and terminated agreement.
•	Entered into a new $750 million, five-year unsecured credit facility.
•	Repurchased 1.5 million shares for $50 million during the quarter. Total year-to-date share repurchase of 3.1 million shares for $100 million.

New Accounting Standards

See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to the new accounting standards which is incorporated herein by reference.

Membership

The following table presents our membership (in thousands):

	As of June 30,		Increase
Membership by Product	2011	2010	(Decrease)
Health Plan Commercial Risk	1,648	1,522	126
Health Plan Commercial ASO	689	657	32
Medicare Advantage CCP	219	192	27
Medicaid Risk	467	413	54
Health Plan Total	3,023	2,784	239

Other National ASO	379	466	(87)
Total Medical Membership	3,402	3,250	152

Medicare Part D	1,150	1,631	(481)

Total Membership	4,552	4,881	(329)

Total Health Plan membership increased 239,000 from the prior year quarter, primarily reflecting an increase from our acquisition of MHP, Inc. (“MHP”) in the fourth quarter of 2010 and an increase in Medicaid Risk as we began enrolling Medicaid members in the State of Nebraska and the Commonwealth of Pennsylvania starting in 2010. Other National ASO membership decreased 87,000 primarily due to a decline of our Federal Employees Health Benefit Program (“FEHBP”) membership and the attrition of membership associated with the runout of our National Accounts business. The decrease in Medicare Part D membership of 481,000 was a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters and six months ended June 30, 2011 and 2010 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total operating revenues	$3,033,046	$2,868,141	$6,081,984	$5,727,119
Provider class action (release)/charge	$(159,300)	$278,000	$(159,300)	$278,000
Operating earnings	$355,101	$5,230	$526,574	$160,296
Operating earnings as a percentage of revenues	11.7%	0.2%	8.7%	2.8%
Net Earnings	$224,495	$1,021	$334,728	$98,346
Diluted earnings per share	$1.51	$0.01	$2.25	$0.67
Selling, general and administrative as a percentage of revenue	16.0%	15.8%	16.2%	16.6%

Comparison of Quarters Ended June 30, 2011 and 2010

Managed care premium revenue increased primarily as a result of the acquisition of MHP in 2010, as well as an increase in Medicaid Risk revenue primarily due to new markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month. This was partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned reduction in auto assign regions and product offerings from five in 2010 to two in 2011.

The increases mentioned above were partially offset by an accrual for the minimum medical loss ratio rebate for our Commercial business required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”).  As a result of the PPACA minimum medical loss ratio mandates, rebates are required to be issued to policyholders if the actual loss ratios fall below these minimums.  Accordingly, in the current quarter, the Company has recorded a rebate estimate based on a proportional amount of the projected annual estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet, at June 30, 2011, and as contra-revenue in “managed care premiums” in the accompanying statement of operations for the periods ended June 30, 2011.

Medical costs increased primarily as a result of the acquisition of MHP, new Medicaid Risk markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania, and as a result of organic membership growth and medical trend.  This was partially offset by the decrease in Medicare Part D membership, as noted above. Total medical costs, as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 3.0% over the prior year to 82.1% from 79.1% primarily as a result of the minimum MLR mandates previously mentioned, as well as the MLR increases during the current year quarter for the Medicaid Risk and Medicare Advantage products, as described in the segment results of operations discussion that follows.

Cost of sales increased due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Selling, general and administrative expense increased primarily due to normal operating costs associated with MHP including, but not limited to, salaries and benefits, professional fees, broker commissions and premium taxes.  Additionally, the increase is attributable to additional stock-based compensation expense primarily as a result of changes in the Company’s stock price.  For more information, refer to Note I, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference.

During the second quarter of 2010, a $278.0 million charge for a provider class action was recorded resulting from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, the Company recorded a non-recurring pre-tax adjustment to earnings of $159.3 million in the second quarter of 2011. For additional information regarding the provider class action, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference.

Interest expense increased due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 (the “2021 Notes”) in the second quarter of 2011.  This increase was partially offset by reduced interest expense on the Company’s revolving credit facility due to the repayment of the outstanding balance in the second quarter of 2011.

Other Income, net increased as income in the current quarter included larger gains on the sales of investments.

The provision for income taxes increased from the prior year due to the increase in earnings.  The effective tax rate on operations decreased to 37.0% as compared to 68.4% for the prior year.  This decrease is primarily due to effects that the provider class action litigation charge in 2010 had on the prior year rate.

Comparison of Six Months Ended June 30, 2011 and 2010

Managed care premium revenue increased from the prior year six-month period primarily as a result of the acquisition of MHP in 2010, as well as an increase in Medicaid Risk revenue primarily due to new markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month. This was partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned reduction in auto assign regions and product offerings from five in 2010 to two in 2011.

The increases mentioned above were partially offset by an accrual for the minimum MLR rebate for our Commercial business, as discussed above.

Medical costs increased from the prior year six-month period primarily as a result of the acquisition of MHP, new Medicaid Risk markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania, and as a result of organic membership growth and medical trend.  This was partially offset by the decrease in Medicare Part D membership, as noted above.  The overall MLR increased 1.7% over the prior year six-month period to 82.4% from 80.7%.

Medical costs for the six months ended June 30, 2011 included approximately $98.9 million of favorable medical cost development related to prior calendar years, of which $7.1 million related to the non-renewal of our Medicare PFFS product.  On a full year basis we expect favorable development related to prior calendar years for the remainder of 2011 to be minimal. Comparatively, medical costs for the six months ended June 30, 2010, included approximately $205.0 million of favorable medical cost development related to prior calendar years, of which $84.0 million related to the non-renewal of the Medicare PFFS product. For the full year of 2010, we experienced favorable medical cost development of $241.5 million, of which $103.1 million related to the non-renewal of our Medicare PFFS product.

The favorable development during the six-month period of 2010 was higher as a result of the higher effect of Medicare PFFS runout from the non-renewal of that product.  Additionally, the higher favorable development during the six-month period of 2010, excluding Medicare PFFS, was primarily due to lower than expected medical cost increases as well as lower than expected utilization as compared to the six-month period in 2011.

Cost of sales increased due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Selling, general and administrative expense increased primarily due to operating costs associated with the acquisition of MHP in 2010 including, but not limited to, salaries and benefits, professional fees, broker commissions and premium taxes.  Additionally, the increase is attributable to additional stock-based compensation expense primarily as a result of an increase in the Company’s stock price.  For more information, refer to Note I, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference. These increases were partially offset by a decrease in salaries and benefits costs primarily from a general reduction in the number of full-time employees.

Interest expense increased due to the issuance of the 2021 Notes in the second quarter of 2011.  This increase was partially offset by reduced interest expense on the Company’s revolving credit facility due to the repayment of the outstanding balance in the second quarter of 2011.

Other income, net is higher in the current year six-month period as the prior year six-month period included an impairment charge on one of our equity method investments.

The provision for income taxes increased from the prior year due to the increase in earnings.  The effective tax rate on operations decreased to 36.5% as compared to 37.9% for the prior year.  This decrease is primarily due to the proportion of our earnings in states with lower tax rates.

Segment Results

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$1,510,849	$1,367,457	$143,392	$3,001,948	$2,684,678	$317,270
Commercial Management Services	74,016	82,395	(8,379)	151,858	165,353	(13,495)
Medicare Advantage	601,240	505,084	96,156	1,192,482	1,012,675	179,807
Medicaid Risk	305,788	268,460	37,328	616,854	534,231	82,623
Health Plan and Medical Services	2,491,893	2,223,396	268,497	4,963,142	4,396,937	566,205
Medicare Part D	316,196	423,664	(107,468)	674,641	897,473	(222,832)
Other Premiums	26,709	25,201	1,508	53,124	50,306	2,818
Other Management Services	23,833	25,960	(2,127)	50,411	49,458	953
Specialized Managed Care	366,738	474,825	(108,087)	778,176	997,237	(219,061)
Workers’ Compensation	200,059	191,746	8,313	391,622	376,151	15,471
Other/Eliminations	(25,644)	(21,826)	(3,818)	(50,956)	(43,206)	(7,750)
Total Operating Revenues	$3,033,046	$2,868,141	$164,905	$6,081,984	$5,727,119	$354,865

Gross Margin (in thousands)

Health Plan and Medical Services	$517,381	$569,439	$(52,058)	$1,049,524	$1,081,938	$(32,414)
Specialized Managed Care	69,268	76,869	(7,601)	121,721	127,057	(5,336)
Workers’ Compensation	129,865	127,630	2,235	253,530	252,889	641
Other/Eliminations	(2,455)	(2,469)	14	(4,836)	(4,925)	89
Total Gross Margin	$714,059	$771,469	$(57,410)	$1,419,939	$1,456,959	$(37,020)

Revenue and Medical Cost Statistics
Managed Care Premium Yields (per member per month):
Health plan commercial group risk	$322.83	$313.92	2.8%	$321.90	$313.00	2.8%
Medicare Advantage risk (1)	$909.10	$867.43	4.8%	$896.08	$876.28	2.3%
Medicare Part D (2)	$93.72	$90.49	3.6%	$92.29	$89.28	3.4%
Medicaid risk	$218.28	$217.77	0.2%	$219.72	$218.26	0.7%

Medical Loss Ratios:
Health plan commercial group risk	81.1%	78.3%	2.8%	80.7%	79.3%	1.4%
Medicare Advantage risk (1)	82.9%	81.2%	1.7%	83.6%	83.5%	0.1%
Medicare Part D	88.8%	90.7%	(1.9%)	92.5%	93.1%	(0.6%)
Medicaid risk	86.9%	84.2%	2.7%	86.4%	84.1%	2.3%
Total MLR	82.1%	79.1%	3.0%	82.4%	80.7%	1.7%

(1)	Beginning Q1 2010 excludes the PFFS product, which was not renewed effective January 1, 2010.
(2)	Revenue per member per month excludes the effect of the Centers for Medicare and Medicaid Services (“CMS”) risk-share premium adjustments and revenue ceded to external parties.

Health Plan and Medical Services Division

Quarters and Six Months Ended June 30, 2011 and 2010

Health Plan and Medical Services division revenue increased for the quarter and six months ended June 30, 2011 as compared to the quarters and six months ended June 30, 2010, primarily due to the acquisitions of Preferred Health Systems (“PHS”) and MHP in 2010 as well as entry into two new Medicaid markets during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Partially offsetting this increase in revenue was a decrease in Commercial Management Services revenue due to a decline of our FEHBP membership. The increase in Commercial Risk revenue was primarily due to the acquisition of PHS and MHP, as well as organic membership growth, and was partially offset by the accruals for the minimum MLR rebates, discussed above.  There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  Medicare Advantage revenues increased primarily due to the acquisition of MHP, as well as a general increase in premiums per member per month.  The increase in Medicaid Risk revenue is primarily due to the two new markets entered during 2010, as discussed above. The Medicaid Risk premiums per member per month were largely consistent with the prior year quarter and six-month periods.

The gross margin for this Division decreased for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010, primarily due to the accrual for the minimum MLR rebate for our Commercial business, discussed above, and a decrease in the Medicare PFFS gross margin. The Medicare PFFS decrease was a result of lower favorable IBNR reserve development for the Medicare PFFS product experienced in the current year six-month period, compared to the prior year six-month period, due to our non-renewal of the product line on January 1, 2010. These decreases were offset by the acquisitions of PHS and MHP, as well as organic growth in existing markets.  The Medicare Advantage MLR is consistent with the prior year six-month period. The Medicaid Risk MLR increase primarily resulted from higher utilization rates in Missouri, our largest Medicaid market.

Specialized Managed Care Division

Quarters and Six Months Ended June 30, 2011 and 2010

Specialized Managed Care division revenue decreased from the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010, primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $97.21 in 2011 compared to $93.16 in 2010.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2011 increased to $92.29 compared to $89.28 in 2010, primarily due to pharmacy cost trends.

When reviewing the premium yield for the Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk sharing amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

The decrease in gross margin was primarily driven by the Medicare Part D membership losses.  This is partially offset by improved performance in our Mental Health and Network Rental products.  The Medicare Part D MLR was generally consistent with the prior year period as a result of improved performance in our low income product, which makes up the majority of our Medicare Part D business in 2011, offset by the loss of the majority of our mainstream membership.

Workers’ Compensation Division

Quarters and Six Months Ended June 30, 2011 and 2010

Workers’ Compensation division revenue increased for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010 primarily due to the growth of our pharmacy benefit management program, which was partially offset by a decline in volume and rates in our network products and a decline in volume in our clinical programs.

Workers’ Compensation gross margin increased slightly for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010.  The increase is due to the growth of our pharmacy benefit management program, which operates at a lower margin.  The increase was partially offset by a decline in volume and rates in our network products and a decline in volume in our clinical programs, both of which operate at a higher margin.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an effective duration of 3.03 years as of June 30, 2011. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding restricted cash associated with the litigation escrow of $150.5 million and deposits of $75.1 million at June 30, 2011 and $79.9 million at December 31, 2010 that are restricted under state regulations, increased by $310.7 million to $4.3 billion at June 30, 2011 from $4.0 billion at December 31, 2010.

On February 2, 2011, in relation to a class action lawsuit filed by providers in Louisiana, the Company entered into a definitive settlement agreement with plaintiffs’ counsel and attorneys representing the provider class setting forth the settlement terms for an amount payable of $150.5 million.  The $150.5 million paid into the escrow account was recorded as “restricted cash – litigation escrow” in the accompanying balance sheet, at June 30, 2011, and will be released on the settlement effective date which is expected in August 2011. For additional information regarding this matter, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note G, Investments, to the condensed consolidated financial statements, which are incorporated herein by reference.

The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business.  Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, and any other reasonably likely future cash requirements.  In addition, our long-term investment portfolio is available for further liquidity needs, including satisfaction of policy holder benefits.  Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q, as well as Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, for more information about how risks and uncertainties could materially affect our business.

Cash Flows

Net cash from operating activities for the six months ended June 30, 2011 was an inflow as a result of net earnings, net of adjustments, and an increase in medical liabilities and deferred revenue.  A significant offset to these inflows was $150.5 million paid into escrow, related to the provider class action litigation in Louisiana state court.  For additional information regarding this matter, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference. Also offsetting this inflow was an increase in Medicare receivables.

Our net cash from operating activities for the six months ended June 30, 2011 increased by $252.5 million from the corresponding 2010 period.   Prior year’s cash flow was negative due to payments of medical claims liabilities associated with the non-renewal of the Medicare PFFS product, effective January 1, 2010.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  Also contributing to the increase was a decrease in other accrued liabilities outflows as a result of lower tax payments during the current six-month period compared to the prior year. The lower tax payments in 2011 were a result of recognizing the deduction in 2011 for the escrow paid related to the provider class action.

Net cash from investing activities was an outflow for the six months ended June 30, 2011, primarily due to investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments.

Projected capital expenditures for fiscal year 2011 are estimated at $70 to $80 million and consist primarily of computer hardware, software and other equipment.

Net cash from financing activities was an inflow, primarily due to the proceeds from the issuance of the 2021 Notes, net of discount and issuance costs, partially offset by the repayment of the $380.0 million outstanding balance of the previous revolving credit facility and share repurchases during the six months ended June 30, 2011.

On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million.  As of June 30, 2011, there were no amounts outstanding under this credit facility. For more information, refer to Note D, Debt, to the condensed consolidated financial statements, which is incorporated herein by reference.

Under the share repurchase program, we purchased 1.5 million shares and 3.1 million shares of our common stock during the quarter and six months ended June 30, 2011 at an aggregate cost of $50.0 million and $100.2 million, respectively.  As of June 30, 2011, the total remaining number of common shares we are authorized to repurchase under this program is 9.6 million.

Health Plans

Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the quarter ended June 30, 2011, we received $466.4 million in dividends from our regulated subsidiaries and did not make any capital contributions to them.  We had approximately $1.6 billion of regulated capital and surplus at June 30, 2011.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.7 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively.  The increase primarily resulted from the issuance of the 2021 Notes discussed previously, dividends received from our regulated subsidiaries, and earnings generated from our non-regulated entities partially offset by repayment of debt, share repurchases and a cash payment into escrow related to the provider class action litigation in Louisiana.

Outlook

Health Plan and Medical Services Division – We expect our Commercial Risk membership will be flat to slightly down for 2011 as compared to the 2010 ending membership of approximately 1.6 million.  The forecasted Commercial group MLR is expected to be in the range of 80.5% to 81.5%, an increase from the 2010 MLR of 79.2%, largely driven by compliance with new healthcare reform regulations.  The forecasted Commercial Individual MLR is expected to be in the range of 75.0% to 77.0%, an increase from the 2010 MLR of 66.1%, largely driven by compliance with new healthcare reform regulations.

For our Health Plan based Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) product, we are forecasting membership to be slightly down for 2011 as compared to 2010. We expect the 2011 Medicare Advantage MLR to be consistent with our Medicare bid estimates in the mid 80%s, an increase from the 2010 MLR of 82.0%.

For our Health Plan based Medicaid business, we are forecasting a 2011 MLR in the high 80%s.

Specialized Managed Care Division – We anticipate year-end membership in our Medicare Part D product to be down by approximately 500,000 members in 2011 from the 2010 ending membership of approximately 1.6 million. This decrease reflects the loss of auto assign regions as well as membership losses driven by a reduction in product offerings from five in 2010 to two in 2011. Our MLR for 2011 is expected to be approximately consistent with the 2010 MLR.

Workers’ Compensation Division – We believe our Workers’ Compensation Division will grow slightly compared to 2010 with continued focus on streamlining the supporting administrative cost structure.

Regarding our balance sheet and liquidity, we ended the second quarter with approximately $1.3 billion in free cash at the parent level.  After supporting the regulatory capital needs of our subsidiaries and maintaining overall liquidity, our first priority for deployment of our free cash is acquisitions.

Regarding our effective tax rate, we expect it will range from 36% to 37% for the full year of 2011.

Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies which is incorporated herein by reference.

ITEM 1A: Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended June 30, 2011 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

April 1-30, 2011	—	$—	—	11,048
May 1-31, 2011	76	$34.26	—	11,048
June 1-30, 2011	1,529	$34.28	1,462	9,586
Totals	1,605	$34.28	1,462

(1)	Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended. In March 2011, our Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of our then outstanding common stock, thus increasing our repurchase authorization by 7.5 million shares.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: (Removed and Reserved)

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)
Date:	August 5, 2011	/s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date:	August 5, 2011	/s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 5, 2011	/s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.