Form 10-Q
period 2011-09-30
COVENTRY HEALTH CARE INC
filed 2011-11-04
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock $.01 Par Value	144,277,685

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,986,323	$1,853,988
Short-term investments	222,631	16,849
Accounts receivable, net	257,720	276,694
Other receivables, net	496,631	515,882
Other current assets	262,903	371,528
Total current assets	3,226,208	3,034,941

Long-term investments	2,553,792	2,184,606
Property and equipment, net	262,432	262,282
Goodwill	2,559,605	2,550,570
Other intangible assets, net	383,582	431,886
Other long-term assets	38,277	31,300
Total assets	$9,023,896	$8,495,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,224,216	$1,237,690
Accounts payable and other accrued liabilities	637,245	942,226
Deferred revenue	398,756	103,082
Current portion of long-term debt	233,903	-
Total current liabilities	2,494,120	2,282,998

Long-term debt	1,584,578	1,599,396
Other long-term liabilities	432,603	414,025
Total liabilities	4,511,301	4,296,419

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 193,332 issued and 144,290 outstanding in 2011 191,512 issued and 149,427 outstanding in 2010	1,933	1,915
Treasury stock, at cost; 49,042 in 2011; 42,085 in 2010	(1,482,034)	(1,268,456)
Additional paid-in capital	1,840,845	1,784,826
Accumulated other comprehensive income, net	54,641	41,081
Retained earnings	4,097,210	3,639,800
Total stockholders’ equity	4,512,595	4,199,166
Total liabilities and stockholders’ equity	$9,023,896	$8,495,585

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Managed care premiums	$2,680,044	$2,543,180	$8,172,974	$7,684,263
Management services	295,499	292,601	884,553	878,637
Total operating revenues	2,975,543	2,835,781	9,057,527	8,562,900

Operating expenses:
Medical costs	2,185,568	1,963,016	6,709,521	6,109,914
Cost of sales	71,511	64,638	209,603	187,900
Selling, general and administrative	492,855	481,345	1,476,325	1,430,505
Provider class action	-	-	(159,300)	278,000
Depreciation and amortization	32,996	34,839	102,191	104,342
Total operating expenses	2,782,930	2,543,838	8,338,340	8,110,661

Operating earnings	192,613	291,943	719,187	452,239

Interest expense	28,227	20,388	70,844	60,713
Other income, net	22,913	20,667	66,201	59,162

Earnings before income taxes	187,299	292,222	714,544	450,688

Provision for income taxes	64,618	102,277	257,135	162,398

Net earnings	$122,681	$189,945	$457,409	$288,290

Net earnings per share:
Basic earnings per share	$0.85	$1.30	$3.13	$1.98

Diluted earnings per share	$0.84	$1.29	$3.09	$1.96

Weighted average common shares outstanding:
Basic	144,415	146,167	145,982	145,965
Effect of dilutive options and restricted stock	1,871	1,127	2,066	1,328
Diluted	146,286	147,294	148,048	147,293

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$457,409	$288,290
Adjustments to earnings:
Depreciation and amortization	102,191	104,342
Amortization of stock compensation	29,964	31,145
Provider class action – (release) / charge	(159,300)	278,000
Provider class action – deferred tax adjustment	58,145	(103,385)
Changes in assets and liabilities:
Provider class action – settlement	(150,500)	-
Accounts receivable, net	19,830	(12,641)
Other receivables	20,301	78,649
Medical liabilities	(16,019)	(402,903)
Accounts payable and other accrued liabilities	5,187	(59,634)
Deferred revenue	295,756	6,452
Other operating activities	7,776	12,930
Net cash from operating activities	670,740	221,245

Cash flows from investing activities:
Capital expenditures, net	(53,895)	(41,380)
Proceeds from sales of investments	1,224,255	481,013
Proceeds from maturities of investments	196,554	515,838
Purchases of investments	(1,951,376)	(735,815)
Payments for acquisitions, net of cash acquired	(4,116)	(70,797)
Net cash from investing activities	(588,578)	148,859

Cash flows from financing activities:
Proceeds from issuance of stock	42,091	1,432
Payments for repurchase of stock	(209,605)	(4,495)
Proceeds from issuance of debt, net	589,867	-
Repayment of debt	(380,029)	-
Excess tax benefit from stock compensation	7,849	992
Net cash from financing activities	50,173	(2,071)

Net change in cash and cash equivalents	132,335	368,033

Cash and cash equivalents at beginning of period	1,853,988	1,418,554

Cash and cash equivalents at end of period	$1,986,323	$1,786,587

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

The Company has a detailed projection process to estimate full year medical loss ratio results.  Based on these current full year estimates, the Company has accrued a liability for a proportional amount of the projected annual estimate in the current quarter.   These projections will be updated every quarter with resulting changes in accrued liabilities recorded on a pro rata year-to-date basis.  The potential rebate liabilities are recorded in the “accounts payable and other accrued liabilities” line in the accompanying balance sheets and as contra-revenue in “managed care premiums” in the accompanying statements of operations.

B.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires, among other things, the separate presentation (gross basis) of information about purchases, sales, issuances, and settlements of financial instruments in the roll forward of activity in fair value measurements using significant unobservable inputs (Level 3). The Company adopted this provision on January 1, 2011, as required. The adoption of ASU 2010-06 did not materially affect the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 requires additional fair value measurement disclosures, including: (a) quantitative information about the significant unobservable inputs used for Level 3 fair value measurements, a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, and a description of a company’s valuation process, (b) any transfers between Level 1 and 2, (c) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and (d) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 is effective for fiscal periods beginning after December 15, 2011. The Company will adopt the disclosure requirements beginning in fiscal year 2012. The adoption of ASU 2011-04 is not expected to materially affect the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted.  The Company will adopt the disclosure requirements beginning in fiscal year 2012. The adoption of ASU 2011-05 is not expected to affect the Company’s financial position or results of operations.

In July 2011, the FASB issued ASU 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 addresses the timing, recognition and classification of the annual health insurance industry assessment fee imposed on health insurers by the PPACA. The mandatory annual fee of health insurers will be imposed for each calendar year beginning on or after January 1, 2014. This update requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  Although the federally mandated annual fee may be material, the adoption of ASU 2011-06 is not expected to materially affect the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company will adopt ASU 2011-08 beginning in fiscal year 2012. The adoption of ASU 2011-08 is not expected to materially affect the Company’s financial position or results of operations.

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

	Quarter Ended September 30, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,404,439	$298,288	$-	$(22,683)	$2,680,044
Management services	79,615	22,195	196,198	(2,509)	295,499
Total operating revenues	2,484,054	320,483	196,198	(25,192)	2,975,543
Medical costs	1,985,572	222,679	-	(22,683)	2,185,568
Cost of sales	-	-	71,511	-	71,511
Gross margin	$498,482	$97,804	$124,687	$(2,509)	$718,464

Selling, general and administrative					492,855
Provider class action					-
Depreciation and amortization					32,996
Operating earnings					$192,613

	Quarter Ended September 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$2,188,983	$373,838	$-	$(19,641)	$2,543,180
Management services	79,869	25,700	189,485	(2,453)	292,601
Total operating revenues	2,268,852	399,538	189,485	(22,094)	2,835,781
Medical costs	1,691,936	290,721	-	(19,641)	1,963,016
Cost of sales	-	-	64,638	-	64,638
Gross margin	$576,916	$108,817	$124,847	$(2,453)	$808,127

Selling, general and administrative					481,345
Provider class action					-
Depreciation and amortization					34,839
Operating earnings					$291,943

	Nine Months Ended September 30, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$7,215,724	$1,026,053	$-	$(68,803)	$8,172,974
Management services	231,473	72,606	587,821	(7,347)	884,553
Total operating revenues	7,447,197	1,098,659	587,821	(76,150)	9,057,527
Medical costs	5,899,190	879,134	-	(68,803)	6,709,521
Cost of sales	-	-	209,603	-	209,603
Gross margin	$1,548,007	$219,525	$378,218	$(7,347)	$2,138,403

Selling, general and administrative					1,476,325
Provider class action					(159,300)
Depreciation and Amortization					102,191
Operating earnings					$719,187

	Nine Months Ended September 30, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$6,420,567	$1,321,617	$-	$(57,921)	$7,684,263
Management services	245,222	75,158	565,635	(7,378)	878,637
Total operating revenues	6,665,789	1,396,775	565,635	(65,299)	8,562,900
Medical costs	5,006,934	1,160,901	-	(57,921)	6,109,914
Cost of sales	-	-	187,900	-	187,900
Gross margin	$1,658,855	$235,874	$377,735	$(7,378)	$2,265,086

Selling, general and administrative					1,430,505
Provider class action					278,000
Depreciation and Amortization					104,342
Operating earnings					$452,239

D.	DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

5.875% Senior notes due 1/15/12 (1)	$233,903	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $663 at September 30, 2011 (1)	374,434	374,264
6.125% Senior notes due 1/15/15 (1)	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $774 at September 30, 2011 (1)	382,461	382,355
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,162 at September 30, 2011	598,838	-
Revolving Credit Facility, originally due 7/11/12	-	380,029
Total debt, including current portion	1,818,481	1,599,396
Less current portion of total debt	233,903	-
Total long-term debt	$1,584,578	$1,599,396

(1) The carrying value is net of repurchases.

On June 7, 2011, the Company completed the sale of $600.0 million aggregate principal amount of its 5.450% Senior Notes due 2021 (the “2021 Notes”) at the issue price of 99.800% per note.  The 2021 Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

During the quarter ended June 30, 2011, the Company repaid in full the $380.0 million outstanding balance of the revolving credit facility due July 11, 2012 and the associated credit agreement was terminated on June 22, 2011.

On June 22, 2011, the Company entered into a new Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion.  The Company pays commitment fees on the Credit Facility ranging from 0.200% to 0.400% per annum. The obligations under the Credit Facility are general unsecured obligations of the Company.  As of September 30, 2011, there were no amounts outstanding under the Credit Facility.

The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of September 30, 2011, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

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

First Health Group Corporation (“FHGC”), a subsidiary of the Company, was a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third-party administrators (“TPAs”) for employers who self insure workers’ compensation benefits contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs alleged that the Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. The provider plaintiffs filed a motion for partial summary judgment against FHGC seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. The state court granted the plaintiffs’ motion for partial summary judgment in the amount of $262 million. FHGC appealed both the partial summary judgment order and the court’s prior order denying the motion by FHGC to decertify the class to the state’s intermediate appellate court. Both appeals were denied by the intermediate appellate court.

As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings and a corresponding accrued liability during the quarter ended June 30, 2010.  This amount represented the $262 million judgment amount plus post judgment interest and is included in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2010.  The Company accrued for legal fees expected to be incurred related to this case as well as post judgment interest subsequent to the second quarter charge, which were included in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2010.

On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC. FHGC would pay $150.5 million to satisfy in full the amount of the partial summary judgment and to resolve and settle all claims of the class, including claims for pre- and post- judgment interest, attorneys fees and costs.  In addition, Coventry would assign to the class certain rights it has to the proceeds of FHGC’s insurance policies relating to the claims asserted by the class. In exchange for the settlement payment by FHGC, class members would release FHGC and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the Act. Plaintiffs also agreed to a notice procedure that FHGC may follow in the future to comply with the Act. Accordingly, the Company made a $150.5 million cash payment into escrow.  On May 27, 2011, the court entered an order of final approval of the settlement and thus all contingencies in the definitive settlement agreement were satisfied.  As a result of the resolution of the settlement agreement contingencies, including final court approval, the Company recorded a non-recurring pre-tax adjustment to earnings of $159.3 million, or $0.68 per diluted share after tax, in the second quarter of 2011. The $150.5 million recorded as restricted cash in the balance sheet at June 30, 2011 was released to the Settlement Administrator for the class action plaintiffs on the settlement effective date of August 9, 2011 and, accordingly, is no longer included in the accompanying balance sheet at September 30, 2011.

On September 3, 2009, a shareholder filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. The purported class period is February 9, 2007 to October 22, 2008. The consolidated and amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly the profit margins for its Medicare Private-Fee-For-Service (“Medicare PFFS”) products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company has filed a motion for reconsideration with respect to that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The motion for reconsideration was denied but the court did rule that the class period was further restricted to April 25, 2008 to June 18, 2008.  The Company will vigorously defend against the allegations in the lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company has filed a motion for reconsideration of the court’s March 31, 2011 Order and has filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. Both of those motions are still pending. The Company will vigorously defend against the allegations in the consolidated lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

F.	COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$122,681	$189,945	$457,409	$288,290
Other comprehensive income:
Unrealized holding gains	18,293	25,459	34,153	52,765
Reclassification adjustments, net	(6,198)	(2,457)	(11,923)	(8,196)
Other comprehensive income, before income taxes	12,095	23,002	22,230	44,569
Income tax provision	(4,717)	(8,971)	(8,670)	(17,381)
Other comprehensive income, net of income taxes	7,378	14,031	13,560	27,188
Comprehensive income	$130,059	$203,976	$470,969	$315,478

G.	INVESTMENTS

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

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of September 30, 2011
State and municipal bonds	$784,098	$48,525	$(66)	$832,557
U.S. Treasury securities	93,130	3,267	(1)	96,396
Government-sponsored enterprise securities (1)	330,126	6,489	(22)	336,593
Residential mortgage-backed securities (2)	342,102	14,442	(35)	356,509
Commercial mortgage-backed securities	14,249	847	-	15,096
Asset-backed securities (3)	14,548	806	-	15,354
Corporate debt and other securities	1,085,396	23,513	(8,189)	1,100,720
	$2,663,649	$97,889	$(8,313)	$2,753,225
Equity method investments (4)				23,198
				$2,776,423

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2010
State and municipal bonds	$856,838	$29,886	$(3,068)	$883,656
U.S. Treasury securities	84,739	3,667	(7)	88,399
Government-sponsored enterprise securities (1)	332,421	7,477	(318)	339,580
Residential mortgage-backed securities (2)	308,250	10,421	(1,270)	317,401
Commercial mortgage-backed securities	22,025	952	-	22,977
Asset-backed securities (3)	29,143	1,192	-	30,335
Corporate debt and other securities	473,982	17,123	(588)	490,517
	$2,107,398	$70,718	$(5,251)	$2,172,865
Equity method investments (4)				28,590
				$2,201,455
(1)  Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2) Agency pass-through, with the timely payment of principal and interest guaranteed.
(3) Includes auto loans, credit card debt, and rate reduction bonds.
(4) Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$440,168	$441,999	$174,639	$176,400
1 to 5 years	1,194,840	1,222,750	889,990	922,696
5 to 10 years	437,077	469,319	499,632	519,296
Over 10 years	591,564	619,157	543,137	554,473
Total	$2,663,649	$2,753,225	$2,107,398	$2,172,865

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $6.5 million and gross investment losses of $0.3 million were realized on sales of investments for the quarter ended September 30, 2011.  This compares to gross investment gains of $2.5 million and no gross investment losses realized on sales of investments for the quarter ended September 30, 2010.  Gross investment gains of $12.3 million and gross investment losses of $0.4 million were realized on sales of investments for the nine months ended September 30, 2011. This compares to gross investment gains of $14.2 million and gross investment losses of $4.3 million realized on sales of investments for the nine months ended September 30, 2010.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

At September 30, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$16,021	$(57)	$1,102	$(9)	$17,123	$(66)
U.S. Treasury securities	422	(1)	-	-	422	(1)
Government sponsored enterprises	40,170	(22)	-	-	40,170	(22)
Residential mortgage-backed securities	10,523	(34)	51	(1)	10,574	(35)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	309,491	(8,189)	-	-	309,491	(8,189)
Total	$376,627	$(8,303)	$1,153	$(10)	$377,780	$(8,313)

At December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$-	$-	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	-	-	5,890	(7)
Government sponsored enterprises	19,551	(318)	-	-	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	34,405	(588)	-	-	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

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

Financial Assets

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

For the Company’s Level 2 assets, the following inputs and valuation techniques were utilized in determining the fair value of its financial instruments:

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

State and Municipal Bonds, Corporate Debt and Other Securities:  The fair value of the Company’s debt securities is determined by observable market inputs which include quoted prices for identical or similar assets that are traded in an active market, benchmark yields, new issuances, issuer ratings, reported trades of comparable securities and credit spreads.

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2011	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,986,323	$1,534,349	$451,974	$-
State and municipal bonds	832,557	-	832,557	-
U.S. Treasury securities	96,396	96,396	-	-
Government-sponsored enterprise securities	336,593	-	336,593	-
Residential mortgage-backed securities	356,509	-	356,509	-
Commercial mortgage-backed securities	15,096	-	15,096	-
Asset-backed securities	15,354	-	15,354	-
Corporate debt and other securities	1,100,720	1,902	1,098,818	-
Total	$4,739,548	$1,632,647	$3,106,901	$-

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,853,988	$326,258	$1,527,730	$-
State and municipal bonds	883,656	-	883,656	-
U.S. Treasury securities	88,399	88,399	-	-
Government-sponsored enterprise securities	339,580	-	339,580	-
Residential mortgage-backed securities	317,401	-	317,181	220
Commercial mortgage-backed securities	22,977	-	22,977	-
Asset-backed securities	30,335	-	30,208	127
Corporate debt and other securities	490,517	-	489,787	730
Total	$4,026,853	$414,657	$3,611,119	$1,077

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter and nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2. During the quarter ended September 30, 2011 there were no transfers to (from) Level 3 and, accordingly, a table summarizing changes in fair value of the Company’s financial assets for the quarter ended September 30, 2011 is not presented. The following tables provide a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter ended September 30, 2010 and nine months ended September 30, 2011 and 2010 (in thousands):

Quarter Ended September 30, 2010

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, July 1, 2010	$9,519	$2,068	$160	$7,291
Transfers to (from) Level 3	(522)	-	-	(522)
Total gains or losses (realized / unrealized)
Included in earnings	2,085	88	33	1,964
Included in other comprehensive income	(1,898)	(29)	(21)	(1,848)
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(5,640)	(151)	(33)	(5,456)
Settlements	-	-	-	-
Ending Balance, September 30, 2010	$3,544	$1,976	$139	$1,429

Nine Months Ended September 30, 2011

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers to (from) Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(273)	(16)	(7)	(250)
Settlements	-	-	-	-
Ending Balance, September 30, 2011	$-	$-	$-	$-

(1) The Company no longer relies upon broker quotes or other models involving unobservable inputs to value these securities, as there are sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011.

Nine Months Ended September 30, 2010

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$3,100	$4,438	$8,626
Transfers to (from) Level 3	(522)	(470)	470	(522)
Total gains or losses (realized / unrealized)
Included in earnings	7,225	288	3,142	3,795
Included in other comprehensive income	(6,759)	(482)	(2,931)	(3,346)
Purchases, issuances, sales and settlements
Purchases	1,950	1,745	-	205
Issuances	-	-	-	-
Sales	(14,514)	(2,205)	(4,980)	(7,329)
Settlements	-	-	-	-
Ending Balance, September 30, 2010	$3,544	$1,976	$139	$1,429

Financial Liabilities

The Company's fair value of publicly-traded debt (senior notes) is based on quoted market prices for the identical or similar liability when traded as an asset in an active market.  The carrying value of the senior notes (including the long-term and current portions) was $1.82 billion at September 30, 2011 and $1.22 billion at December 31, 2010.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.98 billion at September 30, 2011 and $1.27 billion at December 31, 2010.

The carrying value of the revolving credit facility approximated the fair value due to the short maturity dates of the draws.  The Company had no outstanding borrowings under its current credit facility at September 30, 2011.

I.	STOCK-BASED COMPENSATION

Stock Options

The Company recorded compensation expense related to stock options of $4.3 million and $4.8 million for the quarters ended September 30, 2011 and 2010, respectively, and $11.7 million and $16.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The total intrinsic value of options exercised was $1.3 million and $0.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $19.2 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was $24.7 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life

Outstanding at January 1, 2011	12,260	$34.88
Granted	1,528	$35.13
Exercised	(1,820)	$23.12
Cancelled and expired	(972)	$45.66
Outstanding at September 30, 2011	10,996	$35.91	$34,171	5.63
Exercisable at September 30, 2011	7,531	$39.40	$17,662	4.19

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant.  The methodology used in 2011 to derive the assumptions used in the valuation model is consistent with that used in 2010.  The following average values and weighted-average assumptions for the quarters and nine months ended September 30, 2011 and 2010 were used for option grants.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Black-Scholes-Merton Value	$10.84	$6.94	$11.08	$7.42
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.9%	0.9%	1.4%
Expected volatility	48.0%	43.8%	41.9%	47.6%
Expected life (in years)	3.4	3.4	3.5	3.5

Restricted Stock Awards

The value of restricted shares is amortized over various vesting periods through 2015. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of $7.1 million and $5.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $18.3 million and $14.8 million for the nine months ended September 30, 2011 and 2010, respectively. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $23.4 million and $13.0 million, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $39.6 million at September 30, 2011, and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2011:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share

Nonvested, January 1, 2011	2,173	$22.01
Awarded	787	$34.71
Vested	(701)	$25.87
Forfeited	(61)	$24.56
Nonvested, September 30, 2011	2,198	$26.86

Performance Share Units

Performance share units (“PSUs”) represent hypothetical shares of the Company’s common stock and vest based upon the achievement of certain performance goals and other criteria as of December 31, 2011. The Company recorded compensation expense related to the PSUs of $0.5 million and $6.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $15.4 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively. The related liability on the Company’s balance sheets at September 30, 2011 and December 31, 2010 was $20.3 million and $23.1 million, respectively. During the nine months ended September 30, 2011, the Company paid $18.2 million with respect to PSUs that vested December 31, 2010.

The following table summarizes PSU activity for the nine months ended September 30, 2011:

Units
(in thousands)
Nonvested, January 1, 2011	585
Granted	393
Vested	-
Forfeited	(70)
Nonvested, September 30, 2011	908

J.	SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market or in private transactions. In March 2011, the Company’s Board of Directors approved an increase to the share repurchase program in an amount equal to 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 7.5 million shares. Under the share repurchase program, the Company purchased 4.3 million shares and 7.4 million shares of its common stock during the quarter and nine months ended September 30, 2011, respectively, at an aggregate cost of $127.5 million and $227.7 million, respectively. As of September 30, 2011, $101.6 million of repurchased shares were settled and paid for by the Company. The remaining shares costing $25.9 million were settled and paid by October 5, 2011. As of September 30, 2011, the total remaining number of common shares the Company is authorized to repurchase under this program is 5.3 million.

K.	OTHER DISCLOSURES

Earnings Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 5.8 million and 11.4 million shares for the quarters ended September 30, 2011 and 2010, respectively, and 6.2 million and 10.4 million shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net

Other income, net includes interest income of $16.4 million and $18.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $52.4 million and $53.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Concentration of Credit Risk

The Company is a provider of health insurance coverage to State of Illinois employees and their dependents.  In August 2009, the State of Illinois notified the Company of the State’s significant budget deficit. The State of Illinois subsequently limited payments to the Company based on its available cash.

As of September 30, 2011, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $56.8 million, which represents six months of health insurance premiums. As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of September 30, 2011.  The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $290.3 million and $310.7 million as of September 30, 2011 and December 31, 2010, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

L.	SUBSEQUENT EVENTS

On October 26, 2011, the Company announced that it signed a definitive agreement to acquire the business of Children’s Mercy’s Family Health Partners, a Medicaid health plan that is affiliated with Children’s Mercy Hospital in Kansas City. This transaction, which is subject to regulatory approvals and other closing conditions customary for a transaction of this type, is expected to close in the first quarter of 2012. Children’s Mercy’s Family Health Partners has approximately 210,000 Medicaid members, with approximately 155,000 members in the State of Kansas and 55,000 members in the State of Missouri.  This acquisition is not material to the Company’s condensed consolidated financial statements.

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

 The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, including the critical accounting policies discussed therein.

Summary of Third Quarter 2011 Performance

●	Operating revenues of $3.0 billion, up 4.9% from the prior year quarter.
●	Diluted earnings per share of $0.84 compared to $1.29 for the prior year quarter.
●	Commercial risk membership of 1,636,000, an increase of 103,000 members from the prior year quarter.
●	Cash flows from operations of $484.2 million, which includes the early receipt of the October 2011 Medicare premium payment from the Centers for Medicare and Medicaid Services (“CMS”).
●	Repurchased 4.3 million shares for $127.5 million during the quarter. Total year-to-date share repurchase of 7.4 million shares for $227.7 million.

New Accounting Standards

See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to the new accounting standards, which is incorporated herein by reference.

 Membership

The following table presents our membership (in thousands):

	As of September 30,		Increase
Membership by Product	2011	2010	(Decrease)
Health Plan Commercial Risk	1,636	1,533	103
Health Plan Commercial ASO	710	636	74
Medicare Advantage CCP	220	193	27
Medicaid Risk	467	462	5
Health Plan Total	3,033	2,824	209

Other National ASO	376	462	(86)
Total Medical Membership	3,409	3,286	123

Medicare Part D	1,148	1,618	(470)

Total Membership	4,557	4,904	(347)

Total Health Plan membership increased 209,000 from the prior year quarter, primarily as a result of an increase from our acquisition of MHP, Inc. (“MHP”) in the fourth quarter of 2010. Other National ASO membership decreased 86,000 primarily due to a decline of our Federal Employees Health Benefit Program (“FEHBP”) membership and the attrition of membership associated with the runout of our National Accounts business. The decrease in Medicare Part D membership of 470,000 was a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for the quarters and nine months ended September 30, 2011 and 2010 (dollars in thousands, except diluted earnings per share amounts):
	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total operating revenues	$2,975,543	$2,835,781	$9,057,527	$8,562,900
Provider class action (release)/charge	$-	$-	$(159,300)	$278,000
Operating earnings	$192,613	$291,943	$719,187	$452,239
Operating earnings as a percentage of revenues	6.5%	10.3%	7.9%	5.3%
Net Earnings	$122,681	$189,945	$457,409	$288,290
Diluted earnings per share	$0.84	$1.29	$3.09	$1.96
Selling, general and administrative as a percentage of revenue	16.6%	17.0%	16.3%	16.7%

Comparison of Quarters Ended September 30, 2011 and 2010

Managed Care Premiums

Managed care premium revenue increased primarily as a result of the acquisition of MHP in 2010, as well as organic membership growth and an increase in the average realized premium per member per month.  This was partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned loss of auto assign regions and reduction in product offerings.

 The increases mentioned above were also partially offset by an accrual for the minimum medical loss ratio rebate for our Commercial business required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”).  As a result of the PPACA minimum medical loss ratio mandates, rebates are required to be issued to policyholders if the actual loss ratios fall below these minimums.  Accordingly, in the current quarter and year, we have recorded a rebate estimate based on a proportional amount of the projected annual estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet, at September 30, 2011, and as contra-revenue in “managed care premiums” in the accompanying statements of operations for the periods ended September 30, 2011.

 Medical Costs and Cost of Sales

 Medical costs increased primarily as a result of the acquisition of MHP as well as organic membership growth and medical trend.  This was partially offset by the decrease in Medicare Part D membership, as noted above.  Total medical costs as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 4.3% over the prior year quarter to 81.5% from 77.2% primarily as a result of the minimum MLR mandates previously mentioned as well as the MLR increases during the current year quarter for the Medicare Advantage products, as described in the segment results of operations discussion that follows.

 Cost of sales increased due to continued growth of our pharmacy benefit management program in the Workers’ Compensation division.

 Selling, General and Administrative

 Selling, general and administrative expense increased primarily due to normal operating costs associated with MHP including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also attributable to additional salaries and benefits associated with an increase in the number of full-time employees as we prepare for the expansion of our Medicaid products into the Commonwealth of Kentucky and anticipated growth of the Medicare Part D products.  The increases were partially offset by lower stock-based compensation expense primarily as a result of changes in our stock price.  For more information on our stock-based compensation, refer to Note I, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference.

 Depreciation and Amortization

 Depreciation and amortization expense was lower during the current year quarter primarily due to certain assets becoming fully depreciated.

 Interest Expense and Other Income, Net

 Interest expense increased due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 (the “2021 Notes”) in the second quarter of 2011.

 Other income, net increased as income in the current quarter included larger realized gains on the sales of investments.

 Income Taxes

 The provision for income taxes decreased from the prior year quarter due to a decrease in earnings.  The effective tax rate on operations decreased to 34.5% as compared to 35.0% for the prior year quarter, primarily due to the proportion of earnings in states with lower tax rates.

 Comparison of Nine Months Ended September 30, 2011 and 2010

 Managed Care Premiums

 Managed care premium revenue increased from the prior year nine-month period primarily as a result of the acquisition of MHP in 2010, as well as an increase in Medicaid Risk revenue due to new markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month. This was partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned loss of auto assign regions and reduction in product offerings.

 The increases mentioned above were partially offset by an accrual for the minimum MLR rebate for our Commercial business, as discussed above.

 Medical Costs and Cost of Sales

 Medical costs increased from the prior year nine-month period primarily as a result of the acquisition of MHP, new Medicaid Risk markets entered during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania, and as a result of organic membership growth and medical trend.  This was partially offset by the decrease in Medicare Part D membership, as noted above.  The overall MLR increased 2.6% over the prior year nine-month period to 82.1% from 79.5% primarily as a result of the minimum MLR mandates previously mentioned as well as the MLR increases during the current year quarter for the Medicare Advantage products, as described in the segment results of operations discussion that follows.

 Cost of sales increased due to continued growth of our pharmacy benefit management program in the Workers’ Compensation division.

 Selling, General and Administrative and Provider Class Action

 Selling, general and administrative expense increased primarily due to normal operating costs associated with MHP including, but not limited to, salaries and benefits, professional fees and premium taxes. The increase is partially offset by lower legal fees in the current year nine-month period as the prior year nine-month period included incremental legal fees related to the provider class action in Louisiana that were not incurred in 2011.

 During the second quarter of 2010, a $278.0 million charge for a provider class action was recorded resulting from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, we recorded a non-recurring pre-tax adjustment to earnings of $159.3 million in the second quarter of 2011. For additional information regarding the provider class action, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference.

 Depreciation and Amortization

 Depreciation and amortization expense was lower during the current year nine-month period primarily due to certain assets becoming fully depreciated.

 Interest Expense and Other Income, Net

 Interest expense increased due to the issuance of our 2021 Notes in the second quarter of 2011, as discussed above.  This increase was partially offset by reduced interest expense on our revolving credit facility due to the repayment of the outstanding balance in the second quarter of 2011.

 Other income, net increased as income in the current nine-month period included larger realized gains on the sales of investments.

 Income Taxes

 The provision for income taxes increased from the prior year due to an increase in earnings.  The effective tax rate on operations remained the same at 36.0% for both periods.

 Segment Results

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Operating Revenues (in thousands)

Commercial risk	$1,497,133	$1,380,019	$117,114	$4,499,081	$4,064,696	$434,385
Commercial Management Services	79,615	79,869	(254)	231,473	245,222	(13,749)
Medicare Advantage	591,051	522,202	68,849	1,783,534	1,534,877	248,657
Medicaid Risk	316,255	286,762	29,493	933,109	820,994	112,115
Health Plan and Medical Services	2,484,054	2,268,852	215,202	7,447,197	6,665,789	781,408
Medicare Part D	271,947	348,784	(76,837)	946,588	1,246,257	(299,669)
Other Premiums	26,341	25,054	1,287	79,465	75,360	4,105
Other Management Services	22,195	25,700	(3,505)	72,606	75,158	(2,552)
Specialized Managed Care	320,483	399,538	(79,055)	1,098,659	1,396,775	(298,116)
Workers’ Compensation	196,198	189,485	6,713	587,821	565,635	22,186
Other/Eliminations	(25,192)	(22,094)	(3,098)	(76,150)	(65,299)	(10,851)
Total Operating Revenues	$2,975,543	$2,835,781	$139,762	$9,057,527	$8,562,900	$494,627

Gross Margin (in thousands)

Health Plan and Medical Services	$498,482	$576,916	$(78,434)	$1,548,007	$1,658,855	$(110,848)
Specialized Managed Care	97,804	108,817	(11,013)	219,525	235,874	(16,349)
Workers’ Compensation	124,687	124,847	(160)	378,218	377,735	483
Other/Eliminations	(2,509)	(2,453)	(56)	(7,347)	(7,378)	31
Total Gross Margin	$718,464	$808,127	$(89,663)	$2,138,403	$2,265,086	$(126,683)

Revenue and Medical Cost Statistics
Managed Care Premium Yields (per member per month):
Health plan commercial group risk	$321.43	$315.82	1.8%	$321.74	$313.95	2.5%
Medicare Advantage risk (1)	$893.22	$899.89	(0.7%)	$895.13	$884.22	1.2%
Medicare Part D (2)	$94.10	$87.56	7.5%	$92.89	$88.70	4.7%
Medicaid risk	$226.39	$215.51	5.0%	$221.94	$217.29	2.1%

Medical Loss Ratios:
Health plan commercial group risk	82.5%	76.8%	5.7%	81.3%	78.4%	2.9%
Medicare Advantage risk (1)	82.0%	77.0%	5.0%	83.0%	81.3%	1.7%
Medicare Part D	76.8%	79.0%	(2.2%)	88.0%	89.2%	(1.2%)
Medicaid risk	88.1%	89.0%	(0.9%)	87.0%	85.8%	1.2%
Total MLR	81.5%	77.2%	4.3%	82.1%	79.5%	2.6%
(1)	Beginning Q1 2010 excludes the Medicare PFFS product, which was not renewed effective January 1, 2010.
(2)	Revenue per member per month Medicare excludes the effect of the CMS risk-share premium adjustments and revenue ceded to external parties.

 Health Plan and Medical Services Division

 Quarters and Nine Months Ended September 30, 2011 and 2010

 Health Plan and Medical Services division revenue increased for the quarter and nine months ended September 30, 2011 as compared to the quarters and nine months ended September 30, 2010, primarily due to the acquisition of MHP in 2010 as well as entry into two new Medicaid markets during 2010 in the State of Nebraska and the Commonwealth of Pennsylvania.  Partially offsetting this increase in revenue was a decrease in Commercial Management Services revenue due to a decline of our FEHBP membership. The increase in Commercial Risk revenue was primarily due to the acquisition of MHP, as well as organic membership growth, and was partially offset by the accruals for the minimum MLR rebates, discussed above.  There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  Medicare Advantage revenues increased primarily due to the acquisition of MHP, as well as a general increase in premiums per member per month.  The increase in Medicaid Risk revenue is due primarily to the two new markets entered during 2010, as discussed above. The Medicaid Risk premiums per member per month increased as a result of a rate increase effective July 1, 2011, in Missouri, our largest Medicaid market as well as a change in member mix in our new State of Nebraska market.

 The gross margin for this Division decreased for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010, primarily due to the accrual for the minimum MLR rebate for our Commercial business, discussed above, and a decrease in the Medicare Private Fee-for-Service (“Medicare PFFS”) gross margin. The Medicare PFFS product was not renewed effective January 1, 2010.  The Medicare PFFS gross margin decrease was a result of lower favorable incurred but not reported reserve development for the Medicare PFFS product experienced in the current year nine-month period, compared to the prior year nine-month period.  These decreases were offset by the acquisition of MHP, as well as organic growth in existing markets.  The Commercial Group Risk MLR increased for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010, primarily due to the accruals for the minimum MLR rebates, discussed above, as well as utilization beginning to return to normal levels.  The Medicare Advantage MLR and Medicaid MLR have increased for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010, primarily due to utilization beginning to return to normal levels.  The Medicare Advantage MLR for the nine months ended September 30, 2011 is largely consistent with our 2011 Medicare bid estimates.

 Specialized Managed Care Division

 Quarters and Nine Months Ended September 30, 2011 and 2010

Specialized Managed Care division revenue decreased from the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010, primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $91.15 in 2011 compared to $86.09 in 2010.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2011 increased to $92.89 compared to $88.70 in 2010, primarily due to pharmacy cost trends and the loss of the lower priced premium products.

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

 The decrease in gross margin was driven primarily by the Medicare Part D membership losses.  This is partially offset by improved MLR on the Medicare Part D product and improved performance in our Mental Health products.  The Medicare Part D MLR was lower than the prior year period as a result of improved performance in our basic benefit product in 2011.

 Workers’ Compensation Division

 Quarters and Nine Months Ended September 30, 2011 and 2010

 Workers' Compensation division revenue increased for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010 primarily due to the growth of our pharmacy benefit management program, which was partially offset by a decline in volume and rates in our network products.

 Workers’ Compensation gross margin decreased slightly for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 primarily due to decline in volume and rates in our network products offset by increased volume in our pharmacy benefit management program.  Gross margin increased slightly for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the growth of our pharmacy benefit management program.  The increase was partially offset by a decline in volume and rates in our network products.

 Liquidity and Capital Resources

 Liquidity

 Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA” and an effective duration of 2.85 years as of September 30, 2011. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

 Our cash and investments, consisting of cash and cash equivalents and short-term and long-term investments, but excluding deposits of $73.4 million at September 30, 2011 and $79.9 million at December 31, 2010 that are restricted under state regulations, increased by $713.8 million, to $4.7 billion at September 30, 2011 from $4.0 billion at December 31, 2010.

 We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note G, Investments, to the condensed consolidated financial statements, which is incorporated herein by reference.

 The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business.  Management believes that the combination of our ability to generate cash flows from operations, our cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, and any other reasonably likely future cash requirements.  In addition, our long-term investment portfolio is available for further liquidity needs, including satisfaction of policy holder benefits.  Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q, as well as Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10–K for the year ended December 31, 2010, for more information about how risks and uncertainties could materially affect our business.

 Cash Flows

 Net cash from operating activities for the nine months ended September 30, 2011 was an inflow as a result of net earnings, net of adjustments, and an increase in deferred revenue related to the early receipt of the October 2011 Medicare premium payment from CMS.  Offsetting these inflows was $150.5 million paid to settle the provider class action litigation in Louisiana.  For additional information regarding this matter, refer to Note E, Contingencies, to the condensed consolidated financial statements, which is incorporated herein by reference.

 Our net cash from operating activities for the nine months ended September 30, 2011 increased by $449.5 million from the corresponding 2010 period.  The increase was a result of the unusually low cash flows in the prior year due to payments of medical claims liabilities associated with the non-renewal of the Medicare PFFS product, effective January 1, 2010.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  Also contributing to the increase in net cash from operating activities was the early receipt of the October 2011 Medicare premium payment from CMS and a decrease in other accrued liabilities outflows as a result of lower tax payments during the current nine-month period compared to the prior year. The lower tax payments in 2011 were a result of recognizing the deduction in 2011 for the settlement paid related to the provider class action in Louisiana.

 Net cash from investing activities was an outflow for the nine months ended September 30, 2011, primarily due to investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments.

 Projected capital expenditures for fiscal year 2011 are estimated at $70 to $80 million and consist primarily of computer hardware, software and other equipment.

 Net cash from financing activities was an inflow, primarily due to the proceeds from the issuance of the 2021 Notes, net of discount and issuance costs, partially offset by the repayment of the $380.0 million outstanding balance on the previous revolving credit facility and share repurchases during the nine months ended September 30, 2011.

 On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million.  As of September 30, 2011, there were no amounts outstanding under this credit facility. For more information, refer to Note D, Debt, to the condensed consolidated financial statements, which is incorporated herein by reference.

Under the share repurchase program, we purchased 4.3 million shares and 7.4 million shares of our common stock during the quarter and nine months ended September 30, 2011 at an aggregate cost of $127.5 million and $227.7 million, respectively.  As of September 30, 2011, $101.6 million of the repurchased shares were settled and paid for by the Company.  The remaining shares costing $25.9 million were settled and paid by October 5, 2011.  As of September 30, 2011, the total remaining number of common shares we are authorized to repurchase under this program is 5.3 million.

 Health Plans

 Our regulated Health Maintenance Organization (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the nine-months ended September 30, 2011, we received $489.4 million in dividends from our regulated subsidiaries and made $1.0 million in capital contributions to them.  We had approximately $1.7 billion of regulated capital and surplus at September 30, 2011.

 We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.

 Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.6 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively.  The increase primarily resulted from the issuance of the 2021 Notes discussed previously, dividends received from our regulated subsidiaries, and earnings generated from our non-regulated entities partially offset by repayment of debt, share repurchases and a cash payment into escrow related to the provider class action litigation in Louisiana.

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

 For our Health Plan based Medicare Advantage product, we are forecasting membership to be slightly down for 2011 as compared to 2010. We expect the 2011 Medicare Advantage MLR to be in the lower end of the mid 80%s, as compared to the 2010 MLR of 82.0%.

 For our Health Plan based Medicaid business, we are forecasting a 2011 MLR in the high 80%s.

 Specialized Managed Care Division – We anticipate year-end membership in our Medicare Part D product to be down by approximately 500,000 members at December 31, 2011 from approximately 1.6 million at December 31, 2010. This decrease reflects the loss of auto assign regions as well as membership losses driven by a reduction in product offerings from five in 2010 to two in 2011. Our Medicare Part D MLR for 2011 is expected to be approximately consistent with the 2010 MLR.

 Workers’ Compensation Division – We believe our Workers’ Compensation Division will grow slightly compared to 2010 with continued focus on streamlining the supporting administrative cost structure.

 Regarding our balance sheet and liquidity, we ended the third quarter with approximately $1.15 billion in free cash at the parent level which includes a provision for the cash required to fund the Children’s Mercy’s Family Health Partners acquisition.  See Note L, Subsequent Events, to the condensed consolidated financial statements for additional information, which is incorporated herein by reference.  After supporting the regulatory capital needs of our subsidiaries and maintaining overall liquidity, our first priority for deployment of our free cash is acquisitions.

 We expect our effective tax rate will range from 35.5% to 36.5% for the full year of 2011.

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

 There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:	Legal Proceedings

 See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies which is incorporated herein by reference.

ITEM 1A:	Risk Factors

 There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended September 30, 2011 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)

July 1-31, 2011	-	$-	-	9,586
August 1-31, 2011	3,388	$29.61	3,377	6,209
September 1-30, 2011	981	$28.93	951	5,258
Totals	4,369	$29.46	4,328

(1)	Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date: November 4, 2011	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date: November 4, 2011	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 4, 2011	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.