Form 10-K
period 2011-12-31
COVENTRY HEALTH CARE INC
filed 2012-02-28
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16477

COVENTRY HEALTH CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2073000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6720-B Rockledge Drive, Suite 700, Bethesda, Maryland 20817
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $5,384,262,746.

As of January 31, 2012, there were 141,194,989 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A subsequent to the filing of this Form 10-K Report are incorporated by reference in Items 10 through 14 of Part III hereof.

COVENTRY HEALTH CARE, INC.
FORM 10-K

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are defined as statements that are not historical facts and include those statements relating to future events or future financial performance. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “Coventry,” “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of  December 31, 2011.

These forward-looking statements may be affected by a number of factors, including, but not limited to those contained in Item 1A, “Risk Factors,” of this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the risk factors that may materially affect our business, operations or financial condition are the ability to accurately estimate and control future health care costs; the ability to increase premiums to offset increases in our health care costs; general economic conditions and disruptions in the financial markets; changes in legal requirements from recently enacted federal or state laws or regulations, court decisions, or government audits, investigations and proceedings; guaranty fund assessments under state insurance guaranty association law; changes in government funding and various other risks associated with our participation in Medicare and Medicaid programs; a reduction in the number of members in our health plans; the ability to acquire additional managed care businesses, enter into new markets and to successfully integrate acquired businesses into our operations; an ability to attract new members or to increase or maintain our premium rates; the non-renewal or termination of our government contracts, unsuccessful bids for business with government agencies or renewal of government contracts on less favorable terms; failure of independent agents and brokers to continue to market our products to employers; a failure to obtain cost-effective agreements with a sufficient number of providers that could result in higher medical costs and a decrease in our membership; negative publicity regarding the managed health care industry generally or our Company in particular; a failure to effectively protect, maintain and develop our information technology systems; compromises of our data security; periodic reviews, audits and investigations under our contracts with federal and state government agencies; litigation including litigation based on new or evolving legal theories; volatility in our stock price and trading volume; our indebtedness, which imposes certain restrictions on our business and operations; an inability to generate sufficient cash to service our indebtedness; our ability to receive cash from our regulated subsidiaries; our certificate of incorporation, our bylaws and Delaware law, which could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable; and an impairment of our intangible assets.

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

Our Health Plan and Medical Services Division is primarily comprised of our traditional health plan commercial risk, commercial management services, Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) and Medicaid products.  Our health plans offer commercial risk products, including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products, to individuals and employer groups of all sizes.  We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks, including all medical and administrative costs.

Additionally, through this Division we contract with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offer administrative services only (“ASO”) products to businesses that self-insure their employee health benefits, including medical claims administration, pharmacy benefits management (“PBM”), utilization management and quality assurance programs for a fixed fee with the customer assuming the risk for medical costs. We also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”) to our commercial customers.

The Health Plan and Medical Services Division provides comprehensive health benefits on a risk basis to members participating in the Medicare Advantage CCP and Medicaid programs for which it receives premium payments from federal and state governments. Through December 31, 2009, this Division also provided services to members participating in Medicare Advantage Private-Fee-For-Service (“Medicare PFFS”).  Effective January 1, 2010, we did not renew the Medicare PFFS product for the 2010 plan year. This Division also contains our dental services business.

We operate local health plans that serve 27 states, primarily in the Mid-Atlantic, Midwest, Mountain West and Southeast United States.  Our health plans are operated under the names Altius Health Plans, Carelink Health Plans, Coventry Health Care, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA, Mercy Health Plans, OmniCare, Preferred Health Systems, Southern Health, and WellPath. Our health plans are generally located in small to mid-sized metropolitan areas.  For a complete list of our significant subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.

Our Specialized Managed Care Division includes Medicare Part D, network rental, and our behavioral health benefits businesses.  Our Medicare Part D program provides eligible beneficiaries access to prescription drug coverage and receives premium payments from the federal government and, for certain products, from our members.  Our network rental business offers provider network rental services through a national PPO network to national, regional and local third-party administrators (“TPAs”) and insurance carriers.  Our behavioral health benefits business provides coordination of comprehensive mental health and substance abuse treatment.  Additionally, as discussed in Note D, Discontinued Operations, to the consolidated financial statements, prior to its sale on July 31, 2009, our Medicaid/Public entity (“Public Sector”) provided products and services to state Medicaid agencies and other government funded programs.

Our Workers’ Compensation Division is comprised of our workers’ compensation services businesses which provide fee-based, managed care services such as provider network access and bill review, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance and to large employer groups.

Health Plan and Medical Services Division

Health Plan Commercial Risk Products

Our health plans offer employer groups a full range of commercial risk products, including our HMO, PPO and POS products, designed to meet the needs and objectives of a wide range of employers and members as well as to comply with regulatory requirements.  Our health plans also offer major medical and high-deductible products to individual consumers.  The distribution of these products is through independent licensed brokers, directly from our sales organization or through our website.  Our health plans had 1.6 million commercial risk members as of December 31, 2011 that accounted for $6.0 billion of revenue in 2011.

Our health plan products vary with respect to product features, the level of benefits provided, the costs to be paid by employers and members, including deductibles and co-payments, and our members’ access to providers without referral or preauthorization requirements.

Health Maintenance Organizations

Our health plan HMO products provide comprehensive health care benefits, including ambulatory and inpatient physician services, hospitalization, pharmacy, mental health, ancillary diagnostic and therapeutic services. In general, a fixed monthly premium covers all HMO services although benefit plans typically require co-payments or deductibles in addition to the basic premium. A primary care physician assumes overall responsibility for the care of a member, including preventive and routine medical care, and referrals to specialists and consulting physicians. While an HMO member’s choice of providers is limited to those within the health plan’s HMO network, the HMO member is typically entitled to coverage of a broader range of health care services than is covered by typical PPO or indemnity policies. Furthermore, many of our HMO products have added features to more easily allow “direct access” to providers.

Preferred Provider Organizations and Point of Service

Our health plan risk-based PPO and POS products also provide comprehensive managed health care benefits while allowing members to choose their health care providers at the time medical services are required. Members may use providers that do not participate in our health plan managed care networks but may incur higher co-payments and other out-of-pocket costs than if the member chooses a participating provider. Our health plans also offer high deductible products in conjunction with our consumer directed products. Premiums for our PPO and POS products are typically lower than HMO premiums due to the increased out-of-pocket costs borne by the members.

Commercial Management Services Products

Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically include medical claims administration, pharmacy benefits management, utilization management and quality assurance programs for a fixed fee. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are generally also available to ASO customers.  These ASO arrangements typically do not involve our health plans assuming primary underwriting risk; rather, we are paid a fixed fee for providing management services and access to our provider networks. As of December 31, 2011, our health plans had approximately 700,000 non-risk health plan members.

We offer stop-loss insurance to enable us to serve as an integrated, single source for the health care needs of our self-insured clients. Stop-loss policies help curtail the risk assumed by our self-insured clients by covering such clients’ expenses after they have paid out a predetermined amount.  Stop-loss policies are written through our wholly-owned insurance subsidiaries and can be written for specific and/or aggregate stop-loss insurance.

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

Commercial management services accounted for $302.5 million of revenue for the year ended December 31, 2011.

Medicare Advantage CCP

As of December 31, 2011, our health plans operated Medicare Advantage CCP in 15 states.  The Centers for Medicare & Medicaid Services (“CMS”) pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts.  Our health plans may also receive a monthly premium from their Medicare members and/or their employer. Our Medicare Advantage CCP line of business covered 222,000 members as of December 31, 2011 and accounted for $2.4 billion of revenue in 2011.

Medicaid

As of December 31, 2011, certain of our health plans offered health care coverage to Medicaid recipients in nine states. These health plans enter into a Medicaid Management Care contract with each of these individual states. Under a Medicaid contract, the participating state pays a premium PMPM based on the age, sex, eligibility category and, in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted further according to the health risk associated with the individual member. Our Medicaid line of business covered 692,000 members as of December 31, 2011 and accounted for $1.4 billion of revenue in 2011.

In the fourth quarter of 2011, we continued our Medicaid program expansion with a contract award from the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program, which included seven of Kentucky’s eight regions.  As of December 31, 2011, we had approximately 221,000 Medicaid members in Kentucky.

Dental Benefit Services

We offer a full suite of dental services, including insured and administrative plans for individuals and groups, a full-service dental third-party administrator specializing in private-label programs and a full suite of discount products. These services are offered through Group Dental Service, Inc. and associated subsidiary (“GDS”), which is based in Rockville, Maryland.  GDS accounted for $22.9 million of revenue, after intercompany eliminations, for the year ended December 31, 2011.

Health Plan Markets

The geographic markets in which our health plans operate and the products offered in each are described as follows:

•	Arkansas — commercial products in Northwest Arkansas, Fort Smith, Hot Springs and Little Rock; and Medicare Advantage CCP products in 13 counties.
•	Delaware — commercial products throughout the state.
•
Florida — commercial products in South Florida, the Tampa Bay area and certain counties in North Florida; Medicaid products in South Florida as well as certain counties in North Florida and the state’s panhandle; and Medicare Advantage CCP products in South Florida and the Tampa Bay area.

•	Georgia — commercial products primarily in the greater Atlanta, Savannah, Augusta, Macon and Columbus metropolitan areas; and Medicare Advantage CCP products in Atlanta, Savannah and Columbus.
•	Idaho — commercial products throughout the state.
•	Illinois — commercial products throughout the state; and Medicare Advantage CCP products in portions of Eastern, Central, Western and Northern Illinois.
•	Iowa — commercial products primarily in the Des Moines, Waterloo, Sioux City, Ames, Cedar Rapids and Iowa City metropolitan areas; and Medicare Advantage CCP products in 48 counties.
•
Kansas — commercial products in the Kansas City and Wichita metropolitan areas, including portions of Western Missouri; and Medicare Advantage CCP products in the Kansas City, Topeka, and Wichita metropolitan areas.

•	Kentucky — Medicaid products in seven out of eight regions within the state.
•	Louisiana — commercial products primarily in the New Orleans, Baton Rouge and Shreveport metropolitan areas.
•	Maryland — commercial products throughout the state; and Medicaid products in the Baltimore metropolitan area, Harford County and Cecil County.
•	Michigan — Medicaid and Children’s Health Insurance Program products in Wayne, Oakland, Kalamazoo, St. Joseph, Cass and Hillsdale Counties.
•	Missouri — commercial products throughout the state; Medicare Advantage CCP products in Kansas City, Springfield, St. Louis and Central Missouri areas; and Medicaid products throughout the state.
•	Nebraska — commercial products throughout the state; Medicare Advantage CCP products in 17 counties; and Medicaid products in 10 counties.
•	Nevada — commercial products primarily in the Las Vegas metropolitan area.
•	North Carolina — commercial products primarily in the Raleigh-Durham, Greensboro, Winston-Salem, and Charlotte metropolitan areas; and Medicare Advantage CCP products in 15 counties.
•	Ohio — commercial and Medicare Advantage CCP products in Eastern portions of the state.
•	Oklahoma — commercial products in the Oklahoma City and Tulsa markets.
•
Pennsylvania — commercial products in all Pennsylvania markets; Medicare Advantage CCP products in the Pittsburgh, Philadelphia, Harrisburg and State College metropolitan areas; and Medicaid products in Southeastern Pennsylvania.

•	South Carolina — commercial products in the Charleston, Columbia and Greenville-Spartanburg metropolitan areas.
•	South Dakota — commercial products throughout Eastern South Dakota and Medicare Advantage CCP products in 12 counties.
•
Tennessee — commercial products primarily in the metropolitan Memphis and West Tennessee areas, with additional networks in the far northern Mississippi counties of DeSoto and Tate, and Eastern Arkansas.

•	Texas — Medicare Advantage CCP products in 19 counties that include Dallas, Houston, San Antonio and El Paso.
•	Utah — commercial products throughout the state; and Medicare Advantage CCP products throughout the state, excluding Washington County.
•	Wyoming — commercial products primarily in the lower Southwestern counties near Utah and Medicare Advantage CCP products in Uinta County.
•	Virginia — commercial and Medicaid products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley.
•	West Virginia — commercial and Medicaid products throughout the majority of the state.

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

The Medicare Part D plans are marketed under the brand names of First Health Premier and First Health Premier Plus.  In 2012, the Medicare Part D plans will also be marketed under the First Health Value Plus brand name. Certain of these plans include an option with first dollar coverage (no deductible) and options for generic coverage within the coverage gap in which no insurance coverage under the standard Part D program is available. We have established partnerships with Medicare Supplement insurance carriers, preferred retail partners and brokerage channels nationwide to distribute Medicare Part D prescription drug products to Medicare beneficiaries on our behalf.  Medicare beneficiaries can also purchase our Medicare Part D products via an internet-based Medicare Plan Finder tool.  The Plan Finder tool, developed by CMS, allows Medicare beneficiaries to search and compare Medicare coverage options and products from their geographic area.  The Medicare eligible beneficiaries can then purchase their product via the Plan Finder tool or by phone.  Our Medicare Part D line of business covered 1.1 million members as of December 31, 2011 and accounted for $1.2 billion of revenue in 2011.

Network Rental

We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. Primarily operating on a business-to-business basis, network rental focuses on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs.  Our network rental businesses accounted for $87.7 million of revenue in 2011.

Behavioral Health Services

We operate in the managed behavioral healthcare industry and provide coordination of comprehensive mental health, substance abuse treatment and employee assistance programs (“EAP”) throughout the United States. These services are provided through MHNet Specialty Services, LLC and associated subsidiaries (“MHNet”), which is based in Austin, Texas.  MHNet provides behavioral health and EAP services to health plans and employer clients and accounted for $15.4 million of revenue, after intercompany eliminations, in 2011.

Workers’ Compensation Division

We provide a full suite of integrated cost containment services to insurance carriers, TPAs, governmental entities and employer groups to assist in managing their workers’ compensation and automobile claims.  Our clients have access to our national provider network and our services are provided on a fee-for services basis. Our workers’ compensation products accounted for $783.8 million of revenue in 2011.

Network Access and Bill Review Services

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

Pharmacy Benefit Management

Insurance carriers, TPAs and employers contract with our First Script PBM program.  First Script provides access to a retail network of over 62,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred.  First Script continues to provide service to these claimants upon compensability confirmation throughout the duration of their workers’ compensation claims. Home delivery of medication is included as part of First Script’s integrated prescription solution.

In addition to providing network access to workers’ compensation claimants, First Script also offers a full suite of drug utilization review tools and reports to assist its clients in controlling their pharmacy costs.  These tools go beyond basic formulary management and include predictive indicators of claim severity.  The application of these cost control tools must be balanced with the need for claimants to receive their drugs in a convenient and timely manner.  Claimants who follow their doctors’ prescription orders are more likely to recover quicker and return to work sooner.  Both of these outcomes further contribute to lowering the client’s overall workers’ compensation claim costs.

Durable Medical Equipment (“DME”) and Ancillary Services

Our DME program (“DMEplus”) provides our clients with full coordination of services, plus access to our national DME and ancillary provider network of over 6,000 general and specialty providers.  Once a referral is submitted, DMEplus coordinates all the arrangements for services, equipment, and supplies. Claim Managers no longer need to facilitate unique cases or process provider bills. DMEplus handles all the fulfillment and billing. DMEplus increases case efficiency and overall program savings by contracting with a broad range of cost-effective, local and national healthcare providers that cover many specialties. This extensive coverage ensures we meet the needs of virtually any type of workers’ compensation case.

Care Management Services

Our Care Management Services seek to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both for an extended period of time due to a work-related or auto incident or disability.

We provide field case management services for workers’ compensation cases through case managers working on a one-on-one basis with injured employees and their healthcare professionals, employers, TPAs and insurance company adjusters.  Our case management services also consist of telephonic management of workers’ compensation, as well as short-term disability, long-term disability and employee absences covered under the Family and Medical Leave Act. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical conditions and treatment plans of patients.  Our technology enables customers to make on-line referrals and check on the current status of their cases.  Customers use our pre-certification and concurrent review services to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness which are certified by URAC (formerly known as Utilization Review Accreditation Commission).

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

Our provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit cost savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnosis Related Group based pricing for inpatient care. Hospital outpatient charges are controlled by fixed fee schedules or on a per case basis. For facilities or procedures not covered by fixed pricing arrangements, charge master limitations are generally negotiated, which reduces the increasing trend of health care unit cost.

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

Our health plans have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services.  Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under capitation arrangements, our health plans will be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements.  Medical costs associated with capitation arrangements made up approximately 8.2%, 6.4% and 2.9% of our total medical costs for the years ended December 31, 2011, 2010 and 2009, respectively.  We do not consider the financial risk associated with our existing capitation arrangements to be material.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) requires the Department of Health and Human Services (“HHS”) to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”).  The program will allow plans to work with providers, physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  In response to this initiative, we are implementing High Performance Networks (“HPNs”) and gain share arrangements that align quality of care and cost incentives with our providers.  HPNs are designed to deliver coordinated and efficient medical care to our members whereby the providers receive additional payments if each meets quality of care and cost targets aligning incentives with the payer.

Medical Management

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care provided to our members by our network providers. We collect utilization data that is used to analyze over-utilization or under-utilization of services and to assist in arranging for appropriate care for our members and improving patient outcomes in a cost efficient manner. Our corporate medical department monitors the medical management policies of our subsidiaries and assists in implementing disease management programs, quality assurance programs and other medical management tools. In addition, we have internal quality assurance review committees made up of practicing physicians and staff members whose responsibilities include periodic review of medical records, development and implementation of standards of care based on current medical literature and the collection of data relating to results of treatment.

We have developed a comprehensive disease management program that identifies those members having certain chronic diseases, such as asthma and diabetes. Our case managers seek to proactively work with members and their physicians to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage their disease. We believe that our disease management program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

Our medical directors supervise medical managers who review and approve requests by physicians to perform certain diagnostic and therapeutic procedures for coverage in accordance with the health benefit plan.  We use nationally recognized clinical guidelines developed based on nationwide benchmarks that maximize efficiency in health care delivery and InterQual, a nationally recognized evidence-based set of criteria developed through peer reviewed medical literature. Medical managers also continually review the status of hospitalized patients and compare their medical progress with established clinical criteria, make hospital rounds to review patients’ medical progress and perform quality assurance and utilization functions.

Medical directors also monitor the utilization of diagnostic services. Data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization are collected and presented to physicians. The medical directors monitor these results in an attempt to ensure the use of cost-effective, medically appropriate services.

We focus on the satisfaction of our members. We monitor appointment availability, member-waiting times, provider environments and overall member satisfaction. We continually conduct membership surveys of existing employer groups concerning the quality of services furnished and suggestions for improvement.

Information Technology

We believe that integrated and reliable information technology systems are critical to our success. We have implemented information systems to improve our operating efficiency, support medical management, underwriting and quality assurance decisions and effectively service our customers, members and providers. Each of our health plans operates on a single financial reporting system along with a common, fully integrated application that encompasses all aspects of our health plan commercial, government and non-risk business, including enrollment, provider referrals, premium billing and claims processing.

We have dedicated in-house teams providing infrastructure and application support services to our members. Our data warehouse collects information from all of our health plans and uses it in medical management to support our underwriting, product pricing, quality assurance, rate setting, marketing and contracting functions. We have dedicated in-house teams that convert acquired companies to our standard information systems as soon as practicable following the close of the acquisition.

In 2011, approximately 84.1% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format.  In 2011, our claims system auto adjudicated approximately 82.0% of all claims, which improves our claims processing efficiency and accuracy.

In January 2009, HHS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets.  While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our claims processes and systems to prepare for the implementation.  Recently, CMS has indicated that it will postpone the October 13, 2013 deadline through the rulemaking process.  In addition, PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.  We have dedicated information technology teams that are efficiently addressing information system needs in support of these mandates, including upgrading and expanding the set of standardized diagnosis and procedure coding standards for all HIPAA transactions.  Coventry’s strategy is to deploy the required changes and is on target to being fully compliant with the ICD-10 requirements by the compliance date.

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

Our commercial HMO, PPO and POS products are offered on a fully insured and self-funded basis. Our local health plans continue to expand the number of lower cost medical and pharmacy product options to improve health insurance affordability.  These options include a family of “consumer-driven” products, whereby the employee bears a substantially greater proportion of health care costs.  We have also introduced a number of innovative high deductible products with features that encourage appropriate primary care and prescription use, while offering the employer reasonable premiums.

Although our large group accounts may have benefit products offered to their employees by multiple carriers, our small and medium size groups are most commonly offered our services on an exclusive basis.  In the case of insurance carriers, we typically enter into a master service agreement under which we agree to provide our cost management services to health plans maintained by the carrier’s customers.  Our services are offered to new insurance policyholders and to existing policyholders at the time group health benefits are renewed.

Medicaid products are marketed to Medicaid recipients by state Medicaid authorities and through educational and community outreach programs coordinated by our employees.

Medicare Advantage products, which can include both medical and pharmacy benefits, are commonly promoted through direct sales, including mass media and direct mail to both individuals and retirees of employer groups that provide benefits to retirees.  Networks of independent brokers are also used in the marketing of Medicare products.  Our Medicare Part D product is marketed through our existing channels as well as through joint marketing arrangements with Medicare Supplement health insurers, TPAs and related broker distribution entities.  Additionally, we have established partnerships with Medicare Supplement health insurers, preferred retail partners and brokerage channels nationwide to provide Medicare Advantage products to Medicare beneficiaries.

Workers’ compensation services are marketed to insurance carriers and TPAs who in turn take responsibility for marketing our services to their prospects and clients. We also market directly to state funds, municipalities, self-insured payors and other distribution channels.

Significant Customers

Our health plan commercial risk products are diversified across a large customer base and no customer group comprises 10% or more of our managed care premiums. We received 10.0%, 11.2% and 11.3% of our management services revenue for the years ended December 31, 2011, 2010 and 2009, respectively, from the MHBP.

We received 32.7%, 35.6% and 50.7% of our managed care premiums for the years ended December 31, 2011, 2010 and 2009, respectively, from the federal Medicare programs throughout our various health plan markets and from national Medicare Part D and Medicare PFFS products. The decline in 2011 is primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011. The decline in 2010 is primarily a result of our non-renewal of the Medicare PFFS product effective January 1, 2010.

We also received 12.5%, 10.9% and 8.4% of our managed care premiums for the years ended December 31, 2011, 2010 and 2009, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets.  In 2011, the State of Missouri accounted for 36.9% of our health plan Medicaid premiums.

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

We operate in a highly fragmented market with national, regional and local firms specializing in utilization review and PPO cost management services and with major insurance carriers and TPAs that have implemented their own internal cost management services. In addition, other managed care programs, such as HMOs and group health insurers, compete for the enrollment of benefit plan participants. We are subject to intense competition in each market segment in which we operate. We distinguish ourselves on the basis of our program quality, cost-effectiveness, proprietary computer-based integrated information systems, emphasis on commitment to service with a high degree of physician involvement, national provider network, including its penetration into secondary and tertiary markets, and our role as an integrated provider of PBM services.

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

Corporate Governance

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors and officers, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and a Related Person Transactions Policy for our directors and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  All of these documents, as amended, can be accessed on our website at www.coventryhealthcare.com through the “Corporate Governance” link under “Investor Relations.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

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

Health Care Reform

In March 2010, President Obama signed into law PPACA, which imposes numerous provisions on managed care companies and represents significant change across the health care industry.

PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through a number of health insurance market reforms. In order to expand coverage, PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level by 2014. In addition, PPACA, as enacted, requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full-time employees offer affordable insurance to employees or pay an assessment.  In addition, PPACA requires greater federal involvement in the regulation of health plans.  For example, HHS, the Department of Labor and the Treasury Department recently issued joint new rules requiring all health plans’ summary of benefits, coverage guidelines and the glossary of terms to be easily understandable and comparable, eventually requiring them to be compliant with templates set forth by HHS.  In the future, PPACA will also prohibit the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. Further, PPACA requires HHS to award loans and grants to new non-profit entities that will offer qualified health plans.

Many of the provisions intended to expand insurance coverage, such as a mandate for individuals to obtain health insurance and for employers to provide insurance to employees, become effective in 2014. Additional provisions effective January 1, 2014 that address expansion of insurance coverage include prohibiting use of pre-existing conditions exclusions for adults, limiting premium ratings based on age, eliminating premium rating based on gender or health status and prohibiting annual benefit limits.   Other market reforms are more immediate in nature and have already taken effect, such as prohibitions on lifetime limits on essential health benefits and the use of pre-existing condition exclusions for children up to age 19.  In addition, PPACA creates new benefit mandates, including requiring preventative services and immunizations to be provided without member cost-sharing, as well as requiring dependent coverage for dependents up to age 26.

Effective January 1, 2011, PPACA mandated minimum medical loss ratios for health plans (as calculated under the definitions in PPACA and related regulations), such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums.  HHS issued final regulations governing clarifying guidance related to the minimum medical loss ratio requirements, including requiring each health plan to report by June 1st of each year (beginning June 1, 2012) data regarding aggregate premiums, claims experience, quality improvement expenditures and non-claims costs incurred for policies issued in the large group, small group and individual markets for each state in which it issues policies.  We continue to focus on selling, general and administrative expense efficiencies and on maintaining medical loss ratios across our business lines at levels that we believe will contribute to continued profitability. States may request waivers to medical loss ratio requirements for the individual market if the insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the medical loss ratio requirement is applied.  HHS has approved waivers, which result in a temporary alteration to the medical loss ratio requirements, in four states in which we do business.  The waivers, which allow for a more gradual phase-in of the minimum medical loss ratio requirement for the individual market, are expected to have a diminished effect in future years.

 Further, PPACA imposes significant Medicare Advantage funding cuts, including reducing payment rates, during a two, four or six year period beginning in 2012, based on fee-for-service benchmarks and quality rankings. PPACA also provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, an annual fee imposed on average covered lives in health insurance policies issued on individuals resident in the U.S. for fiscal years beginning after September 30, 2012 and ending before September 30, 2019, and an excise tax of 40% on employers offering high cost health coverage plans beginning in 2018.  Effective for taxable years beginning after December 31, 2012, PPACA prohibits us from deducting annual compensation exceeding $500,000 annually for any employee or other individual providing services to the Company that was earned in 2010 or subsequent years on our Corporate income tax returns, which will result in a higher effective income tax rate.

In addition, PPACA will lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities. For example, by 2014, states must establish insurance exchanges (either as a governmental entity or non-profit entity) that facilitate individual purchases of qualified health plans and assist qualified small employers with enrolling their employees in qualified health plans.  Beginning in 2017, states may allow large employers to purchase coverage through the exchanges.  PPACA also requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the poverty level by 2014.  PPACA requires insurers to submit to HHS and state regulators justifications for certain predefined rate increases and mandates that these justifications be publicly disclosed.  Under a final rule issued by HHS, beginning September 1, 2011, any rate increase of 10% or more will be subject to additional review for reasonableness.  Such review will be performed by the state or, if the state lacks an adequate process, by HHS.  Beginning in September 2012, state-specific guidelines will replace the 10% threshold in states with an adequate process as determined by HHS.  In addition to state reform efforts related to PPACA, several states are considering, or may consider, legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions. We cannot predict the full effect of PPACA and the changes that government authorities will approve in the future.  It is probable that those changes will have an adverse effect on our business or results of operations.

Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Some federal courts have upheld the constitutionality of PPACA or dismissed challenges to its constitutionality on procedural grounds.  Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found PPACA void in its entirety or left the remainder of the law intact.  On November 14, 2011, the U.S. Supreme Court announced that it will hear challenges to PPACA and its decision is expected to be issued in 2012.  It is unclear how these challenges to the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.  For example, should the requirement that individuals maintain health insurance coverage ultimately be deemed unconstitutional but the prohibition on health plans excluding coverage due to pre-existing conditions be maintained, our business could be adversely affected.

 PPACA and state reform efforts, whether independent of or related to PPACA, represent significant change across the health insurance industry, the effect of which is not fully known due to PPACA’s complexity, the numerous regulations still to be issued or finalized that will detail its requirements, the lack of interpretive guidance, the gradual and potentially delayed implementation, pending court challenges, possible amendment of PPACA and uncertainty around state reform efforts.  We cannot predict the full effect of PPACA and state reform efforts at this time or provide assurance that those changes will not have an adverse effect on our business or results of operations.

State Regulation

The states served by our health plans provide the principal legal and regulatory framework for the commercial risk products offered by our insurance companies and HMO subsidiaries. Our regulated subsidiaries are required by state law to file periodic reports, to meet certain minimum capital and deposit and/or reserve requirements and may be restricted from paying dividends to the parent or making other distributions or payments under certain circumstances. They also are required to provide their members with certain mandated benefits. Our HMO subsidiaries are required to have quality assurance and educational programs for their professionals and enrollees. Certain states’ laws further require that representatives of the HMOs’ members have a voice in policy making. Most states impose requirements regarding the prompt payment of claims and several states permit “any willing provider” to join our network. Compliance with “any willing provider” laws could increase our medical costs and cost to administer provider networks.

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

Most states impose risk-based or other net worth-based capital requirements on our regulated entities. These requirements assess the capital adequacy of the regulated subsidiary based upon the investment asset risks, insurance risks, interest rate risks and other risks associated with the subsidiary’s business. If a subsidiary’s capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to regulatory authorities and, at certain levels, may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” of this Form 10-K for more information.

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

Federal Regulation

Privacy, Security and other HIPAA Requirements

The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Many of our business operations are considered to be covered entities (entities covered by HIPAA), while others are classified as business associates (entities that handle identifiable information on behalf of covered entities).  In addition, our privacy and security practices are subject to various state laws and regulations. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretations. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA extended the application of certain provisions of the HIPAA security and privacy regulations to business associates and subjected business associates to civil and criminal penalties for violation of the regulations.

ARRA also strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity.  Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates.  HHS has announced a pilot program to perform audits of up to 150 covered entities by the end of 2012. ARRA broadened the applicability of the criminal penalty provisions under HIPAA to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increased the amount of the civil penalties, with penalties of up to $50,000 per HIPAA violation with a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement.  In addition, state attorneys general may bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

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

The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which is deemed to include a kickback, bribe or rebate) in connection with any federal health care program, including Medicare, Medicaid and the FEHBP. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health care program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. Similar anti-kickback provisions have been adopted by many states, which apply regardless of the source of reimbursement.

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

In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) became law.  MIPPA increased restrictions on marketing and sales activities of Medicare Advantage plans, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries and prohibitions regarding many sales activities.  MIPPA also imposed restrictions on Special Needs Plans, increased penalties for reimbursement delays under Part D, required weekly reporting of pricing standards by Medicare Part D plans and implemented focused cuts to certain Medicare Advantage programs. Failure to comply with MIPPA or the regulations promulgated pursuant to MIPPA could result in penalties, including suspension of enrollment, suspension of payment, suspension of marketing, fines and/or civil monetary penalties.

Federal Employees Health Benefits Program

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the FEHBP. These contracts are subject to government regulatory oversight by the OIG of the OPM who perform periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM. For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments. The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans. These audits are generally a number of years in arrears.

Risk Management

In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2011 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional errors and omissions liability and employment practices liability insurances are carried through our captive subsidiary.

Employees

At January 31, 2012, we employed approximately 14,400 persons, none of whom are covered by a collective bargaining agreement.

Acquisition Growth

We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions since 2006.

Acquisition	Markets	Type of Business	Year Acquired
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007
Certain workers’ compensation business from Concentra, Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007
Mental Health Network Institutional Services, Inc.	Multiple Markets	Mental Health Products	2008
Majority Interest in Group Dental Services	Multiple Markets	Dental Products	2008
Preferred Health Systems, Inc.	Kansas	Multiple Products	2010
MHP, Inc.	Missouri & Arkansas	Multiple Products	2010
Children’s Mercy’s Family Health Partners	Kansas & Missouri	Medicaid	2012

Executive Officers of Our Company

The following table sets forth information with respect to our executive officers as of February 1, 2012:

Name	Age	Position
Allen F. Wise	69	Chief Executive Officer and Chairman
Michael D. Bahr	53	Executive Vice President, Commercial Business
Harvey C. DeMovick, Jr.	65	Executive Vice President
Kevin P. Conlin	53	Executive Vice President
Randy P. Giles	53	Executive Vice President, Chief Financial Officer and Treasurer
Timothy E. Nolan	56	Executive Vice President, Government Programs
Thomas C. Zielinski	60	Executive Vice President and General Counsel
John J. Ruhlmann	49	Senior Vice President and Corporate Controller

Allen F. Wise was appointed Chief Executive Officer of our Company in January 2009.  He has been a director of our Company since October 1996 and Executive Chairman since December 2008.  He was non-executive Chairman of the Board from January 2005 to December 2008.  Mr. Wise was a private investor and business consultant from January 2005 to January 2009.  Prior to that, he was President and Chief Executive Officer of our Company from October 1996 to December 2004.

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

Kevin P. Conlin joined our Company in January 2011 as an Executive Vice President with strategic network and operational responsibilities, including medical management and network operations.  From February 2004 to December 2010, he was the President and Chief Executive Officer of Via Christi Health, Inc. (f/k/a Via Christi Health System, Inc.), the largest provider of health care services in Kansas.  For more than 20 years prior to 2004, Mr. Conlin held leadership roles with various healthcare organizations and hospitals.

Randy P. Giles was appointed as Executive Vice President, Chief Financial Officer and Treasurer of our Company in May 2011.  He joined our Company in November 2010 as Executive Vice President in our Workers’ Compensation Division.  From March 1996 to October 2010, Mr. Giles held various executive positions, including Market Chief Executive Officer and Chief Financial Officer, within different regions of UnitedHealthcare, a subsidiary of UnitedHealth Group, Inc., a diversified health and wellbeing company.

Timothy E. Nolan was appointed Executive Vice President, Government Programs, of our Company in August 2011.  From May 2009 to August 2011, Mr. Nolan was the President and Chief Executive Officer of HealthAmerica Pennsylvania, Inc., our largest Health Plan.  From April 2008 to April 2009, he was the Chief Operating Officer of RecoverCare, LLC, a provider of bariatric and therapeutic support surfaces, wound care and safe patient handling equipment.  Prior to that, from December 2005 to March 2008, Mr. Nolan was Senior Vice President of New Market Development for our Company.

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

John J. Ruhlmann was elected Senior Vice President of our Company in November 2006. He served as Vice President of our Company from November 1999 to November 2006. Mr. Ruhlmann has served as the Corporate Controller of our Company since November 1999.

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

PPACA provides for significant health insurance market reforms and other changes to the health care industry affecting premium revenue and health care costs. For example, PPACA currently prohibits lifetime limits on essential health benefits and rescinding coverage absent fraud or intentional misrepresentation, expands dependent coverage to include dependents up to age 26 and implements new mandated benefits for certain preventive services. Beginning January 1, 2014, PPACA, among other things, prohibits group health plans from establishing annual limits on essential health benefits and excluding individuals based on pre-existing conditions. PPACA, as enacted, also will require a plan to issue coverage to every employer and individual who applies and will obligate plans to renew coverage once issued. Further, PPACA will prohibit plans from establishing eligibility rules and premium rates based on most health status-related factors.  In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, an annual fee imposed on average covered lives in health insurance policies issued on individuals resident in the U.S. for fiscal years beginning after September 30, 2012 and ending before September 30, 2019, and an excise tax of 40% on health insurers and employers offering high cost health coverage plans.  Also, effective for taxable years beginning after December 31, 2012, PPACA prohibits us from deducting on our Corporate income tax returns compensation exceeding $500,000 annually for any employee or other individual providing services to us that was earned in 2010 or subsequent years. These, among other changes, will affect our ability to predict or control future health care costs and could have an adverse effect on the results of our operations. Because PPACA is complex, it will be implemented gradually and is subject to possible amendment, we are unable to predict its effect on our costs.

Our results of operations will be adversely affected if we are unable to increase premiums to offset increases in our health care costs.

Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors.  PPACA provides for a number of health insurance reforms, as well as an industry tax, that may increase our health care costs. At the same time, PPACA requires insurers to submit to HHS and state regulators justifications for “unreasonable” rate increases and mandates these justifications be publicly disclosed.  Beginning September 1, 2011, any rate increase of 10% or more is subject to additional review for reasonableness by the state or, if the state lacks an adequate process, by HHS. Beginning in September 2012, state-specific guidelines will replace the 10% threshold in states with an adequate process as determined by HHS.  Further, by plan year 2014, PPACA provides for monitoring of all premium increases and requires plans with excessive rate increases to be excluded from the insurance exchanges created under PPACA. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

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

We conduct business in a heavily regulated industry and changes in legal requirements from recently enacted federal or state laws or regulations, court decisions, or government audits, investigations and proceedings could adversely affect our business and results of operations.

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

These or other changes could have a material adverse effect on our business operations and financial condition.  From time to time, states consider legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions, or otherwise materially adversely affect our business operations and financial condition.

PPACA represents significant change across the health care industry. PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through a combination of public program expansion and private sector health insurance reforms. In order to expand coverage, PPACA, as enacted, requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full-time employees offer affordable insurance to employees or pay an assessment.  In addition, PPACA requires greater federal involvement in the regulation of health plans.  For example, PPACA prohibits the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. Further, PPACA requires HHS to award loans and grants to new non-profit entities that will offer qualified health plans. PPACA also requires states to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level. In addition, PPACA may lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities.

Many of these provisions of PPACA do not become effective until 2014.  Other provisions of PPACA are more immediate in nature and have already taken effect. For example, PPACA currently bans lifetime limits on essential health benefits and the rescission of health care coverage absent fraud or intentional misrepresentation and imposes new benefit mandates including requiring preventative services and the provision of immunizations without member cost-sharing.  PPACA also expands dependent coverage to include children up to age 26 and mandates minimum medical loss ratios for health plans (as calculated under the definitions in PPACA and related regulations), such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums.  States may request waivers to the medical loss ratio requirements for the individual market, if the state insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the medical loss ratio requirements are applied.  HHS has approved waivers, which result in a temporary alteration to the medical loss ratio requirements, in four states in which we do business.  The waivers, which allow for a more gradual phase-in of the minimum medical loss ratio requirement for the individual market, are expected to have a diminished effect in future years.

Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Some federal courts have upheld the constitutionality of PPACA or dismissed challenges to its constitutionality on procedural grounds.  Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found PPACA void in its entirety or left the remainder of the law intact. On November 14, 2011, the U.S. Supreme Court announced that it will hear challenges to PPACA and its decision is expected to be issued in 2012.  It is unclear how these challenges to the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.  For example, should the requirement that individuals maintain health insurance coverage ultimately be deemed unconstitutional but the prohibition on health plans excluding coverage due to pre-existing conditions be maintained, our business could be adversely affected.

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

We may be adversely affected by guaranty fund assessments under state insurance guaranty association law.

We operate in a regulatory environment that may require us to participate in assessments under state insurance guaranty association laws. Life and health guaranty associations were created to protect state residents who are policyholders and beneficiaries of policies issued by a life or health insurance company which subsequently becomes insolvent. All insurance companies (with limited exceptions) licensed to write life and health insurance or annuities in a state with a life and health insurance guaranty association are required to be members. If a member insurance company becomes insolvent, the state guaranty associations continue the coverage and pay the claims under the insolvent insurer’s policies and are entitled to the ongoing insurance premiums for those policies.

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

The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid.  State budget deficits could lead to changes in eligibility, coverage or other program changes in efforts to reduce Medicaid funding.  MIPPA reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period. PPACA imposes additional cuts to the Medicare Advantage program of approximately $145 billion from 2010 to 2019 and subjects plans to fee adjustments based on whether the plans meet service benchmarks and their quality rankings.  Pursuant to the Budget Control Act of 2011 (the “BCA”) a bipartisan joint congressional committee was created to identify deficit reductions of at least $1.2 trillion by November 13, 2011.  Because the committee failed to meet this deadline, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage across all Medicare programs.  We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.

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

In order to qualify for auto-assigned enrollment of low income members, our Medicare prescription drug plan bids must result in an enrollee premium below a low income regional benchmark, which is calculated by CMS after all regional bids are submitted. If the enrollee premium is not below the low income regional benchmark, we may lose existing auto-assigned members and will not receive additional auto-assigned members in the affected regions.  Our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. If these assumptions are significantly incorrect as a result of unforeseen changes to the Medicare program, or competitors actions, our business and result of operations could be materially and adversely affected.

The laws and regulations governing participation in Medicare and Medicaid programs are complex and subject to interpretation.  If we fail to comply with these laws and regulations we could be subject to criminal fines, civil penalties or sanctions.  In connection with our participation in Medicare and Medicaid programs, we contract with various third parties to perform member related services.  Although our contracts with third parties require their compliance with such laws and regulations, which we in turn monitor, we could have liability for or suffer penalties due to the noncompliance of such third parties.  Any fines, penalties or sanctions imposed on us as a result of noncompliance by us or the third parties with whom we contract could affect our ability to participate in Medicare and Medicaid programs and have a material adverse effect on our business and results of operations.  In addition, legislative or regulatory changes to the Medicare and Medicaid programs in which we participate could have a material adverse effect on our business and results of operations.

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

Our growth strategy is dependent in part upon our ability to acquire additional managed care businesses, enter into new markets and successfully integrate those businesses into our operations.

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

In addition, part of our growth strategy is to enter into new markets through the successful procurements of state contracts, such as our successful bid in the Commonwealth of Kentucky during 2011. Expansion into new markets is subject to risks, including, but not limited to, our ability to establish new networks, and accurately estimate medical cost without prior experience. We cannot provide assurance that we will be able to manage these risks and successfully establish a presence in any new market.

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

We operate in a highly competitive environment that may affect our ability to attract new members and increase premium rates. We compete with other health plans for members. We believe the principal factors influencing the choice among health care options are:

•	price of benefits offered, and cost and risk of alternatives such as self-insurance;
•	location and choice of health care providers;
•	quality of customer service;
•	comprehensiveness of coverage offered;
•	reputation for quality care;
•	financial stability of the plan; and
•	diversity of product offerings.

We compete with other managed care companies that may have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources. We also may face increased rate competition from certain Blue Cross plan competitors that might be required by state regulation to reduce capital surpluses that may be deemed excessive. In addition, by 2014, PPACA, as enacted, will significantly expand Medicaid and require states to establish a health insurance exchange which may affect competition among health plans.  We may also face additional competition from new non-profit entities that are eligible for loans and grants from HHS under PPACA.

The non-renewal or termination of our government contracts, unsuccessful bids for business with government agencies or the renewal of government contracts on less favorable terms could adversely affect our business, financial condition and results of operations.

Our contracts with state government programs are subject to renewal, termination and competitive bidding procedures.  In particular, the contract between our HealthCare USA subsidiary and the Missouri Medicaid program, MO HealthNet, is subject to two successive one-year extensions running through June 30, 2012, if MO HealthNet so elects.  MO HealthNet did elect to continue our second one-year extension which runs from July 1, 2011 through June 30, 2012.  Additionally, in November 2011, MO HealthNet issued a request for proposal for the award of Medicaid contracts covering the period of July 2012 through June 2013 with options to renew for two additional years.  On February 17, 2012, MO HealthNet awarded a Medicaid contract to HealthCare USA through June 30, 2013.

Additionally, the contract between our CoventryCares of Kentucky (Coventry Health & Life Insurance Company) subsidiary and the Commonwealth of Kentucky Medicaid program, has an initial term of three years beginning on November 1, 2011.  The contract may be renewed at the completion of the initial contract period for four additional one-year periods upon mutual agreement.

On January 1, 2012 the Company completed its previously announced acquisition of Children’s Mercy’s Family Health Partners, a Medicaid health plan.  With this acquisition Coventry assumed a contract with the State of Kansas Medicaid program.  This contract runs through December 31, 2012.  The State of Kansas Medicaid program issued a request for proposal for the award of Medicaid contracts covering the period of January 1, 2013 through December 31, 2015 with options for renewal for two additional years.

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

Due to the medical loss ratio requirements imposed on our industry by PPACA, we must spend a certain percentage of every premium dollar on healthcare medical costs and quality improvement expense. HHS has issued final regulations implementing the medical loss ratio requirements that categorize agent and broker compensation as an administrative expense.  Accordingly, compensation paid to independent agents and brokers will not be categorized as a healthcare medical cost or quality improvement expense in determining whether we have met the medical loss ratio requirements.  As a result, we may need to change our commission schedules in order to operate successfully in this environment, and our ability to retain and maintain the allegiance of agents and brokers may be adversely affected.

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

Effective October 1, 2013, health plans are required by HHS to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis and procedure codes. Recently, CMS has indicated that it will postpone the October 1, 2013 deadline through the rulemaking process. Transition to the new ICD-10 system requires significant investment in information technology and software as well as personnel involved in the claims review and payment process. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays due to implementation issues involving our systems or the systems and implementation efforts of our business partners or our providers.  Disruptions or delays in ICD-10 implementation could interrupt our operations, damage our reputation and subject us to additional costs or fines and penalties due to delays in claims processing.

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

Compromises of our data security could adversely affect our results of operations.

We utilize information systems that provide critical services to both our employees and our customers.  Additionally, our business involves the storage and transmission of personal information, which may contain protected health information, as defined by HIPAA, related to our members, payment information and confidential business information. Incidents that affect the availability, reliability, speed, accuracy, security or other proper functioning of these systems or otherwise affect the privacy and security of confidential information we store and transmit could have a significant affect on our results of operations.

Any intentional or inadvertent access to our computer system could result in misappropriation of personal information, payment information or confidential business information. An employee, contractor or other third party could possibly circumvent our security measures and could purposefully or inadvertently cause a breach of confidential information. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of security threats.  Increased types of threats may cause us to incur increasing costs, including costs to deploy additional personnel, purchase and install protection technologies, train employees, and engage third party specialists.  Any compromise of our data, including system failure, security breach, disruption by malware, loss of personal, business or other confidential information, or other damage to our system, could disrupt or delay our operations, damage our reputation and customer confidence, cause a loss of customers, and subject us to additional costs and liabilities.

We have implemented measures and taken steps designed to prevent security breaches, secure our computer systems, and protect the privacy and security of confidential information we store and transmit.  These measures include protecting our information systems through physical and software safeguards as well as backup systems considered appropriate by management. Further, we have implemented network firewalls, access technology, encryption, and intrusion detection and prevention devices to provide security for processing, transmission and storage of confidential information. However, it is not possible to predict every potential circumstance or security risk that may arise, and there can be no assurance that we will not suffer a data compromise or that our security measures will be effective.

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

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity as supported by data provided by health care providers.  As required under the risk-adjustment methodology, we collect, claim, diagnosis and encounter data from providers, who are generally relied upon to appropriately code the claim submissions and document their medical records. CMS then determines the risk score and payment amount based on the health care data submitted and member demographic information.

CMS periodically performs RADV audits and may seek return of premium payments made to our Company if risk adjustment factors are not properly supported by medical record data.  Beginning with the 2007 contract year, CMS instituted RADV audits of select Medicare Advantage health plans to validate coding practices and supporting medical record documentation maintained by the health care providers. We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology. Certain of the Company’s health plans have been selected for audit. Although we maintain reserves for our exposure to the RADV audits for the CMS contract years 2007 through 2011, that we deem to be appropriate, actual results could differ materially from those estimates.  Accordingly, CMS RADV audit results could have an adverse effect on our financial position, results of operations and cash flows.

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

We describe certain litigation to which we are or have been a party in Note M, Commitments and Contingencies, to the consolidated financial statements.  In addition, plaintiffs continue to bring new types of legal claims against managed care companies. Recent court decisions and legislative activity increase our exposure to these types of claims. In some cases, plaintiffs may seek class action status and substantial economic, non-economic or punitive damages. The loss of even one of these claims, if it resulted in a significant damage award, could have an adverse effect on our financial condition or results of operations. In the event a plaintiff was to obtain a significant damage award it may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their effect may be on the managed care industry in general or on us in particular.

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

Our ability to service our indebtedness will depend on our ability to generate cash in the future. Our ability to generate the cash necessary to service our indebtedness is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, we could be more vulnerable to economic downturns, adverse industry conditions and competitive pressures as a result of our indebtedness. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness or that we will be able to refinance our indebtedness on commercially reasonable terms.

Our ability to receive cash from our regulated subsidiaries is dependent on a number of factors.

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

Our certificate of incorporation, our bylaws and Delaware law could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable.

Provisions in our certificate of incorporation, our bylaws and Delaware law may delay, discourage or prevent a merger, acquisition or change in control involving our Company that our stockholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

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

These provisions of our certificate of incorporation, our bylaws and Delaware law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Our results of operations and stockholders’ equity could be materially adversely affected if we have an impairment of our intangible assets.

Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets, as described in Note A, Organization and Summary of Significant Accounting Policies, and Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements.  In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units.  Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders’ equity in the period in which the impairment occurs.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2011, we leased approximately 66,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,946,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 2.4% is subleased. Our leases expire at various dates from 2012 through 2022. We also own eight buildings throughout the country with approximately 643,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 3.5% is subleased. We believe that our facilities are adequate for our operations.

Item 3: Legal Proceedings

See Legal Proceedings in Note M, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.

Item 4: Mine Safety Disclosures

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

	2011		2010
	High	Low	High	Low
First Quarter	$32.71	$26.45	$27.27	$21.82
Second Quarter	36.99	29.75	25.53	17.59
Third Quarter	37.86	26.17	22.14	16.61
Fourth Quarter	33.56	25.78	27.44	20.35

On January 31, 2012, we had approximately 540 stockholders of record, not including beneficial owners of shares held in nominee name.  On January 31, 2012, our closing price was $30.07.

We have not paid any cash dividends on our common stock and expect for the near future to retain all of our earnings to finance the development of our business, repurchase our common stock or pay down our debt.  Our ability to pay dividends is limited by insurance regulations applicable to our subsidiaries.  Subject to the terms of such insurance regulations, any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial position, capital requirements and other relevant factors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved a program to repurchase our outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. For additional share repurchases information see Note Q, Share Repurchase Program, to the consolidated financial statements, which is incorporated herein by reference.

The following table shows our purchases of our common shares during the quarter ended December 31, 2011 (tabular information in thousands, except average price per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)
October 1-31, 2011	6	$28.64	-	5,258
November 1-30, 2011	855	$29.92	843	18,844
December 1-31, 2011	2,373	$31.57	2,370	16,474
Totals	3,234	$31.13	3,213	16,474

(1)	Includes approximately 21,000 shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.
(2)
These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.  The Company’s Board of Directors approved increases in November 2011 and March 2011 to the share repurchase program in amounts equal to 10% and 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 14.4 million and 7.5 million shares, respectively.

Item 6: Selected Financial Data
(in thousands, except per share and membership data)

	December 31,
	2011	2010	2009	2008	2007
Operations Statement Data (1, 2)
Operating revenues	$12,186,683	$11,587,916	$13,903,526	$11,734,227	$9,694,176
Operating earnings	868,130	689,285	501,951	585,529	901,328
Earnings before income taxes	858,101	686,534	504,554	571,861	963,212
Income from continuing operations	543,105	438,616	315,334	362,000	605,444
(Loss) income from discontinued operations, net of tax	-	-	(73,033)	19,895	20,650
Net earnings	543,105	438,616	242,301	381,895	626,094
Basic earnings per share from continuing operations	3.75	3.00	2.15	2.43	3.91
Basic (loss) earnings per share from discontinued operations	-	-	(0.50)	0.13	0.13
Total basic earnings per share	3.75	3.00	1.65	2.56	4.04
Diluted earnings per share from continuing operations	3.70	2.97	2.14	2.41	3.85
Diluted (loss) earnings per share from discontinued operations	-	-	(0.50)	0.13	0.13
Total diluted earnings per share	3.70	2.97	1.64	2.54	3.98
Dividends declared per share	-	-	-	-	-

Balance Sheet Data (1, 2)
Cash and investments	$4,330,517	$4,055,443	$3,855,647	$3,171,121	$2,859,237
Total assets	8,813,532	8,495,585	8,166,532	7,727,398	7,158,791
Total medical liabilities	1,308,507	1,237,690	1,605,407	1,446,391	1,161,963
Other long-term liabilities	365,686	414,025	456,518	368,482	445,470
Total debt	1,818,603	1,599,396	1,599,027	1,902,472	1,662,021
Stockholders' equity	4,510,991	4,199,166	3,712,554	3,430,669	3,301,479

Operating Data (1, 2)
Medical loss ratio	82.1%	79.4%	85.4%	84.0%	79.6%
Operating earnings ratio	7.1%	5.9%	3.6%	5.0%	9.3%
Administrative expense ratio	16.5%	16.9%	15.5%	16.5%	17.0%
Basic weighted average shares outstanding	144,775	146,169	146,652	148,893	154,884
Diluted weighted average shares outstanding	146,741	147,579	147,395	150,208	157,357
Total risk membership	3,692,000	3,961,000	4,020,000	3,281,000	3,140,000
Total non-risk membership	1,073,000	1,157,000	1,249,000	1,347,000	1,533,000

(1)
Balance Sheet Data includes acquisition balances as of December 31 of the year of acquisition. Operating data includes results of operations of acquisitions from the date of the respective acquisition.  See the notes to the consolidated financial statements for information about our acquisitions.

(2)
Unless noted as discontinued operations, Operating Data excludes First Health Services Corporation (“FHSC”) operating results for each year presented due to the sale of this business in July 2009.  Balance Sheet Data does not exclude FHSC balances for 2008 and prior periods as such amounts are immaterial.  See Note D, Discontinued Operations, to the consolidated financial statements for additional information about our discontinued operations presentation.

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

This Item 7 contains forward-looking statements as described in Part I.  These forward-looking statements involve risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of this Form 10-K.  The organization of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

•	Executive-Level Overview
•	Critical Accounting Policies
•	New Accounting Standards
•	Acquisitions
•	Membership
•	Results of Continuing Operations
•	Liquidity and Capital Resources
•	Other Disclosures

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

Summary of 2011 Performance

•	Implemented a Medicaid contract with the Commonwealth of Kentucky effective November 1, 2011.
• Providing services to approximately 221,000 new members at year-end.
•	Revenues from operations increased 5.2% from the prior year.
•	Medicare Part D membership decreased by 485,000 members due to a loss of auto assign regions and a reduction in the 2011 product offerings.
•	Cash flow from operations of $401.2 million.
•	Debt to capital ratio of 28.7%, an increase of 1.1% from the prior year.
•	Operating earnings as a percentage of revenues were 7.1%, compared to 5.9% in the prior year.
•	Diluted earnings per share (“EPS”) from continuing operations of $3.70, an increase of 24.6% from 2010 diluted EPS from continuing operations.
•	Repurchased 10.7 million shares for $327.7 million during the year.

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

We maintain provider networks that furnish health care services through contractual arrangements with physicians, hospitals and other health care providers. Prescription drug benefits are provided through a formulary comprised of an extensive list of drugs. Drug prices are negotiated at discounted rates through a national pharmacy benefit manager.  Drug costs for our risk products are included in medical costs.

We have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premiums to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some professional or other capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we will be required to perform such obligations. Consequently, we may have to incur costs in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 8.2% of our total medical costs for the year ended December 31, 2011.

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care provided to our members by our network providers. We collect utilization data in each of our markets that we use to analyze over-utilization or under-utilization of services and assist our health plans in arranging for appropriate care for their members and improving patient outcomes in a cost efficient manner. Medical directors also monitor the utilization of diagnostic services. Each health plan collects data showing each physician’s utilization profile for diagnostic tests, specialty referrals and hospitalization and presents such data to the health plan’s physicians. The medical directors monitor these results in an effort to ensure the use of medically appropriate, cost-effective services.

We incur cost of sales expense for prescription drugs provided by our workers’ compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers.  These costs are associated with fee-based products.

Our selling, general and administrative expenses consist primarily of salaries and related costs for personnel involved in the administration of services we offer as well as commissions paid to brokers and agents who assist in the sale of our products.  To a lesser extent, our selling, general and administrative expenses include other administrative and facility costs needed to provide these administrative services.  We operate regional service centers that perform claims processing, premium billing and collection, enrollment and customer service functions.  Our regional service centers enable us to take advantage of economies of scale, implement standardized management practices and capitalize on the benefits of our integrated information technology systems.

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

As of December 31, 2011, we maintained allowances for retroactive billing adjustments of approximately $19.7 million, compared with approximately $25.8 million at December 31, 2010. We also maintained allowances for doubtful accounts of approximately $4.7 million and $7.1 million as of December 31, 2011 and 2010, respectively.  The decrease from the prior year is due to fewer members in 2011. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for older receivables.

We receive premium payments from the Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for our Medicare membership to provide healthcare benefits to our Medicare members.  Premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Membership and category eligibility are periodically reconciled with CMS and can result in adjustments to revenue. CMS uses a risk adjustment model that incorporates the use of hierarchical condition category (“HCC”) codes to determine premium payments to health plans.  We estimate risk adjustment revenues based on the individual member diagnosis data (risk scores) submitted to CMS.  Changes in revenue from CMS resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

CMS periodically performs audits and may seek return of premium payments made to us if risk adjustment factors are not properly supported by underlying medical record data.  We estimate and record reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of HCC revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology. Certain of the Company’s health plans may be selected for audit. Although we maintain reserves for our exposure to the risk adjustment data validation (“RADV”) audits, actual results could differ materially from those estimates.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”). These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM, which performs periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefit payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments for both our managed care contracts and our experience rated plans based on appropriate guidelines and historical results.  Any differences between actual results and estimates are recorded in the year the audits are finalized.

Effective in 2011, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), commercial health plans with medical loss ratios (“MLRs”) on fully insured products are required to issue rebates to policyholders if the actual loss ratio falls below the target. The mandated minimum MLR targets for health plans (as calculated under the definitions in PPACA and related regulations), such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, are set at 85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions.  The potential for and size of the rebates are measured by regulated subsidiary, state and market segment (individual, small group and large group).  Accordingly, in the current year, we have recorded a rebate estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet and as contra-revenue in “managed care premiums” in the accompanying statements of operations.  We estimate the rebate liability based on judgments and estimated information, including utilization, unit cost trends, quality improvement costs, and product pricing, features and benefits.  If actual experience varies from our estimates or future regulatory guidance differs from our current judgments, the actual rebate liability could differ from our estimates.

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

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands).

	2011	2010	2009
Medical liabilities, beginning of year	$1,237,690	$1,605,407	$1,446,391

Acquisitions (1)	-	71,548	-

Reported Medical Costs
Current year	9,163,009	8,507,460	11,049,227
Prior year development	(121,607)	(241,513)	(189,833)
Total reported medical costs	9,041,402	8,265,947	10,859,394

Claim Payments
Payments for current year	7,953,744	7,491,891	9,598,222
Payments for prior year	989,783	1,185,476	1,123,131
Total claim payments	8,943,527	8,677,367	10,721,353

Change in Part D Related Subsidy Liabilities	(27,058)	(27,845)	20,975

Medical liabilities, end of year	$1,308,507	$1,237,690	$1,605,407

Supplemental Information:

Prior year development (2)	1.5%	2.2%	2.1%
Current year paid percent (3)	86.8%	88.1%	86.9%

(1)	Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3)	Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2011 prior year development relates almost entirely to claims incurred in calendar year 2010.

The significant favorable / (unfavorable) factors driving the overall favorable prior year development for 2011 include:

●	Lower than anticipated medical cost increases of $64.7 million.
●	Lower than anticipated large claim liabilities of $27.6 million.
●	Lower than anticipated other specific case liabilities of $21.9 million.
●	Higher than expected completion factors of $10.9 million.
●	Higher than expected inpatient hospital utilization of ($6.2) million.

Prior year development experienced in 2011 was less favorable compared to amounts experienced in 2010. The lower 2011 favorable development is primarily due to the non-renewal of the Medicare PFFS product.  The Medicare PFFS product experienced favorable reserve development during 2010 which was not experienced in the current year.  This resulted in a $95.8 million reduction in favorable restatements when compared to 2010.

The change in Medicare Part D related subsidy liabilities identified in the table above represents subsidy amounts received from CMS for reinsurance, coverage gap and for cost sharing related to low income individuals. These subsidies are recorded in medical liabilities and we do not recognize premium revenue or claims expense for these subsidies.

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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2011 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor

(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Days	Increase (Decrease) in Unpaid Claims Liabilities
1.0%	$(56,063)	(4.0%)	$(77,093)	(3.0%)	$(8,041)
0.7%	$(37,688)	(2.5%)	$(48,183)	(2.0%)	$(5,361)
0.3%	$(18,627)	(1.0%)	$(19,273)	(1.0%)	$(2,680)
(0.3%)	$18,752	1.0%	$19,273	1.0%	$2,680
(0.7%)	$38,206	2.5%	$48,183	2.0%	$5,361
(1.0%)	$57,217	4.0%	$77,093	3.0%	$8,041

We also establish reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts.

A regular element of our unpaid medical claim liability estimation process is the examination of actual results and, if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2011 by choosing factors that reflect more recent experience.

We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2011. However, actual claim payments and other items may differ from established estimates.

Investments

We account for investments in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments – Debt and Equity Securities.” We invest primarily in fixed income securities and classify all of our investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, we consider all available evidence relating to the realizable value of a security. This evidence includes, but is not limited to, the following:

●	the length of time and the extent to which the fair value has been less than the amortized cost basis;
●	adverse conditions specifically related to the security, an industry or geographic area;
●	the historical and implied volatility of the fair value of the security;
●	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
●	failure of the issuer of the security to make scheduled interest or principal payments;
●	any changes to the rating of the security by a rating agency;
●	recoveries or additional declines in fair value subsequent to the balance sheet date; and
●	if we have decided to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost.

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

We use prices from independent pricing services and, when necessary, indicative (non-binding) quotes from independent brokers to measure the fair value of our investment securities.  We utilize multiple independent pricing services and brokers to obtain fair values; however, we generally obtain one price/quote for each individual security.

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

Generally, we do not adjust prices received from pricing services or brokers unless it is evident from our verification procedures the fair value measurement is not consistent with ASC Topic 820, “Fair Value Measurements and Disclosures.” Based upon our internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, we have concluded that the fair values provided by pricing services and brokers are consistent with the guidance in ASC Topic 820.

The following table includes only our investments in an unrealized loss position at December 31, 2011.  For these investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$-	$-	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	-	-	4,932	(4)
Government-sponsored enterprise securities	12,495	(11)	-	-	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	350,294	(10,178)	-	-	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements.  We do not intend to sell and it is not more-likely-than-not that we will be required to sell before a recovery of the amortized cost basis of these securities.

Our municipal bond investments remain at an investment grade status based on their own merits (excluding monoline insurers).  Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $244.9 million of our $1,032.9 million total state and municipal bond holdings are insured through a monoline insurer.  For our mortgage-backed and asset-backed securities, our holdings remain at investment grade with AA+ and AAA ratings, respectively. We participate in only the higher level investment tranches.  For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is subject to an annual assessment and periodic assessments if other indicators are present for impairment by applying a fair-value-based test. We performed a goodwill impairment analysis, at the reporting unit level, as of October 1, our annual impairment test date.  However, each year we could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment.  Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, regulatory actions (such as health care reform) that may affect operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

As of October 1, 2011 our market capitalization was below our book value.  We concluded that this did not affect the overall goodwill impairment analysis, as we believe our suppressed market capitalization to be primarily attributed to negative economic conditions and the enactment of health care reform.  We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and managed care industry events.  Any impairment charges that may result will be recorded in the period in which the impairment is identified.

We reconcile the aggregate fair value of our reporting units to our market capitalization, the difference of which is generally referred to as an implied control premium. We then collect data on historical control premiums that resulted from business combinations of entities of a similar size and/or within our industry and concluded that our implied control premium was reasonable.  Additionally, the excess of fair value over the carrying value for our reporting units ranged from 17% to 96%.  While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur.  Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected.

See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets, which is incorporated herein by reference.

Other Intangible Assets

In accordance with ASC Topic 350-30, “General Intangibles Other than Goodwill,” we test intangible assets not subject to amortization for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have chosen October 1 as our annual impairment testing date.  Our only intangible asset that is not subject to amortization is a trade name which we determined was not impaired based on the result of the October 1, 2011 analysis.

Also in accordance with ASC Topic 350-30 we review intangible assets that are subject to amortization for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  In 2011, we did not incur an impairment charge related to our other intangible assets.  Our intangible assets that are subject to amortization consist of our customer lists, licenses, and provider networks.

See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets, which is incorporated herein by reference.

Stock-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC Topic 718, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates.  In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note I, Stock-Based Compensation, to the consolidated financial statements for additional information on stock-based compensation, which is incorporated herein by reference.

New Accounting Standards

See Note A, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements for information and disclosures related to new accounting standards, which is incorporated herein by reference.

Acquisitions

See Note C, Acquisitions, to the consolidated financial statements for information and disclosures related to acquisitions, which is incorporated herein by reference.

Membership

The following table presents our membership as of December 31, 2011 and 2010 (in thousands).

	As of December 31,		Increase
Membership by Product	2011	2010	(Decrease)
Health Plan Commercial Risk	1,635	1,641	(6)
Health Plan Commercial ASO	700	698	2
Medicare Advantage CCP	222	224	(2)
Medicaid Risk	692	468	224
Health Plan Total	3,249	3,031	218

Other National ASO	373	459	(86)
Total Medical Membership	3,622	3,490	132

Medicare Part D	1,143	1,628	(485)

Total Membership	4,765	5,118	(353)

Total Health Plan membership increased 218,000 compared to December 31, 2010, primarily due to the new contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program, effective in the fourth quarter of 2011.  Other National ASO membership decreased 86,000 primarily due to a decline of our FEHBP membership. The decrease in Medicare Part D membership of 485,000 was a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.

Results of Continuing Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for each of the three years in the period ended December 31, 2011 (in thousands, except diluted earnings per share amounts).  For additional financial information, see the consolidated financial statements and the accompanying notes, which is incorporated herein by reference.

			Increase			Increase
Continuing Operations	2011	2010	(Decrease)	2010	2009	(Decrease)

Total operating revenues	$12,186,683	$11,587,916	5.2%	$11,587,916	$13,903,526	(16.7%)
Operating earnings	$868,130	$689,285	25.9%	$689,285	$501,951	37.3%
Operating earnings as a % of revenue	7.1%	5.9%	1.2%	5.9%	3.6%	2.3%
Income from continuing operations	$543,105	$438,616	23.8%	$438,616	$315,334	39.1%
Diluted earnings per share	$3.70	$2.97	24.6%	$2.97	$2.14	38.8%
Selling, general and administrative as a percentage of revenue	16.5%	16.9%	(0.4%)	16.9%	15.5%	1.4%

Comparison of 2011 to 2010

Managed Care Premiums

Managed care premium revenue increased from the prior year primarily as a result of the acquisition of MHP, Inc. (“MHP”) in the fourth quarter of 2010.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month.  The increase was also attributed to Medicaid Risk revenue due to new markets entered during August 2010 in the State of Nebraska and the launch of the new Kentucky Medicaid contract, effective November 1, 2011.  These increases were partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the aforementioned loss of auto assign regions and reduction in product offerings. The increases mentioned above were also partially offset by an accrual for the minimum medical loss ratio rebate for our Commercial business required by PPACA.

Medical Costs and Cost of Sales

Medical costs increased from the prior year primarily as a result of the acquisition of MHP, new Medicaid Risk markets entered during 2010 and 2011, and organic membership growth and medical trends.  This was partially offset by the decrease in Medicare Part D membership, as noted above.  The overall total medical costs as a percentage of premium revenue, MLR, increased 2.7% over the prior year to 82.1% from 79.4%.  The increase is primarily as a result of the minimum MLR mandates previously described as well as the MLR increases during the current year for the Medicare Advantage and Medicaid products, as described in the segment results of operations discussion that follows.  The MLR increase was partially offset by a lower MLR during the current year for the Medicare Part D MLR as a result of improved performance in our basic benefit product in 2011.

Cost of sales increased due to continued growth of our pharmacy benefit management program in the Workers’ Compensation division.

Selling, General and Administrative and Provider Class Action

Selling, general and administrative expense increased primarily due to the addition of normal operating costs associated with MHP including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also due to start-up costs associated with the implementation of the Kentucky Medicaid contract and increased marketing expenses associated with the rollout of expanded Medicare products for 2012.  The increase is partially offset by lower legal fees in the current year as the prior year included incremental legal fees related to the provider class action in Louisiana that were not incurred in 2011.  Selling, general and administrative expense as a percentage of operating revenues decreased as a result of the growth in operating revenues in the current year.

During the second quarter of 2010, a $278.0 million charge for a provider class action was recorded resulting from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, we recorded a non-recurring pre-tax adjustment to earnings of $159.3 million in the second quarter of 2011. For additional information regarding the provider class action, refer to Note M, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.

Depreciation and Amortization

Depreciation and amortization expense was lower during the current year primarily due to certain assets becoming fully depreciated.

Interest Expense and Other Income, Net

Interest expense increased due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 (the “2021 Notes”) in the second quarter of 2011. This increase was partially offset by reduced interest expense on our revolving credit facility due to the repayment of the outstanding balance in the second quarter of 2011.

Other income, net increased as income in the current year included more realized gains on the sales of investments compared to 2010.

Income Taxes

The provision for income taxes increased from the prior year due to an increase in earnings.  The effective tax rate on continuing operations increased to 36.7% as compared to 36.1% for the prior year due primarily to the proportion of our earnings in states with higher tax rates and by compliance with new health care reform regulations.

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

Managed Care Premiums

Managed care premium revenue decreased as a result of our exit from the Medicare PFFS product line.  This exit accounted for a decline of $2.9 billion in revenue in 2010.  Partially offsetting this decrease was an increase in revenue as a result of the acquisitions of Preferred Health Systems, Inc. (“PHS”) and MHP in 2010, an increase in revenue from Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) due to an increase in membership, and an increase in Medicare Part D revenue due to a slightly higher premium yield in 2010.

Medical Costs and Cost of Sales

Medical costs decreased primarily as a result of not renewing our Medicare PFFS product.  Partially offsetting this decrease was an increase in medical costs as a result of the acquisitions of PHS and MHP in 2010.  Total MLR decreased 6.0% over the prior year to 79.4% from 85.4% as a result of the change in the mix of business resulting from the non-renewal of the Medicare PFFS product, which had a higher MLR of 92.0%.  Additionally, we experienced lower than expected medical trend levels in 2010 which resulted in improved MLR percentages in all lines of business.

Cost of sales increased due to the growth of our pharmacy benefit management program in the Workers’ Compensation Division.

Selling, General and Administrative and Provider Class Action

Selling, general and administrative expense decreased primarily due to lower salaries and benefits costs as well as decreased broker commissions. The salaries and benefits costs decrease resulted from a reduction in the number of full-time employees associated with the non-renewal of the Medicare PFFS product and continued general headcount reductions.  Additionally, salaries and benefits declined as a result of executive severance accruals that occurred during the prior year that did not occur in the current year.  Broker commissions decreased primarily as a result of the non-renewal of the Medicare PFFS product.  Although lower in absolute terms, selling, general and administrative expense as a percentage of operating revenues increased as a result of the large decrease in operating revenues in the current year associated with the non-renewal of the Medicare PFFS product which had a high premium rate and a low relative expense level.

During the second quarter of 2010, a $278.0 million charge for a provider class action was recorded resulting from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. For additional information regarding the provider class action, refer to Note M, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.

Depreciation and Amortization

Depreciation and amortization expense was lower primarily due to the prior year including a write down in value of certain long-lived assets as well as certain assets becoming fully depreciated.  In 2009, an impairment charge to the customer list balances was recorded as a result of lower than expected customer retention levels in the Health Plan and Medical Services operating segment and the Specialized Managed Care operating segment.

Interest Expense and Other Income, Net

Interest expense decreased due to the lower average debt balance outstanding compared to the prior year.

Other income, net was lower as the prior year included a gain on the repayment of outstanding debt.

Income Taxes

The provision for income taxes increased due to the increase in earnings.  The effective tax rate on continuing operations decreased to 36.1% as compared to 37.5% for the prior year due primarily to the proportion of our earnings in states with lower tax rates.

Segment Results from Continuing Operations

The Company’s segment results are as follows.

Continuing Operations	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2011	2010	(Decrease)	2010	2009	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$6,009,848	$5,540,470	$469,378	$5,540,470	$5,174,772	$365,698
Commercial Management Services	302,522	327,084	(24,562)	327,084	346,042	(18,958)
Medicare Advantage	2,382,330	2,114,205	268,125	2,114,205	4,901,918	(2,787,713)
Medicaid Risk	1,381,706	1,133,353	248,353	1,133,353	1,066,231	67,122
Health Plan and Medical Services	10,076,406	9,115,112	961,294	9,115,112	11,488,963	(2,373,851)
Medicare Part D	1,226,734	1,604,198	(377,464)	1,604,198	1,545,858	58,340
Other Premiums	105,597	100,130	5,467	100,130	94,562	5,568
Other Management Services	95,923	101,017	(5,094)	101,017	93,079	7,938
Specialized Managed Care	1,428,254	1,805,345	(377,091)	1,805,345	1,733,499	71,846
Workers’ Compensation	783,784	755,055	28,729	755,055	757,105	(2,050)
Other/Eliminations	(101,761)	(87,596)	(14,165)	(87,596)	(76,041)	(11,555)
Total Operating Revenues	$12,186,683	$11,587,916	$598,767	$11,587,916	$13,903,526	$(2,315,610)

Gross Margin (in thousands)

Health Plan and Medical Services	$2,005,613	$2,180,210	$(174,597)	$2,180,210	$1,957,265	$222,945
Specialized Managed Care	366,379	396,584	(30,205)	396,584	339,861	56,723
Workers’ Compensation	500,240	503,003	(2,763)	503,003	516,277	(13,274)
Other/Eliminations	(10,495)	(9,880)	(615)	(9,880)	(10,099)	219
Total	$2,861,737	$3,069,917	$(208,180)	$3,069,917	$2,803,304	$266,613

Revenue and Medical Cost Statistics

Managed Care Premium Yields (PMPM):
Health plan commercial risk (1)	$303.69	$298.62	1.7%	$298.62	$289.40	3.2%
Medicare Advantage risk (2)	$895.54	$876.67	2.2%	$876.67	$855.16	2.5%
Medicare Part D (3)	$92.41	$87.96	5.5%	$87.96	$84.40	4.2%
Medicaid risk	$228.85	$218.98	4.5%	$218.98	$229.94	(4.8%)
Medical Loss Ratios:
Health plan commercial risk	81.6%	78.4%	3.2%	78.4%	81.1%	(2.7%)
Medicare Advantage risk	82.9%	82.0%	0.9%	82.0%	89.9%	(7.9%)
Medicare Part D	81.7%	83.7%	(2.0%)	83.7%	85.7%	(2.0%)
Medicaid risk	89.4%	85.7%	3.7%	85.7%	87.6%	(1.9%)
Total	82.1%	79.4%	2.7%	79.4%	85.4%	(6.0%)
(1)	Includes the results for all commercial risk business including individual, small group and large group.
(2)	Excludes the Medicare PFFS product, which was not renewed effective January 1, 2010.
(3)	Revenue per member per month (“PMPM”) excludes the effect of CMS risk-share premium adjustments and revenue ceded to external parties.

Comparison of 2011 to 2010

Health Plan and Medical Services Division

Health Plan and Medical Services division revenue increased for its Commercial risk, Medicare Advantage and Medicaid risk products.  This increase in Commercial risk and Medicare Advantage is primarily due to the acquisition of MHP in October 2010.  The increase in Medicaid Risk revenue is due to entering new markets in August 2010 in the State of Nebraska and in November 2011 in the Commonwealth of Kentucky.  Partially offsetting this increase in revenue was a decrease in Commercial Management Services revenue due to a decline of our FEHBP membership.

There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.  The increase in Commercial Risk revenue was partially offset by the accruals for the minimum MLR rebates, discussed above.  Medicare Advantage revenues increased primarily due to the acquisition of MHP, as well as a general increase in premiums per member per month.  The increase in Medicaid Risk revenue is primarily due to the two new markets, previously described.  The Medicaid risk premiums per member per month increased as a result of a rate increase effective July 1, 2011, in Missouri, our largest Medicaid market, the implementation of the Kentucky contract which has a higher than average premium per member per month and due to a change in member mix in our Nebraska market.

The gross margin for this Division decreased for the year primarily due to lower favorable prior year medical cost development, the accrual for the minimum MLR rebate for our Commercial business and a decrease in the Medicare PFFS gross margin. The Medicare PFFS product was not renewed effective January 1, 2010.  The Medicare PFFS product experienced much more favorable incurred but not reported reserve development during 2010 which was not experienced in the current year.  These decreases were offset by growth due to the acquisition of MHP, as well as organic growth in existing markets.  The Commercial Risk MLR increased for the year primarily due to the accruals for the minimum MLR rebates as well as utilization beginning to return to normal levels.  The Medicare Advantage MLR and Medicaid MLR have increased for the year primarily due to utilization beginning to return to normal levels.  Additionally, the Medicaid MLR has increased for the year due to higher initial medical costs associated with the new Kentucky business.

Specialized Managed Care Division

Specialized Managed Care division revenue decreased for the year primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $88.80 in 2011 compared to $82.86 in 2010.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2011 increased to $92.41 compared to $87.96 in 2010, primarily due to pharmacy cost trends and the loss of the lower priced premium products.

When reviewing the premium yield for the Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk sharing amounts is useful to understand the results of the Part D business because of our expectation that the risk sharing revenue is insignificant on a full year basis.

The decrease in gross margin was driven primarily by the Medicare Part D membership losses.  This is partially offset by improved MLR on the Medicare Part D product and improved performance in our Mental Health products.  The Medicare Part D MLR was lower than the prior year as a result of improved performance in our basic benefit product in 2011.

Workers’ Compensation Division

Workers' Compensation division revenue increased for the year primarily due to the growth of our pharmacy benefit management program, which was partially offset by a decline in volume and rates in our network products.

Workers’ Compensation gross margin decreased slightly for the year primarily due to decline in volume and rates in our network products offset by increased volume in our pharmacy benefit management program.  The decrease was partially offset by the growth of our pharmacy benefit management program.

Comparison of 2010 to 2009

Health Plan and Medical Services Division

Health Plan and Medical Services Division revenue decreased primarily due to our exit from the Medicare PFFS product line which resulted in a decline of $2.9 billion.  Partially offsetting this decrease in revenue was an increase in revenue across each of our other risk products.  The increase in Commercial Risk revenue was due to the acquisitions of PHS and MHP in 2010.  There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases.

The increase in Medicare Advantage CCP revenue was attributable to the acquisition of MHP as well as the increase in organic membership associated with that product.  The Medicare Advantage premium per member per month increased in 2010 as a result of the exit from the Medicare PFFS product which had a lower premium rate than the Medicare Advantage CCP product.  The Medicare PFFS premium yield was lower than the Medicare Advantage CCP premium rate since Medicare PFFS typically did not include a pharmacy benefit. The increase in Medicaid revenue was attributable to commencing operations during 2010 in the Nebraska and Pennsylvania markets.  The Medicaid premium per member per month decreased in 2010 as a result of program benefit changes in Missouri, our largest Medicaid market.  Effective October 1, 2009, the pharmacy benefit was removed from the program and thus was no longer included in the Missouri Medicaid rate payment.

Gross margin increased primarily due to the improved medical loss ratios for the Health Plan Commercial Risk and Medicare Advantage CCP products. The Commercial Risk MLR decreased primarily due to the lower than expected utilization trends and more benign flu season than 2009. The Medicare Advantage CCP MLR decrease resulted from lower than expected utilization trends and demographic changes within the product.  Partially offsetting these increases in gross margin was a decrease in gross margin resulting from our exit from the Medicare PFFS product.

Specialized Managed Care Division

Specialized Managed Care Division revenue increased primarily due to an increase in Medicare Part D revenue which resulted from the higher membership volumes in the early portion of 2010.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium per member per month was $82.86 in 2010 compared to $80.98 in 2009.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premium per member per month for 2010 increased to $87.96 compared to $84.40 in 2009, primarily due to pharmacy cost trends.

The increase in gross margin was primarily driven by improved MLR for the Medicare Part D product in 2010 compared to 2009.  The improvement in MLR was primarily attributed to improved performance in our mainstream products which make up the majority of our Part D business.

Workers’ Compensation Division

Revenue in the Workers’ Compensation Division decreased slightly primarily due to a decline in volume in our network and clinical programs, partially offset by the growth of our pharmacy benefit management program.

Workers’ Compensation gross margin decreased due to declines in our network and clinical program volumes, which are higher margin products, partially offset by increases attributable to the growth of our pharmacy benefit management program which operates at a lower margin.

Liquidity and Capital Resources

Liquidity

The nature of a majority of our operations is such that cash receipts from premium revenues are typically received up to two months prior to the expected cash payment for related medical costs. Premium revenues are typically received at the beginning of the month in which they are earned, and the corresponding incurred medical expenses are paid in a future time period, typically 15 to 60 days after the date such medical services are rendered. The lag between premium receipts and claims payments creates positive cash flow and overall cash growth. As a result, we typically hold approximately one to two months of “float.” In addition, accumulated earnings provide further liquidity.

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA-” and an effective duration of 3.66 years as of December 31, 2011. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $74.0 million restricted under state regulations, increased $281.0 million to $4.3 billion at December 31, 2011 from $4.0 billion at December 31, 2010.

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

Cash Flows

Operating Activities

Net cash from operating activities for the year ended December 31, 2011 was an inflow as a result of net earnings generated by our normal operations during the period, net of adjustments to earnings, an increase in medical liabilities primarily due to the implementation of our Kentucky Medicaid contract and an increase in accounts payable and other accrued liabilities related to minimum MLR rebate accruals.  Offsetting these inflows is an increase in other receivables related to the timing of settlement of current year subsidy receivables for our Medicare business due from CMS that we expect to receive in 2012.  Additionally, offsetting these inflows was $150.5 million paid to settle the provider class action litigation in Louisiana.  For additional information regarding the provider class action matter, refer to Note M, Commitments and Contingencies, to the consolidated financials statements, which is incorporated herein by reference.

Our net cash from operating activities in 2011 increased $128.9 million from the corresponding 2010 period.  The increase was primarily a result of the unusually low cash flows in the prior year due to payments of medical claims liabilities associated with run out of the Medicare PFFS product.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  Partially offsetting these increased inflows are the increase in current year subsidy receivables for our Medicare Part D business due from CMS and $150.5 million paid to settle the provider class action litigation in Louisiana.

Our net cash from operating activities in 2010 was $609.6 million lower than the 2009 period as 2010 period reflected the medical claim payments associated with the Medicare PFFS product run out.  During 2009, we experienced large positive cash flows from operating activities primarily due to membership growth across the Medicare products.

Investing Activities

Capital expenditures in 2011 of approximately $62.1 million consisted primarily of computer hardware, software and related costs associated with the development and implementation of improved operational systems. Projected capital expenditures in 2012 of approximately $75 to $85 million consist primarily of computer hardware, software and other equipment.

Net cash from investing activities for the year ended December 31, 2011 was an outflow primarily due to a large amount of investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments.

Financing Activities

Net cash from financing activities was an outflow, primarily due to share repurchases during the year ended December 31, 2011 and the  repayment of the $380.0 million outstanding balance on the previous revolving credit facility, partially offset by the proceeds from the issuance of the 2021 Notes, net of discount and issuance costs.

Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, 10.7 million shares were purchased in 2011 at an aggregate cost of $327.7 million, no shares were repurchased in 2010 and 1.5 million shares were purchased in 2009 at an aggregate cost of $30.0 million.  As of December 31, 2011, the total remaining common shares we are authorized to repurchase under this program is 16.5 million.  Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program.

On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million. As of December 31, 2011, there were no amounts outstanding under this credit facility.  In January 2012, at maturity, we repaid the $233.9 million outstanding balance of our 5.875% Senior Notes.  For more information, refer to Note L, Debt, to the consolidated financial statements, which is incorporated herein by reference.

Health Plans

Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2011, we received $489.4 million in dividends from our regulated subsidiaries and we made $122.0 million in capital contributions to them.

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

        The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC.  Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes our statutory reserve information, as of December 31, 2011 and 2010 (in millions, except percentage data).

	2011	2010
	(unaudited)
Regulated capital and surplus	$1,903.1	$1,902.4
200% of RBC (1)	$697.9	$671.5
Excess capital and surplus above 200% of RBC (1)	$1,205.2	$1,230.9
Capital and surplus as percentage of RBC (1)	545%	567%
Statutory deposits	$74.0	$79.9

(1)	RBC amounts are not audited.

The decrease in capital and surplus for our regulated subsidiaries primarily resulted from dividends paid to the parent company partially offset by net earnings and capital contributions made by the parent company.

We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.4 billion and $1.1 billion at December 31, 2011 and 2010, respectively. The increase primarily resulted from the issuance of the 2021 Notes discussed previously, dividends received from our regulated subsidiaries, and earnings generated from our non-regulated entities.  This is partially offset by share repurchases, repayment of debt related to our revolving credit facility, a cash payment related to the provider class action litigation in Louisiana and capital contributions made by the parent company.

Other

As of December 31, 2011, we were contractually obligated to make the following payments during the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior notes	$1,821,080	$233,903	$375,097	$228,845	$983,235
Interest payable on senior notes	562,887	100,021	186,301	118,014	158,551
Operating leases	145,661	31,098	47,521	30,888	36,154
Total contractual obligations	2,529,628	365,022	608,919	377,747	1,177,940

Less sublease income	(3,666)	(1,496)	(1,203)	(891)	(76)
Net contractual obligations	$2,525,962	$363,526	$607,716	$376,856	$1,177,864

The table above does not reflect the timing of cash payments related to income taxes or legal contingencies.  For additional information related to our income taxes, operating leases and other contingencies refer to Note J, Income Taxes, and Note M, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.

On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million. As of December 31, 2011, there were no amounts outstanding under this credit facility. For additional information, refer to Note L, Debt, to the consolidated financial statements, which is incorporated herein by reference.

We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. We believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and, accordingly, have been excluded from the table above. As of December 31, 2011, we had $85.4 million of unrecognized tax benefits.  The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments.

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

The full effect of any current or future legislation provisions adopted at the state or federal level cannot be accurately predicted at this time.  See “Government Regulation” under Part I, Item 1, “Business,” for additional discussion of government regulation that affects our businesses.

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

2012 Outlook

Health Plan and Medical Services Division – We expect our Commercial Risk membership to decline slightly in 2012 as compared to our approximately 1.6 million members as of year-end 2011.  The forecasted Commercial MLR is expected to be in the range of 81.0% to 82.0%, consistent with the 2011 MLR of 81.6%.

For our Medicare Advantage CCP product, we anticipate growth of approximately 25,000 members in early 2012, as compared to year-end 2011.  We expect the 2012 Medicare Advantage MLR to be in the low to mid 80%s, consistent with the 2011 MLR of 82.9%.

For our Medicaid business, we are forecasting 2012 membership to be approximately 950,000, with an MLR of approximately 90%. The expected membership growth is primarily due to the Children’s Mercy’s Family Health Partners acquisition effective January 2012.  For additional information regarding the acquisition, see Note T, Subsequent Events, to the consolidated financial statement, which is incorporated herein by reference.

Specialized Managed Care Division – We anticipate membership in our Medicare Part D product to increase by nearly 300,000 members in early 2012, from 1.1 million members as of year-end 2011, with continued growth throughout 2012. This increase reflects the addition of eight auto assign regions as well as membership gains driven by an increase in product offerings from two in 2011 to three in 2012. Our MLR expectation for 2012 is in the low to mid 80%s.

Workers’ Compensation Division – We expect our Workers’ Compensation Division revenue, cost of sales and selling, general and administrative expense will decrease in 2012 driven by the loss of a customer account.   We expect the gross margin for this division to be down by 2% to 5% due to the account loss.

Other – We expect selling, general, and administrative expenses to be in a range of $2.13 billion to $2.16 billion.  We expect our effective tax rate will range from 36.7% to 37.3% for 2012.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Our Investment Policy and Guidelines generally do not permit the purchase of equity-type investments or fixed income securities that are below investment grade. Our investment guidelines include a permitted exception to allow for such investments if those investments are obtained through a business combination and, if in our best interest, such investments were not disposed within 90 days after acquisition. As described in the notes to the consolidated financial statements, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health Group Corporation (“FHGC”).  We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.

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

For debt securities, if we intend to either sell or determine that we will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings.  If we do not intend to sell the debt security and we determine that we will not more-likely-than-not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.  For more information concerning other-than-temporary impaired investments see Note G, Investments, to our consolidated financial statements in this Form 10-K, which is incorporated herein by reference.

Our investments at December 31, 2011 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2011	Cost	Value
Maturities:
Within 1 year	$315,362	$317,067
1 to 5 years	984,503	1,006,221
5 to 10 years	536,577	574,207
Over 10 years	797,061	832,704
Total	$2,633,503	2,730,199
Equity method investments (1)		21,315
Total short-term and long-term securities		$2,751,514

(1)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

Our projections of hypothetical net gains (losses) in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are presented below. The projections are based on a model, which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in interest rates of positive and negative 100 and 200 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. While we believe that the potential market rate change is reasonably possible, actual results may differ.

Increase (decrease) in fair value of portfolio
given an interest rate (decrease) increase of X basis points
As of December 31, 2011
(in thousands)
(200)	(100)	100	200
$146,145	$91,137	$(106,009)	$(209,455)

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2012

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,579,003	$1,853,988
Short-term investments	116,205	16,849
Accounts receivable, net of allowance of $4,716 and $7,073 as of December 31, 2011 and 2010, respectively	270,263	276,694
Other receivables, net	717,736	515,882
Other current assets	286,301	371,528
Total current assets	2,969,508	3,034,941

Long-term investments	2,635,309	2,184,606
Property and equipment, net	255,485	262,282
Goodwill	2,548,834	2,550,570
Other intangible assets, net	367,533	431,886
Other long-term assets	36,863	31,300
Total assets	$8,813,532	$8,495,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,308,507	$1,237,690
Accounts payable and other accrued liabilities	695,235	942,226
Deferred revenue	114,510	103,082
Current portion of long-term debt	233,903	-
Total current liabilities	2,352,155	2,282,998

Long-term debt	1,584,700	1,599,396
Other long-term liabilities	365,686	414,025
Total liabilities	4,302,541	4,296,419

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 193,469 issued and 141,172 outstanding in 2011 191,512 issued and 149,427 outstanding in 2010	1,935	1,915
Treasury stock, at cost; 52,297 in 2011; 42,085 in 2010	(1,583,313)	(1,268,456)
Additional paid-in capital	1,848,995	1,784,826
Accumulated other comprehensive income, net	60,469	41,081
Retained earnings	4,182,905	3,639,800
Total stockholders’ equity	4,510,991	4,199,166
Total liabilities and stockholders’ equity	$8,813,532	$8,495,585

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
Operating revenues:
Managed care premiums	$11,014,950	$10,414,640	$12,717,399
Management services	1,171,733	1,173,276	1,186,127
Total operating revenues	12,186,683	11,587,916	13,903,526

Operating expenses:
Medical costs	9,041,402	8,265,947	10,859,394
Cost of sales	283,544	252,052	240,828
Selling, general and administrative	2,016,042	1,961,947	2,151,799
Provider class action	(159,300)	278,000	-
Depreciation and amortization	136,865	140,685	149,554
Total operating expenses	11,318,553	10,898,631	13,401,575

Operating earnings	868,130	689,285	501,951

Interest expense	99,062	80,418	84,875
Other income, net	89,033	77,667	87,478

Earnings before income taxes	858,101	686,534	504,554

Provision for income taxes	314,996	247,918	189,220

Income from continuing operations	543,105	438,616	315,334

Loss from discontinued operations, net of tax	-	-	(73,033)

Net earnings	$543,105	$438,616	$242,301

Net earnings per share:
Basic earnings per share from continuing operations	$3.75	$3.00	$2.15
Basic loss per share from discontinued operations	-	-	(0.50)
Total basic earnings per share	$3.75	$3.00	$1.65

Diluted earnings per share from continuing operations	$3.70	$2.97	$2.14
Diluted loss per share from discontinued operations	-	-	(0.50)
Total diluted earnings per share	$3.70	$2.97	$1.64

Weighted average common shares outstanding:
Basic	144,775	146,169	146,652
Effect of dilutive options and restricted stock	1,966	1,410	743
Diluted	146,741	147,579	147,395

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except shares which are in millions)

					Accumulated
			Treasury	Additional	Other		Total
	Common Stock		Stock,	Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	at Cost	Capital	Income (Loss), Net	Earnings	Equity
Balance, December 31, 2008	190.3	$1,903	$(1,287,662)	$1,748,580	$8,965	$2,958,883	$3,430,669

Comprehensive income:
Net earnings						242,301	242,301
Other comprehensive income:
Holding gain, net					64,791
Reclassification adjustment					(11,609)
Other comprehensive income							53,182
Deferred tax effect					(20,741)		(20,741)
Comprehensive income							274,742
Employee stock plans activity	0.2	2	35,568	1,533			37,103
Treasury shares acquired			(29,960)				(29,960)
Balance, December 31, 2009	190.5	$1,905	$(1,282,054)	$1,750,113	$41,406	$3,201,184	$3,712,554

Comprehensive income:
Net earnings						438,616	438,616
Other comprehensive income:
Holding gain, net					10,501
Reclassification adjustment					(11,034)
Other comprehensive income							(533)
Deferred tax effect					208		208
Comprehensive income							438,291
Employee stock plans activity	1	10	13,598	34,713			48,321
Treasury shares acquired			-				-
Balance, December 31, 2010	191.5	$1,915	$(1,268,456)	$1,784,826	$41,081	$3,639,800	$4,199,166

Comprehensive income:
Net earnings						543,105	543,105
Other comprehensive income:
Holding gain, net					48,274
Reclassification adjustment					(17,046)
Other comprehensive income							31,228
Deferred tax effect					(11,840)		(11,840)
Comprehensive income							562,493
Employee stock plans activity	2	20	12,866	64,169			77,055
Treasury shares acquired			(327,723)				(327,723)
Balance, December 31, 2011	193.5	$1,935	$(1,583,313)	$1,848,995	$60,469	$4,182,905	$4,510,991

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$543,105	$438,616	$242,301
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	136,865	140,685	151,815
Amortization of stock compensation	40,530	40,532	47,047
Deferred income tax provision / (benefit)	35,760	(27,364)	(87,610)
Provider class action – (release) / charge	(159,300)	278,000	-
Provider class action – deferred tax adjustment	58,145	(103,385)	-
Loss on disposal of FHSC	-	-	81,557
Gain on repurchase of debt	-	-	(8,371)
Other adjustments	13,968	18,586	8,642
Changes in assets and liabilities, net of effects of the purchase of subsidiaries:
Provider class action – settlement	(150,500)	-	-
Accounts receivable	7,287	(2,389)	12,258
Other receivables	(198,479)	(2,399)	19,235
Medical liabilities	68,272	(439,265)	159,095
Accounts payable and other accrued liabilities	68,605	(46,174)	223,182
Other changes in assets and liabilities	(63,099)	(23,191)	32,692
Net cash from operating activities	401,159	272,252	881,843

Cash flows from investing activities:
Capital expenditures, net	(62,085)	(63,257)	(60,323)
Proceeds from sales of investments	1,790,877	561,457	292,515
Proceeds from maturities of investments	261,753	573,625	522,144
Purchases of investments	(2,584,935)	(819,808)	(1,140,475)
(Payments) / proceeds for acquisitions, net	(7,616)	(102,356)	10,197
Proceeds from FHSC disposal, net	-	-	115,437
Net cash from investing activities	(602,006)	149,661	(260,505)

Cash flows from financing activities:
Proceeds from issuance of stock	44,624	15,484	1,224
Payments for repurchase of stock	(336,219)	(4,888)	(32,796)
Proceeds from issuance of debt, net	589,867	-	-
Repayment of debt	(380,029)	-	(294,930)
Excess tax benefit from stock compensation	7,619	2,925	604
Net cash from financing activities	(74,138)	13,521	(325,898)

Net change in cash and cash equivalents	(274,985)	435,434	295,440
Cash and cash equivalents at beginning of period	1,853,988	1,418,554	1,123,114
Cash and cash equivalents at end of period	$1,579,003	$1,853,988	$1,418,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,875	$77,973	$84,383
Income taxes paid	$264,556	$471,479	$190,703

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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

Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company, the Company has grown substantially through acquisitions. See Note C, Acquisitions, to the consolidated financial statements for information on the Company’s recent acquisitions.

Significant Accounting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All inter-company transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Significant Customers – The Company’s health plan commercial risk products are diversified across a large customer base and no customer group comprises 10% or more of Coventry’s managed care premiums. The Company received 32.7%, 35.6% and 50.7% of its managed care premiums for the years ended December 31, 2011, 2010 and 2009, respectively, from the federal Medicare program throughout its various health plan markets and from national Medicare Part D and Medicare Advantage Private-Fee-For-Service (“Medicare PFFS”) products.  The decline in 2011 is primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011. The decline in 2010 is primarily a result of the Company’s non-renewal of the Medicare PFFS product effective January 1, 2010. The Company also received 12.5%, 10.9% and 8.4% of its managed care premiums for the years ended December 31, 2011, 2010 and 2009, respectively, from state-sponsored Medicaid programs throughout its various health plan markets. For the years ended December 31, 2011, 2010 and 2009, the State of Missouri accounted for 36.9%, 45.2%, and 51.2% of the Company’s Medicaid premiums.  Additionally, the Company received 10.0%, 11.2% and 11.3% of its management services revenue from a single customer, Mail Handlers Benefit Plan (“MHBP”), for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents – Cash and cash equivalents consist principally of money market funds, commercial paper, certificates of deposit, and Treasury bills. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Investments – The Company accounts for investments in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 320-10, “Accounting for Certain Investments in Debt and Equity Securities,” ASC Topic 320-10-35-35, “Accounting for Debt Securities After an Other-than-Temporary Impairment,” and Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.”  The Company has adopted the disclosure provisions of ASU 2010-06.  The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

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

For debt securities, if the Company intends to either sell or determines that it will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the entire impairment in earnings.  If the Company does not intend to sell the debt security and the Company determines that it will not more-likely-than-not be required to sell the debt security but it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments and generally consist of corporate bonds, U.S. Treasury notes and commercial paper. Long-term investments have original maturities in excess of one year and primarily consist of fixed income securities.

Other Receivables – Other receivables include pharmacy rebate receivables of $280.5 million and $310.7 million at December 31, 2011 and 2010, respectively.  Other receivables also include Medicare Part D program related risk share and subsidy receivables (discussed below under “Revenue Recognition”), Medicare risk adjuster receivables, Office of Personnel Management (“OPM”) receivables, interest receivables, and any other receivables that do not relate to premiums.  The increase in other receivables during 2011 primarily resulted from the net Medicare Part D subsidy receivables (reinsurance subsidy, low-income subsidy and coverage gap subsidy) related to the 2011 plan year that we expect to collect when the plan year is settled in 2012.

Other Current Assets – Other Current Assets primarily include deferred tax assets and also includes prepaid expenses.  See Note J, Income Taxes, to the consolidated financial statements for additional information.

Property and Equipment – Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated lives of the related assets or over the term of the respective leases, if applicable.  The estimated useful lives of the Company’s property and equipment are between three to thirty years.  In accordance with ASC 350-40, “Internal-Use Software,” the cost of internally developed software is capitalized and included in property and equipment. The Company capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. See Note F, Property and Equipment, to the consolidated financial statements for additional information.

Long-term Assets – Long-term assets primarily include assets associated with senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corporation (“FHGC”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.

Business Combinations, Accounting for Goodwill and Other Intangibles – The Company accounts for Business Combinations in accordance with ASC Topic 805-10, “Business Combinations” and accounts for goodwill and other intangibles in accordance with ASC  Topic 350-10, “Intangibles – Goodwill and Other” and ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”  Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment by applying a fair-value-based test. The Company’s annual impairment test date is October 1 of each fiscal year.  The Company has five reporting units: Health Plans, Workers’ Compensation, MHNet, Medicare Part D, and Network Rental.  For goodwill, the Company performs a multi-step impairment test. First, the Company measures the fair value of each reporting unit and compares it to its carrying value. The Company determines the fair value of its reporting units based on a weighting of income and market approaches. The market approach estimates the reporting unit’s fair value by utilizing market multiples of revenue or earnings for comparable companies. The income approach is based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference.  Impairment charges are recorded in the period incurred. See Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements for disclosure related to these assets.

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

Discontinued Operations – The Company accounts for discontinued operations in accordance with ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company determines whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity.  The Company also determines whether the cash flows associated with the group of assets have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after disposal.  If these determinations result in an affirmative response, the results of operations of the asset group being disposed of, as well as the gain or loss on disposal are aggregated for separate presentation apart from the continuing operating results of the Company in the Consolidated Statements of Operations.  See Note D, Discontinued Operations, to the consolidated financial statements for additional disclosure related to discontinued operations.

Medical Liabilities and Expense – Medical liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. In determining medical liabilities, the Company employs standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. The Company also considers utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2011, 2010 and 2009, respectively (dollars in thousands).

	2011	2010	2009
Medical liabilities, beginning of year	$1,237,690	$1,605,407	$1,446,391

Acquisitions (1)	-	71,548	-

Reported Medical Costs
Current year	9,163,009	8,507,460	11,049,227
Prior year development	(121,607)	(241,513)	(189,833)
Total reported medical costs	9,041,402	8,265,947	10,859,394

Claim Payments
Payments for current year	7,953,744	7,491,891	9,598,222
Payments for prior year	989,783	1,185,476	1,123,131
Total claim payments	8,943,527	8,677,367	10,721,353

Change in Part D Related Subsidy Liabilities	(27,058)	(27,845)	20,975

Medical liabilities, end of year	$1,308,507	$1,237,690	$1,605,407

Supplemental Information:

Prior year development (2)	1.5%	2.2%	2.1%
Current year paid percent (3)	86.8%	88.1%	86.9%

(1)	Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.
(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.
(3)	Current year claim payments as a percentage of current year reported medical costs.

The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2011 prior year development relates almost entirely to claims incurred in calendar year 2010.

The change in Medicare Part D related subsidy liabilities identified in the table above represent subsidy amounts received from Centers for Medicare & Medicaid Services (“CMS”) for reinsurance, coverage gap and for cost sharing related to low-income individuals. These subsidies are recorded in medical liabilities and the Company does not recognize premium revenue or claims expense for these subsidies.

Other Long-term Liabilities – Other long-term liabilities consist primarily of deferred tax liabilities, liability for unrecognized tax benefits and liabilities associated with the 401(k) Restoration and Deferred Compensation Plan.

Comprehensive Income – Comprehensive income includes net earnings and unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net earnings, such as realized gains and losses on investment securities. The deferred tax provision for holding gains arising from investment securities during the years ended December 31, 2011, 2010 and 2009 was $18.3 million, $4.1 million, and $25.3 million, respectively.  The deferred tax provision for reclassification adjustments for gains included in net earnings on investment securities during the years ended December 31, 2011, 2010 and 2009 was $6.5 million, $4.3 million, and $4.5 million, respectively.

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

The Medicare Part D program gives beneficiaries access to prescription drug coverage.  The Company has been awarded contracts by CMS to offer various Medicare Part D plans on a nationwide basis, in accordance with guidelines put forth by the agency. Payments from CMS under these contracts include amounts for premiums, amounts for risk corridor adjustments, and amounts for coverage gap, reinsurance and low-income cost subsidies.

Subsidy amounts received from CMS for coverage gap, reinsurance and for cost sharing related to low-income individuals are recorded in medical liabilities and will offset medical costs when paid. The Company does not recognize premium revenue or claims expense for these subsidies as the Company does not incur any risk with this part of the program. A reconciliation of the final risk sharing, low-income subsidy and reinsurance subsidy amounts is performed following the end of each contract year.  A reconciliation of the coverage gap discount subsidies is performed quarterly.

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

The table below summarizes the CMS receivables and payables, for all contract years, at December 31, 2011 and 2010, respectively (in thousands).

	December 31, 2011	December 31, 2010
Total Medicare Part D CMS Receivables, net	$299,837	$58,202
Total Medicare Part D CMS Payables, net	$(3,619)	$(53,280)

The CMS risk sharing receivables are included in other receivables while the CMS risk sharing payables are included in accounts payable and other accrued liabilities. The coverage gap, reinsurance and low-income subsidy receivables are included in other receivables while the coverage gap, reinsurance and low-income subsidy payables are included in medical liabilities.

The Company has quota share arrangements on business with certain individual and employer groups with some of its Medicare distribution partners covering portions of the Company’s Medicare Part D and, previously, Medicare PFFS products.  The Medicare PFFS products were not renewed for the 2010 plan year and, accordingly, the quota share arrangements were discontinued with a two year run out provision.  As a result of the quota share arrangements, for the years ended December 31, 2011, 2010, and 2009, the Company ceded premium revenue of $43.3 million, $49.8 million and $416.5 million, respectively, and the associated medical costs to these partners.  The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.

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

CMS periodically performs audits and may seek return of premium payments made to the company if risk adjustment factors are not properly supported by medical record data.  The Company estimates and records reserves for CMS audits based on information available at the time the estimates are made.  The judgements and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology.  The Company has recorded risk adjustment data validation (“RADV”) reserves, for contract years 2007 through 2011, of $155.2 million at December 31, 2011. The total RADV liability includes $125.6 million associated with the 2007 through 2010 contract years. Although the Company maintains reserves for RADV audits, actual results could differ materially from those estimates.

Effective in 2011, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), commercial health plans with medical loss ratios (“MLR”) on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually. The mandated minimum MLR targets (as calculated under the definitions in PPACA and related regulations), for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, are set at 85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions.  The potential for and size of the rebates are measured by regulated subsidiary, state and market segment (individual, small group and large group).  Accordingly, in the current year, the Company has recorded a rebate estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet and as contra-revenue in “managed care premiums” in the accompanying statements of operations.  The Company estimates the rebate liability based on judgments and estimated information, including utilization, unit cost trends, quality improvement costs, and product pricing, features and benefits.  If actual experience varies from the Company’s estimates or future regulatory guidance differs from its current judgments, the actual rebate liability could differ from the Company’s estimates.

Cost of Sales – Cost of sales consists of the expense for prescription drugs provided by the Company’s Workers’ Compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers.  These costs are associated with fee-based products and exclude the cost of drugs related to the risk products recorded in medical costs.

Contract Acquisition Costs – Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are paid on a monthly basis and expensed as incurred.  For the Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) business, the Company advances commissions and defers amortization of these costs to the period in which revenue associated with the acquired customer is earned, which is generally not more than one year.

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

Earnings Per Share – Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share assume the exercise of all options and the vesting of all restricted stock using the treasury stock method. Potential common stock equivalents to purchase 6.5 million, 10.3 million and 12.2 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the potential common stock equivalents were anti-dilutive.

Other Income, net – Other income, net includes interest income, net of fees, gains on the repayment of debt, realized gains and losses on sales of investments and charges on the other-than-temporary impairment of investment securities.

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

In June and December 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” and ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” respectively.  ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Also, ASU 2011-05 requires that reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements. ASU 2011-12 defers until further notice the requirement that reclassification adjustments between other comprehensive income and net income be presented on the face of the financial statements. Both ASU 2011-05 and ASU 2011-12 are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted.  The Company will adopt the disclosure requirements beginning in fiscal year 2012. The adoptions of ASU 2011-05 and ASU 2011-12 are not expected to affect the Company’s financial position or results of operations.

In July 2011, the FASB issued ASU 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 addresses the timing, recognition and classification of the annual health insurance industry assessment fee imposed on health insurers by the PPACA. The mandatory annual fee of health insurers will be imposed for each calendar year beginning on or after January 1, 2014. This update requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  Although the federally mandated annual fee may be material, the adoption of ASU 2011-06 only affects the timing of the expense recognition within the Company’s financial position and results of operations.

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

The Health Plan and Medical Services Division is primarily comprised of the Company’s traditional health plan commercial risk, commercial management services, Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) and Medicaid businesses and products.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services products. Through December 31, 2009, this Division also provided services to members participating in Medicare PFFS.  Effective January 1, 2010, the Company did not renew the Medicare PFFS products for the 2010 plan year.

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

The Workers’ Compensation Division is comprised of fee-based, managed care services such as provider network access and bill review, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance and to large employer groups.

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

	Year Ended December 31, 2011
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$9,773,884	$1,332,331	$-	$(91,265)	$11,014,950
Management services	302,522	95,923	783,784	(10,496)	1,171,733
Total operating revenues	10,076,406	1,428,254	783,784	(101,761)	12,186,683
Medical costs	8,070,793	1,061,875	-	(91,266)	9,041,402
Cost of sales	-	-	283,544	-	283,544
Gross margin	$2,005,613	$366,379	$500,240	$(10,495)	$2,861,737

Selling, general and administrative					2,016,042
Provider class action					(159,300)
Depreciation and amortization					136,865
Operating earnings					$868,130

	Year Ended December 31, 2010
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$8,788,028	$1,704,328	$-	$(77,716)	$10,414,640
Management services	327,084	101,017	755,055	(9,880)	1,173,276
Total operating revenues	9,115,112	1,805,345	755,055	(87,596)	11,587,916
Medical costs	6,934,902	1,408,761	-	(77,716)	8,265,947
Cost of sales	-	-	252,052	-	252,052
Gross margin	$2,180,210	$396,584	$503,003	$(9,880)	$3,069,917

Selling, general and administrative					1,961,947
Provider class action					278,000
Depreciation and amortization					140,685
Operating earnings					$689,285

	Year Ended December 31, 2009
	Health Plan and Medical Services	Specialized Managed Care	Workers’ Comp.	Elim.	Continuing Operations Total
Operating revenues
Managed care premiums	$11,142,921	$1,640,420	$-	$(65,942)	$12,717,399
Management services	346,042	93,079	757,105	(10,099)	1,186,127
Total operating revenues	11,488,963	1,733,499	757,105	(76,041)	13,903,526
Medical costs	9,531,698	1,393,638	-	(65,942)	10,859,394
Cost of sales	-	-	240,828	-	240,828
Gross margin	$1,957,265	$339,861	$516,277	$(10,099)	$2,803,304

Selling, general and administrative					2,151,799
Depreciation and amortization					149,554
Operating earnings					$501,951

C. ACQUISITIONS

During the three years ended December 31, 2011, the Company completed two business combinations. These business combinations were accounted for using the acquisition method of accounting and therefore the operating results of each acquisition have been included in the Company’s consolidated financial statements since the date of their acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill.

The following table summarizes the business combinations for the year ended December 31, 2010.  The purchase price, inclusive of all retroactive balance sheet settlements to date, is presented below (in millions):

	Effective Date	Market	Price

Preferred Health Systems, Inc. (“PHS”)	February 1, 2010	Kansas	$94.5

MHP, Inc. (“MHP”)	October 1, 2010	Missouri & Arkansas	$106.7

On February 1, 2010, the Company completed its acquisition of PHS, a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthened Coventry’s presence in the Kansas market.  As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At December 31, 2011, the liability was not significant.

On October 1, 2010, the Company completed its acquisition of MHP, a diversified health plan with approximately 90,000 commercial risk members, 60,000 commercial self-funded members and 30,000 Medicare Advantage CCP members throughout Missouri and northwest Arkansas.  The Company acquired MHP to expand its footprint in the Missouri market.

The PHS and MHP acquisitions are not material to the Company’s consolidated financial statements, individually or in the aggregate.  As a result of the PHS and MHP acquisitions, the Company recorded $30.9 million of goodwill, none of which is expected to be deductible for tax purposes.

D. DISCONTINUED OPERATIONS

On July 31, 2009, the Company completed the sale of its fee-based Medicaid services subsidiary FHSC for $117.5 million in cash, which included adjustments for changes in working capital. FHSC was a component of the Company’s business operations within its Specialized Managed Care operating segment. In accordance with ASC Topic 205-20, “Discontinued Operations,” FHSC’s operations and disposal costs are presented as a loss from discontinued operations, net of tax in the Company’s consolidated statements of operations.

The following table presents select FHSC discontinued operations information (in thousands):

Year ended December 31,
2009
FHSC revenues	$89,808

FHSC earnings before taxes	14,218
FHSC goodwill impairment, before taxes	(72,373)
Loss on disposal of FHSC, before taxes	(4,123)
Loss from discontinued operations, including loss on disposal, before taxes	(62,278)
Provision for taxes on discontinued operations and disposal of FHSC	10,755
Loss from discontinued operations, net of tax	$(73,033)

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

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Health Plan and Medical Services	Specialized Managed Care	Workers’ Compensation	Total

Balance, December 31, 2009	$1,463,574	$259,068	$806,642	$2,529,284
Acquisition of PHS	16,987	-	-	16,987
Acquisition of MHP	4,920	-	-	4,920
Other adjustments	-	(621)	-	(621)
Balance, December 31, 2010	$1,485,481	$258,447	$806,642	$2,550,570
Acquisition of PHS	4,164	-	-	4,164
Acquisition of MHP	4,871	-	-	4,871
Deferred tax adjustments	(10,771)	-	-	(10,771)
Balance, December 31, 2011	$1,483,745	$258,447	$806,642	$2,548,834

The Company completed its 2011 annual impairment test of goodwill in accordance with ASC Topic 350 and determined that there were no impairments.  In performing its impairment analysis the Company identified its reporting units in accordance with the provisions of ASC Topic 350 and ASC Topic 280, “Segment Reporting.”

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

Other Intangible Assets

The other intangible asset balances are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
As of December 31, 2011
Amortized other intangible assets
Customer Lists	$579,062	$344,111	$234,951	7-15 Years
HMO Licenses	12,600	8,312	4,288	20 Years
Provider Networks	63,200	20,895	42,305	15-20 Years
Trade Name	3,449	3,360	89	3-4 Years
Total amortized other intangible assets	$658,311	$376,678	$281,633

Unamortized other intangible assets
Trade Name	$85,900	$-	$85,900	---
Total unamortized other intangible assets	$85,900	$-	$85,900
Total other intangible assets	$744,211	$376,678	$367,533

As of December 31, 2010
Amortized other intangible assets
Customer Lists	$579,062	$283,978	$295,084	7-15 Years
HMO Licenses	12,600	7,717	4,883	20 Years
Provider Networks	63,200	17,605	45,595	15-20 Years
Trade Names	3,449	3,025	424	3-4 Years
Total amortized other intangible assets	$658,311	$312,325	$345,986

Unamortized other intangible assets
Trade Name	$85,900	$-	$85,900	---
Total unamortized other intangible assets	$85,900	$-	$85,900
Total other intangible assets	$744,211	$312,325	$431,886

The Company performed an impairment test of its unamortized other intangible asset (trade name) as of October 1, 2011, and determined that the asset was not impaired.

Other intangible asset amortization expense for the years ended December 31, 2011, 2010 and 2009 was $64.4 million, $64.1 million, and $71.0 million, respectively.  For the years ending December 31, 2012, 2013, 2014, 2015, and 2016, the Company’s estimated intangible amortization expense is $64.5 million, $64.2 million, $63.7 million, $32.1 million and $14.5 million, respectively. The weighted-average amortization period is approximately 10 years for other intangible assets.

F. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	As of December 31,
	2011	2010
Land	$17,478	$24,779
Buildings and leasehold improvements	130,627	144,585
Developed software	228,343	199,416
Equipment	399,757	367,560
Sub-total	776,205	736,340
Less: accumulated depreciation	(520,720)	(474,058)
Property and equipment, net	$255,485	$262,282

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $72.5 million, $76.6 million and $80.8 million, respectively. Included in the depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $21.6 million, $25.2 million and $25.4 million, respectively, of amortization expense for developed software.

The Company entered into a sale-leaseback transaction in the fourth quarter of 2011.  The sale of a building and associated land resulted in an immaterial gain, which will be amortized over the life of the new lease (10 years).

G. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Realized gains and losses on the sale of investments are determined on a specific identification basis.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2011 and 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2011
State and municipal bonds	$970,746	$62,215	$(7)	$1,032,954
U.S. Treasury securities	88,934	2,410	(4)	91,340
Government-sponsored enterprise securities (1)	140,595	2,694	(11)	143,278
Residential mortgage-backed securities (2)	354,713	14,097	(12)	368,798
Commercial mortgage-backed securities	13,801	1,024	-	14,825
Asset-backed securities (3)	12,840	664	-	13,504
Corporate debt and other securities	1,051,874	23,804	(10,178)	1,065,500
	$2,633,503	$106,908	$(10,212)	$2,730,199
Equity method investments (4)				21,315
				$2,751,514

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2010
State and municipal bonds	$856,838	$29,886	$(3,068)	$883,656
U.S. Treasury securities	84,739	3,667	(7)	88,399
Government-sponsored enterprise securities (1)	332,421	7,477	(318)	339,580
Residential mortgage-backed securities (2)	308,250	10,421	(1,270)	317,401
Commercial mortgage-backed securities	22,025	952	-	22,977
Asset-backed securities (3)	29,143	1,192	-	30,335
Corporate debt and other securities	473,982	17,123	(588)	490,517
	$2,107,398	$70,718	$(5,251)	$2,172,865
Equity method investments (4)				28,590
				$2,201,455

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.
(3)	Includes auto loans, credit card debt and rate reduction bonds.
(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment leased to third parties, through its acquisition of First Health Group Corp. on January 28, 2005. The total investment as of December 31, 2011 was $20.1 million and is accounted for using the equity method. The Company’s proportionate share of the limited liability company’s income is included in other income in the Company’s statements of operations. The Company has between a 20% and 25% interest in the limited liability company's share of each individual tranche of the limited liability company (approximately 10% of the total limited liability company).

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$315,362	$317,067	$174,639	$176,400
1 to 5 years	984,503	1,006,221	889,990	922,696
5 to 10 years	536,577	574,207	499,632	519,296
Over 10 years	797,061	832,704	543,137	554,473
Total	$2,633,503	$2,730,199	$2,107,398	$2,172,865

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $17.4 million and gross investment losses of $0.4 million were realized on sales of investments for the year ended December 31, 2011.  This compares to gross investment gains of $15.5 million and gross investment losses of $4.5 million realized on sales of investments for the year ended December 31, 2010, and gross investment gains of $14.0 million and gross investment losses of $2.4 million realized on sales for the year ended December 31, 2009.  The Company’s realized gains and losses are recorded in other income, net in the Company's consolidated statements of operations.

The following table shows the Company’s investments’ gross unrealized losses and fair value at December 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$-	$-	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	-	-	4,932	(4)
Government sponsored enterprises	12,495	(11)	-	-	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	350,294	(10,178)	-	-	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)

At December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$156,894	$(3,068)	$-	$-	$156,894	$(3,068)
U.S. Treasury securities	5,890	(7)	-	-	5,890	(7)
Government sponsored enterprises	19,551	(318)	-	-	19,551	(318)
Residential mortgage-backed securities	59,738	(1,269)	17	(1)	59,755	(1,270)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	34,405	(588)	-	-	34,405	(588)
Total	$276,478	$(5,250)	$17	$(1)	$276,495	$(5,251)

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

Residential and Commercial Mortgage-Backed Securities and Asset-Backed Securities:  The fair value of these securities is determined either by observable market inputs, which include quoted prices for identical or similar assets that are traded in an active market, or by a cash flow model which utilizes the following inputs:  benchmark yields, prepayment speeds, collateral performance, credit spreads and default rates that are observable at commonly quoted intervals.

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,579,003	$1,449,883	$129,120	$-
State and municipal bonds	1,032,954		1,032,954	-
U.S. Treasury securities	91,340	91,340		-
Government-sponsored enterprise securities	143,278		143,278	-
Residential mortgage-backed securities	368,798		368,798	-
Commercial mortgage-backed securities	14,825		14,825	-
Asset-backed securities	13,504		13,504	-
Corporate debt and other securities	1,065,500	11,598	1,053,902	-
Total	$4,309,202	$1,552,821	$2,756,381	$-

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,853,988	$326,258	$1,527,730	$-
State and municipal bonds	883,656	-	883,656	-
U.S. Treasury securities	88,399	88,399	-	-
Government-sponsored enterprise securities	339,580	-	339,580	-
Residential mortgage-backed securities	317,401	-	317,181	220
Commercial mortgage-backed securities	22,977	-	22,977	-
Asset-backed securities	30,335	-	30,208	127
Corporate debt and other securities	490,517	-	489,787	730
Total	$4,026,853	$414,657	$3,611,119	$1,077

Transfers between levels, if any, are recorded as of the end of the reporting period. During the year ended December 31, 2011, there were no transfers between Level 1 and Level 2. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2011 and 2010 (in thousands):

Year Ended December 31, 2011
	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, Jan 1, 2011	$1,077	$220	$127	$730
Transfers from Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(273)	(16)	(7)	(250)
Settlements	-	-	-	-
Ending Balance, December 31, 2011	$-	$-	$-	$-

(1)
The Company no longer relies upon broker quotes or other models involving unobservable inputs to value these securities, as there are sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011.

Year Ended December 31, 2010
	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2010	$16,164	$3,100	$4,438	$8,626
Transfers to (from) Level 3 (2)	(513)	(470)	470	(513)
Total gains or losses (realized / unrealized)
Included in earnings	7,944	730	3,168	4,046
Included in other comprehensive income	(7,241)	(664)	(2,944)	(3,633)
Purchases, issuances, sales and settlements
Purchases	1,950	1,745	-	205
Issuances	-	-	-	-
Sales	(17,227)	(4,221)	(5,005)	(8,001)
Settlements	-	-	-	-
Ending Balance, December 31, 2010	$1,077	$220	$127	$730

(2)	During 2010, one investment previously classified as Level 3 was reclassified to Level 2 because observable market data became available.

Financial Liabilities

The Company's fair value of publicly-traded debt (senior notes) is based on quoted market prices for the identical or a similar liability when traded as an asset in an active market.  The carrying value of the senior notes (including the long-term and current portions) was $1.82 billion at December 31, 2011 and $1.22 billion at December 31, 2010.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.99 billion at December 31, 2011 and $1.27 billion at December 31, 2010.

The carrying value of the revolving credit facility approximated the fair value due to the short maturity dates of the draws.  The Company had no outstanding borrowings under its current credit facility at December 31, 2011.

I. STOCK-BASED COMPENSATION

The Company has one stock incentive plan, the Amended and Restated 2004 Incentive Plan (the “Incentive Plan”) under which shares of the Company’s common stock are authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. Shares available for issuance under the Incentive Plan were 4.3 million as of December 31, 2011.

Stock Options

Under the Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to but not less than the fair value of the underlying stock at the date of grant. Options generally become exercisable after one year in either 33% or 25% increments per year and expire ten years from the date of grant.

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2011 to derive the assumptions used in the valuation model is consistent with that used in prior years. The following average values and weighted-average assumptions were used for option grants.

	2011	2010	2009

Black-Scholes-Merton Value	$11.08	$7.45	$7.11
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.4%	1.7%
Expected volatility	41.9%	47.4%	60.8%
Expected life (in years)	3.5	3.5	3.8

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

The Company recorded compensation expense related to stock options of approximately $15.6 million, $21.0 million and $30.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.  Cash received from stock option exercises was $44.6 million, $15.5 million and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised was $20.9 million, $11.3 million, and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The tax benefit realized from stock option exercises was $7.7 million, $4.1 million and $0.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $20.0 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes stock option activity for the year ended December 31, 2011:

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2011	12,260	$34.88
Granted	1,533	$35.11
Exercised	(1,956)	$22.81
Cancelled and expired	(1,093)	$43.87
Outstanding at December 31, 2011	10,744	$36.20	$37,268	5.27
Exercisable at December 31, 2011	7,501	$39.80	$18,930	3.85

Restricted Stock Awards

Under the Incentive Plan, restricted stock awards generally vest in 25% increments per year.  The fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant and is amortized over various vesting periods through 2015.  Restricted stock awards may also include a performance measure that must be met for the restricted stock award to vest.

The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $24.9 million, $19.5 million and $16.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $33.2 million at December 31, 2011, and is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average fair value of restricted stock granted was $34.51, $21.45 and $16.43 per share for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $25.6 million, $14.4 million and $8.5 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2011:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2011	2,173	$22.01
Granted	819	$34.51
Vested	(771)	$26.74
Forfeited	(113)	$25.53

Nonvested, December 31, 2011	2,108	$26.62

Performance Share Units

Performance share units (“PSUs”) represent hypothetical shares of the Company’s common stock. The holders of PSUs have no rights as stockholders with respect to the shares of the Company’s common stock to which the awards relate. The PSUs vested based upon the achievement of certain performance goals and other criteria as of December 31, 2011. All PSUs that vest will be paid out in cash or stock based upon the price of the Company’s common stock.  The PSUs were classified as a liability by the Company.  The related liability on the Company’s books at December 31, 2011 and 2010 was $27.7 million and $23.1 million, respectively, which was paid out in the subsequent quarter following each year-end.  The Company recorded compensation expense related to the PSUs of approximately $22.8 million and $20.2 million for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes PSU activity for the twelve months ended December 31, 2011 (in thousands):

Units

Outstanding, January 1, 2011	585
Granted	393
Vested	(908)
Forfeited	(70)
Outstanding, December 31, 2011	-

J. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current provision:
Federal	$199,986	$350,451	$233,951
State	21,105	28,216	42,002
Deferred provision/(benefit):
Federal	86,483	(117,600)	(60,864)
State	7,422	(13,149)	(25,869)
Income tax expense	$314,996	$247,918	$189,220

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2011	2010	2009
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	2.64%	1.56%	1.72%
Tax exempt investment income	(0.97%)	(1.34%)	(1.71%)
Remuneration disallowed	0.51%	0.55%	0.35%
Other	(0.47%)	0.34%	2.14%
Effective tax rate	36.71%	36.11%	37.5%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$50,913	$59,002
Deferred compensation	82,747	77,892
Deferred revenue	8,540	7,578
Medical liabilities	55,442	101,302
Accounts receivable	1,499	2,280
Other accrued liabilities	96,429	208,514
Unrealized capital losses	1,415	2,512
Other assets	14,435	17,469
Gross deferred tax assets	311,420	476,549
Less valuation allowance	(4,168)	(3,632)

Deferred tax asset	$307,252	$472,917

Deferred tax liabilities:
Unrealized gain on securities	$(36,226)	$(24,386)
Other liabilities	(11,119)	(19,734)
Depreciation	(12,119)	(8,614)
Intangibles	(179,802)	(189,160)
Internally developed software	(28,744)	(24,007)
Tax liability of limited partnership investment	(11,719)	(26,523)
Gross deferred tax liabilities	(279,729)	(292,424)

Net deferred tax asset (1)	$27,523	$180,493

(1)
Includes $181.8 million and $339.6 million classified as other current assets at December 31, 2011 and 2010, respectively, and $154.2 million and $159.1 million classified as other long-term liabilities at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had approximately $121.4 million of federal and $278.2 million of state tax net operating loss carryforwards.  The Federal net operating losses were primarily acquired through various acquisitions and are subject to limitation under Internal Revenue Code Section 382.  The net operating loss carryforwards can be used to reduce future taxable income and expire over varying periods through the year 2031.  A valuation allowance of approximately $4.2 million and $3.6 million has been recorded as of December 31, 2011 and 2010, respectively, for certain net operating loss deferred tax assets as the Company believes it is not more-likely-than-not that these deferred tax assets will be realized before expiration of the net operating losses.

A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Gross unrecognized tax benefits - beginning balance	$136,255	$129,084	$51,841
Gross increases to tax positions taken in the current period	46,949	100,426	98,254
Gross increases to tax positions taken in prior periods	2,985	7,128	17,865
Gross decreases to tax positions taken in prior periods	(92,390)	(94,712)	(34,777)
Decreases due to a lapse of statute of limitations	(8,367)	(5,671)	(4,099)
Gross unrecognized tax benefits - ending balance	$85,432	$136,255	$129,084

The total amount of unrecognized tax benefits, as of December 31, 2011 and 2010 that, if recognized, would affect the effective tax rate was $38.2 million and $43.3 million, respectively.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

 Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2011 and 2010, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $10.4 million and $9.2 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $3.3 million, $4.0 million and $2.8 million, respectively.

The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments.  Tax years 2008-2010 remain open to examination by these tax jurisdictions. Additionally, the statute for tax year 2007 has been extended with the Internal Revenue Service (“IRS”) for another year due to an on-going audit. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

During the year ended December 31, 2011, the Company settled certain income tax examinations with various state and local tax authorities. Tax assessed as a result of these examinations was not material. During the year ended December 31, 2009, the IRS completed its examination of the income tax returns for the Company for the years ended December 31, 2005 and 2006.  Tax assessed as a result of this examination was not material. FHGC is also subject to ongoing examinations by certain state tax authorities for pre-acquisition years.  The Company believes that adequate accruals have been provided for all FHGC open tax years.

K. EMPLOYEE BENEFIT PLANS

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

As a result of corporate acquisitions and transactions, the Company has acquired entities that have sponsored other qualified plans.  All qualified plans sponsored by the acquired subsidiaries of the Company have either terminated or merged with and into the Savings Plan.  The cost of the Savings Plan, including the acquired plans, for 2011, 2010 and 2009 was approximately $29.7 million, $27.4 million and $30.3 million, respectively.

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

The cost, principally employer matching contributions, of RESTORE charged to operations for 2011, 2010 and 2009 was $1.4 million, $0.4 million and $0.9 million, respectively.

Executive Retention Plans

The Company was the sponsor of a deferred compensation plan that was designed to promote the retention of key senior management and to recognize their strategic importance to the Company.  The fixed dollar and stock equivalent allocations charged to operations for this plan were $1.6 million in 2009.  This plan was settled and paid out during 2010 for $1.4 million.

Incentive Plan

For information regarding the Company’s stock-based compensation, please refer to Note I, Stock-Based Compensation, to the consolidated financial statements.

L. DEBT

The Company’s outstanding debt was as follows at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010

5.875% Senior notes due 1/15/12	$233,903	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $607 at December 31, 2011	374,490	374,264
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $738 at December 31, 2011	382,497	382,355
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,132 at December 31, 2011	598,868	-
Revolving Credit Facility, originally due 7/11/12	-	380,029
Total debt, including current portion	1,818,603	1,599,396
Less current portion of total debt	233,903	-
Total long-term debt	$1,584,700	$1,599,396

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.

During 2011, the Company completed the sale of $600.0 million aggregate principal amount of its 5.450% Senior Notes due 2021 (the “2021 Notes”) at the issue price of 99.800% per note.  The 2021 Notes are senior unsecured obligations of Coventry and rank equally with all of its other senior unsecured indebtedness.

During 2011, the Company repaid in full the $380.0 million outstanding balance of the revolving credit facility due July 11, 2012 and the associated credit agreement was terminated.

During 2011, the Company entered into a new Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion.  Advances under the Credit Facility bear interest at (1) a rate per annum equal to the Administrative Agent’s base rate (the “Base Rate”) or (2) the one-, two-, three-, six-, nine-, or twelve-month rate per annum for Eurodollar deposits (the “Eurodollar Rate”) plus an applicable margin, as selected by the Company.  The applicable margin for Eurodollar Rate advances depends on the Company’s debt ratings and varies from 1.050% to 1.850%.  The Company pays commitment fees on the Credit Facility ranging from 0.200% to 0.400%, per annum, regardless of usage and dependent on the Company’s debt ratings.  The obligations under the Credit Facility are general unsecured obligations of the Company.  As of December 31, 2011, there were no amounts outstanding under the Credit Facility.

During 2010, the Company made no principal repayments on its outstanding senior notes or revolving credit facility.

During 2009, the Company repaid a total of $68.9 million principal of outstanding senior notes for payments of $59.9 million, resulting in a gain of $8.4 million.  These gains were net of the write off of deferred financing costs.  The funds for the repayments were provided by cash from operations.  During 2009, the Company repaid $235.0 million on its revolving credit facility.

The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of December 31, 2011, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

As of December 31, 2011, the aggregate maturities of debt based on their contractual terms, gross of unamortized discount, were as follows (in thousands):

Year	Amount
2012	$233,903
2013	-
2014	375,097
2015	228,845
2016	-
Thereafter	983,235
Total	$1,821,080

M. COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, the Company is contractually obligated to make the following minimum lease payments, including arrangements that may be noncancelable and may include escalation clauses, within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2012	$31,098	$(1,496)	$29,602
2013	27,481	(777)	26,704
2014	20,040	(426)	19,614
2015	16,491	(439)	16,052
2016	14,397	(452)	13,945
Thereafter	36,154	(76)	36,078
Total	$145,661	$(3,666)	$141,995

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $33.3 million, $32.4 million and $35.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2011 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional errors and omissions liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations.

On February 25, 2008, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this investigation will have a material adverse effect on its financial position or results of operations.

FHGC, a subsidiary of the Company, was a party to various lawsuits filed in the state and federal courts of Louisiana involving disputes between providers and workers’ compensation payors who access FHGC’s contracts with these providers to reimburse them for services rendered to injured workers. FHGC has written contracts with providers in Louisiana which expressly state that the provider agrees to accept a specified discount off their billed charges for services rendered to injured workers. The discounted rate set forth in the FHGC provider contract is less than the reimbursement amount set forth in the Louisiana Workers’ Compensation Fee Schedule. For this reason, workers’ compensation insurers and third-party administrators (“TPAs”) for employers who self-insure workers’ compensation benefits contract with FHGC to access the FHGC provider contracts. Thus, when a FHGC contracted provider renders services to an injured worker, the workers’ compensation insurer or the TPA reimburses the provider for those services in accordance with the discounted rate in the provider’s contract with FHGC. These workers’ compensation insurers and TPAs are referred to as “payors” in the FHGC provider contract and the contract expressly states that the discounted rate will apply to those payors who access the FHGC contract. Thus, the providers enter into these contracts with FHGC knowing that they will be paid the discounted rate by every payor who chooses to access the FHGC contract.

Four providers who have contracts with FHGC filed a state court class action lawsuit against FHGC and certain payors alleging that FHGC violated Louisiana’s Any Willing Provider Act (the “Act”), which requires a payor accessing a preferred provider network contract to give a one-time notice 30 days before that payor uses the discounted rate in the preferred provider network contract to pay the provider for services rendered to a member insured under that payor’s health benefit plan. These provider plaintiffs alleged that the Act applies to medical bills for treatment rendered to injured workers and that the Act requires point of service written notice in the form of a benefit identification card. If a payor is found to have violated the Act’s notice provision, the court may assess up to $2,000 in damages for each instance when the provider was not given proper notice that a discounted rate would be used to pay for the services rendered. The provider plaintiffs filed a motion for partial summary judgment against FHGC seeking damages of $2,000 for each provider visit where the provider was not given a benefit identification card at the time the service was performed. The state court granted the plaintiffs’ motion for partial summary judgment in the amount of $262 million. FHGC appealed both the partial summary judgment order and the court’s prior order denying the motion by FHGC to decertify the class to the state’s intermediate appellate court. Both appeals were denied by the intermediate appellate court.

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

On February 2, 2011, FHGC, counsel for the class representatives and the class representatives executed a definitive settlement agreement which was acceptable to FHGC. FHGC would pay $150.5 million to satisfy in full the amount of the partial summary judgment and to resolve and settle all claims of the class, including claims for pre- and post- judgment interest, attorney’s fees and costs.  In addition, Coventry would assign to the class certain rights it has to the proceeds of FHGC’s insurance policies relating to the claims asserted by the class. In exchange for the settlement payment by FHGC, class members would release FHGC and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the Act. Plaintiffs also agreed to a notice procedure that FHGC may follow in the future to comply with the Act. Accordingly, the Company made a $150.5 million cash payment into escrow.  On May 27, 2011, the court entered an order of final approval of the settlement and thus all contingencies in the definitive settlement agreement were satisfied.  As a result of the resolution of the settlement agreement contingencies, including final court approval, the Company recorded a non-recurring pre-tax adjustment to earnings of $159.3 million, or $0.68 per diluted share after tax, in the second quarter of 2011. The $150.5 million escrow amount was released to the Settlement Administrator for the class action plaintiffs on the settlement effective date of August 9, 2011.

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

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company filed a motion for reconsideration of the court’s March 31, 2011 Order and filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. Both of those motions were denied. The Company will vigorously defend against the allegations in the consolidated lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations.

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

Capitation Arrangements

The Company has capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premiums to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company will be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation through contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 8.2%, 6.4% and 2.9% of the Company’s total medical costs for the years ended December 31, 2011, 2010 and 2009, respectively.

N. CONCENTRATIONS OF CREDIT RISK

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

As of December 31, 2011, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $49.9 million which represents seven months of health insurance premiums.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore the Company has not reserved against the outstanding balance.  The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies.  For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2011. The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage the pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  As of December 31, 2011, the Company had pharmacy rebate receivables of $280.5 million due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

O. STATUTORY INFORMATION

The Company’s regulated health maintenance organizations (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2011, the Company received $489.4 million in dividends from its regulated subsidiaries and paid $122.0 million in capital contributions to these subsidiaries.

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

The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC.  Some states in which the Company’s regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. The table below summarizes the Company’s statutory reserve information as of December 31, 2011 and 2010 (in millions, except percentage data).

	2011	2010
	(unaudited)
Regulated capital and surplus	$1,903.1	$1,902.4
200% of RBC (1)	$697.9	$671.5
Excess capital and surplus above 200% of RBC (1)	$1,205.2	$1,230.9
Capital and surplus as percentage of RBC (1)	545%	567%
Statutory deposits	$74.0	$79.9

(1)	RBC amounts are not audited.

The decrease in capital and surplus for the Company’s regulated subsidiaries primarily resulted from dividends paid to the parent company partially offset by net earnings and capital contributions made by the parent company.

The Company believes that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.

Excluding funds held by entities subject to regulation and excluding the equity method investments, the Company had cash and investments of approximately $1.4 billion and $1.1 billion at December 31, 2011 and 2010, respectively.  The increase primarily resulted from the issuance of the 2021 Notes discussed previously, dividends received from the Company’s regulated subsidiaries, and earnings generated from its non-regulated entities.  This increase was partially offset by share repurchases, repayment of debt related to our revolving credit facility, a cash payment related to the provider class action litigation in Louisiana and capital contributions made by the parent.

P. OTHER INCOME, NET

Other income, net includes interest income, net of fees, of approximately $69.4 million, $70.8 million and $65.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Other income, net included a gain on disposal of investments of $17.0 million, $11.0 million and $11.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Other income, net includes gains of $8.4 million on the repayment of outstanding debt for the year ended December 31, 2009.  As discussed in Note G, Investments, to the consolidated financial statements, the Company recorded an impairment charge related to the Company’s equity method investments of $5.0 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

Q. SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. The Company’s Board of Directors approved increases in November 2011 and March 2011 to the share repurchase program in amounts equal to 10% and 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 14.4 million and 7.5 million shares, respectively. Under the share repurchase program, the Company purchased 10.7 million shares and 1.5 million shares of its common stock, at an aggregate cost of $327.7 million and $30.0 million during 2011 and 2009, respectively.  During 2010, the Company made no repurchases of its common stock. As of December 31, 2011, the total remaining common shares the Company is authorized to repurchase under this program is 16.5 million. Excluded from these amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2011 and 2010.  Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011 (1)	2011	2011
Operating revenues	$3,048,938	$3,033,046	$2,975,543	$3,129,156
Operating earnings	171,473	355,101	192,613	148,943
Earnings before income taxes	170,904	356,341	187,299	143,557
Net earnings	110,233	224,495	122,681	85,696
Basic earnings per share	0.75	1.53	0.85	0.61
Diluted earnings per share	0.74	1.51	0.84	0.60

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010 (2)	2010	2010
Operating revenues	$2,858,978	$2,868,141	$2,835,781	$3,025,016
Operating earnings	155,066	5,230	291,943	237,046
Earnings before income taxes	155,223	3,242	292,222	235,846
Net earnings	97,325	1,021	189,945	150,326
Basic earnings per share	0.67	0.01	1.30	1.02
Diluted earnings per share	0.66	0.01	1.29	1.01

(1)
On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, the Company recorded a non-recurring pre-tax adjustment to earnings of $159.3 million in the second quarter of 2011. See Note M, Commitments and Contingencies, to the consolidated financial statements for additional information.

(2)
As a result of the Louisiana appellate court’s decision on July 1, 2010 to affirm the state trial court’s summary judgment order, the Company recorded a $278 million pre-tax charge to earnings and a corresponding accrued liability during the quarter ended June 30, 2010.

S. RELATED PARTY TRANSACTION

Allen F. Wise, Chief Executive Officer and Chairman of the Company, held a beneficial interest in Health Risk Partners (“HRP”), an organization that entered into a written contract with the Company to provide claims analysis services relating to the Company’s Medicare line of business. Additionally, Mr. Wise’s son owned a minority interest in HRP and served as an executive officer.  The contract was negotiated and entered into on an arms-length basis, and consistent with the Company’s Related Person Transaction policy, disinterested members of the Board of Directors and the Board’s Nominating/Corporate Governance Committee considered the transaction and determined that the services provided would be beneficial to the Company and that the amounts paid were immaterial to the Company and that the terms of the contract with HRP were fair and competitive with market rates for such services.  Two other Directors of the Company owned minority interests in HRP.  In June 2011, HRP was acquired by a third-party, which assumed the contract with the Company and is not a related party.  Except for post-closing purchase price adjustments, Mr. Wise, his son and the two Directors have ceased to have any direct or indirect interest in HRP’s contract with the Company.  For the years ended December 31, 2010 and 2009, the Company paid approximately $15.4 million and $12.2 million, respectively, to HRP for services rendered under the contract.  During the period in 2011 in which Mr. Wise held a beneficial interest, the Company paid approximately $2.7 million to HRP for services rendered under the contract. At December 31, 2010, the Company had accrued amounts to HRP of approximately $1.8 million, recognized within accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

Mr. Daniel N. Mendelson, a director of the Company, is the Chief Executive Officer and majority owner of Avalere Health Inc. Avalere Health LLC, a wholly owned subsidiary of Avalere Health Inc., is a healthcare policy and strategic advisory firm that provides syndicated research and market information products for clients in the healthcare industry, government and the not-for-profit sector. During 2011, 2010 and 2009, the amount the Company paid to Avalere Health LLC for these services was $0.2 million, $0.2 million and $0.1 million. Consistent with the Company’s Related Person Transactions Policy, disinterested members of the Board considered the transaction and determined that the services provided would be beneficial to the Company and the amounts to be paid were immaterial to both Avalere Health, Inc. and the Company and that the terms of the contract with Avalere Health, Inc. are fair and competitive with market rates for such services.

Mr. Joseph R. Swedish, a director of the Company since 2010, is the President and Chief Executive Officer of Trinity Health, a not-for-profit, integrated health care delivery system which operates 47 hospitals and other health care facilities in eight states. Trinity Health has entered into market based provider contracts with subsidiaries of the Company in these eight states. During 2011 and 2010, the Company paid approximately $14.4 million and $18.9 million respectively to Trinity Health for health care services provided to its members. Consistent with the Company’s Related Person Transactions Policy, disinterested members of the Board’s Nominating/Corporate Governance Committee as well as disinterested members of the entire Board determined that the level of reimbursement paid to Trinity Health for services provided to its members were market based and that the total amount paid was immaterial to both Trinity Health and the Company. Since Trinity Health is a not-for-profit organization, Mr. Swedish derives no additional income as a result of the transaction between Trinity Health and the Company.

T. SUBSEQUENT EVENTS

On January 1, 2012 the Company completed its previously announced acquisition of Children’s Mercy’s Family Health Partners, a Medicaid health plan that was affiliated with Children’s Mercy Hospital in Kansas City.  With this acquisition of Children’s Mercy’s Family Health Partners, Coventry has added approximately 210,000 Medicaid members, with approximately 155,000 members in the State of Kansas and 55,000 members in the State of Missouri.  This acquisition is not material to the Company’s consolidated financial statements.

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.  See Note L, Debt, to the consolidated financial statements, which is incorporated herein by reference.

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.”  Most importantly, CMS has made significant changes regarding which contract years will be subject to the CMS RADV audits.  The Company maintains reserves for its exposure to the RADV audits, and it is anticipated that the changes made by CMS will result in a reduction of the Company’s reserves in the first quarter of 2012, which could have a material favorable effect on the Company’s financial position and results of operations.

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

Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation.  Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2011, and their opinion is included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coventry Health Care, Inc.

We have audited Coventry Health Care, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Coventry Health Care, Inc., and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 27, 2012

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of Our Company.”

Item 11: Executive Compensation

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Voting Stock Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

	(a)		(b)		(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-Average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	10,855,805	(1)	$36.20	(2)	4,268,636	(3)
Equity compensation plans not approved by stockholders	-		-		-
Total	10,855,805		-		4,268,636

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

(3) Includes shares available for future issuance per the Amended and Restated 2004 Incentive Plan. Awards other than stock options and stock appreciation rights are counted against the maximum number of shares available for grant in a 1.40-to-1 ratio.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information set forth under the captions “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

Form 10-K
Pages

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets, December 31, 2011 and 2010	55

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	56

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009	57

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	58

Notes to Consolidated Financial Statements, December 31, 2011, 2010 and 2009	59 – 87

2. Financial Statement Schedules

Schedule I, Condensed Financial Information of Parent Company	93

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$634,592	$814,811
Short-term investments	61,435	61
Other receivables, net	4,570	4,510
Other current assets	79,923	27,429
Total current assets	780,520	846,811

Long-term investments	504,022	30,125
Property and equipment, net	4,339	2,766
Investment in subsidiaries	5,123,007	5,187,346
Other long-term assets	93,444	91,852
Total assets	$6,505,332	$6,158,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$315,175	$273,868
Total current liabilities	315,175	273,868

Long-term debt, net	1,584,700	1,599,396
Notes payable to subsidiary	65,000	65,000
Other long-term liabilities	29,466	21,470
Total liabilities	1,994,341	1,959,734

Stockholders' equity:
Common stock, $.01 par value; 570,000 authorized 193,469 issued and 141,172 outstanding in 2011 191,512 issued and 149,427 outstanding in 2010	1,935	1,915
Treasury stock, at cost; 52,297 in 2011; 42,085 in 2010	(1,583,313)	(1,268,456)
Additional paid-in capital	1,848,995	1,784,826
Accumulated other comprehensive income	60,469	41,081
Retained earnings	4,182,905	3,639,800
Total stockholders' equity	4,510,991	4,199,166
Total liabilities and stockholders' equity	$6,505,332	$6,158,900

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Revenues:
Management fees charged to operating subsidiaries	$261,798	$208,453	$252,962

Expenses:
Selling, general and administrative	200,005	170,524	214,733
Depreciation and amortization	1,297	939	2,208
Interest expense	101,174	82,590	88,250
Total expenses	302,476	254,053	305,191

Investment and other income, net	2,353	629	8,456

Loss before income taxes and equity in net earnings of subsidiaries	(38,325)	(44,971)	(43,773)

Benefit for income taxes	14,069	16,239	16,415

Income (loss) before equity in net earnings of subsidiaries	(24,256)	(28,732)	(27,358)

Equity in net earnings of subsidiaries	567,361	467,348	269,659

Net earnings	$543,105	$438,616	$242,301

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Net cash from operating activities	$(170,263)	$(21,032)	$114,403
Cash flows from investing activities:
Capital expenditures, net	(2,414)	518	275
Proceeds from the sales and maturities of investments	624,559	196,052	308,742
Purchases of investments and other	(1,155,558)	---	(259,955)
Capital contributions to subsidiaries	(140,192)	(142,271)	(293,750)
Dividends from subsidiaries	745,403	530,589	635,137
(Payments) / Proceeds for acquisitions, net	(7,616)	(102,356)	10,197
Net cash from investing activities	64,182	482,532	400,646

Cash flows from financing activities:
Proceeds from issuance of stock	44,624	15,484	1,224
Payments for repurchase of stock	(336,219)	(4,888)	(32,796)
Repayment of debt	(380,029)	---	(294,930)
Repayment of note to subsidiaries	---	(4,235)	(28,728)
Proceeds from issuance of debt	589,867	---	---
Excess tax benefit from stock compensation	7,619	2,925	604
Net cash from financing activities	(74,138)	9,286	(354,626)
Net change in cash and cash equivalents	(180,219)	470,786	160,423
Cash and cash equivalents at beginning of period	814,811	344,025	183,602
Cash and cash equivalents at end of period	$634,592	$814,811	$344,025

See accompanying notes to the condensed financial statements.

COVENTRY HEALTH CARE, INC.
SCHEDULE I – PARENT COMPANY ONLY FINANCIAL INFORMATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

A.BASIS OF PRESENTATION

Coventry Health Care, Inc. parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K.  The accounting policies for the Company are the same as those described in Note A, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements.  The accounts of all subsidiaries are excluded from the parent company financial information.

For information regarding the Company’s debt, commitments and contingencies and income taxes, refer to the respective notes to the consolidated financial statements.

B.     SUBSIDIARY TRANSACTIONS

Through intercompany service agreements approved, if required, by state regulatory authorities, the parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries.

The captions “Capital contributions to subsidiaries” and “Dividends from subsidiaries” on the condensed statements of cash flows include amounts from our regulated and non-regulated subsidiaries. During 2011, 2010 and 2009 we received $489.4 million, $319.4 million and $121.0 million, respectively, in dividends from our regulated subsidiaries and infused $122.0 million, $11.5 million and $293.8 million, respectively, in capital contributions into our regulated subsidiaries.

3. Exhibits Required To Be Filed By Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

3.1
Restated Certificate of Incorporation of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006, filed on August 9, 2006).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. (Incorporated by reference to Exhibit 3.1 to Coventry's Current Report on Form 8-K filed on March 10, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

4.2
Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, a national banking association, as Trustee (Included as Exhibit A to the Indenture for the 2012 Notes incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.3
Form of Note for the 2012 Notes issued pursuant to the Indenture for the 2012 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.4
Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.5
Form of Note for the 2015 Notes issued pursuant to the Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (Included as Exhibit A to the Indenture for the 2015 Notes incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.6
Registration Rights Agreement for the 2012 Notes, dated as of January 28, 2005, by and among Coventry Health Care, Inc., as Issuer, and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities, BNP Paribas, BNY Capital Markets, Inc. and Piper Jaffray & Co., as the Initial Purchasers (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.7
Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry Health Care, Inc., as Issuer, and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities, BNP Paribas, BNY Capital Markets, Inc. and Piper Jaffray & Co., as the Initial Purchaser (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.8
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.9	Officers’ Certificate pursuant to the Indenture, dated as of March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.10
Global Note for the 2017 Notes, dated as of March 20, 2007, between Coventry Health Care, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.11
First Supplemental Indenture, dated as of August 27, 2007, among Coventry Health Care, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.12	Officers’ Certificate pursuant to the Indenture, dated as of August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.13
Global Note for the 2014 Notes, dated as of August 27, 2007, between Coventry Health Care, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.14
Second Supplemental Indenture, dated as of June 7, 2011, between Coventry Health Care, Inc. and Union Bank, National Association, a national banking association, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on June 7, 2011).

4.15		Officers’ Certificate pursuant to the Indenture, dated as of June 7, 2011 (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on June 7, 2011).

4.16
Global Note for the 2021 Note, dated as of June 7, 2011, between Coventry Health Care, Inc. and Union Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.5 to Coventry’s Current Report on Form 8-K filed on June 7, 2011).

10.1
Amended and Restated Credit Agreement, dated as of July 11, 2007, by and among Coventry Health Care, Inc., as Borrower, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., Lehman Brothers Commercial Bank and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on July 17, 2007).

10.2
Credit Agreement, dated as of June 22, 2011, among Coventry Health Care, Inc., as Borrower, the initial lenders named therein, as Initial Lenders, the initial issuing banks named therein, as Initial Issuing Banks, JPMorgan Chase Bank, National Association, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, and J.P. Morgan Securities LLC, Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on June 22, 2011).

10.3	*
Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of April 30, 2009, effective as of January 26, 2009 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.4	*
Amendment No. 1 to Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of June 16, 2010 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on June 17, 2010).

10.5	*
Amendment No. 2 to Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of January 31, 2012, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 6, 2012).

10.6	*
Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, executed as of May 17, 2009, effective as of February 2, 2009 (Incorporated by reference to Exhibit 10.7 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, filed on February 26, 2010, as amended on March 12, 2010).

10.7	*
Amendment No. 1 to Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, executed as of February 7, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 9, 2012).

10.8	*
Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective as of January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.9	*
Employment Agreement between Coventry Health Care, Inc. and Michael D. Bahr, dated as of May 18, 2010 (Incorporated by referenced to Exhibit 10.11 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on February 25, 2011).

10.10	*
Employment Agreement between Coventry Health Care, Inc. and Randy Giles, dated as of April 29, 2011 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 5, 2011).

10.11	*	Employment Agreement dated October 30, 2010, between Coventry Health Care, Inc. and Kevin P. Conlin.

10.12	*
Employment Agreement between Coventry Health Care, Inc. and John J. Stelben, dated as of January 13, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on January 20, 2012).

10.13	*
Summary of Coventry Health Care, Inc. 2011 Executive Management Incentive Plan (Incorporated by referenced to Exhibit 10.14 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on February 25, 2011).

10.14	*	Summary of Coventry Health Care, Inc. 2012 Executive Management Incentive Plan (Incorporated by referenced to Coventry’s Current Report on Form 8-K filed on February 1, 2012).

10.15	*	2011 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on January 24, 2011).

10.16	*	2012 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by referenced to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 1, 2012).

10.17	*	2006 Compensation Program for Non-Employee Directors, effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.18	*
Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry's Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.19	*	Summary of Non-Employee Directors’ Compensation.

10.20	*
Coventry Health Care, Inc. Amended and Restated 1998 Stock Incentive Plan, amended as of June 5, 2003 (Incorporated by reference to Exhibit 10.15 to Coventry's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003, filed on March 10, 2004).

10.21	*	Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan, amended March 3, 2011 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on March 9, 2011).

10.22	*
Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.23	*
Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, filed on November 8, 2006).

10.24	*	Form of Restrictive Covenants Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on October 2, 2008).

10.25	*
Form of Coventry Health Care, Inc. Restricted Stock Award Agreement (time-based) (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, filed on August 7, 2009).

10.26	*	Form of Performance Share Units Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010).

10.27	*
Form of Restricted Stock Award Agreement (performance-based) (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010).

10.28	*	Form of Performance Share Units Agreement (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.).

10.29	*	Form of Restricted Stock Unit Award Agreement (performance-based) (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.).

10.30	*	Executive Incentive Compensation Recoupment Policy adopted March 3, 2011 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on March 9, 2011).

10.31	*
Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.32	*
Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004, effective as of May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, filed on August 9, 2005).

10.33	*
Third Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as “The Coventry Health Care, Inc. 401(k) Restoration and Deferred Compensation Plan”), effective as of December 22, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on February 28, 2007).

10.34
Settlement Agreement in the matter of Clark A. Gunderson, M.D., et al. vs. F. A. Richard & Associates, Inc., et al., filed on February 2, 2011 in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, Suit Number: 2004-2417, Division: “D” (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on February 25, 2011).

12		Computation of Ratio of Earnings to Fixed Charges.

14
Code of Business Conduct and Ethics, initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005, November 1, 2006, November 11, 2010, March 3, 2011, and November 16, 2011 (Incorporated by reference to Exhibit 14.1 to Coventry’s Current Report on Form 8-K filed on November 22, 2011).

21		Subsidiaries of the Registrant.

23		Consent of Ernst & Young LLP.

31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director.

31.2
Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 27, 2012	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer
and Chairman

Date:	February 27, 2012	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer
and Treasurer

Date:	February 27, 2012	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (Principal Function)	Date

By: /s/ Allen F. Wise	Chief Executive Officer and Chairman	February 27, 2012
Allen F. Wise

By: /s/ Joel Ackerman	Director	February 27, 2012
Joel Ackerman

By: /s/ L. Dale Crandall	Director	February 27, 2012
L. Dale Crandall

By: /s/ Lawrence N. Kugelman	Director	February 27, 2012
Lawrence N. Kugelman

By: /s/ Daniel N. Mendelson	Director	February 27, 2012
Daniel N. Mendelson

By: /s/ Rodman W. Moorhead, III	Director	February 27, 2012
Rodman W. Moorhead, III

By: /s/ Michael A. Stocker, M.D.	Director	February 27, 2012
Michael A. Stocker, M.D.

By: /s/ Joseph R. Swedish	Director	February 27, 2012
Joseph R. Swedish

By: /s/ Elizabeth E. Tallett	Director	February 27, 2012
Elizabeth E. Tallett

By: /s/ Timothy T. Weglicki	Director	February 27, 2012
Timothy T. Weglicki

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

10.11	Employment Agreement dated October 30, 2010, between Coventry Health Care, Inc. and Kevin P. Conlin.

10.19	Summary of Non-Employee Directors’ Compensation.

10.28	Form of Performance Share Units Agreement (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.).

10.29	Form of Restricted Stock Unit Award Agreement (performance-based) (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director.

31.2
Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Director, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Note:	This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.