Form 10-Q
period 2012-03-31
COVENTRY HEALTH CARE INC
filed 2012-05-08
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012

Common Stock $.01 Par Value	142,858,289

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1: Financial Statements

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,744,983	$1,579,003
Short-term investments	118,414	116,205
Accounts receivable, net	254,442	270,263
Other receivables, net	800,536	717,736
Other current assets	200,443	286,301
Total current assets	3,118,818	2,969,508

Long-term investments	2,634,646	2,635,309
Property and equipment, net	259,704	255,485
Goodwill	2,592,522	2,548,834
Other intangible assets, net	375,951	367,533
Other long-term assets	36,178	36,863
Total assets	$9,017,819	$8,813,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,469,034	$1,308,507
Accounts payable and other accrued liabilities	433,510	695,235
Deferred revenue	457,673	114,510
Current portion of long-term debt	-	233,903
Total current liabilities	2,360,217	2,352,155

Long-term debt	1,584,823	1,584,700
Other long-term liabilities	370,081	365,686
Total liabilities	4,315,121	4,302,541

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 194,577 issued and 142,295 outstanding in 2012 193,469 issued and 141,172 outstanding in 2011	1,946	1,935
Treasury stock, at cost; 52,282 in 2012; 52,297 in 2011	(1,583,020)	(1,583,313)
Additional paid-in capital	1,886,949	1,848,995
Accumulated other comprehensive income, net	60,935	60,469
Retained earnings	4,335,888	4,182,905
Total stockholders’ equity	4,702,698	4,510,991
Total liabilities and stockholders’ equity	$9,017,819	$8,813,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2012	2011
Operating revenues:
Managed care premiums	$3,386,268	$2,755,336
Management services	305,699	293,602
Total operating revenues	3,691,967	3,048,938

Operating expenses:
Medical costs	2,808,348	2,275,161
Cost of sales	67,952	67,898
Selling, general and administrative	502,888	498,590
Depreciation and amortization	36,303	35,816
Total operating expenses	3,415,491	2,877,465

Operating earnings	276,476	171,473

Interest expense	25,557	20,038
Other income, net	24,434	19,469

Earnings before income taxes	275,353	170,904

Provision for income taxes	104,634	60,671

Net earnings	$170,719	$110,233

Net earnings per share:
Basic earnings per common share	$1.21	$0.74
Diluted earnings per common share	$1.20	$0.73

Cash dividends declared per share	$0.125	$-

Other comprehensive income, net of tax:
Change in net unrealized gains/(losses) on investments	$466	$(6,479)
Comprehensive income	$171,185	$103,754

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$170,719	$110,233
Adjustments to earnings:
Depreciation and amortization	36,303	35,816
Amortization of stock compensation	9,014	8,227
RADV release	(132,977)	-
RADV release – deferred tax adjustment	50,531	-
Changes in assets and liabilities:
Restricted cash – litigation escrow	-	(150,500)
Accounts receivable, net	39,538	1,693
Other receivables, net	(84,455)	(52,202)
Medical liabilities	101,984	68,942
Accounts payable and other accrued liabilities	(145,907)	(35,478)
Deferred revenue	343,163	58,409
Other operating activities	32,602	(16,526)
Net cash from operating activities	420,515	28,614

Cash flows from investing activities:
Capital expenditures, net	(23,517)	(19,658)
Proceeds from sales of investments	249,120	247,498
Proceeds from maturities of investments	122,567	25,721
Purchases of investments	(345,530)	(736,539)
Payments for acquisitions, net of cash acquired	(46,980)	-
Net cash from investing activities	(44,340)	(482,978)

Cash flows from financing activities:
Proceeds from issuance of stock	25,404	8,865
Payments for repurchase of stock	(4,564)	(51,784)
Repayment of debt	(233,903)	-
Excess tax benefit from stock compensation	2,868	1,826
Net cash from financing activities	(210,195)	(41,093)

Net change in cash and cash equivalents	165,980	(495,457)

Cash and cash equivalents at beginning of period	1,579,003	1,853,988

Cash and cash equivalents at end of period	$1,744,983	$1,358,531

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2011. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year-end balance sheet data included in this report was derived from audited financial statements.

Significant Accounting Policies

Revenue Recognition

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Centers for Medicare and Medicaid Services (“CMS”) periodically performs audits and may seek return of premium payments made to the Company if risk adjustment factors are not properly supported by medical record data.  The Company estimates and records reserves for CMS audits based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology.

During the quarter ended March 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.”  Most importantly, CMS made significant changes regarding which contract years are subject to the CMS RADV audits and other core areas of the audit methodology.  As a result of this notice, the Company released RADV reserves, for contract years 2007 through 2011, resulting in an increase in operating earnings of $133.0 million during the quarter ended March 31, 2012.

B.	NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 requires additional fair value measurement disclosures, including: (a) quantitative information about the significant unobservable inputs used for Level 3 fair value measurements, a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, and a description of a company’s valuation process, (b) any transfers between Level 1 and 2, (c) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and (d) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 was effective for fiscal periods beginning after December 15, 2011. The Company adopted these disclosure requirements in the first quarter of 2012, as required. The adoption of ASU 2011-04 did not affect the Company’s financial position or results of operations and comprehensive income.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements. ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 in the first quarter of 2012 by presenting one continuous statement of comprehensive income. Other than a change in presentation, the adoption of ASU 2011-05 did not affect the Company’s financial position or results of operations and comprehensive income.

In July 2011, the FASB issued ASU 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 addresses the timing, recognition and classification of the annual health insurance industry assessment fee imposed on health insurers by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”). The mandatory annual fee of health insurers will be imposed for each calendar year beginning on or after January 1, 2014. This update requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. Although the federally mandated annual fee will be material, the adoption of ASU 2011-06 is not expected to materially affect the Company’s financial position or results of operations and comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in the first quarter of 2012, and it did not materially affect the Company’s financial position or results of operations and comprehensive income.

C.	SEGMENT INFORMATION

The Company reorganized the executive management team to better align resources and provide continued focus on areas of future growth.  As a result of this reorganization, the Company realigned its segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information.  As a result, the Company has the following three reportable segments: Commercial Programs, Government Programs, and Workers’ Compensation. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.

The Commercial Programs Division is primarily comprised of the Company’s traditional health plan based Commercial and Individual Risk business.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services, network rental and behavioral health benefits products.

The Government Programs Division includes the Company’s Medicare Part D and traditional health plan based Medicare Advantage and Medicaid products.

The Workers’ Compensation Division is comprised of fee-based, managed care services such as provider network access, bill review, care management services and pharmacy benefit management to underwriters and administrators of workers’ compensation insurance.

The tables below summarize the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources.  A reconciliation of gross margin to operating earnings at a consolidated level is also provided.  Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker.  The dollar amounts in the segment tables are presented in thousands. The Company’s segment presentation for the first quarter of 2011 has been reclassified to conform to the 2012 presentation.

	Quarter Ended March 31, 2012
	Commercial Programs Division	Government Programs Division	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$1,481,275	$1,915,795	$-	$(10,802)	$3,386,268
Management services	113,777	-	191,922	-	305,699
Total operating revenues	1,595,052	1,915,795	191,922	(10,802)	3,691,967
Medical costs	1,177,985	1,641,165	-	(10,802)	2,808,348
Cost of sales	-	-	67,952	-	67,952
Gross margin	$417,067	$274,630	$123,970	$-	$815,667

Selling, general and administrative					502,888
Depreciation and amortization					36,303
Operating earnings					$276,476

	Quarter Ended March 31, 2011
	Commercial Programs Division	Government Programs Division	Workers’ Comp.	Elim.	Total
Operating revenues
Managed care premiums	$1,501,854	$1,260,753	$-	$(7,271)	$2,755,336
Management services	102,039	-	191,563	-	293,602
Total operating revenues	1,603,893	1,260,753	191,563	(7,271)	3,048,938
Medical costs	1,189,687	1,092,745	-	(7,271)	2,275,161
Cost of sales	-	-	67,898	-	67,898
Gross margin	$414,206	$168,008	$123,665	$-	$705,879

Selling, general and administrative					498,590
Depreciation and amortization					35,816
Operating earnings					$171,473

D.	DEBT

The Company’s outstanding debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

5.875% Senior notes due 1/15/12	$-	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $549 at March 31, 2012	374,548	374,490
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $703 at March 31, 2012	382,532	382,497
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,102 at March 31, 2012	598,898	598,868
Total debt, including current portion	1,584,823	1,818,603
Less current portion of total debt	-	233,903
Total long-term debt	$1,584,823	$1,584,700

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.

In June 2011, the Company entered into a Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion.  As of March 31, 2012, there were no amounts outstanding under the Credit Facility.

The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of March 31, 2012, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

E.	CONTINGENCIES

Legal Proceedings

In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional errors and omissions liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate have a material adverse effect on its consolidated financial position or results of operations and comprehensive income.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation set-aside product. The Company is fully cooperating and is providing the requested information. The Company cannot predict what, if any, actions may be taken by the U.S. Attorney. However, based on the information known to date, the Company does not believe that the outcome of this investigation will have a material adverse effect on its financial position or results of operations and comprehensive income.

On September 3, 2009, a shareholder filed a putative securities class action against the Company and three of its current and former officers in the federal district court of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. The purported class period is February 9, 2007 to October 22, 2008. The consolidated and amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly with respect to the profit margins for its Medicare Private-Fee-For-Service products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company filed a motion for reconsideration with respect to that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The motion for reconsideration was denied, but the court did rule that the class period was further restricted to April 25, 2008 to June 18, 2008.  The Company will vigorously defend against the allegations in the lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations and comprehensive income.

On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company filed a motion for reconsideration of the court’s March 31, 2011 Order and filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. Both of those motions were denied. The Company will vigorously defend against the allegations in the consolidated lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations and comprehensive income.

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

The Company is unable to estimate losses or ranges of losses because the Company cannot predict when the Pennsylvania state court will render a decision, the amount of the insolvency, if any, the amount and timing of any associated guaranty fund assessments or the availability and amount of any potential offsets, such as an offset of any premium taxes otherwise payable by the Company. Based on information known to date, the Company cannot predict the outcome of this matter.  However, an assessment could have a material adverse effect on the Company’s financial position and results of operations and comprehensive income.

F.	INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Realized gains and losses on the sale of investments are determined on a specific identification basis.

The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of March 31, 2012
State and municipal bonds	$1,018,304	$59,269	$(1,249)	$1,076,324
U.S. Treasury securities	83,234	1,574	(246)	84,562
Government-sponsored enterprise securities (1)	63,515	1,751	(19)	65,247
Residential mortgage-backed securities (2)	349,196	14,405	(95)	363,506
Commercial mortgage-backed securities	13,548	1,171	-	14,719
Asset-backed securities (3)	13,423	575	-	13,998
Corporate debt and other securities	1,091,337	25,555	(2,798)	1,114,094
	$2,632,557	$104,300	$(4,407)	$2,732,450
Equity method investments (4)				20,610
				$2,753,060

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
As of December 31, 2011
State and municipal bonds	$970,746	$62,215	$(7)	$1,032,954
U.S. Treasury securities	88,934	2,410	(4)	91,340
Government-sponsored enterprise securities (1)	140,595	2,694	(11)	143,278
Residential mortgage-backed securities (2)	354,713	14,097	(12)	368,798
Commercial mortgage-backed securities	13,801	1,024	-	14,825
Asset-backed securities (3)	12,840	664	-	13,504
Corporate debt and other securities	1,051,874	23,804	(10,178)	1,065,500
	$2,633,503	$106,908	$(10,212)	$2,730,199
Equity method investments (4)				21,315
				$2,751,514

(1)  Includes FDIC-insured Temporary Liquidity Guarantee Program securities.
(2) Agency pass-through, with the timely payment of principal and interest guaranteed.
(3) Includes auto loans, credit card debt, and rate reduction bonds.
(4) Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Maturities:
Within 1 year	$277,127	$278,446	$315,362	$317,067
1 to 5 years	912,228	938,739	984,503	1,006,221
5 to 10 years	597,805	635,188	536,577	574,207
Over 10 years	845,397	880,077	797,061	832,704
Total	$2,632,557	$2,732,450	$2,633,503	$2,730,199

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.

Gross investment gains of $4.3 million and no gross investment losses were realized on sales of investments for the quarter ended March 31, 2012. This compares to gross investment gains of $1.7 million and gross investment losses of $0.1 million realized on sales of investments for the quarter ended March 31, 2011.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive income.

The following table shows the Company’s investments’ gross unrealized losses and fair value at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

At March 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$64,314	$(1,249)	$-	$-	$64,314	$(1,249)
U.S. Treasury securities	22,057	(246)	-	-	22,057	(246)
Government-sponsored enterprise securities	3,510	(19)	-	-	3,510	(19)
Residential mortgage-backed securities	16,229	(94)	41	(1)	16,270	(95)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	217,318	(2,149)	40,664	(649)	257,982	(2,798)
Total	$323,428	$(3,757)	$40,705	$(650)	$364,133	$(4,407)

At December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$-	$-	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	-	-	4,932	(4)
Government-sponsored enterprise securities	12,495	(11)	-	-	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt and other securities	350,294	(10,178)	-	-	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)

The unrealized losses presented in this table do not meet the criteria for treatment as an other-than-temporary impairment. The unrealized losses are the result of, among other factors, interest rate movements. The Company has not decided to sell, and it is not more-likely-than-not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.

The Company continues to review its investment portfolios under its impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and that other-than-temporary impairments may be recorded in future periods.

G.	FAIR VALUE MEASUREMENTS

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

The Company’s Level 2 securities primarily consist of government-sponsored enterprise securities, state and municipal bonds, mortgage-backed securities, asset-backed securities, corporate debt and money market funds.  The Company determines the estimated fair value for its Level 2 securities using the following methods: quoted prices for similar assets/liabilities in active markets, quoted prices for identical or similar assets in non-active markets (few transactions, limited information, non-current prices and high variability over time), inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities and default rates, among others), and inputs that are derived principally from or corroborated by other observable market data.

For the Company’s Level 2 assets, the following inputs and valuation techniques were utilized in determining the fair value of its financial instruments:

Cash Equivalents: Level 2 cash equivalents are valued using inputs that are principally from, or corroborated by, observable market data, primarily quoted prices for like or similar assets.

Government-Sponsored Enterprise Securities:  These securities primarily consist of bonds issued by government-sponsored enterprises, such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The fair value of government-sponsored enterprise securities is based upon observable market inputs such as quoted prices for like or similar assets, benchmark yields, reported trades and credit spreads.

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

The Company no longer has Level 3 securities.  Prior to March 31, 2011, the Company’s Level 3 securities primarily consisted of corporate financial holdings, mortgage-backed securities and asset-backed securities that were thinly traded due to market volatility and lack of liquidity.  The Company determined the estimated fair value for its Level 3 securities using unobservable inputs that could not be corroborated by observable market data including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.

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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2012	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,744,983	$1,574,085	$170,898	$-
State and municipal bonds	1,076,324	-	1,076,324	-
U.S. Treasury securities	84,562	84,562	-	-
Government-sponsored enterprise securities	65,247	-	65,247	-
Residential mortgage-backed securities	363,506	-	363,506	-
Commercial mortgage-backed securities	14,719	-	14,719	-
Asset-backed securities	13,998	-	13,998	-
Corporate debt and other securities	1,114,094	-	1,114,094	-
Total	$4,477,433	$1,658,647	$2,818,786	$-

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,579,003	$1,449,883	$129,120	$-
State and municipal bonds	1,032,954	-	1,032,954	-
U.S. Treasury securities	91,340	91,340	-	-
Government-sponsored enterprise securities	143,278	-	143,278	-
Residential mortgage-backed securities	368,798	-	368,798	-
Commercial mortgage-backed securities	14,825	-	14,825	-
Asset-backed securities	13,504	-	13,504	-
Corporate debt and other securities	1,065,500	11,598	1,053,902	-
Total	$4,309,202	$1,552,821	$2,756,381	$-

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter ended March 31, 2012, there were no transfers between Level 1 and Level 2. During the quarter ended March 31, 2012 there were no transfers to (from) Level 3 and, accordingly, a table summarizing changes in fair value of the Company’s financial assets for the quarter ended March 30, 2012 is not presented. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter ended March 31, 2011 (in thousands):

Quarter Ended March 31, 2011

	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers (from) Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(273)	(16)	(7)	(250)
Settlements	-	-	-	-
Ending Balance, March 31, 2011	$-	$-	$-	$-
(1) The Company no longer relied upon broker quotes or other models involving unobservable inputs to value these securities, as there were sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011.

Financial Liabilities

The Company’s fair value of its publicly-traded debt (senior notes) is based on level 2 inputs including quoted market prices for the same or similar debt or, if no quoted market prices are available, on the current market observable rates estimated to be available to the Company for debt of similar terms and remaining maturities.  The carrying value of the senior notes (including the long-term and current portions) was $1.58 billion at March 31, 2012 and $1.82 billion at December 31, 2011.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.75 billion at March 31, 2012 and $1.99 billion at December 31, 2011.

The carrying value of the revolving credit facility approximated the fair value due to the short maturity dates of the draws.  The Company had no outstanding borrowings under its current credit facility at March 31, 2012.

H.	STOCK-BASED COMPENSATION

Performance Share Units

Performance share units (“PSUs”) represent hypothetical shares of the Company’s common stock and vest (if at all) based upon the achievement of certain performance goals and other criteria as of December 31, 2013. The Company granted 247,194 PSUs during the quarter ended March 31, 2012 but did not record compensation expense related to the PSUs as the performance goals for the two-year cumulative period have not been set, and therefore the measurement criteria has not been established for accounting purposes.

I.	SHAREHOLDERS’ EQUITY

Dividends

On March 12, 2012, the Board of Directors declared a quarterly cash dividend to its shareholders. A quarterly cash dividend of $0.125 per share, or $17.7 million in the aggregate, was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at March 31, 2012, and subsequently paid on April 9, 2012 to all shareholders of record as of the close of business on March 23, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

J.	EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on the respective rights to receive dividends.  Coventry grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.  These unvested awards meet the definition of participating securities. In accordance with ASC 260, “Earnings Per Share”, the two-class method has been applied to all periods presented.  The Company previously calculated EPS under the treasury stock method.  The application of the two-class method resulted in an immaterial decrease of $0.01 to previously reported basic and diluted EPS for the quarter ended March 31, 2011.

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 7.5 million and 7.8 million shares for the quarters ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were anti-dilutive.

The table below provides the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Quarters Ended March 31,
	2012	2011
	(in thousands, except for per share data)
Basic earnings per common share
Net Earnings	$170,719	$110,233
Less: Distributed and undistributed earnings allocated to participating securities	(2,472)	(1,637)
Net earnings allocable to common shares	$168,247	$108,596

Basic weighted average common shares outstanding	139,323	147,219
Basic earnings per common share	$1.21	$0.74

Diluted earnings per common share
Net Earnings	$170,719	$110,233
Less: Distributed and undistributed earnings allocated to participating securities	(2,459)	(1,627)
Net earnings allocable to common shares	$168,260	$108,606

Basic weighted average common shares outstanding	139,323	147,219
Effect of dilutive options	844	956
Diluted weighted average common shares outstanding	140,167	148,175
Diluted earnings per common share	$1.20	$0.73

K.	OTHER DISCLOSURES

Other Income, net

Other income, net includes interest income of $18.4 million and $17.0 million for the quarters ended March 31, 2012 and 2011, respectively. Other income, net also includes gains on disposal of investments of $4.3 million and $1.6 million for the quarters ended March 31, 2012 and 2011, respectively.

Concentration of Credit Risk

The Company is a provider of health insurance coverage to State of Illinois employees and their dependents.   As of March 31, 2012, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $26.8 million, which represents five months of health insurance premiums. As of December 31, 2011, the Company had an outstanding premium receivable from the State of Illinois of approximately $49.9 million.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.

The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of March 31, 2012.  The Company has a risk of incurring losses if such allowances are not adequate.

The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $319.2 million and $280.5 million as of March 31, 2012 and December 31, 2011, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

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

These forward–looking statements may be affected by a number of factors, including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and contained in Part II, Item 1A, “Risk Factors,” of this quarterly report on Form 10-Q, and as may be further updated from time to time in our  subsequent quarterly reports on Form 10-Q. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.

The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2012 and 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, including the critical accounting policies discussed therein.

Summary of First Quarter 2012 Performance

●	Operating revenues of $3.7 billion, an increase of 21.1% from the prior year quarter.
●	Diluted earnings per common share of $1.20 compared to $0.73 from the prior year quarter.
●
Total membership of 5,262,000, an increase of 709,000 members from the prior year quarter, driven by growth across the Company’s government programs in Medicare Advantage, Medicare Part D and Medicaid.

●	Cash flows from operations of $420.5 million, which includes the early receipt of the April Medicare premium payment from the Centers for Medicare and Medicaid Services (“CMS”).
●	Debt to capital ratio of 25.2%, a decrease of 2.1% from the prior year quarter due to the repayment of $233.9 million of senior notes which matured in January 2012.

New Accounting Standards

See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to the new accounting standards, which is incorporated herein by reference.

Membership

The following table presents our membership (in thousands):

	As of March 31,		Increase
Membership by Product	2012	2011	(Decrease)
Health Plan Commercial Risk	1,549	1,636	(87)
Health Plan Commercial ASO	725	688	37
Medicare Advantage CCP	250	219	31
Medicaid Risk	924	468	456
Other National ASO	356	383	(27)
Medicare Part D	1,458	1,159	299
Total Membership	5,262	4,553	709

Medicaid Risk membership increased 456,000 from the prior year quarter, primarily as a result of the new contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program and the acquisition of Children’s Mercy’s Family Health Partners (“FHP”). The Kentucky contract was awarded effective in the fourth quarter of 2011, and the acquisition of FHP was completed in the first quarter of 2012. The decrease in Health Plan Commercial Risk is due to attrition, in-group changes and certain groups moving from Commercial Risk to Administrative Services Only (“ASO”) products primarily in our Missouri, Florida, Illinois and Pennsylvania markets. This membership decline is partially offset by same-store growth in the Kansas and Georgia markets. The increase in Medicare Part D membership of 299,000 reflects the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.

Results of Operations

The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of operations for the quarters ended March 31, 2012 and 2011 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended March 31,		Increase
	2012	2011	(Decrease)
Total operating revenues	$3,691,967	$3,048,938	21.1%
Operating earnings	$276,476	$171,473	61.2%
Operating earnings as a percentage of revenues	7.5%	5.6%	1.9%
Net Earnings	$170,719	$110,233	54.9%
Diluted earnings per share	$1.20	$0.73	64.4%
Selling, general and administrative as a percentage of revenue	13.6%	16.4%	(2.8%)

Comparison of Quarters Ended March 31, 2012 and 2011

Managed Care Premiums

Managed care premium revenue increased primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky effective November 2011, and the acquisition of FHP effective January 1, 2012.  The increase is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.

Medicare Advantage revenue increased over the prior year quarter as a result of the Risk Adjustment Data Validation (“RADV”) audit reserve releases.  On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” Most importantly, CMS made significant changes regarding which contract years will be subject to the CMS RADV audits and altered other core areas of the audit methodology. We maintain reserves for our exposure to the RADV audits, and during the first quarter of 2012 released RADV audit reserves, related to the 2007 through 2011 contract years, resulting in an increase in operating earnings of $133.0 million. Medicare Advantage revenue also increased as a result of organic membership growth.

Managed care premium revenue also increased as a result of minimum medical loss ratio rebate accrual reductions related to new guidance on capitated medical contracts issued in 2012 and increases in the average Commercial realized premium per member per month (“PMPM”), partially offset by Commercial membership declines.

Medical Costs and Cost of Sales

Medical costs increased primarily as a result of the Kentucky Medicaid expansion and the acquisition of FHP, as well as the Medicare Part D membership growth and medical trend.  Medical costs also increased as a result of organic membership growth for Medicare Advantage and Medicaid.  This was partially offset by the decrease in Commercial membership, as noted above.  Total medical costs as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 0.3% over the prior year quarter, from 82.6% to 82.9%, as a result of the increased Medicaid MLR results partially offset by the Medicare Advantage RADV audit reserve releases during the current year quarter.  The overall MLR also increased due to a higher mix of Medicare Advantage and Medicaid members, which operate at a higher MLR, in the current quarter compared to the prior year quarter.

The overall Medicaid MLR increased to 100.0% in the current quarter primarily due to higher medical costs associated with the Kentucky Medicaid contract with an incurred MLR of 120.9%.  The higher medical loss ratio associated with Kentucky Medicaid related primarily to higher utilization as a result of adverse member selection especially in regions with high cost provider systems and high utilization in pharmacy and mental health as well as delays in implementing risk adjusted revenue.  The higher costs are also related to transitioning a highly unmanaged Medicaid population to a managed care environment where we have several initiatives to improve care and improve pharmaceutical, mental health care, and other costs.

Cost of sales associated with the Workers’ Compensation division was largely consistent with the prior year.

Selling, General and Administrative

Selling, general and administrative expense, as a percentage of revenue, decreased from the prior year quarter primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.

Selling, general and administrative expense increased in the aggregate primarily due to normal operating costs associated with the Kentucky Medicaid expansion and the FHP acquisition including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also attributable to additional salaries and benefits associated with an increase in the number of full-time employees associated with the growth of the Medicare Part D products.

Depreciation and Amortization

Depreciation and amortization expense was higher during the current year quarter primarily due to the amortization associated with the FHP intangible assets.

Interest Expense and Other Income, Net

Interest expense increased due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 in the second quarter of 2011.  This was partially offset by lower interest expense associated with the repayment of $233.9 million outstanding balance of our 5.875% Senior Notes at maturity in January 2012 and the repayment of our revolving credit facility in the second quarter of 2011.

Other income, net increased as income in the current quarter included larger realized gains on the sales of investments.

Income Taxes

The provision for income taxes increased from the prior year quarter primarily due to an increase in earnings and, to a lesser extent, due to an increase in the effective tax rate. The effective tax rate on operations increased to 38.0% as compared to 35.5% for the prior year quarter, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.

Segment Results

We reorganized the executive management team to better align resources and provide continued focus on areas of future growth.  As a result of this reorganization, we realigned our segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information.  As a result, our reportable segments have changed to the following three reportable segments: Commercial Programs, Government Programs and Workers’ Compensation.

Our segment presentation for the first quarter of 2011 has been reclassified to conform to the 2012 presentation.  For additional information regarding our segments, refer to Note C, Segment Information, in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

	Quarters Ended March 31,		Increase
	2012	2011	(Decrease)
Operating Revenues (in thousands)

Commercial Risk	$1,481,275	$1,501,854	$(20,579)
Commercial Management Services	113,777	102,039	11,738
Commercial Programs Division	1,595,052	1,603,893	(8,841)
Medicare Advantage	834,312	591,242	243,070
Medicaid Risk	668,060	311,066	356,994
Medicare Part D	413,423	358,445	54,978
Government Programs Division	1,915,795	1,260,753	655,042
Workers’ Compensation	191,922	191,563	359
Other/Eliminations	(10,802)	(7,271)	(3,531)
Total Operating Revenues	$3,691,967	$3,048,938	$643,029

Gross Margin (in thousands)

Commercial Division Programs	$417,067	$414,206	$2,861
Government Division Programs	274,630	168,008	106,622
Workers’ Compensation	123,970	123,665	305
Other/Eliminations	-	-	-
Total Gross Margin	$815,667	$705,879	$109,788

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health Plan Commercial Risk	$311.92	$301.54	3.4%
Medicare Advantage Risk	$1,048.93	$883.09	18.8%
Medicare Advantage Risk excluding RADV release (1)	$923.87	$883.09	4.6%
Medicare Part D (2)	$85.44	$90.86	(6.0%)
Medicaid Risk	$238.74	$221.16	7.9%

Medical Loss Ratios:
Health Plan Commercial Risk	79.9%	80.0%	(0.1%)
Medicare Advantage Risk	74.1%	84.2%	(10.1%)
Medicare Advantage Risk excluding RADV release (1)	82.9%	84.2%	(1.3%)
Medicare Part D	94.9%	95.8%	(0.9%)
Medicaid Risk	100.0%	86.0%	14.0%
Total MLR	82.9%	82.6%	0.3%

(1)
When reviewing the premium yield and MLR for the Medicare Advantage Risk business, we believe that adjusting for the RADV audit reserve release recorded in the first quarter of 2012 is useful to understand the results of the Medicare Advantage Risk business because of our expectation that the adjustment will not occur again in the near future.

(2)	Revenue per member per month for Medicare Part D excludes the effect of the CMS risk-share premium adjustments and revenue ceded to external parties.

Commercial Programs Division

Quarters Ended March 31, 2012 and 2011

Commercial risk revenue decreased over the prior year quarter due to lower membership as a result of attrition, in-group changes and certain groups moving from Commercial Risk to ASO products.  This decrease was partially offset by minimum medical loss ratio rebate accrual reductions of $28.7 million and an increase in the average realized premium PMPM due to renewal rate increases.

The gross margin for this Division increased from the prior year quarter primarily due to higher favorable IBNR reserve development, minimum medical loss ratio rebate accrual reductions and an increase in the average realized premium PMPM due to renewal rate increases.  This was offset by an increase in medical trends and a decline in Commercial Risk membership. The Commercial Risk MLR for the quarter ended March 31, 2012 was largely consistent with 2011 period.

Government Programs Division

Quarters Ended March 31, 2012 and 2011

Medicaid revenue increased primarily as a result of the new contract with the Commonwealth of Kentucky effective November 2011, and the acquisition of FHP effective January 1, 2012. Medicare Advantage revenue increased over the prior year quarter primarily as a result of the RADV audit reserve releases.  Medicaid and Medicare Advantage revenue also increased as a result of organic membership growth.  The revenue increase is also due to slight increases in the Medicare Advantage and Medicaid Risk premium PMPMs as compared to the prior year quarter.

The revenue increase is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in product offerings from two in 2011 to three in 2012.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium was $95.60 PMPM in 2012 compared to $103.10 PMPM in 2011.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premiums for 2012 decreased to $85.44 PMPM, compared to $90.86 PMPM in 2011, primarily due to the addition of a new lower priced premium product in 2012.

When reviewing the premium yield for the Medicare Part D business, we believe that adjusting for the ceded revenue is useful for comparisons to competitors that may not have similar ceding arrangements. When reviewing the Medicare Part D business, adjusting for the risk sharing amounts is useful to understand the results of the Medicare Part D business because of our expectation that the risk sharing revenue will eventually be insignificant on a full year basis.

The increase in gross margin was driven primarily by the Medicare Advantage RADV audit reserve releases and premium PMPM increases for Medicare Advantage and Medicaid Risk.  These increases were offset by higher Medicaid Risk MLR.  The higher Medicaid Risk MLR was driven by high medical costs associated with the new Kentucky business. The Medicare Part D MLR was lower than the prior year period as a result of improved performance in our basic benefit product in 2012.

Workers’ Compensation Division

Quarters Ended March 31, 2012 and 2011

Workers’ Compensation division revenue and gross margin was largely consistent with the prior year period.

Liquidity and Capital Resources

Liquidity

Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes government and corporate securities with an average quality rating of “AA-” and an effective duration of 4.01 years as of March 31, 2012. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments and long-term investments, but excluding deposits of $74.2 million at March 31, 2012 and $74.0 million at December 31, 2011 that are restricted under state regulations increased by $167.5 million, to $4.5 billion at March 31, 2012 from $4.3 billion, at December 31, 2011.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note F, Investments, to the condensed consolidated financial statements, which is incorporated herein by reference.

On March 12, 2012, the Board of Directors declared a quarterly cash dividend to our shareholders.  A quarterly cash dividend of $0.125 per common share, or $17.7 million in the aggregate, was paid on April 9, 2012 to all shareholders of record as of the close of business on March 23, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, cash dividends, and any other reasonably likely future cash requirements. In addition, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits. Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q, and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10–K for the year ended December 31, 2011, for more information about how risks and uncertainties could materially affect our business.

Cash Flows

Net cash from operating activities for the quarter ended March 31, 2012 was an inflow as a result of net earnings, net of adjustments, and an increase in deferred revenue related to the early receipt of the April 2012 Medicare premium payment from CMS. Offsetting these inflows was a decrease in other payables primarily as a result of payments in the current quarter for the 2011 annual incentive compensation payments.

Our net cash from operating activities for the quarter ended March 31, 2012 increased by $391.9 million from the corresponding 2011 period.  The increase was a result of the deferred revenue related to the early receipt of the April 2012 Medicare premium payment from CMS and $150.5 million paid in 2011 to settle the provider class action litigation in Louisiana.  Offsetting this increase in net cash from operating activities was higher incentive compensation and timing of wage payments in the current quarter.

Net cash from investing activities was an outflow for the quarter ended March 31, 2012 primarily due to the acquisition of FHP and investment purchases during the period.  This outflow was partially offset by the proceeds received from the sales and maturities of investments.

Projected capital expenditures for fiscal year 2012 are estimated at $80 to $90 million and consist primarily of computer hardware, software and other equipment.

Net cash from financing activities was an outflow, primarily due to repayment of the $233.9 million outstanding balance of our 5.875% Senior Notes during the three months ended March 31, 2012.

Health Plans

Our regulated health maintenance organization and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the three months ended March 31, 2012, we received no dividends from our regulated subsidiaries and made $27.0 million in capital contributions to them.  We had approximately $2.0 billion of regulated capital and surplus at March 31, 2012.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.

Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.2 billion and $1.4 billion at March 31, 2012 and December 31, 2011, respectively.  The decrease resulted primarily from the repayment of our 5.875% Senior Notes, cash paid for the FHP acquisition and capital contributions made by the parent company, partially offset by earnings generated by our non-regulated entities.

Outlook

Commercial Programs Division – We expect our Commercial Risk membership to remain consistent throughout the remainder of 2012, as compared to our approximately 1.5 million members as of March 31, 2012.  The forecasted Commercial MLR is expected to be in the range of 81.0% to 82.0%, consistent with the 2011 MLR of 81.6%.

Government Programs Division – For our Medicare Advantage product, we anticipate slight growth throughout the remainder of 2012, as compared to our membership of 250,000 at March 31, 2012.  We expect the 2012 Medicare Advantage MLR to be in the low to mid 80%s excluding the favorable effect from the release of RADV audit reserves.

For our Medicaid business, we are forecasting 2012 membership to be in excess of 1,000,000 members, with an MLR in the mid-90%s. The anticipated membership growth is primarily due to new contracts with the State of Nebraska and the Commonwealth of Pennsylvania, which we expect to commence in the third quarter of 2012. We anticipate improvements in the Kentucky market MLR, compared to the current year period, as we work with the Commonwealth to implement a risk adjustment mechanism for revenue reimbursement and as we complete several initiatives to improve care and medical costs.  Additionally, we expect to receive a 5.3% rate increase on our Kentucky Medicaid contract effective October 1, 2012.

We anticipate membership in our Medicare Part D product to grow throughout the remainder of 2012, from 1,458,000 members at March 31, 2012, and be in excess of 1,500,000 members.  Our MLR expectation for 2012 is in the low to mid 80%s.

Workers’ Compensation Division – We expect our Workers’ Compensation Division revenue, cost of sales and selling, general and administrative expense will decrease in 2012 driven by the loss of a customer account.   We expect the gross margin for this division to be down by 2% to 5% due to the account loss.

Other – We expect selling, general, and administrative expenses to be in a range of $2.09 billion to $2.13 billion.  We expect our effective tax rate will range from 37.7% to 38.3% for 2012. Although the declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change, we expect to continue our quarterly cash dividend payments to our shareholders throughout 2012.

Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

These disclosures should be read in conjunction with the condensed consolidated financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information presented herein as well as in the Quantitative and Qualitative Disclosures About Market Risk section contained in our Annual Report on Form 10–K for the year ended December 31, 2011.

No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2011.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1: Legal Proceedings

See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 1A: Risk Factors

With the exception of the new risk factor below related to the Kentucky Medicaid program, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

       If we are unable to effectively implement and manage our Kentucky Medicaid program, including the implementation of appropriate risk adjustment revenue and management of the associated medical costs and the effect on our medical loss ratio ("MLR"), our financial position and results of operations and comprehensive income could be materially adversely affected.

       Effective November 1, 2011, we entered into a 32-month contract with the Commonwealth of Kentucky to provide services for Kentucky’s Medicaid program, which includes seven of Kentucky’s eight regions.  We have experienced negative financial results with respect to our Kentucky Medicaid business, including a high MLR.  We have instituted initiatives and taken other actions to effectively implement and manage our Kentucky Medicaid program, including the management of the associated medical costs.  There can be no assurance that these initiatives and actions will be successful.  If we are unable to effectively implement and manage our Kentucky Medicaid program, our financial position and results of operations and comprehensive income could be adversely affected.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about our purchases of our common shares during the quarter ended March 31, 2012 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program(2)

January 1-31, 2012	6	$30.65	-	16,474
February 1-29, 2012	89	$31.25	-	16,474
March 1-31, 2012	50	$32.33	-	16,474
Totals	145	$31.59	-	16,474

(1)	Includes shares purchased in connection with the vesting of restricted stock awards and performance share units to satisfy employees’ minimum statutory tax withholding obligations.
(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

ITEM 3: Defaults Upon Senior Securities

Not Applicable.

ITEM 4: Mine Safety Disclosures

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

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	May 8, 2012	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date:	May 8, 2012	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 8, 2012	By: /s/ John J. Ruhlmann
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

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.