Form 10-Q
period 2012-06-30
COVENTRY HEALTH CARE INC
filed 2012-08-06
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012

Common Stock $.01 Par Value	133,858,595

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1: Financial Statements
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,515,971	$1,579,003
Short-term investments	177,905	116,205
Accounts receivable, net	247,248	270,263
Other receivables, net	960,093	717,736
Other current assets	202,141	286,301
Total current assets	3,103,358	2,969,508

Long-term investments	2,535,006	2,635,309
Property and equipment, net	258,090	255,485
Goodwill	2,590,013	2,548,834
Other intangible assets, net	351,603	367,533
Other long-term assets	35,373	36,863
Total assets	$8,873,443	$8,813,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,491,359	$1,308,507
Accounts payable and other accrued liabilities	458,426	695,235
Deferred revenue	452,493	114,510
Current portion of long-term debt	—	233,903
Total current liabilities	2,402,278	2,352,155

Long-term debt	1,584,945	1,584,700
Other long-term liabilities	379,937	365,686
Total liabilities	4,367,160	4,302,541
Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized; 195,657 issued and 133,854 outstanding in 2012; 193,469 issued and 141,172 outstanding in 2011	1,957	1,935
Treasury stock, at cost; 61,803 in 2012; 52,297 in 2011	(1,890,377)	(1,583,313)
Additional paid-in capital	1,918,365	1,848,995
Accumulated other comprehensive income, net	65,774	60,469
Retained earnings	4,410,564	4,182,905
Total stockholders’ equity	4,506,283	4,510,991
Total liabilities and stockholders’ equity	$8,873,443	$8,813,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Managed care premiums	$3,209,662	$2,737,594	$6,595,930	$5,492,930
Management services	308,134	295,452	613,833	589,054
Total operating revenues	3,517,796	3,033,046	7,209,763	6,081,984
Operating expenses:
Medical costs	2,757,070	2,248,793	5,565,418	4,523,953
Cost of sales	67,228	70,194	135,181	138,092
Selling, general and administrative	504,575	484,879	1,007,462	983,470
Provider class action - release	—	(159,300)	—	(159,300)
Depreciation and amortization	43,720	33,379	80,023	69,195
Total operating expenses	3,372,593	2,677,945	6,788,084	5,555,410

Operating earnings	145,203	355,101	421,679	526,574

Interest expense	24,617	22,579	50,174	42,616
Other income, net	30,432	23,819	54,866	43,287

Earnings before income taxes	151,018	356,341	426,371	527,245

Provision for income taxes	59,275	131,846	163,909	192,517

Net earnings	$91,743	$224,495	$262,462	$334,728

Net earnings per share:
Basic earnings per common share	$0.65	$1.51	$1.86	$2.25
Diluted earnings per common share	$0.65	$1.50	$1.85	$2.23

Cash dividends declared per share	$0.125	$—	$0.250	$—

Other comprehensive income, net of tax:
Change in net unrealized gains on investments	$4,839	$12,661	$5,305	$6,182
Comprehensive income	$96,582	$237,156	$267,767	$340,910

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$262,462	$334,728
Adjustments to earnings:
Depreciation and amortization	80,023	69,195
Amortization of stock compensation	17,243	18,515
Provider class action - release	—	(159,300)
Provider class action - deferred tax adjustment	—	58,145
RADV release	(132,977)	—
RADV release – deferred tax adjustment	50,531	—
Changes in assets and liabilities:
Restricted cash – litigation escrow	—	(150,500)
Accounts receivable, net	46,949	12,704
Other receivables, net	(234,773)	(70,824)
Medical liabilities	128,127	40,704
Accounts payable and other accrued liabilities	(94,755)	(15,392)
Deferred revenue	337,983	55,185
Other operating activities	20,726	(6,654)
Net cash from operating activities	481,539	186,506

Cash flows from investing activities:
Capital expenditures, net	(41,129)	(34,995)
Proceeds from sales of investments	704,974	934,657
Proceeds from maturities of investments	129,587	55,215
Purchases of investments	(786,550)	(1,494,113)
Payments for acquisitions, net of cash acquired	(48,480)	(4,000)
Net cash from investing activities	(41,598)	(543,236)

Cash flows from financing activities:
Proceeds from issuance of stock	52,053	37,514
Payments for repurchase of stock	(309,724)	(106,824)
Proceeds from issuance of debt, net	—	590,305
Repayment of debt	(233,903)	(380,029)
Excess tax benefit from stock compensation	6,347	7,392
Payments for cash dividends	(17,746)	—
Net cash from financing activities	(502,973)	148,358

Net change in cash and cash equivalents	(63,032)	(208,372)

Cash and cash equivalents at beginning of period	1,579,003	1,853,988

Cash and cash equivalents at end of period	$1,515,971	$1,645,616

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
During the quarter ended March 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.” Most importantly, CMS made significant changes regarding which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. As a result of this notice, the Company released RADV reserves, for contract years 2007 through 2011, resulting in an increase in operating earnings of $133.0 million during the six months ended June 30, 2012, all of which occurred in the first quarter of 2012.

 B.    NEW ACCOUNTING STANDARDS
In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-06, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 addresses the timing, recognition and classification of the annual health insurance industry assessment fee imposed on health insurers by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”). The mandatory annual fee of health insurers will be imposed for each calendar year beginning on or after January 1, 2014. This update requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. Although the federally mandated annual fee will be material, the adoption of ASU 2011-06 is not expected to materially affect the Company’s financial position or results of operations and comprehensive income.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 requires additional fair value measurement disclosures, including: (a) quantitative information about the significant unobservable inputs used for Level 3 fair value measurements, a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, and a description of a company's valuation process, (b) any transfers between Level 1 and 2, (c) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and (d) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 was effective for fiscal periods beginning after December 15, 2011. The Company adopted these disclosure requirements in the first quarter of 2012, as required. The adoption of ASU 2011-04 did not affect the Company’s financial position or results of operations and comprehensive income.
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
The Government Programs Division includes the Company’s Medicare Part D and traditional health plan based Medicare Advantage and Medicaid products.
The Workers’ Compensation Division is comprised of fee-based, managed care services, such as provider network access, bill review, care management services and pharmacy benefit management, to underwriters and administrators of workers’ compensation insurance.
The tables below summarize the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources.  A reconciliation of gross margin to operating earnings at a consolidated level is also provided.  Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker.  The dollar amounts in the segment tables are presented in thousands. The Company’s segment presentation for 2011 has been reclassified to conform to the 2012 presentation.

	Quarter Ended June 30, 2012
	Commercial Programs Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,443,478	$1,776,847	$—	$(10,663)	$3,209,662
Management services	113,558	—	194,576	—	308,134
Total operating revenues	1,557,036	1,776,847	194,576	(10,663)	3,517,796
Medical costs	1,187,951	1,579,782	—	(10,663)	2,757,070
Cost of sales	—	—	67,228	—	67,228
Gross margin	$369,085	$197,065	$127,348	$—	$693,498

Selling, general and administrative					504,575
Depreciation and amortization					43,720
Operating earnings					$145,203

	Quarter Ended June 30, 2011
	Commercial Programs Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,521,617	$1,223,224	$—	$(7,247)	$2,737,594
Management services	95,393	—	200,059	—	295,452
Total operating revenues	1,617,010	1,223,224	200,059	(7,247)	3,033,046
Medical costs	1,218,005	1,038,035	—	(7,247)	2,248,793
Cost of sales	—	—	70,194	—	70,194
Gross margin	$399,005	$185,189	$129,865	$—	$714,059

Selling, general and administrative					484,879
Provider class action - release					(159,300)
Depreciation and amortization					33,379
Operating earnings					$355,101

	Six Months Ended June 30, 2012
	Commercial Programs Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$2,924,753	$3,692,642	$—	$(21,465)	$6,595,930
Management services	227,335	—	386,498	—	613,833
Total operating revenues	3,152,088	3,692,642	386,498	(21,465)	7,209,763
Medical costs	2,365,936	3,220,947	—	(21,465)	5,565,418
Cost of sales	—	—	135,181	—	135,181
Gross margin	$786,152	$471,695	$251,317	$—	$1,509,164

Selling, general and administrative					1,007,462
Depreciation and amortization					80,023
Operating earnings					$421,679

	Six Months Ended June 30, 2011
	Commercial Programs Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$3,023,471	$2,483,977	$—	$(14,518)	$5,492,930
Management services	197,432	—	391,622	—	589,054
Total operating revenues	3,220,903	2,483,977	391,622	(14,518)	6,081,984
Medical costs	2,407,691	2,130,780	—	(14,518)	4,523,953
Cost of sales	—	—	138,092	—	138,092
Gross margin	$813,212	$353,197	$253,530	$—	$1,419,939

Selling, general and administrative					983,470
Provider class action - release					(159,300)
Depreciation and amortization					69,195
Operating earnings					$526,574

 D.    DEBT
The Company’s outstanding debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
5.875% Senior notes due 1/15/12	$—	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $492 at June 30, 2012	374,605	374,490
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $668 at June 30, 2012	382,567	382,497
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,072 at June 30, 2012	598,928	598,868
Total debt, including current portion	1,584,945	1,818,603
Less current portion of total debt	—	233,903
Total long-term debt	$1,584,945	$1,584,700

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.
In June 2011, the Company entered into a Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1 billion.  As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under the Credit Facility.
The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of June 30, 2012, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

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
On September 3, 2009, a shareholder filed a putative securities class action against the Company and three of its current and former officers in the U.S District Court for the District of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. The purported class period is February 9, 2007 to October 22, 2008. The consolidated and amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly with respect to the profit margins for its Medicare Private-Fee-For-Service products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company filed a motion for reconsideration with respect to that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The motion for reconsideration was denied, but the court did rule that the class period was further restricted to April 25, 2008 to June 18, 2008.  The Company will vigorously defend against the allegations in the lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations and comprehensive income.
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
Where available information indicates that it is probable that a loss has been incurred as of the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues a liability of an estimated amount. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where a loss is reasonably possible or an exposure to a loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible loss or range of loss.
There is significant judgment required in both the probability determination and as to whether an exposure to a loss can be reasonably estimated. No estimate of the possible loss, or range of loss, in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above due to the inherently unpredictable nature of legal proceedings. These matters can be affected by various factors; including, but not limited to, the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory judgments, fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a judgment, fine or penalty is assessed. Therefore, although the Company considers the likelihood to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of the Company’s expectations, the Company’s financial position or results of operations and comprehensive income could be materially adversely affected.
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
The Commissioner of the Pennsylvania Insurance Department (“PID”) has placed Penn Treaty Network America Insurance Company and its subsidiary (collectively, “Penn Treaty”), neither of which is affiliated with the Company, in rehabilitation (an intermediate action before insolvency) and had petitioned the Commonwealth Court of Pennsylvania (the “Court”) for liquidation. On May 9, 2012, the Court disallowed efforts by the PID to liquidate Penn Treaty. Accordingly, the Court ordered that the PID “shall develop a plan of rehabilitation of the Companies [Penn Treaty], in consultation with the Intervenors, and shall submit a plan no later than ninety (90) days following the date of this Order.”
If Penn Treaty were to be liquidated, in future periods, the Company’s health plans and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through guaranty association assessments from various states in which Penn Treaty policyholders reside and in which the Company’s health plans and insurance subsidiaries write premiums. Such an assessment could have a material adverse effect on the Company’s financial position and results of operations and comprehensive income.

F.    INVESTMENTS
The Company considers all of its investments as available-for-sale securities. Realized gains and losses on the sale of investments are determined on a specific identification basis.
The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2012
State and municipal bonds	$1,073,585	$68,231	$(506)	$1,141,310
U.S. Treasury securities	79,706	1,184	(11)	80,879
Government-sponsored enterprise securities (1)	23,417	1,115	—	24,532
Residential mortgage-backed securities (2)	335,891	15,113	(123)	350,881
Commercial mortgage-backed securities	12,772	1,163	—	13,935
Asset-backed securities (3)	9,566	373	—	9,939
Corporate debt and other securities	1,050,565	23,230	(1,942)	1,071,853
	$2,585,502	$110,409	$(2,582)	$2,693,329
Equity method investments (4)				19,582
				$2,712,911

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2011
State and municipal bonds	$970,746	$62,215	$(7)	$1,032,954
U.S. Treasury securities	88,934	2,410	(4)	91,340
Government-sponsored enterprise securities (1)	140,595	2,694	(11)	143,278
Residential mortgage-backed securities (2)	354,713	14,097	(12)	368,798
Commercial mortgage-backed securities	13,801	1,024	—	14,825
Asset-backed securities (3)	12,840	664	—	13,504
Corporate debt and other securities	1,051,874	23,804	(10,178)	1,065,500
	$2,633,503	$106,908	$(10,212)	$2,730,199
Equity method investments (4)				21,315
				$2,751,514

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program (“TLGP”) securities as of December 31, 2011. As of June 30, 2012, the Company no longer held any TLGP securities.

(2)	Agency pass-through, with the timely payment of principal and interest guaranteed.

(3)	Includes auto loans, credit card debt, and rate reduction bonds.

(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.
The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturities:
Within 1 year	$354,206	$355,756	$315,362	$317,067
1 to 5 years	761,127	783,621	984,503	1,006,221
5 to 10 years	589,954	631,276	536,577	574,207
Over 10 years	880,215	922,676	797,061	832,704
Total	$2,585,502	$2,693,329	$2,633,503	$2,730,199

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.
Gross investment gains of $10.8 million and gross investment losses of $0.1 million were realized on sales of investments for the quarter ended June 30, 2012. This compares to gross investment gains of $4.1 million and no gross investment losses realized on sales of investments for the quarter ended June 30, 2011. Gross investment gains of $15.1 million and gross investment losses of $0.1 million were realized on sales of investments for the six months ended June 30, 2012. This compares to gross investment gains of $5.8 million and gross investment losses of $0.1 million realized on sales of investments for the six months ended June 30, 2011.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive income.
The following table shows the Company’s investments’ gross unrealized losses and fair value at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

At June 30, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$46,826	$(506)	$—	$—	$46,826	$(506)
U.S. Treasury securities	18,635	(11)	—	—	18,635	(11)
Government-sponsored enterprise securities	—	—	—	—	—	—
Residential mortgage-backed securities	11,606	(122)	52	(1)	11,658	(123)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	86,740	(599)	101,017	(1,343)	187,757	(1,942)
Total	$163,807	$(1,238)	$101,069	$(1,344)	$264,876	$(2,582)

At December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$—	$—	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	—	—	4,932	(4)
Government-sponsored enterprise securities	12,495	(11)	—	—	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	350,294	(10,178)	—	—	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)
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
The Company no longer has Level 3 securities.  Prior to March 31, 2011, the Company’s Level 3 securities primarily consisted of corporate financial holdings, mortgage-backed securities and asset-backed securities that were thinly traded due to market volatility and lack of liquidity.  The Company determined the estimated fair value for its Level 3 securities using unobservable inputs that could not be corroborated by observable market data; including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.
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
The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At June 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,515,971	$1,365,943	$150,028	$—
State and municipal bonds	1,141,310	—	1,141,310	—
U.S. Treasury securities	80,879	80,879	—	—
Government-sponsored enterprise securities	24,532	—	24,532	—
Residential mortgage-backed securities	350,881	—	350,881	—
Commercial mortgage-backed securities	13,935	—	13,935	—
Asset-backed securities	9,939	—	9,939	—
Corporate debt and other securities	1,071,853	—	1,071,853	—
Total	$4,209,300	$1,446,822	$2,762,478	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,579,003	$1,449,883	$129,120	$—
State and municipal bonds	1,032,954	—	1,032,954	—
U.S. Treasury securities	91,340	91,340	—	—
Government-sponsored enterprise securities	143,278	—	143,278	—
Residential mortgage-backed securities	368,798	—	368,798	—
Commercial mortgage-backed securities	14,825	—	14,825	—
Asset-backed securities	13,504	—	13,504	—
Corporate debt and other securities	1,065,500	11,598	1,053,902	—
Total	$4,309,202	$1,552,821	$2,756,381	$—

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter and six months ended June 30, 2012 and the quarter and six months ended June 30, 2011, there were no transfers between Level 1 and Level 2. During the quarter and six months ended June 30, 2012 there were no transfers to (from) Level 3 and, accordingly, tables summarizing changes in fair value of the Company’s financial assets for the quarter and six months ended June 30, 2012 are not presented. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2011 (in thousands):

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

Financial Liabilities
The Company’s fair value of its publicly-traded debt (senior notes) is based on Level 2 inputs, including quoted market prices for the same or similar debt or, if no quoted market prices are available, on the current market observable rates estimated to be available to the Company for debt of similar terms and remaining maturities.  The carrying value of the senior notes (including the long-term and current portions) was $1.58 billion at June 30, 2012 and $1.82 billion at December 31, 2011.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.77 billion at June 30, 2012 and $1.99 billion at December 31, 2011.

H.    STOCK-BASED COMPENSATION

Stock Options
The Company recorded compensation expense related to stock options of $3.5 million and $3.9 million for the quarters ended June 30, 2012 and 2011, respectively, and $6.8 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively. The total intrinsic value of options exercised was $8.9 million and $13.9 million for the quarters ended June 30, 2012 and 2011, respectively, and $21.2 million and $17.9 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $22.5 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes stock option activity for the six months ended June 30, 2012:

		Weighted-	Aggregate	Weighted Average
	Shares	Average	Intrinsic Value	Remaining
	(in thousands)	Exercise Price	(in thousands)	Contractual Life

Outstanding at January 1, 2012	10,744	$36.20
Granted	1,635	$30.17
Exercised	(2,189)	$23.78
Cancelled and expired	(1,609)	$41.70
Outstanding at June 30, 2012	8,581	$37.18	$24,746	6.45
Exercisable at June 30, 2012	5,585	$40.92	$16,614	4.93

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2012 to derive the assumptions used in the valuation model is consistent with that used in prior year. Beginning in 2012, the Company declared its first quarterly cash dividend and, as a result, the expected dividend yield has changed. See Note I, Stockholders' Equity, for more information regarding dividends. The expected dividend yields are based on the per share dividend declared by the Company's Board of Directors. The following average values and weighted-average assumptions for the quarters and six months ended June 30, 2012 and 2011 were used for option grants.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Black-Scholes-Merton Value	$7.43	$11.31	$7.52	$11.09
Expected dividend yield	1.7%	0.0%	1.6%	0.0%
Risk-free interest rate	0.5%	0.9%	0.5%	0.9%
Expected volatility	37.4%	41.5%	37.4%	41.6%
Expected life (in years)	3.6	3.5	3.6	3.5

Restricted Stock Awards
The value of the restricted shares is amortized over various vesting periods through 2016. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of $4.7 million and $6.4 million for the quarters ended June 30, 2012 and 2011, respectively, and $10.5 million and $11.2 million for the six months ended June 30, 2012 and 2011, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $21.5 million at June 30, 2012, and is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $21.5 million and $19.6 million, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2012:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2012	2,108	$26.62
Awarded	76	$31.45
Vested	(658)	$25.13
Forfeited	(181)	$27.09
Nonvested, June 30, 2012	1,345	$27.56

Performance Share Units
Performance Share Units (“PSUs”) represent hypothetical shares of the Company’s common stock. The PSUs vest (if at all) based upon the achievement of certain performance goals and other criteria at various periods through 2015. The Company granted PSUs during the six months ended June 30, 2012 but did not record compensation expense related to the PSUs as the performance goals for the two-year cumulative period have not been set, and therefore the measurement criteria has not been established for accounting purposes. The PSU performance goals are anticipated to be set in the first quarter of 2013.
The following table summarizes PSU activity for the six months ended June 30, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	627
Vested	—
Forfeited	—
Nonvested, June 30, 2012	627

Restricted Share Units
Beginning in 2012, the Company issued Restricted Share Units (“RSUs”) which represent hypothetical shares of the Company’s common stock. The holders of RSUs have no rights as stockholders with respect to the shares of the Company’s common stock to which the awards relate. Some of the RSUs require the achievement of certain performance goals and other criteria in order to vest. All RSUs vest at various periods through 2016 and all RSUs that vest will be paid out in cash based upon the price of the Company’s stock. The Company recorded $1.8 million compensation expense related to the RSUs for the six months ended June 30, 2012. The RSUs are classified as a liability by the Company. The related liability on the Company’s balance sheet at June 30, 2012 was $1.8 million.
The following table summarizes RSU activity for the six months ended June 30, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	614
Vested	—
Forfeited	—
Nonvested, June 30, 2012	614

I.    STOCKHOLDERS' EQUITY
Share Repurchases
The Company’s Board of Directors has approved a program to repurchase its outstanding common shares. Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. Under the share repurchase program, the Company purchased 9.3 million shares of its common stock during the quarter and six months ended June 30, 2012, at an aggregate cost of $300.0 million. As of June 30, 2012, the total remaining number of common shares the Company is authorized to repurchase under this program is 7.2 million. Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program.
Dividends
During the six months ended June 30, 2012, the Board of Directors declared two quarterly cash dividends of $0.125 per share each, or $34.8 million in the aggregate. The cash dividend for the quarter ended June 30, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at June 30, 2012, and subsequently paid on July 9, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

 J.    EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Coventry grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.  These unvested awards meet the definition of participating securities. In accordance with ASC 260, “Earnings Per Share,” the two-class method has been applied to all periods presented.  The Company previously calculated EPS under the treasury stock method.  The application of the two-class method resulted in an immaterial decrease of $0.02 and $0.01 to previously reported basic and diluted EPS, respectively, for the quarter ended June 30, 2011 and $0.03 and $0.02 to previously reported basic and diluted EPS, respectively, for the six months ended June 30, 2011.
Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 6.5 million and 4.9 million shares for the quarters ended June 30, 2012 and 2011, respectively, and 7.0 million and 6.4 million for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were anti-dilutive.

The table below provides the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands, except for per share data)
Basic earnings per common share
Net Earnings	$91,743	$224,495	$262,462	$334,728
Less: Distributed and undistributed earnings allocated to participating securities	(1,143)	(3,110)	(3,539)	(4,804)
Net earnings allocable to common shares	$90,600	$221,385	$258,923	$329,924

Basic weighted average common shares outstanding	139,015	146,342	139,169	146,778
Basic earnings per common share	$0.65	$1.51	$1.86	$2.25

Diluted earnings per common share
Net Earnings	$91,743	$224,495	$262,462	$334,728
Less: Distributed and undistributed earnings allocated to participating securities	(1,139)	(3,080)	(3,521)	(4,766)
Net earnings allocable to common shares	$90,604	$221,415	$258,941	$329,962

Basic weighted average common shares outstanding	139,015	146,342	139,169	146,778
Effect of dilutive options	639	1,431	742	1,193
Diluted weighted average common shares outstanding	139,654	147,773	139,911	147,971
Diluted earnings per common share	$0.65	$1.50	$1.85	$2.23

K.     OTHER DISCLOSURES
Other Income, net
The following table presents the components of Other Income, net for the quarters and six months ended June 30, 2012 and 2011 (in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income	$18.0	$19.0	$36.4	$36.0
Gains on sales of investments	$10.7	$4.1	$15.0	$5.7
Other income	$1.7	$0.7	$3.5	$1.6
Other income, net	$30.4	$23.8	$54.9	$43.3

Concentration of Credit Risk
The Company is a provider of health insurance coverage to State of Illinois employees and their dependents. As of June 30, 2012, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $20.4 million, which represents five months of health insurance premiums. As of December 31, 2011, the Company had an outstanding premium receivable from the State of Illinois of approximately $49.9 million.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.
The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of June 30, 2012.  The Company has a risk of incurring losses if such allowances are not adequate.
The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $372.2 million and $280.5 million as of June 30, 2012 and December 31, 2011, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.
Intangible Impairment
During the quarter ended June 30, 2012, the Company was notified of the non-renewal of the State of Kansas Medicaid contract, which the Company assumed in connection with the acquisition of Children’s Mercy’s Family Health Partners (“FHP”). Accordingly, depreciation and amortization expense for the quarter and six months ended June 30, 2012 includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Information
This Form 10-Q contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.
These forward–looking statements may be affected by a number of factors; including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and contained in Part II, Item 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2012, and as may be further updated from time to time in our subsequent quarterly reports on Form 10-Q. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.
The following discussion and analysis relates to our financial condition and results of operations for the quarters and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, including the critical accounting policies discussed therein.
In June 2012, the U.S. Supreme Court upheld the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) with the provision that the Department of Health and Human Services may not withhold existing Medicaid funding from states that refuse to adopt the Medicaid expansion, but rather only new Medicaid funding associated with the expansion.
Given the complexities of PPACA, the numerous regulations still to be issued that will detail its requirements, continued issuance of interpretive guidance and the inherent difficulty to foresee how individuals and businesses will respond to the choices afforded them by the law, we cannot predict the full effect of PPACA on us at this time. We also cannot predict the changes that government authorities may implement in the future or assure you that those changes will not have an adverse effect on our business or results of operations. For additional discussion regarding PPACA, refer to Part I, Item 1, “Business-Government Regulation,” and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Second Quarter 2012 Performance

•	Operating revenues of $3.5 billion, an increase of 16.0% from the prior year quarter.

•	Diluted earnings per common share of $0.65 compared to $1.50 from the prior year quarter.

•
Total membership of 5,281,000, an increase of 729,000 members from the prior year quarter, driven by growth across the Company’s government programs in Medicare Advantage, Medicare Part D and Medicaid.

•	Cash flows from operations of $61.0 million.

•	Repurchases of 9.3 million shares for $300.0 million during the quarter.

New Accounting Standards
See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to new accounting standards, which is incorporated herein by reference.

Membership
The following table presents our membership (in thousands):

	As of June 30,		Increase
Membership by Product	2012	2011	(Decrease)
Health Plan Commercial Risk	1,519	1,648	(129)
Health Plan Commercial ASO	729	689	40
Medicare Advantage CCP	253	219	34
Medicaid Risk	932	467	465
Other National ASO	354	379	(25)
Medicare Part D	1,494	1,150	344
Total Membership	5,281	4,552	729
Medicaid Risk membership increased 465,000 from the prior year quarter, primarily as a result of the new contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program and the acquisition of Children’s Mercy’s Family Health Partners (“FHP”). The Kentucky contract was awarded effective in the fourth quarter of 2011, and the acquisition of FHP was completed in the first quarter of 2012. The decrease in Health Plan Commercial Risk was due to attrition, in-group changes and certain groups moving from Commercial Risk to Administrative Services Only (“ASO”) products primarily in our Missouri, Florida, Illinois and Pennsylvania markets. This membership decline was partially offset by continued same-store growth in our Kansas and Georgia markets. The increase in Medicare Part D membership of 344,000 reflects the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.

Results of Operations
The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of operations for the quarters and six months ended June 30, 2012 and 2011 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total operating revenues	$3,517,796	$3,033,046	$7,209,763	$6,081,984
Provider class action - release	$—	$(159,300)	$—	$(159,300)
Operating earnings	$145,203	$355,101	$421,679	$526,574
Operating earnings as a percentage of revenues	4.1%	11.7%	5.8%	8.7%
Net earnings	$91,743	$224,495	$262,462	$334,728
Diluted earnings per common share	$0.65	$1.50	$1.85	$2.23
Selling, general and administrative as a percentage of revenue	14.3%	16.0%	14.0%	16.2%

Comparison of Quarters Ended June 30, 2012 and 2011
Managed Care Premiums and Management Services
Managed care premium revenue increased over the prior year quarter primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky effective November 2011, and the acquisition of FHP effective January 1, 2012.  The revenue increase is also due to the growth of the Medicare Part D business as a result of the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012. Additionally, the revenue increase is attributable to continued growth of the Medicare Advantage Coordinated Care Plan (“CCP”) membership.
Managed care premium revenue also increased as a result of minimum medical loss ratio rebate accrual reductions related to new guidance on capitated medical contracts issued in 2012 and increases in the average Commercial realized premium per member per month (“PMPM”). The managed care premium revenue increases are partially offset by Commercial membership declines.
Management services revenue increased over the prior year quarter primarily due to certain groups moving from Commercial Risk to ASO products.

Medical Costs and Cost of Sales
Medical costs increased primarily as a result of the Kentucky Medicaid expansion, the acquisition of FHP and the Medicare Part D membership growth.  Medical costs also increased as a result of organic membership growth for the Medicare Advantage and Medicaid businesses.  This was partially offset by a decrease in Commercial membership, as noted above.
Total medical costs as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 3.8% over the prior year quarter, from 82.1% to 85.9%, primarily as a result of the increased Medicaid MLR results. The overall MLR also increased due to a higher mix of Medicare Advantage and Medicaid members, which operate at a higher MLR, in the current quarter compared to the prior year quarter. The overall Medicaid MLR increased over the prior year quarter, from 86.9% to 93.3%, primarily due to higher medical costs associated with the Kentucky Medicaid contract with an incurred MLR of 110.8%.  The MLR associated with Kentucky Medicaid is high primarily due to higher utilization as a result of adverse member selection, especially in regions with high cost provider systems and high utilization in pharmacy and mental health as well as Commonwealth of Kentucky delays in the full implementation of risk adjusted revenue.  The higher costs are also related to transitioning a highly unmanaged Medicaid population to a managed care environment where we have several initiatives to improve care and improve pharmaceutical, mental health care, and other costs.
Cost of sales associated with the Workers’ Compensation Division was largely consistent with the prior year.
Selling, General and Administrative
Selling, general and administrative expense, as a percentage of revenue, decreased 1.7% from the prior year quarter primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.
Selling, general and administrative expense, in the aggregate, increased primarily due to normal operating costs associated with the Kentucky Medicaid expansion and the FHP acquisition; including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also attributable to additional salaries and benefits resulting from an increase in the number of full-time employees, particularly those associated with the growth of the Medicare Part D products.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, on May 27, 2011, a Louisiana state court entered an order of final approval of a provider class action settlement and, accordingly, the Company recorded a non-recurring pretax adjustment to earnings of $159.3 million in the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current year quarter primarily due to the intangible asset impairment associated with the non-renewal of the State of Kansas Medicaid contract. During the current year quarter, we were notified of the non-renewal of the State of Kansas Medicaid contract, which we assumed in connection with the acquisition of FHP. Accordingly, the current quarter depreciation and amortization expense includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract.
Interest Expense and Other Income, Net
Interest expense increased from the prior year quarter due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 in the later part of the second quarter of 2011.  This was partially offset by lower interest expense associated with the repayment of $233.9 million outstanding balance of our 5.875% Senior Notes at maturity in January 2012 and the repayment of our revolving Credit Facility in the second quarter of 2011.
Other income, net increased as income in the current quarter included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes decreased from the prior year quarter primarily due to a decrease in earnings from the prior year quarter, resulting from the non-recurring pretax adjustment to earnings recorded associated with the provider class action litigation in Louisiana for 2011, and partially offset by a slight increase in the current quarter effective tax rate. The effective tax rate on operations increased to 39.25% as compared to 37.0% for the prior year quarter, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.

Comparison of Six Months Ended June 30, 2012 and 2011
Managed Care Premiums and Management Services
Managed care premium revenue increased from the prior year six-month period primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky and the acquisition of FHP.  The increase is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in product offerings.
Medicare Advantage revenue increased over the prior year six-month period as a result of the Risk Adjustment Data Validation (“RADV”) audit reserve releases.  On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for

Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” Most importantly, CMS made significant changes regarding which contract years will be subject to the CMS RADV audits and altered other core areas of the audit methodology. We maintain reserves for our exposure to the RADV audits, and during the first quarter of 2012 released RADV audit reserves, related to the 2007 through 2011 contract years, resulting in an increase in operating earnings of $133.0 million. Medicare Advantage revenue also increased as a result of organic membership growth.
Managed care premium revenue also increased from the prior year six-month period as a result of minimum medical loss ratio rebate accrual reductions of $37.6 million related to new guidance on capitated medical contracts issued in 2012 and increases in the average Commercial realized premium PMPM. The managed care premium revenue increases are partially offset by Commercial membership declines.
Management services revenue increased over the prior year six-month period primarily due to certain groups moving from Commercial Risk to ASO products.
Medical Costs and Cost of Sales
Medical costs increased from the prior year six-month period primarily as a result of the Kentucky Medicaid expansion, the acquisition of FHP and continued Medicare Part D membership growth.  Medical costs also increased as a result of organic membership growth for Medicare Advantage and Medicaid.  This was partially offset by a decrease in Commercial membership, as noted above.
Total MLR increased 2.0% over the prior year six-month period, from 82.4% to 84.4%, as a result of the increased Medicaid MLR results partially offset by the Medicare Advantage RADV audit reserve releases during the current year six-month period.  The overall MLR also increased due to a higher mix of Medicare Advantage and Medicaid members, which operate at a higher MLR, in the current year six-month period compared to the prior year six-month period. The overall Medicaid MLR increased in the current year six-month period, from 86.4% to 96.5%, primarily due to higher medical costs associated with the Kentucky Medicaid contract with an incurred MLR of 115.6%, as discussed above.
Medical costs for the six months ended June 30, 2012 included approximately $115.0 million of favorable medical cost development related to prior calendar years. On a full year basis we expect favorable development related to prior calendar years for the remainder of 2012 to be minimal. Comparatively, medical costs for the six months ended June 30, 2011 included approximately $98.9 million of favorable medical cost development related to prior calendar years. For the full year of 2011, we experienced favorable medical cost development of $121.6 million.
The favorable development during the current year six-month period was slightly higher as a result of higher than expected completion factors as well as lower than expected utilization as compared to the prior year six-month period.
Cost of sales associated with the Workers’ Compensation Division was largely consistent with the prior year.
Selling, General and Administrative
Selling, general and administrative expense, as a percentage of revenue, decreased 2.2% from the prior year six-month period primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.
Selling, general and administrative expense, in the aggregate, increased over the prior year six-month period primarily due to normal operating costs associated with the Kentucky Medicaid expansion and the FHP acquisition; including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also attributable to additional salaries and benefits associated with an increase in the number of full-time employees associated with the growth of the Medicare Part D products. The increases are partially offset by a general reduction in broker commissions and lower stock-based compensation expense. For more information regarding stock-based compensation, refer to Note H, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference.
As discussed above, on May 27, 2011, a Louisiana state court entered an order of final approval of a provider class action settlement and, accordingly, the Company recorded a non-recurring pretax adjustment to earnings of $159.3 million in the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current year six-month period primarily due to the intangible asset impairment associated with the State of Kansas Medicaid contract. During the current year six-month period, we were notified of the non-renewal of the State of Kansas Medicaid contract, which we assumed in connection with the acquisition of FHP. Accordingly, the current year six-month period depreciation and amortization expense includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract.
Interest Expense and Other Income, Net
Interest expense increased over the prior year six-month period due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 in the later part of the second quarter of 2011.  This was partially offset by lower interest expense associated with the repayment of $233.9 million outstanding balance of our 5.875% Senior Notes at maturity in January 2012 and the repayment of our revolving Credit Facility in the second quarter of 2011.

Other income, net increased as income in the current year six-month period included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes decreased from the prior year primarily due to a decrease in earnings, resulting from the non-recurring pretax adjustment to earnings associated with the provider class action litigation in Louisiana for 2011, and partially offset by a slight increase in the current year six-month period effective tax rate. The effective tax rate on operations increased to 38.4% as compared to 36.5% for the prior year six-month period, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.

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
Our segment presentation for 2011 has been reclassified to conform to the 2012 presentation.  For additional information regarding our segments, refer to Note C, Segment Information, in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

The following table is provided to facilitate a discussion regarding the comparison of our segment results of operations for the quarters and six months ended June 30, 2012 and 2011:

	Quarters Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating Revenues (in thousands)
Commercial Risk	$1,443,478	$1,521,617	$(78,139)	$2,924,753	$3,023,471	$(98,718)
Commercial Management Services	113,558	95,393	18,165	227,335	197,432	29,903
Commercial Programs Division	1,557,036	1,617,010	(59,974)	3,152,088	3,220,903	(68,815)
Medicare Advantage	684,291	601,240	83,051	1,518,603	1,192,482	326,121
Medicaid Risk	697,679	305,788	391,891	1,365,739	616,854	748,885
Medicare Part D	394,877	316,196	78,681	808,300	674,641	133,659
Government Programs Division	1,776,847	1,223,224	553,623	3,692,642	2,483,977	1,208,665
Workers’ Compensation	194,576	200,059	(5,483)	386,498	391,622	(5,124)
Other/Eliminations	(10,663)	(7,247)	(3,416)	(21,465)	(14,518)	(6,947)
Total Operating Revenues	$3,517,796	$3,033,046	$484,750	$7,209,763	$6,081,984	$1,127,779

Gross Margin (in thousands)
Commercial Programs Division	$369,085	$399,005	$(29,920)	$786,152	$813,212	$(27,060)
Government Programs Division	197,065	185,189	11,876	471,695	353,197	118,498
Workers’ Compensation	127,348	129,865	(2,517)	251,317	253,530	(2,213)
Other/Eliminations	—	—	—	—	—	—
Total Gross Margin	$693,498	$714,059	$(20,561)	$1,509,164	$1,419,939	$89,225

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health Plan Commercial Risk	$309.91	$304.19	1.9%	$310.92	$302.87	2.7%
Medicare Advantage Risk	$902.61	$909.10	(0.7%)	$975.36	$896.08	8.8%
Medicare Advantage Risk excluding RADV release (1)	$902.61	$909.10	(0.7%)	$913.18	$896.08	1.9%
Medicare Part D (2)	$87.55	$93.72	(6.6%)	$86.51	$92.29	(6.3%)
Medicaid Risk	$248.48	$218.28	13.8%	$243.62	$219.72	10.9%

Medical Loss Ratios:
Health Plan Commercial Risk	83.0%	80.7%	2.3%	81.5%	80.3%	1.2%
Medicare Advantage Risk	84.1%	82.9%	1.2%	78.7%	83.6%	(4.9%)
Medicare Advantage Risk excluding RADV release (1)	84.1%	82.9%	1.2%	83.5%	83.6%	(0.1%)
Medicare Part D	90.0%	88.8%	1.2%	92.5%	92.5%	—%
Medicaid Risk	93.3%	86.9%	6.4%	96.5%	86.4%	10.1%
Total MLR	85.9%	82.1%	3.8%	84.4%	82.4%	2.0%

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

Commercial Programs Division
Quarters and Six Months Ended June 30, 2012 and 2011
Commercial risk revenue decreased for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 due to lower membership as a result of attrition, in-group changes and certain groups moving from Commercial Risk to ASO products.  This decrease was partially offset by minimum medical loss ratio rebate accrual reductions in the current year six-month period of $37.6 million and an increase in the average realized premium PMPM due to renewal rate increases.
The gross margin for this Division decreased for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 primarily due to a decline in Commercial Risk membership. The Commercial Risk MLR for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 increased as utilization trends continue to return to normal levels. This was offset by minimum medical loss ratio rebate accrual reductions and an increase in the average Commercial realized premium PMPM due to renewal rate increases.
Government Programs Division
Quarters and Six Months Ended June 30, 2012 and 2011
Medicaid revenue increased for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 primarily as a result of the new contract with the Commonwealth of Kentucky effective November 2011 and the acquisition of FHP effective January 1, 2012. Medicare Advantage revenue increased over the prior year quarter and six-month period primarily as a result of the RADV audit reserve releases, as previously discussed.  Medicaid and Medicare Advantage revenue also increased as a result of organic membership growth.
The revenue increase for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in product offerings from two in 2011 to three in 2012.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium was $92.17 PMPM in 2012 compared to $97.21 PMPM in 2011.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premiums for 2012 decreased to $86.51 PMPM, compared to $92.29 PMPM in 2011, primarily due to the addition of a new lower priced premium product in 2012.
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
The gross margin for this Division increased for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 primarily driven by the Medicare Advantage RADV audit reserve releases in 2012 and premium PMPM increases for Medicare Advantage and Medicaid Risk.  These increases were offset by higher Medicaid Risk MLR.  The higher Medicaid Risk MLR was driven by high medical costs associated with the new Kentucky business.
Workers’ Compensation Division
Quarters and Six Months Ended June 30, 2012 and 2011
The Workers’ Compensation Division revenue and gross margin decreased for the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 in part due to the loss of a customer account. The revenue decrease is partially offset by increased revenue in our clinical and durable medical equipment programs as a result of higher volumes and service items, respectively.

Liquidity and Capital Resources
Liquidity
Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes, among other investment categories, government and corporate securities and has an average credit quality rating of “AA-” and an effective duration of 4.09 years as of June 30, 2012. The average credit quality rating is based on the weighted average credit rating as provided by S&P. See Footnote F, Investments, to the condensed consolidated financial statements for more information regarding our investments, which is incorporated herein by reference. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.
Our cash and investments, consisting of cash, cash equivalents, short-term investments and long-term investments, but excluding deposits of $74.9 million at June 30, 2012 and $74.0 million at December 31, 2011 that are restricted under state regulations, decreased by $0.1 billion to $4.2 billion at June 30, 2012 from $4.3 billion at December 31, 2011.

We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note F, Investments, to the condensed consolidated financial statements, which is incorporated herein by reference.
During the six months ended June 30, 2012, the Board of Directors declared two quarterly cash dividends of $0.125 per share each, or $34.8 million in the aggregate. The cash dividend for the quarter ended June 30, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at June 30, 2012, and subsequently paid on July 9, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, cash dividends, and any other reasonably likely future cash requirements. In addition, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits. Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q, as well as Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10–K for the year ended December 31, 2011, for more information about how risks and uncertainties could materially affect our business.
Cash Flows
Operating Activities
Net cash from operating activities for the six months ended June 30, 2012 was an inflow as a result of an increase in deferred revenue related to the early receipt of the July 2012 Medicare premium payment from CMS, net earnings, net of adjustments, and an increase in medical liabilities primarily related to the FHP acquisition and the continued growth of both the Medicare Part D and Kentucky businesses. Offsetting these inflows was an increase in other receivables related to the timing of pharmacy rebate receipts and the timing of settlement of current year subsidy receivables for our Medicare business due from CMS. Additionally, offsetting the inflows is a decrease of other payables primarily as a result of payments in 2012 for the 2011 annual incentive compensation program.
Our net cash from operating activities for the six months ended June 30, 2012 increased by $295.0 million from the corresponding 2011 period.  The increase was a result of the deferred revenue related to the early receipt of the July 2012 Medicare premium payment from CMS and $150.5 million paid in 2011 to settle the provider class action litigation in Louisiana.  Offsetting this increase in net cash from operating activities was an increase in the current year pharmacy rebate receivable compared to a decrease in the prior year six-month period due to timing of payments.
Investing Activities
Net cash from investing activities was an outflow for the six months ended June 30, 2012 primarily due to investment purchases and the acquisition of FHP during the period.  This outflow was partially offset by the proceeds received from the sales and maturities of investments.
Projected capital expenditures for fiscal year 2012 are estimated at $80 to $90 million and consist primarily of computer hardware, software and other equipment.
Cash flows from investing activities for the six months ended June 30, 2012 were greater than the six months ended June 30, 2011 by $501.6 million primarily due to a decrease in purchases of investments in 2012 partially offset by lower proceeds received from the sales of investments and fewer payments for acquisitions.
Financing Activities
Net cash from financing activities was an outflow, primarily due to the repurchase of stock of $309.7 million and repayment of the $233.9 million outstanding balance of our 5.875% Senior Notes during the six months ended June 30, 2012.
Under the share repurchase program, we purchased 9.3 million shares of our common stock during the quarter and six months ended June 30, 2012, at an aggregate cost of $300.0 million. As of June 30, 2012, the total remaining number of common shares we are authorized to repurchase under this program is 7.2 million. Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program.
Cash flows from financing activities in 2012 were lower than 2011 by $651.3 million primarily due to increased share repurchases in 2012 and higher net borrowings in 2011 related to the issuance in 2011 of our Senior Notes due June 7, 2021.
Health Plans
Our regulated health maintenance organization and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the six months ended June 30, 2012, we received $214.7 million in dividends from our regulated subsidiaries and made $39.0 million in capital contributions to them.  We had approximately $1.8 billion of regulated capital and surplus at June 30, 2012.

We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.
Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.1 billion and $1.4 billion at June 30, 2012 and December 31, 2011, respectively.  The decrease resulted primarily from share repurchases, the repayment of our 5.875% Senior Notes, capital contributions made by the parent company, cash paid for the FHP acquisition and a cash dividend payment partially offset by dividends received from our regulated subsidiaries and earnings generated by our non-regulated entities.

Outlook
Commercial Programs Division - We expect our Commercial Risk membership to decrease slightly throughout the remainder of 2012, from approximately 1.5 million members at June 30, 2012. Commercial MLR is expected to be in the range of 81.5% to 82.5%, a slight increase from the 2011 MLR of 81.6%.
Government Programs Division - For our Medicare Advantage product, we anticipate slight growth throughout the remainder of 2012, from 253,000 members at June 30, 2012. We expect the 2012 Medicare Advantage MLR to be in the low to mid 80% range excluding the favorable effect from the release of RADV audit reserves.
For our Medicaid business, we are forecasting 2012 membership to be in excess of 1,000,000 members, with an MLR in the mid-90% range. The anticipated membership growth is primarily due to new contracts with the State of Nebraska and the Commonwealth of Pennsylvania, which we expect to commence in the third quarter and fourth quarter of 2012, respectively. We anticipate improvements in the Kentucky market MLR, compared to the year-to-date results, as we will receive a 5.3% rate increase in the fourth quarter and are implementing initiatives to improve care and medical costs.
We anticipate membership in our Medicare Part D product to grow throughout the remainder of 2012, from 1,494,000 members at June 30, 2012. Our MLR expectation for 2012 is in the low to mid 80% range.
Workers' Compensation Division - We expect our Workers' Compensation Division revenue, cost of sales and selling, general and administrative expense will decrease in 2012 driven by the loss of a customer account. We expect the gross margin for this Division to be down by 2% to 5% due to the account loss.
Other - We expect selling, general, and administrative expenses to be in a range of $2.07 billion to $2.11 billion. We expect our effective tax rate will range from 37.7% to 38.3% for 2012. Although the declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change, we expect to continue our quarterly cash dividend payments to our shareholders throughout 2012.

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
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1: Legal Proceedings
See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 1A: Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our purchases of our common shares during the quarter ended June 30, 2012 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program(2)
April 1-30, 2012	—	$—	—	16,474
May 1-31, 2012	1,621	$30.62	1,565	14,909
June 1-30, 2012	7,828	$32.64	7,727	7,182
Totals	9,449	$32.30	9,292	7,182

(1)	Includes shares purchased in connection with the vesting of restricted stock awards and performance share units to satisfy employees’ minimum statutory tax withholding obligations.

(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	August 6, 2012	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date:	August 6, 2012	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 6, 2012	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.