Form 10-Q
period 2012-09-30
COVENTRY HEALTH CARE INC
filed 2012-11-05
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012

Common Stock $.01 Par Value	134,503,432

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1: Financial Statements
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,262,078	$1,579,003
Short-term investments	165,811	116,205
Accounts receivable, net	289,951	270,263
Other receivables, net	1,014,567	717,736
Other current assets	192,203	286,301
Total current assets	2,924,610	2,969,508

Long-term investments	2,563,559	2,635,309
Property and equipment, net	258,378	255,485
Goodwill	2,590,465	2,548,834
Other intangible assets, net	335,103	367,533
Other long-term assets	34,548	36,863
Total assets	$8,706,663	$8,813,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,503,691	$1,308,507
Accounts payable and other accrued liabilities	480,582	695,235
Deferred revenue	123,841	114,510
Current portion of long-term debt	—	233,903
Total current liabilities	2,108,114	2,352,155

Long-term debt	1,585,067	1,584,700
Other long-term liabilities	387,159	365,686
Total liabilities	4,080,340	4,302,541
Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized; 196,153 issued and 134,326 outstanding in 2012; 193,469 issued and 141,172 outstanding in 2011	1,962	1,935
Treasury stock, at cost; 61,827 in 2012; 52,297 in 2011	(1,891,437)	(1,583,313)
Additional paid-in capital	1,938,036	1,848,995
Accumulated other comprehensive income, net	78,682	60,469
Retained earnings	4,499,080	4,182,905
Total stockholders’ equity	4,626,323	4,510,991
Total liabilities and stockholders’ equity	$8,706,663	$8,813,532

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Managed care premiums	$3,168,653	$2,680,044	$9,764,584	$8,172,974
Management services	289,130	295,499	902,963	884,553
Total operating revenues	3,457,783	2,975,543	10,667,547	9,057,527
Operating expenses:
Medical costs	2,674,787	2,185,568	8,240,205	6,709,521
Cost of sales	66,178	71,511	201,359	209,603
Selling, general and administrative	521,022	492,855	1,528,484	1,476,325
Provider class action - release	—	—	—	(159,300)
Depreciation and amortization	36,318	32,996	116,341	102,191
Total operating expenses	3,298,305	2,782,930	10,086,389	8,338,340

Operating earnings	159,478	192,613	581,158	719,187

Interest expense	24,671	28,227	74,845	70,844
Other income, net	32,271	22,913	87,137	66,201

Earnings before income taxes	167,078	187,299	593,450	714,544

Provision for income taxes	61,819	64,618	225,728	257,135

Net earnings	$105,259	$122,681	$367,722	$457,409

Net earnings per common share:
Basic earnings per common share	$0.79	$0.84	$2.65	$3.09
Diluted earnings per common share	$0.78	$0.83	$2.64	$3.06

Cash dividends declared per share	$0.125	$—	$0.375	$—

Other comprehensive income, net of tax:
Change in net unrealized gains on investments	$12,908	$7,378	$18,213	$13,560
Comprehensive income	$118,167	$130,059	$385,935	$470,969

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$367,722	$457,409
Adjustments to earnings:
Depreciation and amortization	116,341	102,191
Amortization of stock compensation	23,778	29,964
Provider class action – release	—	(159,300)
Provider class action – deferred tax adjustment	—	58,145
RADV release	(132,977)	—
RADV release – deferred tax adjustment	50,531	—
Changes in assets and liabilities:
Restricted cash – litigation escrow	—	(150,500)
Accounts receivable, net	4,634	19,830
Other receivables, net	(290,261)	20,301
Medical liabilities	141,850	(16,019)
Accounts payable and other accrued liabilities	(75,364)	5,187
Deferred revenue	9,331	295,756
Other operating activities	5,665	7,776
Net cash from operating activities	221,250	670,740

Cash flows from investing activities:
Capital expenditures, net	(61,075)	(53,895)
Proceeds from sales of investments	1,050,893	1,224,255
Proceeds from maturities of investments	188,562	196,554
Purchases of investments	(1,161,205)	(1,951,376)
Payments for acquisitions, net of cash acquired	(48,480)	(4,116)
Net cash from investing activities	(31,305)	(588,578)

Cash flows from financing activities:
Proceeds from issuance of stock	64,500	42,091
Payments for repurchase of stock	(311,215)	(209,605)
Proceeds from issuance of debt, net	—	589,867
Repayment of debt	(233,903)	(380,029)
Excess tax benefit from stock compensation	8,542	7,849
Payments for cash dividends	(34,794)	—
Net cash from financing activities	(506,870)	50,173

Net change in cash and cash equivalents	(316,925)	132,335

Cash and cash equivalents at beginning of period	1,579,003	1,853,988

Cash and cash equivalents at end of period	$1,262,078	$1,986,323

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A.    BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
Basis of Presentation
The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has eliminated all significant intercompany balances and transactions. Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2011. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year-end balance sheet data included in this report was derived from audited financial statements.
Significant Events
Proposed Merger
On August 19, 2012, the Company, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (as amended, and as may be further amended), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into Coventry, with the Company surviving the merger as a wholly-owned subsidiary of Aetna (the “Merger”). A copy of the Agreement and Plan of Merger is filed as Annex A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 18, 2012 (the “Merger Agreement”). Under the terms of the agreement, the Company's shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of Coventry common stock (other than treasury shares held by Coventry and any shares of Coventry common stock beneficially owned by Aetna, Merger Sub or any person who properly demands statutory appraisal of his or her shares). The total transaction was estimated at approximately $7.3 billion, including the assumption of Coventry debt, based on the closing price of Aetna common shares on August 17, 2012.
The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by the Company and Aetna, respectively, and compliance by the Company and Aetna with their respective obligations under the Merger Agreement. The Merger is not expected to close until mid-2013.
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
During the quarter ended March 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.” Most importantly, CMS made significant changes regarding which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. As a result of this notice, the Company released RADV reserves, for contract years 2007 through 2011, resulting in an increase in operating earnings of $133.0 million during the nine months ended September 30, 2012, all of which occurred in the first quarter of 2012.

B.    NEW ACCOUNTING STANDARDS
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other Than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15,

2012, with early adoption permitted. The Company anticipates early adoption of ASU 2012-02 for its 2012 annual impairment test. The adoption of ASU 2012-02 is not expected to materially affect the Company’s financial position or results of operations and comprehensive income.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 effective January 1, 2012, and it did not materially affect the Company’s financial position or results of operations and comprehensive income.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements. ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 effective January 1, 2012 by presenting one continuous statement of comprehensive income. Other than a change in presentation, the adoption of ASU 2011-05 did not affect the Company’s financial position or results of operations and comprehensive income.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 requires additional fair value measurement disclosures, including: (a) quantitative information about the significant unobservable inputs used for Level 3 fair value measurements, a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, and a description of a company's valuation process, (b) any transfers between Level 1 and 2, (c) information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and (d) the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. ASU 2011-04 was effective for fiscal periods beginning after December 15, 2011. The Company adopted these disclosure requirements effective January 1, 2012, as required. The adoption of ASU 2011-04 did not affect the Company’s financial position or results of operations and comprehensive income.
C.    SEGMENT INFORMATION
The Company reorganized the executive management team to better align resources and provide continued focus on areas of future growth.  As a result of this reorganization, the Company realigned its segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information.  As a result, the Company has the following three reportable segments: Commercial Products, Government Programs, and Workers’ Compensation. Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.
The Commercial Products Division is primarily comprised of the Company’s traditional health plan based Commercial and Individual Risk business.  Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers managed care and administrative products to businesses that self-insure the health care benefits of their employees.  This Division also contains the dental services, network rental and behavioral health benefits products.
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

	Quarter Ended September 30, 2012
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,409,863	$1,771,905	$—	$(13,115)	$3,168,653
Management services	101,138	—	187,992	—	289,130
Total operating revenues	1,511,001	1,771,905	187,992	(13,115)	3,457,783
Medical costs	1,140,223	1,547,679	—	(13,115)	2,674,787
Cost of sales	—	—	66,178	—	66,178
Gross margin	$370,778	$224,226	$121,814	$—	$716,818

Selling, general and administrative					521,022
Depreciation and amortization					36,318
Operating earnings					$159,478

	Quarter Ended September 30, 2011
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,508,042	$1,179,253	$—	$(7,251)	$2,680,044
Management services	99,301	—	196,198	—	295,499
Total operating revenues	1,607,343	1,179,253	196,198	(7,251)	2,975,543
Medical costs	1,224,900	967,919	—	(7,251)	2,185,568
Cost of sales	—	—	71,511	—	71,511
Gross margin	$382,443	$211,334	$124,687	$—	$718,464

Selling, general and administrative					492,855
Depreciation and amortization					32,996
Operating earnings					$192,613

	Nine Months Ended September 30, 2012
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$4,334,616	$5,464,548	$—	$(34,580)	$9,764,584
Management services	328,474	—	574,489	—	902,963
Total operating revenues	4,663,090	5,464,548	574,489	(34,580)	10,667,547
Medical costs	3,506,158	4,768,627	—	(34,580)	8,240,205
Cost of sales	—	—	201,359	—	201,359
Gross margin	$1,156,932	$695,921	$373,130	$—	$2,225,983

Selling, general and administrative					1,528,484
Depreciation and amortization					116,341
Operating earnings					$581,158

	Nine Months Ended September 30, 2011
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$4,531,512	$3,663,231	$—	$(21,769)	$8,172,974
Management services	296,732	—	587,821	—	884,553
Total operating revenues	4,828,244	3,663,231	587,821	(21,769)	9,057,527
Medical costs	3,632,592	3,098,698	—	(21,769)	6,709,521
Cost of sales	—	—	209,603	—	209,603
Gross margin	$1,195,652	$564,533	$378,218	$—	$2,138,403

Selling, general and administrative					1,476,325
Provider class action - release					(159,300)
Depreciation and amortization					102,191
Operating earnings					$719,187

D.    DEBT
The Company’s outstanding debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
5.875% Senior notes due 1/15/12	$—	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $436 at September 30, 2012	374,661	374,490
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $632 at September 30, 2012	382,603	382,497
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,042 at September 30, 2012	598,958	598,868
Total debt, including current portion	1,585,067	1,818,603
Less current portion of total debt	—	233,903
Total long-term debt	$1,585,067	$1,584,700

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.
In June 2011, the Company entered into a Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1 billion.  As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under the Credit Facility.
The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of September 30, 2012, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

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
On September 3, 2009, a shareholder filed a putative securities class action against the Company and three of its current and former officers in the U.S District Court for the District of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. The purported class period is February 9, 2007 to October 22, 2008. The consolidated and amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly with respect to the profit margins for its Medicare Private-Fee-For-Service products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company filed a motion for reconsideration with respect to that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The motion for reconsideration was denied, but the court did rule that the class period was further restricted to April 25, 2008 to June 18, 2008.  The Company believes the lawsuit is without merit and will vigorously contest and defend against the allegations in the lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations and comprehensive income.
On October 13, 2009, two former employees and participants in the Coventry Health Care Retirement Savings Plan filed a putative ERISA class action lawsuit against the Company and several of its current and former officers, directors and employees in the U.S. District Court for the District of Maryland. Plaintiffs allege that defendants breached their fiduciary duties under ERISA by offering and maintaining Company stock in the Plan after it allegedly became imprudent to do so and by allegedly failing to provide complete and accurate information about the Company’s financial condition to plan participants in SEC filings and public statements. Three similar actions by different plaintiffs were later filed in the same court and were consolidated on December 9, 2009. An amended consolidated complaint has been filed.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court denied the Company’s motion to dismiss the amended complaint.  The Company filed a motion for reconsideration of the court’s March 31, 2011 Order and filed an Alternative Motion to Certify the Court’s March 31, 2011 Order For Interlocutory Appeal to the Fourth Circuit Court of Appeals. Both of those motions were denied. The Company believes the lawsuit is without merit and will vigorously contest and defend against the allegations in the consolidated lawsuit.  Although it cannot predict the outcome, the Company believes this lawsuit will not have a material adverse effect on its financial position or results of operations and comprehensive income.
On August 23, 2012, a putative stockholder class action lawsuit captioned Coyne v. Wise et al., C.A. No. 367380, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On August 27, 2012, a second putative stockholder class action lawsuit captioned O'Brien v. Coventry Health Care, Inc. et al., C.A. 367577, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 5, 2012, a third putative stockholder class action lawsuit captioned Preze v. Coventry Health Care, Inc. et al., C.A.

367942, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. The complaints in these lawsuits generally allege, among other things, that the individual defendants breached their fiduciary duties owed to Coventry's public stockholders in connection with the Merger because the merger consideration and certain other terms in the Merger Agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints generally allege that the proposed Merger improperly favors Aetna and that certain provisions of the Merger Agreement unduly restrict Coventry's ability to negotiate with other potential bidders. Among other remedies, the complaints generally seek injunctive relief prohibiting the defendants from completing the proposed Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys' fees. The Company believes these lawsuits are without merit and will vigorously contest and defend against the allegations in these complaints.
On August 31, 2012, a putative stockholder class action lawsuit captioned Brennan v. Coventry Health Care, Inc. et al., C.A. No. 7826-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 14, 2012, a second putative stockholder class action lawsuit captioned Nashelsky v. Coventry Health Care, Inc. et al., C.A. No. 7868-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 27, 2012, and September 28, 2012, putative stockholder class action lawsuits captioned Employees' Retirement System of the Government of the Virgin Islands v. Coventry Health Care, Inc. et al., C.A. No. 7905-CS and Farina v. Coventry Health Care, Inc. et al., C.A. No. 7909-CS, were filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On October 1, 2012, an amended complaint was filed in the Brennan v. Coventry Health Care, Inc. action. The complaints generally allege that, among other things, the individual defendants breached their fiduciary duties owed to the public stockholders of Coventry in connection with the Merger because the merger consideration and certain other terms in the merger agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints generally allege that certain provisions of the Merger Agreement unduly restrict Coventry's ability to negotiate with other potential bidders and that the Merger Agreement lacks adequate safeguards on behalf of Coventry's stockholders against the decline in the value of the stock component of the merger consideration. The complaints in the Employees' Retirement System of the Government of the Virgin Islands, and Farina actions and the amended complaint in the Brennan action also generally allege that Aetna's Registration Statement on Form S-4 filed on September 21, 2012, contained various deficiencies. Among other remedies, the complaints generally seek injunctive relief prohibiting the defendants from completing the proposed Merger, rescissionary and other types of damages and costs and attorneys' fees. The Company believes these lawsuits are without merit and will vigorously contest and defend against the allegations in these complaints.
On October 4, 2012, the Court of Chancery of the State of Delaware entered an order consolidating the four Delaware actions under the caption In re Coventry Health Care, Inc. Shareholder Litigation, Consolidated C.A. No. 7905-CS, appointing the Employees' Retirement System of the Government of the Virgin Islands, the General Retirement System of the City of Detroit, and the Police and Fire Retirement System of the City of Detroit as Co-Lead Plaintiffs. On October 5, 2012, plaintiffs in the consolidated Delaware action filed a motion for expedited proceedings, and on October 10, 2012, plaintiffs in the consolidated Delaware action filed a motion to preliminarily enjoin the defendants from taking any action to consummate the Merger. The parties have since reached agreement on the schedule for those proceedings, which was entered by order of the Court on October 12, 2012. Pursuant to that scheduling order, a hearing on plaintiffs' preliminary injunction motion has been scheduled for November 20, 2012.
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
There is significant judgment required in both the probability determination and as to whether an exposure to a loss can be reasonably estimated. No estimate of the possible loss, or range of loss, in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above due to the inherently unpredictable nature of legal proceedings. These matters can be affected by various factors; including, but not limited to, the procedural status of the dispute, the novel legal issues presented (including the legal basis for the majority of the alleged violations), the inherent difficulty in predicting regulatory judgments, fines and penalties, and the various remedies and levels of judicial review available to the Company in the event a judgment, fine or penalty is assessed. If one or more of these legal matters were resolved against the Company for amounts in excess of the Company’s expectations, the Company’s financial position or results of operations and comprehensive income could be materially adversely affected.
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
The Commissioner of the Pennsylvania Insurance Department (“PID”) has placed Penn Treaty Network America Insurance Company and its subsidiary (collectively, “Penn Treaty”), neither of which is affiliated with the Company, in rehabilitation (an intermediate action before insolvency) and has petitioned the Commonwealth Court of Pennsylvania (the “Court”) for liquidation. In May 2012, the Court denied efforts by the PID to liquidate Penn Treaty and ordered the PID to develop and submit a plan of rehabilitation.
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
The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2012
State and municipal bonds	$1,129,681	$82,822	$(22)	$1,212,481
U.S. Treasury securities	79,898	905	(1)	80,802
Government-sponsored enterprise securities (1)	47,747	1,276	—	49,023
Residential mortgage-backed securities (2)	314,781	16,512	(2)	331,291
Commercial mortgage-backed securities	14,646	179	—	14,825
Asset-backed securities (3)	11,416	240	—	11,656
Corporate debt and other securities	983,040	27,220	(149)	1,010,111
	$2,581,209	$129,154	$(174)	$2,710,189
Equity method investments (4)				19,181
				$2,729,370

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2011
State and municipal bonds	$970,746	$62,215	$(7)	$1,032,954
U.S. Treasury securities	88,934	2,410	(4)	91,340
Government-sponsored enterprise securities (1)	140,595	2,694	(11)	143,278
Residential mortgage-backed securities (2)	354,713	14,097	(12)	368,798
Commercial mortgage-backed securities	13,801	1,024	—	14,825
Asset-backed securities (3)	12,840	664	—	13,504
Corporate debt and other securities	1,051,874	23,804	(10,178)	1,065,500
	$2,633,503	$106,908	$(10,212)	$2,730,199
Equity method investments (4)				21,315
				$2,751,514

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program (“TLGP”) securities as of December 31, 2011. As of September 30, 2012, the Company no longer held any TLGP securities.

(2)	Includes Agency pass-through securities, with the timely payment of principal and interest guaranteed.

(3)	Includes auto loans, credit card debt, and rate reduction bonds.

(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturities:
Within 1 year	$374,265	$376,111	$315,362	$317,067
1 to 5 years	760,802	787,781	984,503	1,006,221
5 to 10 years	572,789	619,592	536,577	574,207
Over 10 years	873,353	926,705	797,061	832,704
Total	$2,581,209	$2,710,189	$2,633,503	$2,730,199

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.
Gross investment gains of $13.0 million and no gross investment losses were realized on sales of investments for the quarter ended September 30, 2012. This compares to gross investment gains of $6.5 million and $0.3 million gross investment losses realized on sales of investments for the quarter ended September 30, 2011. Gross investment gains of $28.1 million and gross investment losses of $0.1 million were realized on sales of investments for the nine months ended September 30, 2012. This compares to gross investment gains of $12.3 million and gross investment losses of $0.4 million realized on sales of investments for the nine months ended September 30, 2011.  All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive income.
The following table shows the Company’s investments’ gross unrealized losses and fair value at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
At September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$5,213	$(22)	$—	$—	$5,213	$(22)
U.S. Treasury securities	2,130	(1)	—	—	2,130	(1)
Government-sponsored enterprise securities	—	—	—	—	—	—
Residential mortgage-backed securities	474	(1)	53	(1)	527	(2)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	18,907	(31)	44,579	(118)	63,486	(149)
Total	$26,724	$(55)	$44,632	$(119)	$71,356	$(174)

	Less than 12 months		12 months or more		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$—	$—	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	—	—	4,932	(4)
Government-sponsored enterprise securities	12,495	(11)	—	—	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	350,294	(10,178)	—	—	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)

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
The Company no longer has Level 3 securities. During the quarter ended March 31, 2011, the Company transferred all Level 3 securities to Level 2, as described in the following pages.  Prior to March 31, 2011, the Company’s Level 3 securities primarily consisted of corporate financial holdings, mortgage-backed securities and asset-backed securities that were thinly traded due to market volatility and lack of liquidity.  The Company determined the estimated fair value for its Level 3 securities using unobservable inputs that could not be corroborated by observable market data; including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds.
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
The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At September 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,262,078	$1,115,764	$146,314	$—
State and municipal bonds	1,212,481	—	1,212,481	—
U.S. Treasury securities	80,802	80,802	—	—
Government-sponsored enterprise securities	49,023	—	49,023	—
Residential mortgage-backed securities	331,291	—	331,291	—
Commercial mortgage-backed securities	14,825	—	14,825	—
Asset-backed securities	11,656	—	11,656	—
Corporate debt and other securities	1,010,111	—	1,010,111	—
Total	$3,972,267	$1,196,566	$2,775,701	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,579,003	$1,449,883	$129,120	$—
State and municipal bonds	1,032,954	—	1,032,954	—
U.S. Treasury securities	91,340	91,340	—	—
Government-sponsored enterprise securities	143,278	—	143,278	—
Residential mortgage-backed securities	368,798	—	368,798	—
Commercial mortgage-backed securities	14,825	—	14,825	—
Asset-backed securities	13,504	—	13,504	—
Corporate debt and other securities	1,065,500	11,598	1,053,902	—
Total	$4,309,202	$1,552,821	$2,756,381	$—

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter and nine months ended September 30, 2012 and the quarter and nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2. During the quarter and nine months ended September 30, 2012 and the quarter ended September 30, 2011 there were no transfers to (from) Level 3 and, accordingly, tables summarizing changes in fair value of the Company’s financial assets for those periods are not presented. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended September 30, 2011	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers from Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(273)	(16)	(7)	(250)
Settlements	—	—	—	—
Ending Balance, September 30, 2011	$—	$—	$—	$—

(1)
The Company no longer relied upon broker quotes or other models involving unobservable inputs to value these securities, as there were sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the quarter ended March 31, 2011.

Financial Liabilities
The Company’s fair value of its publicly-traded debt (senior notes) is based on Level 2 inputs, including quoted market prices for the same or similar debt or, if no quoted market prices are available, on the current market observable rates estimated to be available to the Company for debt of similar terms and remaining maturities.  The carrying value of the Company’s senior notes (including the long-term and current portions) was $1.59 billion at September 30, 2012 and $1.82 billion at December 31, 2011.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.81 billion at September 30, 2012 and $1.99 billion at December 31, 2011.

H.    STOCK-BASED COMPENSATION

Stock Options
The Company recorded compensation expense related to stock options of $3.0 million and $4.3 million for the quarters ended September 30, 2012 and 2011, respectively, and $9.7 million and $11.7 million for the nine months ended September 30, 2012 and 2011, respectively. The total intrinsic value of options exercised was $8.1 million and $1.3 million for the quarters ended September 30, 2012 and 2011, respectively, and $29.2 million and $19.2 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $19.7 million of total unrecognized compensation cost (net of expected forfeitures) related to non-vested stock option grants, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2012	10,744	$36.20
Granted	1,650	$30.21
Exercised	(2,684)	$24.03
Cancelled and expired	(1,795)	$42.31
Outstanding at September 30, 2012	7,915	$37.68	$66,820	6.31
Exercisable at September 30, 2012	4,998	$41.99	$30,704	4.72

The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2012 to derive the assumptions used in the valuation model is consistent with that used in prior year. Beginning in 2012, the Company declared its first quarterly cash dividend and, as a result, the expected dividend yield has changed. See Note I, Stockholders’ Equity, for more information regarding dividends. The expected dividend yields are based on the per share dividend declared by the Company’s Board of Directors. The following average values and weighted-average assumptions for the quarters and nine months ended September 30, 2012 and 2011 were used for option grants.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Black-Scholes-Merton Value	$7.84	$10.84	$7.52	$11.08
Expected dividend yield	1.4%	0.0%	1.6%	0.0%
Risk-free interest rate	0.5%	0.4%	0.5%	0.9%
Expected volatility	34.5%	48.0%	37.3%	41.9%
Expected life (in years)	3.4	3.4	3.6	3.5

Restricted Stock Awards
The value of the restricted shares is amortized over various vesting periods through 2016. The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of $3.6 million and $7.1 million for the quarters ended September 30, 2012 and 2011, respectively, and $14.0 million and $18.3 million for the nine months ended September 30, 2012 and 2011, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $18.7 million at September 30, 2012, and is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $26.1 million and $23.4 million, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2012:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share

Nonvested, January 1, 2012	2,108	$26.62
Awarded	109	$32.45
Vested	(774)	$26.11
Forfeited	(201)	$27.12
Nonvested, September 30, 2012	1,242	$27.38

Performance Share Units
Performance Share Units (“PSUs”) represent hypothetical shares of the Company’s common stock. The PSUs vest (if at all) based upon the achievement of certain performance goals and other criteria at various periods through 2015. The Company granted PSUs during the nine months ended September 30, 2012 but did not record compensation expense related to the PSUs as the performance goals for the two-year cumulative period have not been finalized for the 2013 targets, and therefore the measurement criteria has not been established for accounting purposes. The PSU performance goals are anticipated to be finalized in the first quarter of 2013.
The following table summarizes PSU activity for the nine months ended September 30, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	627
Vested	—
Forfeited	—
Nonvested, September 30, 2012	627

Restricted Share Units
Beginning in 2012, the Company issued Restricted Share Units (“RSUs”) which represent hypothetical shares of the Company’s common stock. The holders of RSUs have no rights as stockholders with respect to the shares of the Company’s common stock to which the awards relate. Some of the RSUs require the achievement of certain performance goals and other criteria in order to vest. All RSUs vest at various periods through 2016 and all RSUs that vest will be paid out in cash based upon the price of the Company’s stock. The Company recorded compensation expense of $2.7 million and $4.5 million related to the RSUs for the quarter and nine months ended September 30, 2012, respectively. The RSUs are classified as a liability by the Company. The related liability was $4.5 million and accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at September 30, 2012.
The following table summarizes RSU activity for the nine months ended September 30, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	614
Vested	—
Forfeited	(4)
Nonvested, September 30, 2012	610

I.    STOCKHOLDERS’ EQUITY
Share Repurchases
The Company’s Board of Directors has approved a program to repurchase its outstanding common shares. Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. Under the share repurchase program, the Company purchased 9.3 million shares of its common stock during the nine months ended September 30, 2012, at an aggregate cost of $300.0 million. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2012. As of September 30, 2012, the total remaining number of common shares the Company is authorized to repurchase under this program is 7.2 million; however, the Company is subject to certain restrictions under the Aetna Merger Agreement. Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of this program.
Dividends
During the nine months ended September 30, 2012, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount per Share	Record Date	Date Paid	Total Dividends (in millions)
March 12, 2012	$0.125	March 23, 2012	April 9, 2012	$17.7
May 29, 2012	$0.125	June 21, 2012	July 9, 2012	$17.1
August 27, 2012	$0.125	September 21, 2012	October 8, 2012	$16.8
				$51.6

The cash dividend for the quarter ended September 30, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at September 30, 2012, and subsequently paid on October 8, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change.

J.    EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Coventry grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.  These unvested awards meet the definition of participating securities. In accordance with ASC 260, “Earnings Per Share,” the two-class method has been applied to all periods presented.  The Company previously calculated EPS under the treasury stock method.  The application of the two-class method resulted in an immaterial decrease of $0.01 and $0.01 to previously reported basic and diluted EPS, respectively, for the quarter ended September 30, 2011 and $0.04 and $0.03 to previously reported basic and diluted EPS, respectively, for the nine months ended September 30, 2011.
Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 4.9 million and 5.8 million shares for the quarters ended September 30, 2012 and 2011, respectively, and 5.9 million and 6.2 million for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were antidilutive.

The table below provides the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except for per share data)
Basic earnings per common share
Net Earnings	$105,259	$122,681	$367,722	$457,409
Less: Distributed and undistributed earnings allocated to participating securities	(1,035)	(1,890)	(4,523)	(6,726)
Net earnings allocable to common shares	$104,224	$120,791	$363,199	$450,683

Basic weighted average common shares outstanding	132,567	144,415	136,952	145,982
Basic earnings per common share	$0.79	$0.84	$2.65	$3.09

Diluted earnings per common share
Net Earnings	$105,259	$122,681	$367,722	$457,409
Less: Distributed and undistributed earnings allocated to participating securities	(1,030)	(1,875)	(4,502)	(6,672)
Net earnings allocable to common shares	$104,229	$120,806	$363,220	$450,737

Basic weighted average common shares outstanding	132,567	144,415	136,952	145,982
Effect of dilutive options	684	1,164	723	1,183
Diluted weighted average common shares outstanding	133,251	145,579	137,675	147,165
Diluted earnings per common share	$0.78	$0.83	$2.64	$3.06

K.    OTHER DISCLOSURES
Other Income, net
The following table presents the components of Other Income, net for the quarters and nine months ended September 30, 2012 and 2011 (in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income	$17.1	$16.4	$53.5	$52.4
Gains on sales of investments	$13.0	$6.2	$28.0	$11.9
Other income	$2.2	$0.3	$5.6	$1.9
Other income, net	$32.3	$22.9	$87.1	$66.2

Concentration of Credit Risk
The Company is a provider of health insurance coverage to State of Illinois employees and their dependents. As of September 30, 2012, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $30.2 million, which represents seven months of health insurance premiums. As of December 31, 2011, the Company had an outstanding premium receivable from the State of Illinois of approximately $49.9 million.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.
The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of September 30, 2012.  The Company has a risk of incurring losses if such allowances are not adequate.
The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $286.6 million and $280.5 million as of September 30, 2012 and December 31, 2011, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor; although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.
Intangible Impairment
During the second quarter of 2012, the Company was notified of the non-renewal of the State of Kansas Medicaid contract, which the Company assumed in connection with the acquisition of Children’s Mercy’s Family Health Partners (“FHP”). Accordingly, depreciation and amortization expense for nine months ended September 30, 2012 includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract. The impairment charged related only to the intangibles assigned to the Kansas business acquired in the FHP acquisition and did not affect the intangibles assigned to the ongoing Missouri business, also acquired in the FHP acquisition.

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
These forward–looking statements may be affected by a number of factors; including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, contained in Part II, Item 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2012, contained in Part II, Item 1A, “Risk Factors,” herein and as may be further updated from time to time in our subsequent quarterly reports on Form 10-Q. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.
The following discussion and analysis relates to our financial condition and results of operations for the quarters and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, including the critical accounting policies discussed therein.

Health Care Reform
In June 2012, the U.S. Supreme Court generally upheld the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), except that the court held that the Department of Health and Human Services may not withhold existing Medicaid funding from states that refuse to adopt the Medicaid expansion provisions of PPACA, but may withhold new Medicaid funding associated with the expansion.
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

Proposed Merger
On August 19, 2012, the Company, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (as amended, and as may be further amended), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into Coventry, with the Company surviving the merger as a wholly-owned subsidiary of Aetna (the “Merger”). A copy of the Agreement and Plan of Merger is filed as Annex A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 18, 2012 (the “Merger Agreement”). Under the terms of the agreement, the Company shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of Coventry common stock (other than treasury shares held by Coventry and any shares of Coventry common stock beneficially owned by Aetna, Merger Sub or any person who properly demands statutory appraisal of his or her shares). The total transaction was estimated at approximately $7.3 billion, including the assumption of Coventry debt, based on the closing price of Aetna common shares on August 17, 2012.
The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by the Company and Aetna, respectively, and compliance by the Company and Aetna with their respective obligations under the Merger Agreement. The Merger is not expected to close until mid-2013.

Summary of Third Quarter 2012 Performance

•	Operating revenues of $3.5 billion, an increase of 16.2% from the prior year quarter.

•	Selling, general and administrative expense of 15.1% of total revenue, a decrease of 150 basis points from the prior year quarter.

•	Diluted earnings per common share of $0.78 compared to $0.83 from the prior year quarter.

•
Total membership of 5,374,000, an increase of 817,000 members from the prior year quarter, driven by growth across the Company’s government programs in Medicare Advantage, Medicare Part D and Medicaid.

•	Announced a definitive agreement pursuant to which we will be merged into Aetna.

New Accounting Standards
See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to new accounting standards, which is incorporated herein by reference.

Membership
The following table presents our membership (in thousands):

	As of September 30,		Increase
Membership by Product	2012	2011	(Decrease)
Health Plan Commercial Risk	1,489	1,636	(147)
Health Plan Commercial ASO	736	710	26
Medicare Advantage CCP	256	220	36
Medicaid Risk	998	467	531
Other National ASO	350	376	(26)
Medicare Part D	1,545	1,148	397
Total Membership	5,374	4,557	817
Medicaid Risk membership increased 531,000 from the prior year quarter, primarily as a result of the new contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program and the acquisition of Children’s Mercy’s Family Health Partners (“FHP”) with Medicaid membership in Kansas and Missouri. The Kentucky contract was awarded effective in the fourth quarter of 2011, and the acquisition of FHP was completed in the first quarter of 2012. The Medicaid Risk increase is also due to same-store growth in our Missouri market as competitors exited that market during the third quarter of 2012. Additionally, the Medicaid Risk membership growth is due to Medicaid expansion into new regions in our Nebraska, Pennsylvania and Virginia markets during the third quarter of 2012. The decrease in Health Plan Commercial Risk membership was due to attrition, in-group changes and certain groups moving from Commercial Risk to Administrative Services Only (“ASO”) products primarily in our Missouri, Florida, Illinois and Pennsylvania markets. This Commercial Risk membership decline was partially offset by continued same-store membership growth in our Kansas and Georgia markets. The increase in Medicare Part D membership of 397,000 reflects the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.

Results of Operations
The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of operations for the quarters and nine months ended September 30, 2012 and 2011 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total operating revenues	$3,457,783	$2,975,543	$10,667,547	$9,057,527
Provider class action - release	$—	$—	$—	$(159,300)
Operating earnings	$159,478	$192,613	$581,158	$719,187
Operating earnings as a percentage of revenues	4.6%	6.5%	5.4%	7.9%
Net earnings	$105,259	$122,681	$367,722	$457,409
Diluted earnings per common share	$0.78	$0.83	$2.64	$3.06
Selling, general and administrative as a percentage of revenue	15.1%	16.6%	14.3%	16.3%

Comparison of Quarters Ended September 30, 2012 and 2011
Managed Care Premiums and Management Services
Managed care premium revenue increased over the prior year quarter primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky effective November 2011, and the acquisition of FHP effective January 1, 2012. The revenue increase is also attributable to continued growth of the Medicare Advantage Coordinated Care Plan (“CCP”) membership. Additionally, the revenue increase is due to the growth of the Medicare Part D business as a result of the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.
Managed care premium revenue also increased as a result of minimum medical loss ratio rebate accrual reductions related to new guidance on capitated medical contracts issued in 2012 and increases in the average Commercial realized premium per member per month (“PMPM”). The managed care premium revenue increases were partially offset by Commercial membership declines.
Management services revenue decreased from the prior year quarter in part due to the loss of a Workers' Compensation customer account which was partially offset by certain groups moving from Commercial Risk to ASO products.
Medical Costs and Cost of Sales
Medical costs increased primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky, the acquisition of FHP and the Medicare Part D membership growth.  Medical costs also increased as a result of organic membership growth for the Medicare Advantage CCP and Medicaid businesses.  This was partially offset by a decrease in Commercial membership, as noted above.
Total medical costs as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 2.9% over the prior year quarter, from 81.5% to 84.4%, primarily as a result of the increased Medicaid MLR results. The overall MLR also increased due to a higher mix of Medicare Advantage CCP and Medicaid members, which operate at a higher MLR, in the current quarter compared to the prior year quarter. The overall Medicaid MLR increased over the prior year quarter, from 88.1% to 93.0%, primarily due to higher medical costs associated with the Kentucky Medicaid contract which incurred a MLR of 108.4% for the current year quarter.  The MLR associated with Kentucky Medicaid was high primarily due to higher utilization as a result of adverse member selection, especially in regions with high cost provider systems and high utilization in pharmacy and mental health, as well as delays by the Commonwealth of Kentucky in the full implementation of risk adjusted revenue.  The higher costs are also related to transitioning a highly unmanaged Medicaid population to a managed care environment. We have several initiatives to improve care and reduce medical costs through the introduction of member co-pays and changes made to the provider network.
Cost of sales associated with the Workers’ Compensation Division decreased due to the loss of a customer account.
Selling, General and Administrative
Selling, general and administrative expense, as a percentage of revenue, decreased 1.5% from the prior year quarter primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.
Selling, general and administrative expense, in the aggregate, increased primarily due to normal operating costs associated with the Kentucky Medicaid expansion and the FHP acquisition; including, but not limited to, salaries and benefits, professional fees and premium taxes. The increase is also attributable to additional salaries and benefits resulting from an increase in the number of full-time employees, particularly those associated with the growth of the Medicare Part D products. The increases are partially offset by a general reduction in broker commissions and lower administrative costs associated with processing outstanding medical claims.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current year quarter primarily due to the additional amortization associated with the FHP Missouri intangible assets, as well as placing certain internally developed medical quality improvement software into service.
Interest Expense and Other Income, Net
Interest expense decreased from the prior year quarter due to lower interest expense associated with the repayment, at maturity of the $233.9 million outstanding balance of our 5.875% Senior Notes in January 2012 and the repayment of our revolving Credit Facility in the second quarter of 2011. This was partially offset by the interest expense on $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 issued in the later part of the second quarter of 2011.
Other income, net increased as income in the current quarter included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes slightly decreased from the prior year quarter primarily due to a decrease in earnings from the prior year quarter, partially offset by a slight increase in the current quarter effective tax rate. The effective tax rate on operations increased to 37.0% as compared to 34.5% for the prior year quarter, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.

Comparison of Nine Months Ended September 30, 2012 and 2011
Managed Care Premiums and Management Services
Managed care premium revenue increased from the prior year nine-month period primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky and the acquisition of FHP. The increase is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in product offerings.
Medicare Advantage revenue increased over the prior year nine-month period primarily as a result of the Risk Adjustment Data Validation (“RADV”) audit reserve releases.  On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” In that notice, CMS made significant changes regarding which contract years will be subject to the CMS RADV audits and altered other core areas of the audit methodology. We maintain reserves for our exposure to the RADV audits, and during the first quarter of 2012 released RADV audit reserves, related to the 2007 through 2011 contract years, resulting in an increase in operating earnings of $133.0 million. Medicare Advantage revenue also increased as a result of organic membership growth.
Managed care premium revenue also increased from the prior year nine-month period as a result of minimum medical loss ratio rebate accrual reductions of $36.3 million related to new guidance on capitated medical contracts issued in 2012 and as a result of increases in the average Commercial realized premium PMPM. The managed care premium revenue increases were partially offset by Commercial membership declines.
Management services revenue increased over the prior year nine-month period primarily due to certain groups moving from Commercial Risk to ASO products.
Medical Costs and Cost of Sales
Medical costs increased from the prior year nine-month period primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky, the acquisition of FHP and continued Medicare Part D membership growth.  Medical costs also increased as a result of organic membership growth for Medicare Advantage CCP and Medicaid.  This was partially offset by a decrease in Commercial membership, as noted above.
Total MLR increased 2.3% over the prior year nine-month period, from 82.1% to 84.4%, as a result of the increased Medicaid MLR, which was partially offset by the Medicare Advantage RADV audit reserve releases during the current year nine-month period.  The overall MLR also increased due to a higher mix of Medicare Advantage CCP and Medicaid members, which operate at a higher MLR, in the current year nine-month period compared to the prior year nine-month period. The overall Medicaid MLR increased in the current year nine-month period, from 87.0% to 95.3%, primarily due to higher medical costs associated with the Kentucky Medicaid contract with an incurred MLR of 113.2% in the current year nine-month period, for reasons discussed above.
Selling, General and Administrative
Selling, general and administrative expense, as a percentage of revenue, decreased 2.0% from the prior year nine-month period primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.
Selling, general and administrative expense, in the aggregate, increased over the prior year nine-month period primarily due to normal operating costs associated with the new Medicaid contract with the Commonwealth of Kentucky and the FHP acquisition; including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also attributable to additional salaries and benefits associated with an increase in the number of full-time employees associated with the growth of the Medicare Part D products. The increases are partially offset by a general reduction in broker commissions and lower stock-based compensation expense. For more information regarding stock-based compensation, refer to Note H, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, on May 27, 2011, a Louisiana state court entered an order of final approval of a provider class action settlement and, accordingly, the Company recorded a non-recurring pretax adjustment to earnings of $159.3 million in the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current year nine-month period primarily due to the intangible asset impairment associated with the non-renewal of the State of Kansas Medicaid contract. During the second quarter of 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, which we assumed in connection with the acquisition of FHP. Accordingly, the current year nine-month period depreciation and amortization expense includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract. The impairment charged related only to the intangibles assigned to the Kansas business acquired in the FHP acquisition and did not affect the intangibles assigned to the ongoing Missouri business, also acquired in the FHP acquisition. Additionally, a portion of the depreciation and amortization expense increase is a result of placing certain internally developed medical quality improvement software into service.

Interest Expense and Other Income, Net
Interest expense increased over the prior year nine-month period due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 in the later part of the second quarter of 2011.  This was partially offset by lower interest expense associated with the repayment, at maturity, of the $233.9 million outstanding balance of our 5.875% Senior Notes in January 2012 and the repayment of our revolving Credit Facility in the second quarter of 2011.
Other income, net increased as income in the current year nine-month period included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes decreased from the prior year primarily due to a decrease in earnings, resulting from the non-recurring pretax adjustment to earnings associated with the provider class action litigation in Louisiana for 2011, and partially offset by an increase in the current year nine-month period effective tax rate. The effective tax rate on operations increased to 38.0% as compared to 36.0% for the prior year nine-month period, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.

Segment Results
We reorganized the executive management team to better align resources and provide continued focus on areas of future growth.  As a result of this reorganization, we realigned our segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information.  As a result, our reportable segments have changed to the following three reportable segments: Commercial Products, Government Programs and Workers’ Compensation.
Our segment presentation for 2011 has been reclassified to conform to the 2012 presentation.  For additional information regarding our segments, refer to Note C, Segment Information, in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

The following table is provided to facilitate a discussion regarding the comparison of our segment results of operations for the quarters and nine months ended September 30, 2012 and 2011:

	Quarters Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating Revenues (in thousands)
Commercial Risk	$1,409,863	$1,508,042	$(98,179)	$4,334,616	$4,531,512	$(196,896)
Commercial Management Services	101,138	99,301	1,837	328,474	296,732	31,742
Commercial Products Division	1,511,001	1,607,343	(96,342)	4,663,090	4,828,244	(165,154)
Medicare Advantage	697,724	591,051	106,673	2,216,327	1,783,534	432,793
Medicaid Risk	730,996	316,255	414,741	2,096,734	933,109	1,163,625
Medicare Part D	343,185	271,947	71,238	1,151,487	946,588	204,899
Government Programs Division	1,771,905	1,179,253	592,652	5,464,548	3,663,231	1,801,317
Workers’ Compensation	187,992	196,198	(8,206)	574,489	587,821	(13,332)
Other/Eliminations	(13,115)	(7,251)	(5,864)	(34,580)	(21,769)	(12,811)
Total Operating Revenues	$3,457,783	$2,975,543	$482,240	$10,667,547	$9,057,527	$1,610,020

Gross Margin (in thousands)
Commercial Products Division	$370,778	$382,443	$(11,665)	$1,156,932	$1,195,652	$(38,720)
Government Programs Division	224,226	211,334	12,892	695,921	564,533	131,388
Workers’ Compensation	121,814	124,687	(2,873)	373,130	378,218	(5,088)
Other/Eliminations	—	—	—	—	—	—
Total Gross Margin	$716,818	$718,464	$(1,646)	$2,225,983	$2,138,403	$87,580

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health Plan Commercial Risk	$308.42	$303.33	1.7%	$310.11	$303.02	2.3%
Medicare Advantage Risk	$908.57	$893.22	1.7%	$952.82	$895.13	6.4%
Medicare Advantage Risk excluding RADV release (1)	$908.57	$893.22	1.7%	$911.63	$895.13	1.8%
Medicare Part D (2)	$86.24	$94.10	(8.4%)	$86.42	$92.89	(7.0%)
Medicaid Risk	$241.92	$226.39	6.9%	$243.02	$221.94	9.5%

Medical Loss Ratios (MLR):
Health Plan Commercial Risk	81.5%	82.1%	(0.6%)	81.5%	80.9%	0.6%
Medicare Advantage Risk	83.1%	82.0%	1.1%	80.1%	83.0%	(2.9%)
Medicare Advantage Risk excluding RADV release (1)	83.1%	82.0%	1.1%	83.3%	83.0%	0.3%
Medicare Part D	84.2%	76.8%	7.4%	90.0%	88.0%	2.0%
Medicaid Risk	93.0%	88.1%	4.9%	95.3%	87.0%	8.3%
Total MLR	84.4%	81.5%	2.9%	84.4%	82.1%	2.3%

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

Commercial Products Division
Quarters and Nine Months Ended September 30, 2012 and 2011
Commercial risk revenue decreased for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 due to lower membership as a result of attrition, in-group changes and certain groups moving from Commercial Risk to ASO products.  This decrease was partially offset by minimum medical loss ratio rebate accrual reductions in the current year nine-month period of $36.3 million and an increase in the average realized premium PMPM due to renewal rate increases.
The gross margin for this Division decreased for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 primarily due to a decline in Commercial Risk membership. The Commercial Risk MLR was relatively consistent for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011. There was a slight increase in the Commercial Risk MLR for the nine-month period, as utilization trends continue to return to normal levels. This was offset by minimum medical loss ratio rebate accrual reductions and an increase in the average Commercial realized premium PMPM due to renewal rate increases.
Government Programs Division
Quarters and Nine Months Ended September 30, 2012 and 2011
Medicaid revenue increased for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 primarily as a result of the new contract with the Commonwealth of Kentucky effective November 2011 and the acquisition of FHP effective January 1, 2012. Medicare Advantage revenue increased over the prior year quarter and nine-month period primarily as a result of the RADV audit reserve releases, as previously discussed.  Medicaid and Medicare Advantage revenue also increased as a result of organic membership growth.
The revenue increase for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in product offerings from two in 2011 to three in 2012.  Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premium was $86.22 PMPM in 2012 compared to $91.15 PMPM in 2011.  Excluding the effect of CMS risk sharing premium adjustments and revenue ceded to external parties, Medicare Part D premiums for 2012 decreased to $86.42 PMPM, compared to $92.89 PMPM in 2011, primarily due to the addition of a new lower priced premium product in 2012.
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
The gross margin for this Division increased for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 primarily driven by the Medicare Advantage RADV audit reserve releases in 2012 and premium PMPM increases for Medicare Advantage and Medicaid Risk.  These increases were offset by higher Medicaid Risk MLR.  The higher Medicaid Risk MLR was driven by high medical costs associated with the new Kentucky business.
Workers’ Compensation Division
Quarters and Nine Months Ended September 30, 2012 and 2011
The Workers’ Compensation Division revenue and gross margin decreased for the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 in part due to the loss of a customer account. The revenue decrease is partially offset by increased revenue in our clinical and durable medical equipment programs as a result of higher volumes and service items, respectively.

Liquidity and Capital Resources
Liquidity
Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes, among other investment categories, government and corporate securities and has an average credit quality rating of “AA-” and an effective duration of 4.04 years as of September 30, 2012. The average credit quality rating is based on the weighted average credit rating as provided by Standard & Poor's. See Footnote F, Investments, to the condensed consolidated financial statements for more information regarding our investments, which is incorporated herein by reference. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.

Our cash and investments, consisting of cash, cash equivalents, short-term investments and long-term investments, but excluding deposits of $73.2 million at September 30, 2012 and $74.0 million at December 31, 2011 that are restricted under state regulations, decreased by $0.3 billion to $4.0 billion at September 30, 2012 from $4.3 billion at December 31, 2011.
We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note F, Investments, to the condensed consolidated financial statements, which is incorporated herein by reference.
During the nine months ended September 30, 2012, the Board of Directors declared three quarterly cash dividends of $0.125 per share each, or $51.6 million in the aggregate. The cash dividend for the quarter ended September 30, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at September 30, 2012, and subsequently paid on October 8, 2012. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
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
Cash Flows
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2012 was an inflow as a result of net earnings, net of adjustments, and an increase in medical liabilities primarily related to the continued growth of both the Medicare Part D and Kentucky businesses. Offsetting these inflows was an increase in other receivables related to the timing of settlement of current year subsidy and risk share receivables for our Medicare business due from CMS. Additionally, offsetting the inflows is a decrease of accounts payable and other accrued liabilities primarily as a result of payments in 2012 for the 2011 annual incentive and performance compensation program and payments in 2012 for the 2011 minimum medical loss ratio rebates.
Our net cash from operating activities for the nine months ended September 30, 2012 decreased by $449.5 million from the corresponding 2011 period.  The decrease was a result of the timing of settlement of current year subsidy receivables for our Medicare business due from CMS, deferred revenue related to the early receipt in September 2011 of the October 2011 Medicare premium payment from CMS, which did not occur in September 2012, and lower net earnings.  Offsetting this decrease in net cash from operating activities was an increase in medical liabilities primarily related to the continued growth of both the Medicare Part D and Kentucky businesses and $150.5 million paid in 2011 to settle the provider class action litigation in Louisiana.
Investing Activities
Net cash from investing activities was an outflow for the nine months ended September 30, 2012 primarily due to investment purchases, capital expenditures and the acquisition of FHP during the period.  This outflow was partially offset by the proceeds received from the sales and maturities of investments.
Projected capital expenditures for fiscal year 2012 are estimated at $80 to $90 million and consist primarily of computer hardware, software and other equipment.
Cash flows used for investing activities for the nine months ended September 30, 2012 decreased by $557.3 million from the corresponding 2011 period. The decrease is primarily due to lower investment purchases in 2012 partially offset by lower proceeds received from the sales of investments and larger payments for acquisitions.
Financing Activities
Net cash from financing activities was an outflow, primarily due to the repurchase of stock of $311.2 million and repayment of the $233.9 million outstanding balance of our 5.875% Senior Notes during the nine months ended September 30, 2012.
Under our share repurchase program, we purchased 9.3 million shares of our common stock during the nine months ended September 30, 2012, at an aggregate cost of $300.0 million. The entire amount was repurchased during the second quarter of 2012. As of September 30, 2012, the total remaining number of common shares we are authorized to repurchase under this program is 7.2 million. Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program.
Cash flows from financing activities for the nine months ended September 30, 2012 decreased by $557.0 million from the corresponding 2011 period. The decrease is primarily due to more share repurchases in 2012 and dividends paid in 2012, which did not occur in 2011, as well as higher net borrowings in 2011 related to the issuance in 2011 of our Senior Notes due June 7, 2021.

Health Plans
Our regulated health maintenance organization and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the nine months ended September 30, 2012, we received $214.7 million in dividends from our regulated subsidiaries and made $39.0 million in capital contributions to them.  We had approximately $1.9 billion of regulated capital and surplus at September 30, 2012.
We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.
Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.1 billion and $1.4 billion at September 30, 2012 and December 31, 2011, respectively.  The decrease resulted primarily from share repurchases, the repayment of our 5.875% Senior Notes, cash paid for the FHP acquisition, capital contributions made by the parent company and cash dividend payments partially offset by dividends received from our regulated subsidiaries and earnings generated by our non-regulated entities.

Outlook
Commercial Products Division - We expect our Commercial Risk membership to decrease slightly during the fourth quarter of 2012, from approximately 1.5 million members at September 30, 2012. Full year 2012 Commercial MLR is expected to be in the range of 81.5% to 82.5%, a slight increase from the 2011 MLR of 81.6%.
Government Programs Division - For our Medicare Advantage product, we anticipate slight growth during the fourth quarter of 2012, from 256,000 members at September 30, 2012. We expect the 2012 Medicare Advantage MLR to be in the range of low to mid 80%s, excluding the favorable effect from the release of RADV audit reserves recorded in the first quarter of 2012.
For our Medicaid business, we are expecting membership to decrease slightly during the fourth quarter of 2012, from approximately 1.0 million members at September 30, 2012. We anticipate a sequential improvement in the Kentucky market MLR resulting in an MLR in the range of low to mid 90%s for the total Medicaid business.
We anticipate membership in our Medicare Part D product will increase slightly during the fourth quarter of 2012, from 1.5 million members at September 30, 2012. Our MLR expectation for 2012 is in the range of low to mid 80%s.
Workers’ Compensation Division - We expect our Workers’ Compensation Division revenue, cost of sales and selling, general and administrative expense will decrease in 2012 driven by the loss of a customer account. We expect the full year 2012 gross margin for this Division to be down compared to 2011 by approximately 2% due to the customer account loss.
Other - We expect selling, general and administrative expense to be in a range of $2.09 billion to $2.11 billion for 2012. We expect our effective tax rate will range from 37.7% to 38.3% for 2012. Although the declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change, we expect to continue our quarterly cash dividend payments to our shareholders throughout 2012.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1: Legal Proceedings
See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 1A: Risk Factors
With the exception of the new risk factors below related to the proposed merger with Aetna, Inc. (“Aetna”), there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2012.
Certain Risks Related to the Proposed Merger.
On August 19, 2012, we entered into the Merger Agreement, pursuant to which we will be acquired by Aetna. See Note A, Basis of Presentation and Significant Events, to the condensed consolidated financial statements for information and disclosures related to the Proposed Merger, which is incorporated herein by reference. There is no assurance that our stockholders will approve the adoption of the Merger Agreement, and there is no assurance that the other conditions to the completion of the proposed Merger will be satisfied. In connection with the proposed Merger, we and our stockholders will be subject to several risks, including the following:
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.
Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as our employees may experience uncertainty about their future roles with the combined business. If key employees of the Company depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire to not become employees of the combined business, our business and results of operations could be adversely affected.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Aetna. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. Further, there are only limited exceptions to our agreement that our Board of Directors will not withdraw or modify in a manner adverse to Aetna the recommendation of our Board of Directors in favor of the adoption of the Merger Agreement, and Aetna generally has a right to match any competing acquisition proposals that may be made. However, at any time prior to the adoption of the Merger Agreement by our stockholders, our Board of Directors is permitted to take certain of these actions and, in certain circumstances, terminate the Merger Agreement if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to our stockholders under applicable law, doing so could entitle Aetna to a termination fee of $167.5 million.
While we believe these provisions are reasonable and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the Company than it might otherwise have proposed to pay because of the added expense of the $167.5 million termination fee that may become payable by the Company in certain circumstances.
Failure to complete the Merger could negatively affect the stock price and the future business and financial results of the Company.
Completion of the Merger is subject to the satisfaction (or waiver, if applicable) of numerous conditions, including, but not limited to, the following:

•	adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock in accordance with Delaware law;

•	absence of any applicable law or order being in effect that enjoins, restrains, prevents, prohibits or makes illegal completion of the Merger;

•	absence of the imposition of any term or condition that would have or would reasonably be expected to have, individually or in the aggregate, a regulatory material adverse effect on Aetna or Coventry;

•	receipt of necessary regulatory and governmental approvals; and

•	the accuracy of the representations and warranties and the performance of the covenants made by the parties in the Merger Agreement.
There can be no assurance that these and other conditions set forth in the Merger Agreement will be satisfied or that the Merger will be completed. If the Merger is not completed, the ongoing businesses of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including, but not limited to, the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices, and from our customers, providers, vendors, regulators and employees;

•	We may be required to pay Aetna a termination fee of $167.5 million if the Merger is terminated under certain circumstances;

•	We will be required to pay certain transaction-related costs relating to the Merger, whether or not the Merger is completed;

•
The Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Aetna (in most cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

•
Matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may adversely affect our businesses, financial condition, financial results and stock prices.
In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock prices.
We do not expect the closing of the Merger to occur until mid-2013 and our ability to operate our business until closing is restricted by certain provisions in the Merger Agreement.
The closing of the Merger is subject to the satisfaction of certain conditions, which we expect will be satisfied sometime in 2013. Until the earlier of the closing of the Merger or the termination of the Merger Agreement, our ability to operate our business is restricted by the Merger Agreement. In general, except (i) as required or expressly contemplated by the Merger Agreement, (ii) as required or prohibited by applicable law or (iii) as set forth in the confidential disclosure schedules delivered in connection with the execution of the Merger Agreement, unless Aetna otherwise consents (which consent may not be unreasonably withheld, conditioned or delayed), we are required to conduct our business in the ordinary course of business consistent with past practice and in compliance in all material respects with applicable laws and permits and to use commercially reasonable efforts to preserve intact our business organization and relationships with third parties and to keep available the services of our present officers and employees. In addition, we have agreed to refrain from taking certain other actions set forth in the Merger Agreement. Our agreement to conduct our business in the ordinary course of business consistent with past practices may prohibit the Company from pursing certain other business opportunities or taking other actions which may be beneficial to the Company. The failure to pursue such business opportunities or to take such actions during the pendency of the Merger may negatively affect our results of operations.
Lawsuits have been filed and other lawsuits may be filed against the Company and Aetna challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.

In connection with the proposed Merger, several purported stockholders of Coventry have filed putative class action lawsuits in the Court of Chancery of the State of Delaware and Circuit Court for Montgomery County, Maryland. These lawsuits seek, amongst other things, injunctive relief prohibiting the defendants from completing the proposed Merger and other types of money damages, costs and attorneys' fees.
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
In addition, the defense or settlement of any of these lawsuits or claims may adversely affect the combined company's business, financial condition or results of operations.

Our business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which we do business may experience uncertainty associated with the Merger, including with respect to current and future business relationships with us. Our business relationships may be subject to disruption as customers, providers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects of our business. The adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our purchases of our common shares during the quarter ended September 30, 2012 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program(2)
July 1-31, 2012	—	$—	—	7,182
August 1-31, 2012	11	$35.44	—	7,182
September 1-30, 2012	26	$41.56	—	7,182
Totals	37	$39.76	—	7,182

(1)	Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

ITEM 3: Defaults Upon Senior Securities
Not Applicable.
ITEM 4: Mine Safety Disclosures
Not Applicable.
ITEM 5: Other Information
Not Applicable.

ITEM 6: Exhibits

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of August 19, 2012, among Aetna, Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Coventry Health Care, Inc.'s Form 8-K filed on August 20, 2012).

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	November 5, 2012	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date:	November 5, 2012	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 5, 2012	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of August 19, 2012, among Aetna, Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Coventry Health Care, Inc.'s Form 8-K filed on August 20, 2012).

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.