Form 10-K
period 2012-12-31
COVENTRY HEALTH CARE INC
filed 2013-02-27
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (computed by reference to the closing sales price of such stock on the NYSE® stock market on such date) was $4,215,702,482.
As of January 31, 2013, there were 134,604,569 shares of the registrant’s voting Common Stock outstanding.

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

COVENTRY HEALTH CARE, INC.
FORM 10-K

PART I
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are defined as statements that are not historical facts and include those statements relating to future events or future financial performance. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations, and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “Coventry,” “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to Coventry Health Care, Inc. and its subsidiaries as of December 31, 2012.
These forward-looking statements may be affected by a number of factors, including, but not limited to those contained in Item 1A, “Risk Factors,” of this Form 10-K. Actual operations and results may differ materially from those expressed in this Form 10-K. Among the risk factors that may materially affect our business, operations or financial condition are the ability to accurately estimate and control future health care costs; the ability to increase premiums to offset increases in our health care costs; general economic conditions and disruptions in the financial markets; changes in legal requirements and healthcare industry practices from recently enacted federal or state laws or regulations, court decisions, or government audits, investigations and proceedings; guaranty fund assessments under state insurance guaranty association law; changes in government funding and various other risks associated with our participation in Medicare and Medicaid programs; our ability to effectively implement and manage new or less seasoned markets, such as our Kentucky Medicaid program, including the implementation of appropriate risk adjustment revenue and management of the associated medical costs and the effect on our medical loss ratio; a reduction in the number of members in our health plans; the ability to acquire additional managed care businesses, enter into new markets and to successfully integrate acquired businesses into our operations, particularly while our merger with Aetna is pending; an ability to attract new members or to increase or maintain our premium rates; the non-renewal or termination of our government contracts, unsuccessful bids for business with government agencies or renewal of government contracts, unsuccessful bids for business with government agencies or renewal of government contracts on less favorable terms; failure of independent agents and brokers to continue to market our products to employers; a failure to obtain cost-effective agreements with a sufficient number of providers that could result in higher medical costs and a decrease in our membership; negative publicity regarding the managed health care industry generally or our Company in particular; a failure to effectively protect, maintain and develop our information technology systems; compromises of our data security; periodic reviews, audits and investigations under our contracts with federal and state government agencies; litigation including litigation based on new or evolving legal theories; volatility in our stock price and trading volume; our indebtedness, which imposes certain restrictions on our business and operations; an inability to generate sufficient cash to service our indebtedness; our ability to receive cash from our regulated subsidiaries; an impairment of our intangible assets; our certificate of incorporation, our bylaws and Delaware law, which could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable; and our proposed merger with Aetna, including, but not limited to, risks related to our failure to complete the merger with Aetna, our ability to attract, retain and motivate our key employees and executives in light of the pending merger, and limitations on our ability to conduct our business between now and the closing of the merger.

Item 1: Business
General
We are a diversified national managed healthcare company based in Bethesda, Maryland, dedicated to delivering high-quality health care solutions at an affordable price. Coventry provides a full portfolio of risk and fee-based products including Medicare and Medicaid programs, group and individual health insurance, workers’ compensation solutions, and network rental services. With a presence in every state in the nation, Coventry’s products currently serve approximately 5 million individuals helping them receive the greatest possible value for their health care investment.
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
Proposed Merger
On August 19, 2012, we, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into us, with the Company surviving the merger as a wholly-owned subsidiary of Aetna (the “Merger”). A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 20, 2012. We subsequently entered into Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, which were filed as Exhibit 2.1 to our Current Reports on Form 8-K filed on October 23, 2012 and November 13, 2012, respectively. As used herein, the “Merger Agreement” means the Agreement and Plan of Merger, by and among Coventry, Aetna and Merger Sub, as amended. Under the terms of the Merger Agreement, our shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of our common stock. The total transaction was estimated at $7.3 billion, including the assumption of our debt, based on the closing price of Aetna common shares on August 17, 2012.
On November 21, 2012, our stockholders voted at the stockholder special meeting to approve the adoption of the Merger Agreement. Of the 104,941,398 shares voting at the special meeting of stockholders, more than 99% voted in favor of the adoption of the Merger Agreement, which represented approximately 78% of our total outstanding shares of common stock as of the October 15, 2012 record date.
The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by us and Aetna, respectively, and compliance by us and Aetna with their respective obligations under the Merger Agreement. The Merger is not expected to close until mid-2013.
Division Overview
During the first quarter of 2012, we reorganized the executive management team to better align resources and provide continued focus on areas of future growth. As a result of this reorganization, we realigned our segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information. Accordingly, we have the following three reportable segments: Commercial Products, Government Programs, and Workers’ Compensation. Each of these segments, which we also refer to as “Divisions,” is separately managed and provides separate operating results that are evaluated by our chief operating decision maker.
The Commercial Products Division is primarily comprised of our traditional health plan based Commercial and Individual Risk business. Our health plans offer commercial risk products, including health maintenance organization (“HMO”), preferred provider organization (“PPO”) and point of service (“POS”) products, to individuals and employer groups of all sizes. We offer these products on an underwritten or “risk” basis where we receive a monthly premium in exchange for assuming underwriting risks, including all medical and administrative costs. Additionally, through this Division we contract with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offer administrative services only (“ASO”) products to businesses that self-insure their employee health benefits, including medical claims administration, pharmacy benefits management (“PBM”), utilization management and quality assurance programs for a fixed fee with the customer assuming the risk for medical costs. We also offer consumer-directed benefit options including health reimbursement accounts (“HRA”) and health savings accounts (“HSA”) to our commercial customers.
We operate local health plans that serve 27 states, primarily in the Mid-Atlantic, Midwest, Mountain West and Southeast United States. Our health plans are operated under the names Altius Health Plans, Coventry, Coventry Health Care, CoventryCares, Coventry Health and Life, HealthAmerica, HealthAssurance, HealthCare USA and WellPath. Our health plans are generally located in small to mid-sized metropolitan areas. For a complete list of our significant subsidiaries, refer to Exhibit 21 included with this Annual Report on Form 10-K.
Our network rental business offers provider network rental services through a national PPO network to national, regional and local third-party administrators (“TPAs”) and insurance carriers. Our behavioral health benefits business provides coordination of comprehensive mental health and substance abuse treatment. The Commercial Products Division also contains our dental services business.
The Government Programs Division includes our Medicare Part D and traditional health plan based Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) and Medicaid products. Our Medicare Part D program provides eligible beneficiaries access to prescription drug coverage and receives premium payments from the federal government. Additionally, this Division provides comprehensive health benefits on a risk basis to members participating in the Medicare Advantage CCP and Medicaid programs (dual eligible beneficiaries) for which we receive premium payments from federal and state governments.
Our Workers’ Compensation Division is comprised of fee-based, managed care services, such as provider network access, bill review, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance.

Health Plan Markets
The geographic markets in which our health plans operate and the products offered in each market, during 2012, are described as follows:

•	Arkansas - commercial products in Northwest Arkansas, Fort Smith, Hot Springs and Little Rock; and Medicare Advantage CCP products in 13 counties.

•	Delaware - commercial products throughout the state.

•
Florida - commercial products in South Florida, the Treasure Coast, the Tampa Bay area and certain counties in North Florida; Medicaid products in South Florida, the Treasure Coast and certain counties in North Florida and the state’s panhandle; and Medicare Advantage CCP products in South Florida and the Tampa Bay area.

•	Georgia - commercial products primarily in the greater Atlanta, Savannah, Augusta, Macon and Columbus metropolitan areas; and Medicare Advantage CCP products in 27 counties.

•	Idaho - commercial products throughout the state.

•	Illinois - commercial products throughout the state; and Medicare Advantage CCP products in portions of Eastern, Central, Western and Northern Illinois.

•	Iowa - commercial products primarily in the Des Moines, Waterloo, Sioux City, Ames, Cedar Rapids and Iowa City metropolitan areas; and Medicare Advantage CCP products in 49 counties.

•
Kansas - commercial products in the Kansas City and Wichita metropolitan areas as well as portions of Western Missouri; Medicaid products for the State of Kansas in portions of Eastern Missouri; and Medicare Advantage CCP products in the Kansas City, Topeka, and Wichita metropolitan areas as well as Southwest Missouri.

•	Kentucky - Medicaid products in seven out of eight regions within the state.

•	Louisiana - commercial products primarily in the New Orleans, Baton Rouge, Shreveport and Monroe metropolitan areas.

•	Maryland - commercial products throughout the state; and Medicaid products in the Baltimore City, Baltimore County, Harford County and Cecil County.

•	Michigan - Medicaid and Children’s Health Insurance Program products in Wayne, Oakland, Macomb, Kalamazoo, St. Joseph, Cass and Hillsdale counties.

•	Missouri - commercial products throughout the state; Medicare Advantage CCP products in Kansas City, Springfield, St. Louis and Central Missouri areas; and Medicaid products throughout the state.

•	Nebraska - commercial and Medicaid products throughout the state; and Medicare Advantage CCP products in 17 counties.

•	Nevada - commercial products primarily in the Las Vegas metropolitan area.

•	North Carolina - commercial products primarily in the Raleigh-Durham, Greensboro, Winston-Salem, and Charlotte metropolitan areas; and Medicare Advantage CCP products in 15 counties.

•	Ohio - commercial and Medicare Advantage CCP products in Eastern portions of the state.

•	Oklahoma - commercial products in the Oklahoma City and Tulsa markets and Medicare Advantage CCP products in the Oklahoma City area.

•
Pennsylvania - commercial products in all Pennsylvania markets; Medicare Advantage CCP products in the Pittsburgh, Philadelphia, Harrisburg and State College metropolitan areas; and Medicaid products throughout the majority of the state.

•	South Carolina - commercial products in the Charleston, Columbia and Greenville-Spartanburg metropolitan areas.

•	South Dakota - commercial products throughout Eastern South Dakota and Medicare Advantage CCP products in 12 counties.

•
Tennessee - commercial products primarily in the metropolitan Memphis and West Tennessee areas, with additional networks in the far northern Mississippi counties of DeSoto and Tate; and Eastern Arkansas.

•	Texas - Medicare Advantage CCP products in 20 counties that include Dallas, Houston, San Antonio and El Paso.

•	Utah - commercial products throughout the state and Medicare Advantage CCP products in 13 counties.

•	Wyoming - commercial products primarily in the lower Southwestern counties near Utah and Medicare Advantage CCP products in Uinta County.

•	Virginia - commercial products primarily in the Richmond, Roanoke and Charlottesville metropolitan areas and the Shenandoah Valley and Medicaid products throughout most of the state.

•	West Virginia - commercial and Medicaid products throughout the majority of the state.

Commercial Products Division
Health Plan Commercial Risk Products
Our health plans offer employer groups a full range of commercial risk products, including our HMO, PPO and POS products, designed to meet the needs and objectives of a wide range of employers and members as well as to comply with regulatory requirements. Our health plans also offer major medical and high-deductible products to individual consumers. The distribution of these products is through independent licensed brokers, directly from our sales organization or through our website. Our health plans had 1.5 million commercial risk members as of December 31, 2012 that accounted for $5.7 billion of revenue in 2012.
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
Health Plan Commercial Management Services Products
Our health plans offer management services and access to their provider networks to employers that self-insure their employee health benefits. The management services provided under these ASO arrangements typically include medical claims administration, pharmacy benefits management, utilization management and quality assurance programs for a fixed fee. Other features commonly provided to fully insured customers (such as value-added wellness benefits) are generally also available to ASO customers. These ASO arrangements typically do not involve our health plans assuming primary underwriting risk; rather, we are paid a fixed fee for providing management services and access to our provider networks. As of December 31, 2012, our health plans had approximately 730,000 non-risk health plan members.
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
Commercial management services accounted for $342.7 million of revenue for the year ended December 31, 2012.
Network Rental
We offer our national PPO network and other managed care products to national, regional and local TPAs and insurance carriers. Primarily operating on a business-to-business basis, network rental focuses on delivering managed care and administrative solutions that increase client efficiency and improve their product offerings. Network services are supplemented with a variety of product offerings, including clinical management programs. Our network rental businesses accounted for $86.5 million of revenue in 2012.
Behavioral Health Services
We operate in the managed behavioral healthcare industry and provide coordination of comprehensive mental health, substance abuse treatment and employee assistance programs (“EAP”) throughout the United States. These services are provided through MHNet Specialty Services, LLC and associated subsidiaries (“MHNet”), which is based in Austin, Texas. MHNet provides behavioral health and EAP services to health plans and employer clients and accounted for $10.0 million of revenue, after intercompany eliminations, in 2012.
Dental Benefit Services
We offer a full suite of dental services, including insured and administrative plans for individuals and groups, a full-service dental third-party administrator specializing in private-label programs and a full suite of discount products. These services are offered through Group Dental Service, Inc. and associated subsidiary (“GDS”), which is based in Rockville, Maryland. GDS accounted for $22.9 million of revenue, after intercompany eliminations, for the year ended December 31, 2012.
Government Programs Division
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
The Medicare Part D plans are marketed under the brand names of First Health Premier, First Health Premier Plus and First Health Value Plus. Certain of these plans include an option with first dollar coverage (no deductible) and options for generic coverage within the coverage gap in which no insurance coverage under the standard Part D program is available. We have established partnerships with Medicare Supplement insurance carriers, preferred retail partners and brokerage channels nationwide to distribute Medicare Part D prescription drug products to Medicare beneficiaries on our behalf. Medicare beneficiaries can also purchase our Medicare Part D products via an internet-based Medicare Plan Finder tool. The Plan Finder tool, developed by the Centers for Medicare & Medicaid Services (“CMS”), allows Medicare beneficiaries to search and compare Medicare coverage options and products from their geographic area. The Medicare eligible beneficiaries can then purchase their product via the Plan Finder tool or by phone. Our Medicare Part D line of business covered approximately 1.6 million members as of December 31, 2012 and accounted for $1.5 billion of revenue in 2012.
Health Plan Medicare Advantage CCP
As of December 31, 2012, our health plans operated Medicare Advantage CCP products in 15 states. CMS pays a county-specific fixed premium per member per month (“PMPM”) under our health plan Medicare contracts. Our health plans may also receive a monthly premium from their Medicare members and/or their employer. Our Medicare Advantage CCP line of business covered 259,000 members as of December 31, 2012 and accounted for $2.9 billion of revenue in 2012.
Health Plan Medicaid
 As of December 31, 2012, certain of our health plans offered health care coverage to Medicaid recipients in ten states. The health plans enter into Medicaid Managed Care contracts with each of these individual states. Under a Medicaid Managed Care contract, the participating state pays a premium PMPM based on the age, sex, eligibility category and, in some states, county or region of the Medicaid member enrolled. In some states, these premiums are adjusted further according to the health risk associated with the individual member. Our Medicaid line of business covered approximately 974,000 members as of December 31, 2012 and accounted for $2.8 billion of revenue in 2012.
During 2012, we continued our Medicaid program expansion with contract awards from the Commonwealth of Pennsylvania, the State of Nebraska and the State of Virginia to provide services for their respective Medicaid programs. Additionally, we expanded our Medicaid program through the acquisition of Children’s Mercy’s Family Health Partners (“FHP”) with Medicaid membership in Kansas and Missouri. On February 17, 2012, MO HealthNet, the Missouri Medicaid program, awarded us a

Medicaid contract through June 30, 2013. During the second quarter of 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, effective January 1, 2013, which we acquired in connection with the acquisition of FHP. As of December 31, 2012, we had approximately 151,000 Medicaid members in Kansas.
Workers’ Compensation Division
We provide a full suite of integrated cost containment services to insurance carriers, TPAs, governmental entities and employer groups to assist in managing their workers’ compensation and automobile claims. Our clients have access to our national provider network and our services are provided on a fee-for services basis. Our workers’ compensation products accounted for $757.8 million of revenue in 2012.
Our workers’ compensation bill review system provides national and multi-regional workers’ compensation clients with a system to integrate and manage their workers’ compensation medical data. Our Bill Review system enables our clients to have an accurate and consistent application of state fee schedule pricing, including applicable rules, regulations and clinical guidelines. State fee schedules, which typically represent the maximum reimbursement for medical services provided to the injured worker, differ by state and change as state laws and regulations are passed and/or amended. Our Bill Review system features full integration with our provider network and provides a seamless process for determining claim payment rates. As part of the bill adjudication process, we subject bills to a proprietary process to detect duplicate bills and correct billing irregularities and inappropriate billing practices. In addition, our Bill Review system has a comprehensive reporting database that produces a standard set of client savings and management reports. Clients who utilize our Bill Review system have online access to their data and are able to create reports at their desktops.
Insurance carriers, TPAs and employers contract with our First Script PBM program. First Script provides access to a retail network of over 67,000 pharmacies that can be accessed by workers’ compensation claimants immediately after an injury has occurred. First Script continues to provide service to these claimants upon compensability confirmation throughout the duration of their workers’ compensation claims. Home delivery of medication is included as part of First Script’s integrated prescription solution. In addition to providing network access to workers’ compensation claimants, First Script also offers a full suite of drug utilization review tools and reports to assist its clients in controlling their pharmacy costs. These tools go beyond basic formulary management and include predictive indicators of claim severity.
Our DME program (“DMEplus”) provides our clients with full coordination of services, plus access to our national DME and ancillary provider network of over 7,000 general and specialty providers. Once a referral is submitted, DMEplus coordinates all the arrangements for services, equipment, and supplies.
Our Care Management Services seek to promote appropriate healthcare access and utilization by performing services designed to monitor cases and facilitate the return to work of injured or ill employees who have been out of work, receiving healthcare, or both for an extended period of time due to a work-related or auto incident or disability. We provide field case management services for workers’ compensation cases through case managers working on a one-on-one basis with injured employees and their healthcare professionals, employers, TPAs and insurance company adjusters. Our case management services also consist of telephonic management of workers’ compensation, as well as short-term disability, long-term disability and employee absences covered under the Family and Medical Leave Act. We provide our customers with access to healthcare professionals who perform independent medical examinations to evaluate the medical conditions and treatment plans of patients. Our technology enables customers to make on-line referrals and check on the current status of their cases. Customers use our pre-certification and concurrent review services, which are certified by URAC (formerly known as Utilization Review Accreditation Commission), to ensure that a physician or registered nurse reviews, and pre-certifies if appropriate, specified medical procedures for medical necessity and appropriateness.
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

Our national provider network optimizes client savings through a combination of increased penetration to a broad network and discounted unit cost savings. The majority of the facility contracts feature fixed rate structures that ensure cost effectiveness while incentivizing providers to control utilization. The fixed rate structures include per diems based on the intensity of care and/or Diagnosis Related Group based pricing for inpatient care. Hospital outpatient charges are controlled by fixed fee schedules or on a per case basis. For facilities or procedures not covered by fixed pricing arrangements, charge master limitations are generally negotiated, which seeks to reduce the increasing trend of health care unit cost.
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
Our health plans have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services. Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our health plans’ exposure to the risk of increasing medical costs but expose them to risk as to the adequacy of the financial and medical care resources of the provider organization. Our health plans are ultimately responsible for the coverage of their members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under capitation arrangements, our health plans may be required to perform such obligations. Consequently, our health plans may have to incur costs in excess of the amounts they would otherwise have to pay under the original capitation arrangements. Medical costs associated with capitation arrangements made up approximately 9.0%, 8.2%, and 6.4% of our total medical costs for the years ended December 31, 2012, 2011, and 2010, respectively. We do not consider the financial risk associated with our existing capitation arrangements to be material.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) requires the Department of Health and Human Services (“HHS”) to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). The program allows plans to work with providers, physicians and other designated professionals and suppliers to form ACOs and work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. ACOs approved to participate in the MSSP that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by Medicare. HHS has significant discretion to determine key elements of the program. In response to this initiative, we are implementing High Performance Networks (“HPNs”) and gain share arrangements that align quality of care and cost incentives with our providers. HPNs are designed to deliver coordinated and efficient medical care to our members whereby the providers receive additional payments if each meets quality of care and cost targets aligning incentives with the payer.
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
We focus on the satisfaction of our members. We monitor appointment availability, member-waiting times, provider environments and overall member satisfaction. We continually conduct membership surveys of existing employer groups concerning the quality of services furnished and to obtain suggestions for improvement.
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
In 2012, approximately 85.8% of our claim transactions were received from providers in a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant electronic data interface format. In 2012, our claims system auto adjudicated approximately 81.0% of all claims, which improves our claims processing efficiency and accuracy.
In January 2009, HHS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. While use of the ICD-10 code sets is not mandatory until October 1, 2014, we continue to modify our claims processes and systems to prepare for the implementation. PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. HHS has adopted operating rules for health plan eligibility and health care claim status transactions. Covered entities were required to comply with these rules by January 1, 2013, but HHS has indicated that it will not enforce these requirements until March 31, 2013. In addition, HHS has established operating rules for health care electronic funds transfers and remittance advice transactions. Compliance with these rules is required by January 1, 2014. We have dedicated information technology teams that are efficiently addressing information system needs in support of these mandates, including upgrading and expanding the set of standardized diagnosis and procedure coding standards for all HIPAA transactions. Our strategy is to deploy the required changes so as to be fully compliant with the ICD-10 requirements by the required dates.
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
Significant Customers
Our health plan commercial risk products are diversified across a large customer base and no customer group comprises 10% or more of our managed care premiums. We received 11.7%, 10.0% and 11.2% of our management services revenue for the years ended December 31, 2012, 2011 and 2010, respectively, from the MHBP.
We received 34.2%, 32.7% and 35.6% of our managed care premiums for the years ended December 31, 2012, 2011 and 2010, respectively, from the federal Medicare programs throughout our various health plan markets and from national Medicare Part D products. The increase in 2012 is primarily due to higher Medicare Part D membership as a result of the addition of eight auto assign regions in 2012 as well as an increase in product offerings from two in 2011 to three in 2012. The decline in 2011 is primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011.
We also received 21.7%, 12.5% and 10.9% of our managed care premiums for the years ended December 31, 2012, 2011 and 2010, respectively, from our state-sponsored Medicaid programs throughout our various health plan markets. The increase in 2012 is primarily as a result of the new contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program and the acquisition of FHP with Medicaid membership in Kansas and Missouri. The Kentucky contract was awarded effective in the fourth quarter of 2011, and the acquisition of FHP was completed in the first quarter of 2012. The increase is also due to same-store growth in our Missouri market and expansion into new regions in our Nebraska, Pennsylvania and Virginia markets during the third quarter of 2012. In 2012, the Commonwealth of Kentucky and the State of Missouri accounted for 33.2% and 23.8% of our health plan Medicaid premiums, respectively.
During the second quarter of 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, effective January 1, 2013, which we assumed in connection with the acquisition of FHP. As of December 31, 2012, we had approximately 151,000 Medicaid members in Kansas.
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

Workers’ compensation competition includes regional and national workers’ compensation services companies and other service providers with an emphasis on PPO, clinical programs, PBM services or bill review. We differentiate ourselves based on our national PPO coverage and the ability to provide an integrated product, coupled with technology that reduces administrative cost. We compete with a multitude of PPOs, technology companies that provide bill review services, clinical case management companies, pharmacy benefit managers and rehabilitation companies for the business of these insurers. While experience differs with various clients, obtaining a workers’ compensation insurer as a new client typically requires extended discussions and a significant investment of time. Given these characteristics of the competitive landscape, client relationships are critical to the success of our workers’ compensation products.
Corporate Governance
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors and officers, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and employees. In addition, the Board of Directors has adopted Corporate Governance Guidelines and a Related Person Transactions Policy for our directors and committee charters for our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. All of these documents, as amended, can be accessed on our website at www.coventryhealthcare.com through the “Corporate Governance” link under “Investor Relations.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of the amendment or waiver on that Web site or in a report on Form 8-K.
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
PPACA seeks to decrease the number of uninsured individuals and expand coverage through a number of health insurance market reforms. In order to expand coverage, PPACA allows states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level by 2014. In addition, PPACA requires individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full-time employees offer affordable insurance to employees or pay an assessment. In addition, PPACA requires greater federal involvement in the regulation of health plans. For example, pursuant to PPACA, HHS, the Department of Labor and the Department of Treasury have jointly issued rules requiring health plans’ summary of benefits, coverage guidelines and the glossary of terms to be easily understandable and comparable, and compliant with government-issued templates. In the future, PPACA will also prohibit the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions.
Many of the provisions intended to expand insurance coverage, such as a mandate for individuals to obtain health insurance and for employers to provide insurance to employees, become effective in 2014. Additional provisions effective January 1, 2014 that address expansion of insurance coverage include prohibiting use of pre-existing conditions exclusions for adults, limiting premium ratings based on age, eliminating premium rating based on gender or health status and prohibiting annual benefit limits. On February 22, 2013, HHS released a final rule to implement certain of these provisions.  Pursuant to the final rule, insurers may vary the premium rate for coverage in the individual and small group markets only based on family size, geography, age and tobacco use, and must generally offer coverage to and accept every employer or individual who applies for coverage. In addition, the final rule requires that insurers maintain a single risk pool for the individual market and single risk pool for the small group market (unless a state decides to merge the markets into a single risk pool). As a result, health insurance companies will not be able to group higher-cost individuals into separate risk pools that are charged higher premiums. Other market reforms are more immediate in nature and have already taken effect, such as prohibitions on lifetime limits on essential health benefits and the use of pre-existing condition exclusions for children up to age 19. In addition, PPACA creates new benefit mandates, including requiring preventative services and immunizations to be provided without member cost-sharing, as well as requiring dependent coverage for dependents up to age 26.
Effective January 1, 2011, PPACA mandated minimum medical loss ratios for commercial health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums. To implement the minimum medical loss ratio requirements, HHS requires each health plan to report by June 1st of each year data regarding aggregate premiums, claims experience, quality improvement expenditures and non-claims costs incurred for policies issued in the large group, small group and individual markets for each state in which it issues policies. We continue to focus on selling, general and administrative expense efficiencies and on maintaining medical loss ratios across our business lines at levels that we believe will contribute to continued profitability. States may request waivers to medical loss ratio requirements for the individual market if the insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the medical loss ratio requirement is applied. HHS has approved temporary alteration to the medical loss ratio in four states in which we have commercial business. The waivers, which allow for a more gradual phase-in of the minimum medical loss ratio requirement for the individual market, are expected to have a diminished effect in future years.
In addition to commercial plans, PPACA imposes minimum medical loss ratio requirements for Medicare Advantage plans beginning in 2014.  Medicare Advantage plans will be required to remit payment to CMS if the plan's medical loss ratio is below 85%. If a plan fails to meet the medical loss ratio requirements for more than three consecutive years, new enrollment will be restricted.  If a plan fails to meet the requirements for five consecutive years, its contract with CMS will be terminated.  On February 15, 2013, CMS released a proposed rule to implement these requirements. Under the proposed rule, a Medicare Advantage plan's medical loss ratio would be calculated in a manner that is generally consistent with the approach required under the rules for commercial plans.
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
In addition, PPACA will lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities. For example, by 2014, states may establish insurance exchanges (either as a governmental entity or non-profit entity) that facilitate individual purchases of qualified health plans and assist qualified small employers with enrolling their employees in qualified health plans. For states that choose not to establish insurance exchanges, HHS will assume primary responsibility for operating the exchanges. PPACA also allows states to expand eligibility under existing Medicaid programs to those at or below 133% of the poverty level by 2014. PPACA requires insurers to submit to HHS and state regulators justifications for certain predefined rate increases and mandates that these justifications be publicly disclosed. Beginning September 1, 2011, any rate increase of 10% or more is subject to additional review for reasonableness by the state or, if the state lacks an adequate process, by HHS. Beginning in September 2012, state-specific guidelines replaced the 10% threshold in states with an adequate process as determined by HHS. In addition to state reform efforts related to PPACA, several states are considering, or may consider, legislative proposals that could affect our ability to obtain appropriate premium rates and that would mandate certain benefits and forbid certain policy provisions. We cannot predict the full effect of PPACA and the changes that government authorities will approve in the future. It is probable that those changes will have an adverse effect on our business or results of operations.
In June 2012, the U.S. Supreme Court upheld the constitutionality of PPACA, including the individual mandate. However, the U.S. Supreme Court held that HHS may not withhold existing Medicaid funding from states that do not adopt the Medicaid expansion provisions of PPACA, but may withhold new Medicaid funding associated with the expansion. Thus, states may opt not to implement the Medicaid expansion. A number of state governors have stated that they oppose their state’s participation in the expanded Medicaid program, but these statements are not legally binding and may be subject to change.
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
 Privacy, Security and other HIPAA Requirements
The use, disclosure and secure handling of individually identifiable health information by our business is regulated at the federal level, including the privacy provisions of the Gramm-Leach-Bliley Act and privacy and security regulations pursuant to HIPAA. Many of our business operations are considered to be covered entities (entities covered by HIPAA), while others are classified as business associates (entities that handle identifiable information on behalf of covered entities). In addition, our privacy and security practices are subject to various state laws and regulations. Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. These state and federal requirements change frequently as a result of legislation, regulations and judicial or administrative interpretations. The American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, ARRA extended the application of certain provisions of the HIPAA security and privacy regulations to business associates and subjected business associates to civil and criminal penalties for violation of the regulations. On January 17, 2013, HHS released a final rule that implements many of these ARRA provisions and becomes effective March 26, 2013. The final rule subjects business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations and will likely require amendments to existing agreements with business associates. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities and business associates must comply with the final rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.
ARRA also strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates. In 2012, HHS audited 115 covered entities and has announced its intent to conduct additional audits. ARRA broadened the applicability of the criminal penalty provisions under HIPAA to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increased the amount of the civil penalties, with penalties of up to $50,000 per HIPAA violation with a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, state attorneys general may bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The 2013 final rule implements many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties.
Covered entities must report breaches of unsecured protected health information (individually identifiable health information that has not been encrypted or otherwise secured in compliance with HHS’s guidelines) to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. In its 2013 final rule, HHS modifies this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. State and local authorities are increasingly focused on the importance of protecting individuals from security breaches and identity theft, with a significant number of states requiring businesses to notify individuals of security breaches involving personal information.
HIPAA includes administrative requirements directed at simplifying electronic data interchange through standardizing transactions and establishing uniform health care provider, payor and employer identifiers. Transactions subject to these requirements include health care claims, enrollment, payment and eligibility. In addition, PPACA requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. HHS has adopted standards for electronic funds transfers and established operating rules for health plan eligibility, claim status, electronic funds transfers and remittance advice transactions.
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
CMS periodically performs risk adjustment data validation (“RADV”) audits for any health plan operating under a Medicare managed care contract to determine the plan’s compliance with state and federal law and contractual obligations. During the quarter ended March 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.” Most importantly, CMS announced which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. Additionally, in some instances states engage peer review organizations to perform quality assurance and utilization review oversight of Medicare managed care plans. Our health plans are required to abide by the peer review organizations’ standards.
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
With respect to the federal anti-kickback statute, there exists a statutory exception and two safe harbors addressing certain risk-sharing arrangements. A safe harbor is a regulation that describes relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. We believe that our risk agreements satisfy the requirements of these safe harbors. In addition, the Office of the Inspector General (“OIG”) of HHS has adopted other safe harbor regulations that relate to managed care arrangements. We believe that the incentives offered by our subsidiaries to Medicare and Medicaid beneficiaries and the discounts our plans receive from contracting health care providers satisfy the requirements of these safe harbor regulations. We believe that our arrangements do not violate the federal or similar state anti-kickback laws.
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
The federal False Claims Act prohibits knowingly submitting false claims to the federal government. Private individuals known as relators or whistleblowers may bring actions on the government’s behalf under the False Claims Act and share in any settlement or judgment. Violations of the federal False Claims Act may result in treble damages and civil penalties of up to $11,000 for each false claim. In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes such as the federal anti-kickback statute have thereby submitted false claims under the False Claims Act. PPACA clarifies this issue with respect to the federal anti-kickback statute by providing that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. The False Claims Act also is implicated by knowingly or improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return the overpayment within 60 days of identifying it or by the date a corresponding cost report is due, whichever is later. Under the Deficit Reduction Act of 2006 (“DEFRA”), every entity that receives at least $5 million annually in Medicaid payments must establish written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws. We have established written policies that we believe comply with this provision of DEFRA.
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
The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) increased restrictions on marketing and sales activities of Medicare Advantage plans, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries and prohibitions regarding many sales activities. MIPPA also imposed restrictions on Special Needs Plans, increased penalties for reimbursement delays under Part D, required Part D plan sponsors to update their drug pricing standards at least weekly (if their payments to pharmacies are based on the cost of the drug) and implemented focused cuts to certain Medicare Advantage programs. Failure to comply with MIPPA or the regulations promulgated pursuant to MIPPA could result in penalties, including suspension of enrollment, suspension of payment, suspension of marketing, fines and/or civil monetary penalties.
Federal Employees Health Benefits Program
We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the FEHBP. These contracts are subject to government regulatory oversight by the OIG of the OPM which performs periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM. For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP. The OPM may seek premium refunds or institute other sanctions against health plans that participate in the program. For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefits payments. The OIG may seek refunds of costs charged under these contracts or institute other sanctions against health plans. These audits are generally a number of years in arrears.
Risk Management
In the normal course of business, we have been named as a defendant in various legal actions such as actions seeking payments for claims for medical services denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2012 may result in the assertion of additional claims. We maintain general liability, professional liability and employment practices liability insurances in amounts that we believe are appropriate, with varying deductibles for which we maintain reserves. The professional errors and omissions liability and employment practices liability insurances are carried through our captive subsidiary.
Employees
At January 31, 2013, we employed approximately 14,400 persons, none of whom are covered by a collective bargaining agreement.
Acquisition Growth
We began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company. We have grown substantially through acquisitions. The table below summarizes all of our significant acquisitions since 2007.

Acquisition	Markets	Type of Business	Year Acquired
FirstGuard Health Plan Missouri	Missouri	Medicaid	2007
Certain workers’ compensation business from Concentra, Inc.	Multiple Markets	Management Services	2007
Certain group health insurance business from Mutual of Omaha	Nebraska & Iowa	Multiple Products	2007
Florida Health Plan Administrators, LLC	Florida	Multiple Products	2007
Mental Health Network Institutional Services, Inc.	Multiple Markets	Mental Health Products	2008
Majority Interest in Group Dental Services	Multiple Markets	Dental Products	2008
Preferred Health Systems, Inc.	Kansas	Multiple Products	2010
MHP, Inc.	Missouri & Arkansas	Multiple Products	2010
Children’s Mercy’s Family Health Partners	Kansas & Missouri	Medicaid	2012

Executive Officers of Our Company
The following table sets forth information with respect to our executive officers as of February 1, 2013:

Name	Age	Position
Allen F. Wise	70	Chief Executive Officer and Chairman
Michael D. Bahr	54	Executive Vice President and Chief Operating Officer
Harvey C. DeMovick, Jr.	66	Executive Vice President
Randy P. Giles	54	Executive Vice President, Chief Financial Officer and Treasurer
Timothy E. Nolan	57	Executive Vice President, Government Programs
Thomas C. Zielinski	61	Executive Vice President and General Counsel
John J. Ruhlmann	50	Senior Vice President and Corporate Controller

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
Michael D. Bahr was elected Executive Vice President of our Company in August 2009 and appointed Chief Operating Officer of our Company in May 2012. From September 2003 to September 2009 he was President and Chief Executive Officer of our Utah health plan. Mr. Bahr is an associate of the Society of Actuaries and a member of the American Academy of Actuaries.
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
Randy P. Giles was appointed as Executive Vice President, Chief Financial Officer and Treasurer of our Company in May 2011. He joined our Company in November 2010 as Executive Vice President in our Workers’ Compensation Division. Prior to that date, Mr. Giles held various executive positions with UnitedHealthcare, a subsidiary of UnitedHealth Group, Inc., a diversified health and wellbeing company. He was Market Chief Executive Officer at UnitedHealthCare for South and Central Texas from March 2010 to October 2010; and Market Chief Executive Officer at UnitedHealthCare for South Texas from October 2003 to March 2010. Mr. Giles served as the Chief Financial Officer at UnitedHealthCare’s South Division from January 2001 through September 2003. From the time Mr. Giles joined UnitedHealthcare in March 1996 through January 2001, he held Chief Financial Officer positions for the UnitedHealthcare regions of the Southeast, Mid-Atlantic and North Carolina.
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
Most of the premium revenue we receive is based upon rates set months before we deliver services. As a result, our results of operations largely depend on our ability to accurately estimate and control future health care costs. We base the premiums we charge, at least in part, on our estimate of expected health care costs over the applicable premium period. Accordingly, costs we incur in excess of our cost projections generally are not recovered in the contract year through higher premiums. We estimate our costs of future benefit claims and related expenses using actuarial methods and assumptions based upon claim payment patterns, inflation, historical developments (including claim inventory levels and claim receipt patterns), provided contract terms and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. These estimates involve extensive judgment and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. Factors that may cause health care costs to exceed our estimates include:

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
PPACA provides for significant health insurance market reforms and other changes to the health care industry affecting premium revenue and health care costs. For example, PPACA currently prohibits lifetime limits on essential health benefits and reissuing coverage absent fraud or intentional misrepresentation, expands dependent coverage to include dependents up to age 26 and implements new mandated benefits for certain preventive services. Beginning January 1, 2014, PPACA, among other things, prohibits group health plans from establishing annual limits on essential health benefits and excluding individuals based on pre-existing conditions. PPACA also will require a plan to issue coverage to every employer and individual who applies and will obligate plans to renew coverage once issued. Further, PPACA will prohibit plans from establishing eligibility rules and premium rates based on most health status-related factors. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, an annual fee imposed on average covered lives in health insurance policies issued on individuals resident in the U.S. for fiscal years beginning after September 30, 2012 and ending before September 30, 2019, and an excise tax of 40% on health insurers and employers offering high cost health coverage plans. Also, effective for taxable years beginning after December 31, 2012, PPACA prohibits us from deducting on our Corporate income tax returns compensation exceeding $500,000 annually for any employee or other individual providing services to us that was earned in 2010 or subsequent years. These, among other changes, will affect our ability to predict or control future health care costs and could have an adverse effect on the results of our operations. Because PPACA is complex, it will be implemented gradually and is subject to possible amendment, we are unable to predict its ultimate effect on our costs.
Our results of operations will be adversely affected if we are unable to increase premiums to offset increases in our health care costs.
Our results of operations depend on our ability to increase premiums to offset increases in our health care costs. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors. PPACA provides for a number of health insurance reforms, as well as an industry tax, that may increase our health care costs. At the same time, PPACA requires insurers to submit to HHS and state regulators justifications for “unreasonable” rate increases and mandates these justifications be publicly disclosed. Any rate increase of 10% or more is subject to additional review for reasonableness by the state or, if the state lacks an adequate process, by HHS. Beginning in September 2012, state-specific guidelines replaced the 10% threshold in states with an adequate process as determined by HHS. Further, by plan year 2014, PPACA provides for monitoring of all premium increases and requires plans with excessive rate increases to be excluded from the insurance exchanges created under PPACA. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.
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
PPACA represents significant change across the health care industry. PPACA seeks to decrease the number of uninsured individuals and expand coverage through a combination of public program expansion and private sector health insurance reforms. In order to expand coverage, PPACA allows individuals to obtain health insurance or pay penalties and mandates that employers with more than 50 full-time employees offer affordable insurance to employees or pay an assessment. PPACA also requires the establishment of health insurance exchanges and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. PPACA requires states to expand eligibility under existing Medicaid programs to those at or below 133% of the federal poverty level. In addition, PPACA requires greater federal involvement in the regulation of health plans. For example, PPACA prohibits the use of gender, health status, family history or occupation in setting premium rates and eliminates pre-existing condition exclusions. On February 22, 2013, HHS issued regulations to implement certain of these provisions. In addition, PPACA may lead to increased state legislative and regulatory initiatives in order for states to comply with new federal mandates and to participate in grants and other incentive opportunities.
Many of these provisions of PPACA do not become effective until 2014. Other provisions of PPACA are more immediate in nature and have already taken effect. For example, PPACA currently bans lifetime limits on essential health benefits and the rescission of health care coverage absent fraud or intentional misrepresentation and imposes new benefit mandates including requiring preventative services and the provision of immunizations without member cost-sharing. PPACA also expands dependent coverage to include children up to age 26 and mandates minimum medical loss ratios for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums. In addition, beginning in 2014, PPACA imposes minimum medical loss ratio requirements for Medicare Advantage plans under which plans will face several levels of sanctions if the plan's medical loss ratio is below 85%, including remittance of funds to CMS, a prohibition on enrolling new members and, ultimately, contract termination. States may request waivers to the medical loss ratio requirements for the individual market, if the state insurance commissioner determines there is a reasonable likelihood that destabilization will occur when the medical loss ratio requirements are applied. HHS has approved temporary alteration to the medical loss ratio requirements in four states in which we have commercial business. The waivers, which allow for a more gradual phase-in of the minimum medical loss ratio requirement for the individual market, are expected to have a diminished effect in future years.
In June 2012, the U.S. Supreme Court upheld the constitutionality of PPACA, including the individual mandate. However, the U.S. Supreme Court held that HHS may not withhold existing Medicaid funding from states that refuse to adopt the Medicaid expansion provisions of PPACA, but may withhold new Medicaid funding associated with the expansion. Thus, states may opt not to implement the Medicaid expansion. A number of state governors have stated that they oppose their state’s participation in the expanded Medicaid program, but these statements are not legally binding and may be subject to change.
Given the complexities of PPACA, the numerous regulations still to be issued that will detail its requirements, continued issuance of interpretive guidance, gradual or potentially delayed implementation, remaining or new court challenges, the possibility of amendment or repeal and the difficulty to foresee how individuals and businesses will respond to the choices afforded them by the law, we cannot predict the full effect of PPACA on us at this time. We also cannot predict the changes that government authorities may implement in the future or assure you that those changes will not have an adverse effect on our business or results of operations.
We also may be subject to governmental investigations or inquiries from time to time. The existence of such investigations in our industry could negatively affect the market value of all companies in our industry, including Coventry. These investigations may result in penalties. For example, as a result of recent investigations, CMS has imposed sanctions and fines including immediate suspension of all enrollment and marketing activities and civil monetary penalties on certain Medicare Advantage plans run by our competitors. In addition, suits may be brought by a private individual under a qui tam suit, or “whistleblower” suit; such whistleblower suits have resulted in significant settlements between governmental agencies and healthcare companies. When a private individual brings such a whistleblower suit, the defendant often will not be made aware of the lawsuit for many months or even years, until the government commences its own investigation or makes a determination as to whether it will intervene. The significant incentives and protections provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act increase the risk that these whistleblower suits will become more frequent. Further, it is possible that governmental entities could directly initiate investigations or litigation involving our Company. Any governmental investigations of Coventry could have a material adverse effect on our financial condition, results of operations or business or result in significant liabilities to our Company, as well as adverse publicity.
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
The federal government and many states from time to time consider altering the level of funding for government healthcare programs, including Medicare and Medicaid. State budget deficits could lead to changes in eligibility, coverage or other program changes in efforts to reduce Medicaid funding. MIPPA reduces federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period. PPACA imposes additional cuts to the Medicare Advantage program of approximately $145 billion from 2010 to 2019 and subjects plans to fee adjustments based on whether the plans meet service benchmarks and their quality rankings. In addition, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage across all Medicare programs. The BCA-mandated spending reductions were delayed until March 1, 2013 by the enactment of the American Taxpayer Release Act of 2012. The President of the United States of America and Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, the BCA-mandated spending reductions will occur. It is possible that these negotiations will result only in another temporary compromise or will result in greater spending reductions than required by BCA. We cannot predict future Medicare or Medicaid funding levels or ensure that changes to Medicare or Medicaid funding will not have an adverse effect on our business or results of operations.
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
In order to qualify for auto-assigned enrollment of low income members, our Medicare prescription drug plan bids must result in an enrollee premium below a low income regional benchmark, which is calculated by CMS after all regional bids are submitted. If the enrollee premium is not below the low income regional benchmark, we may lose existing auto-assigned members and will not receive additional auto-assigned members in the effected regions.  Our bids are based upon certain assumptions regarding enrollment, utilization, medical costs, and other factors. If these assumptions are significantly incorrect as a result of unforeseen changes to the Medicare program, or competitors actions, our business and result of operations could be materially and adversely affected.
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
If we are unable to effectively manage our Kentucky Medicaid program, including the associated medical costs and the effect on our medical loss ratio (“MLR”), our financial position and results of operations and comprehensive income could be materially adversely affected.
Effective November 1, 2011, we entered into a 32-month contract with the Commonwealth of Kentucky to provide services for Kentucky’s Medicaid program, which includes seven of Kentucky’s eight regions. We have experienced negative financial results with respect to our Kentucky Medicaid business, including a high MLR. We have instituted initiatives and taken other actions to effectively manage our Kentucky Medicaid program, including the management of the associated medical costs. In October 2012, we received our previously contracted 5.3% rate increase, implemented copays, and lowered unit costs that resulted in a significant reduction of the fourth quarter 2012 MLR. Additionally, on February 7, 2013, we and the Commonwealth of Kentucky agreed to an amendment to our Kentucky Medicaid contract which, among other things, increased existing rates for each of the contract years remaining under the initial term of the contract by 7%, effective January 1, 2013 and accelerated the effective date for the scheduled 2.3% rate increase for the last year of the contract’s initial term from October 1, 2013 to July 1, 2013. If we are unable to effectively manage our Kentucky Medicaid program, our financial position and results of operations and comprehensive income could be adversely affected.
A reduction in the number of members in our health plans could adversely affect our results of operations.
A reduction in the number of members in our health plans could reduce revenues and adversely affect our results of operations. Factors that could contribute to the loss of membership include:

•	competition in premium or plan benefits from other health care benefit companies;

•	reductions in the number of employers offering health care coverage;

•	reductions in work force by existing customers;

•	adverse economic conditions;

•	our increases in premiums or benefit changes;

•	our exit from a market or the termination of a health plan;

•	legislative or regulatory changes that may affect our ability to maintain membership;

•	negative publicity and news coverage relating to our Company or the managed health care industry generally;

•	catastrophic events, including natural disasters, epidemics, man-made catastrophes and other unforeseen occurrences; and

•	implementation of federal and state exchanges and underwriting changes in 2014.
Our growth strategy is dependent in part upon our ability to acquire additional managed care businesses, enter into new markets and successfully integrate those businesses into our operations.
Part of our growth strategy is to grow through the acquisition of additional health plans and other managed care businesses. Historically, we have significantly increased our revenues through a number of acquisitions. We cannot assure you that we will be able to continue to locate suitable acquisition candidates, obtain required governmental approvals, successfully integrate the businesses we acquire and realize anticipated operational improvements and cost savings. The businesses we acquire also may not achieve our anticipated levels of profitability. Our future growth rate will be adversely affected if we are not able to successfully complete acquisitions. In such acquisitions, we may assume liabilities that could adversely affect our business. Additionally, we may issue stock in connection with such acquisitions, which would result in dilution to existing stockholders, or we could incur debt to finance such acquisitions. In addition, our ability to enter into acquisitions is limited by the Merger Agreement and would generally require Aetna’s consent.
In addition, part of our growth strategy is to enter into new markets through the successful procurements of state contracts, such as our successful bids in the Commonwealth of Kentucky during 2011, and the Commonwealth of Pennsylvania, the State of Nebraska and the State of Virginia during 2012. Expansion into new markets is subject to risks, including, but not limited to, our ability to establish new networks, and accurately estimate medical cost without prior experience. We cannot provide assurance that we will be able to manage these risks and successfully establish a presence in any new market.
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
We compete with other managed care companies that may have broader geographical coverage, more established reputations in our markets, greater market share, larger contracting scale, lower costs and/or greater financial and other resources. We also may face increased rate competition from certain Blue Cross plan competitors that might be required by state regulation to reduce capital surpluses that may be deemed excessive. In addition, by 2014, PPACA will significantly expand Medicaid and requires the establishment of health insurance exchanges which may affect competition among health plans. We may also face additional competition from new non-profit entities that have received loans and grants from HHS under PPACA.
The non-renewal or termination of our government contracts, unsuccessful bids for business with government agencies or the renewal of government contracts on less favorable terms could adversely affect our business, financial condition and results of operations.
Our contracts with state government programs are subject to renewal, termination and competitive bidding procedures. In particular, on February 17, 2012, MO HealthNet, the Missouri Medicaid program, awarded a Medicaid contract to our HealthCare USA subsidiary through June 30, 2013. This contract is subject to two successive one-year extensions running through June 30, 2015, if MO HealthNet so elects.
Additionally, the contract between our CoventryCares of Kentucky (Coventry Health & Life Insurance Company) subsidiary and the Commonwealth of Kentucky Medicaid program, has an initial term of three years beginning on November 1, 2011. The contract may be renewed at the completion of the initial contract period for four additional one-year periods upon mutual agreement.
On January 1, 2012 the Company completed its acquisition of FHP, a Medicaid health plan.  With this acquisition Coventry assumed a contract with the State of Kansas Medicaid program.  This contract runs through December 31, 2012. During 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, effective January 1, 2013.
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
Due to the medical loss ratio requirements imposed on our industry by PPACA, we must spend a certain percentage of every premium dollar on healthcare medical costs and quality improvement expense. Regulations implementing the medical loss ratio requirements categorize agent and broker compensation as an administrative expense. Accordingly, compensation paid to independent agents and brokers will not be categorized as a healthcare medical cost or quality improvement expense in determining whether we have met the medical loss ratio requirements. As a result, we may need to change our commission schedules in order to operate successfully in this environment, and our ability to retain and maintain the allegiance of agents and brokers may be adversely affected.
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
Effective October 1, 2014, health plans are required by HHS to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis and procedure codes. In addition, health plans are required by HHS to comply with operating rules when conducting certain electronic health care transactions. Transition to the new ICD-10 system requires significant investment in information technology and software as well as personnel involved in the claims review and payment process. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays due to implementation issues involving our systems or the systems and implementation efforts of our business partners or our providers. Disruptions or delays in ICD-10 implementation or compliance with operating rules could interrupt our operations, damage our reputation and subject us to additional costs or fines and penalties due to delays in claims processing.
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
We utilize information systems that provide critical services to both our employees and our customers. Additionally, our business involves the storage and transmission of personal information, which may contain protected health information, as defined by HIPAA, related to our members, payment information and confidential business information. Incidents that affect the availability, reliability, speed, accuracy, security or other proper functioning of these systems or otherwise affect the privacy and security of confidential information we store and transmit could have a significant effect on our results of operations.
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
CMS periodically performs RADV audits and may seek return of premium payments made to our Company if risk adjustment factors are not properly supported by medical record data. We estimate and may record reserves for CMS audits, when necessary, based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology. Certain of the Company’s health plans have been selected for audit. During the quarter ended March 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.” Most importantly, CMS announced which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. Although our Company maintains reserves for its exposure to the RADV audits that we deem to be appropriate, actual results could differ materially from those estimates. Accordingly, CMS RADV audit results could have a material adverse effect on our financial position, results of operations and cash flows.
We are subject to litigation, including litigation based on new or evolving legal theories that could adversely affect our results of operations.
In addition to litigation in connection with the Merger, due to the nature of our business, we are subject to a variety of legal actions relating to our business operations including claims relating to:

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
Although because of the pending Merger our stock price has been relatively stable, from time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the federal and state legislative and regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;

•	changes in the market’s expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the health care industry generally;

•	developments in connection with the Merger

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to trends in our markets;

•	changes or proposed changes in the laws and regulations affecting our business;

•	acquisitions and financings by us or others in our industry;

•	the stock price of Aetna common stock; and

•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur.
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
Due largely to our past acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets, as described in Note A, Organization and Summary of Significant Accounting Policies, and Note E, Goodwill and Other Intangible Assets, to the consolidated financial statements.  In accordance with applicable accounting standards, we perform annual assessments, or more frequently if indicators of impairment are identified, of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used.  Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders’ equity in the period in which the impairment occurs.
Our certificate of incorporation, our bylaws and Delaware law could delay, discourage or prevent a change in control of our Company that our stockholders may consider favorable.
In addition to certain provisions contained in the Merger Agreement, provisions in our certificate of incorporation, our bylaws and Delaware law may delay, discourage or prevent a merger, acquisition or change in control involving our Company that our stockholders may consider favorable (other than with respect to the Merger). These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

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
Certain Risks Related to the Aetna Proposed Merger.
On August 19, 2012, we entered into the Merger Agreement, pursuant to which we will be acquired by Aetna. See Note A, Organization, Summary of Significant Accounting Policies and Significant Events, to the consolidated financial statements for information and disclosures related to the Proposed Merger, which is incorporated herein by reference. On November 21, 2012, our stockholders voted at the stockholder special meeting to approve the adoption of the Merger Agreement. In connection with the proposed Merger, we and our stockholders will be subject to several risks, including the following:
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
Completion of the Merger is still subject to the satisfaction (or waiver, if applicable) of numerous conditions, including, but not limited to, the following:

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
There can be no assurance that these and other conditions set forth in the Merger Agreement will be satisfied or that the Merger will be completed. If the Merger is not completed, the ongoing businesses of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including, but not limited to, the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices, and from our customers, providers, vendors, regulators and employees;

•	We may be required to pay Aetna a termination fee of $100.0 million if the Merger is terminated under certain circumstances;

•	We will be required to pay certain transaction-related costs relating to the Merger, whether or not the Merger is completed;

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
Shortly following the announcement of the Merger, several putative shareholder class action complaints were filed in the Circuit Court for Montgomery County, Maryland (the “Maryland Actions”) and in the Court of Chancery of the State of Delaware (the “Delaware Actions”) against the Company board of directors, the Company, Aetna and Merger Sub, which generally alleged, among other things, that the individual defendants breached their fiduciary duties owed to Coventry’s public stockholders in connection with the Merger because the merger consideration and certain other terms in the Merger Agreement are unfair; that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty; and that Aetna’s Preliminary Registration Statement on Form S-4 filed on September 21, 2012, contained various deficiencies. Among other remedies, the complaints in the Maryland Actions and the Delaware Actions generally seek or sought injunctive relief prohibiting the defendants from completing the proposed Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees.
On October 4, 2012, the Court of Chancery of the State of Delaware (the “Chancery Court”) entered an order consolidating the Delaware Actions under the caption In re Coventry Health Care, Inc. Shareholder Litigation, Consolidated C. A. No. 7905-CS, and appointing the Employees’ Retirement System of the Government of the Virgin Islands, the General Retirement System of the City of Detroit, and the Police and Fire Retirement System of the City of Detroit as Co-Lead Plaintiffs (the “Consolidated Delaware Action”). Between October 16, 2012 and November 3, 2012, the parties engaged in expedited document and deposition discovery in the Consolidated Delaware Action.
On October 31, 2012, defendants filed a motion in the Circuit Court for Montgomery County, Maryland (the “Maryland Court”) to stay the Maryland Actions. On November 7, 2012, the Maryland Court granted defendants’ motion and ordered the Maryland Actions stayed for a period of 90 days.
On November 12, 2012, the Company and all named defendants entered into a Memorandum of Understanding (”MOU”) with the plaintiffs and their respective counsel which set forth an agreement in principle providing for the settlement of the In re Coventry Health Care, Inc Shareholder Litigation. In consideration for the full settlement and dismissal with prejudice of the Shareholder Litigation and releases, the defendants agreed to (1) include additional disclosures in the definitive prospectus/proxy statement; (2) amend the Merger Agreement to reduce the Termination Fee payable by the Company upon termination of the Merger Agreement from $167,500,000 to $100,000,000; (3) amend the Merger Agreement to reduce the period during which the Company is required to discuss and negotiate with Aetna before making an Adverse Recommendation Change relating to a Superior Proposal from five calendar days to two calendar days; and (4) pay any attorneys’ fees and expenses awarded by the court. The MOU requires the parties to negotiate and execute a Stipulation of Settlement for submission to the court to obtain final court approval of the settlement and dismissal of the Shareholder Litigation.
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
In addition, the defense or settlement of any of these lawsuits or claims may adversely affect the combined company’s business, financial condition or results of operations.

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
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
As of December 31, 2012, we leased approximately 66,000 square feet of space for our corporate office in Bethesda, Maryland. We also leased approximately 1,926,000 aggregate square feet for office space, subsidiary operations and customer service centers for the various markets where our health plans and other subsidiaries operate, of which approximately 2.4% is subleased. Our leases expire at various dates from 2013 through 2022. We also own eight buildings throughout the country with approximately 643,000 square feet, which is used for administrative services related to our subsidiaries’ operations, of which approximately 3.5% is subleased. We believe that our facilities are adequate for our operations.
Item 3: Legal Proceedings
See Legal Proceedings in Note O, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.
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

	2012		2011
	High	Low	High	Low
First Quarter	$36.04	$29.02	$32.71	$26.45
Second Quarter	35.55	27.72	36.99	29.75
Third Quarter	42.29	30.13	37.86	26.17
Fourth Quarter	44.97	41.58	33.56	25.78

On January 31, 2013, we had approximately 728 stockholders of record, not including beneficial owners of shares held in nominee name.  On January 31, 2013, our closing price was $45.83.
During the year ended December 31, 2012, the Board of Directors declared four quarterly cash dividends of $0.125 per share each to its shareholders. The cash dividend for the quarter ended December 31, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2012, and subsequently paid on January 7, 2013.
Our ability to pay dividends is limited by certain covenants and restrictions contained in our debt obligations and by insurance regulations applicable to our subsidiaries. Any future decision as to the payment of dividends will be at the discretion of our Board of Directors and may be adjusted as business needs or market conditions change. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved a program to repurchase our outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. For additional share repurchases information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note K, Stockholders’ Equity, to the consolidated financial statements, which is incorporated herein by reference.
The following table shows our purchases of our common shares during the quarter ended December 31, 2012 (tabular information in thousands, except average price per share information).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program (2)
October 1-31, 2012	6	$42.69		7,182
November 1-30, 2012	564	$43.37	553	6,629
December 1-31, 2012	93	$43.77	92	6,537
Totals	663	$43.42	645

(1)	Includes approximately 18,000 shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

Item 6: Selected Financial Data
(in thousands, except per share and membership data)

	December 31,
	2012	2011	2010	2009	2008
Operations Statement Data (1, 2)
Operating revenues	$14,113,363	$12,186,683	$11,587,916	$13,903,526	$11,734,227
Operating earnings	759,691	868,130	689,285	501,951	585,529
Earnings before income taxes	784,535	858,101	686,534	504,554	571,861
Income from continuing operations	487,063	543,105	438,616	315,334	362,000
(Loss) income from discontinued operations, net of tax	—	—	—	(73,033)	19,895
Net earnings	487,063	543,105	438,616	242,301	381,895
Basic earnings per common share from continuing operations	3.54	3.70	2.96	2.12	2.41
Basic (loss) earnings per common share from discontinued operations	—	—	—	(0.50)	0.13
Total basic earnings per common share	3.54	3.70	2.96	1.62	2.54
Diluted earnings per common share from continuing operations	3.52	3.67	2.94	2.12	2.39
Diluted (loss) earnings per common share from discontinued operations	—	—	—	(0.50)	0.13
Total diluted earnings per common share	3.52	3.67	2.94	1.62	2.52
Dividends declared per common share	0.500	—	—	—	—

Balance Sheet Data (1, 2)
Cash and investments	$4,179,486	$4,330,517	$4,055,443	$3,855,647	$3,171,121
Total assets	8,750,988	8,813,532	8,495,585	8,166,532	7,727,398
Total medical liabilities	1,418,914	1,308,507	1,237,690	1,605,407	1,446,391
Other long-term liabilities	397,813	365,686	414,025	456,518	368,482
Total debt	1,585,190	1,818,603	1,599,396	1,599,027	1,902,472
Stockholders’ equity	4,722,915	4,510,991	4,199,166	3,712,554	3,430,669

Operating Data (1, 2)
Medical loss ratio	84.0%	82.1%	79.4%	85.4%	84.0%
Operating earnings ratio	5.4%	7.1%	5.9%	3.6%	5.0%
Administrative expense ratio	14.7%	16.5%	16.9%	15.5%	16.5%
Basic weighted average common shares outstanding	136,042	144,775	146,169	146,652	148,893
Diluted weighted average common shares outstanding	136,778	145,873	146,820	146,918	149,919
Total risk membership	4,285,000	3,692,000	3,961,000	4,020,000	3,281,000
Total non-risk membership	1,077,000	1,073,000	1,157,000	1,249,000	1,347,000

(1)
Balance Sheet Data includes acquisition balances as of December 31 of the year of acquisition. Operating data includes results of operations of acquisitions from the date of the respective acquisition.  See the notes to the consolidated financial statements for information about our acquisitions.

(2)
Unless noted as discontinued operations, Operating Data excludes First Health Services Corporation (“FHSC”) operating results for each year presented due to the sale of this business in July 2009.  Balance Sheet Data does not exclude FHSC balances for 2008 as such amounts are immaterial.

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
Executive-Level Overview
General Operations
We are a diversified national managed health care company based in Bethesda, Maryland, dedicated to delivering high-quality health care solutions at an affordable price. Coventry provides a full portfolio of risk and fee-based products including Medicare and Medicaid programs, group and individual health insurance, workers’ compensation solutions, and network rental services. Through our Commercial Products, Government Programs, and Workers’ Compensation reportable segments, which we also refer to as “Divisions,” we provide a full range of risk and fee-based managed care products and services to a broad cross section of individuals, employer and government-funded groups, government agencies, and other insurance carriers and administrators.
Summary of 2012 Performance

•
On August 20, 2012, announced that Coventry and Aetna entered into a definitive agreement pursuant to which Aetna will acquire Coventry in a transaction valued at $7.3 billion, including the assumption of Coventry debt.

•	Operating revenues of $14.1 billion, an increase of 15.8% from the prior year.

•
Total membership of 5,362,000, an increase of 597,000 members from the prior year, driven by growth across the Company’s Government Programs business in Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”), Medicare Part D, and Medicaid.

•	Increased MA-CCP Star ratings, as publicly released by the Centers for Medicare & Medicaid Services (CMS) on October 13, 2012.

•	Selling, general and administrative expense as a percentage of total revenue was 14.7%, compared to 16.5% in the prior year.

•	Cash flows from operations of $470.6 million.

•	Debt to capital ratio of 25.1%, a decrease of 3.6% from the prior year.

•	Diluted earnings per share of $3.52.

•	Repurchased 9.9 million shares for $328.0 million during the year.

Proposed Merger
On August 19, 2012, we, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into us, with the Company surviving the merger as a wholly-owned subsidiary of Aetna (the “Merger”). A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to our Current Report on Form 8-K on August 20, 2012. We subsequently entered into Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, which were filed as Exhibit 2.1 to our Current Reports on Form 8-K filed on October 23, 2012 and November 13, 2012, respectively. As used herein, the “Merger Agreement” means the Agreement and Plan of Merger, by and among Coventry, Aetna and Merger Sub, as amended. Under the terms of the Merger Agreement, our shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of our common stock. The total transaction was estimated at $7.3 billion, including the assumption of our debt, based on the closing price of Aetna common shares on August 17, 2012.
On November 21, 2012, our stockholders voted at the stockholder special meeting to approve the adoption of the Merger Agreement. Of the 104,941,398 shares voting at the special meeting of stockholders, more than 99% voted in favor of the adoption of the Merger Agreement, which represented approximately 78% of our total outstanding shares of common stock as of the October 15, 2012 record date.
The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by us and Aetna, respectively, and compliance by us and Aetna with their respective obligations under the Merger Agreement. The Merger is not expected to close until mid-2013.
Operating Revenue and Products
We operate health plans, insurance companies, managed care services companies and workers’ compensation services companies and generate our operating revenues from premiums and fees for a broad range of managed care and management service products.  Managed care premiums for our commercial risk products, for which we assume full underwriting risk, can vary. For example, premiums for our preferred provider organization (“PPO”) and point of service (“POS”) products are typically lower than our health maintenance organization (“HMO”) premiums due to medical underwriting and higher deductibles and co-payments that are typically required of the PPO and POS members. Managed care premium rates for our government programs, Medicare and state-sponsored managed Medicaid, are largely established by governmental regulatory agencies. These government products are offered in select markets where we believe we can achieve profitable growth based upon favorable reimbursement levels, provider costs and regulatory approaches.
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
We have capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of our membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premiums to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some professional or other capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit our exposure to the risk of increasing medical costs but expose us to risk as to the adequacy of the financial and medical care resources of the provider organization. We are ultimately responsible for the coverage of our members pursuant to the customer agreements. To the extent a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, we may be required to perform such obligations. Consequently, we may have to incur costs in excess of the amounts we would otherwise have to pay under the original global or ancillary capitation through our contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 9.0% of our total medical costs for the year ended December 31, 2012.
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

We incur cost of sales expense for prescription drugs provided by our workers’ compensation pharmacy benefit manager, durable medical equipment and for the independent medical examinations performed by physicians on injured workers.  These costs are associated with fee-based products.
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
Cash Flows
We generate cash through operations. As a profitable company in an industry that is not capital equipment intensive, we have generally not needed to use external financing to fund operations.  Our primary use of cash is to pay medical claims. Any excess cash has been historically used for acquisitions, repayment of debt, dividends to shareholders, and common stock repurchases.
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
As of December 31, 2012, we maintained allowances for retroactive billing adjustments of approximately $17.5 million, compared with approximately $19.7 million at December 31, 2011. We also maintained allowances for doubtful accounts of approximately $3.3 million and $4.7 million as of December 31, 2012 and 2011, respectively.  The decrease from the prior year is primarily due to fewer Commercial risk members in 2012. The calculation for these allowances is based on a percentage of the gross accounts receivable with the allowance percentage increasing for older receivables.
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
CMS periodically performs audits and may seek return of premium payments made to us if risk adjustment factors are not properly supported by underlying medical record data.  We estimate and may record reserves for CMS audits, when necessary, based on information available at the time the estimates are made.  The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of HCC revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology. Certain of the Company’s health plans may be selected for audit. Although we may establish reserves for our exposure to the risk adjustment data validation (“RADV”) audits, actual results could differ materially from those estimates.

We contract with the United States Office of Personnel Management (“OPM”) and with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”). These contracts are subject to government regulatory oversight by the Office of the Inspector General (“OIG”) of OPM, which performs periodic audits of these benefit program activities to ensure that contractors meet their contractual obligations with OPM.  For our managed care contracts, the OIG conducts periodic audits to, among other things, verify that premiums established under its contracts are in compliance with community rating requirements under the FEHBP.  The OPM may seek premium refunds or institute other sanctions against health plans that participate in the managed care contract program.  For our experience-rated plans, the OIG focuses on the appropriateness of contract charges, the effectiveness of claims processing, financial and cost accounting systems, and the adequacy of internal controls to ensure proper contract charges and benefit payments.  The OIG may seek refunds of costs charged under these contracts or institute other sanctions against our health plans.  These audits are generally a number of years in arrears.  We estimate and record reserves for audit and other contract adjustments for both our managed care contracts and our experience rated plans based on appropriate guidelines and historical results.  Any differences between actual results and estimates are recorded in the year the audits are finalized.
Effective in 2011, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), commercial health plans with medical loss ratios (“MLRs”) on fully insured products are required to issue rebates to policyholders if the actual loss ratio falls below the target. The mandated minimum MLR targets for health plans (as calculated under the definitions in PPACA and related regulations), such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, are set at 85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions.  The potential for and size of the rebates are measured by regulated subsidiary, state and market segment (individual, small group and large group).  Accordingly, for 2011 and 2012, we have recorded a rebate estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet and as contra-revenue in “managed care premiums” in the accompanying statements of operations.  We estimate the rebate liability based on judgments and estimated information, including utilization, unit cost trends, quality improvement costs, and product pricing, features and benefits.  If actual experience varies from our estimates or future regulatory guidance differs from our current judgments, the actual rebate liability could differ from our estimates.
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
The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands).

	2012	2011	2010
Medical liabilities, beginning of year	$1,308,507	$1,237,690	$1,605,407
Acquisitions (1)	50,261	—	71,548
Reported Medical Costs
Current year	10,984,974	9,163,009	8,507,460
Prior year development	(131,200)	(121,607)	(241,513)
Total reported medical costs	10,853,774	9,041,402	8,265,947
Claim Payments
Payments for current year	9,721,411	7,953,744	7,491,891
Payments for prior year	1,070,398	989,783	1,185,476
Total claim payments	10,791,809	8,943,527	8,677,367
Change in Part D Related Subsidy Liabilities	(1,819)	(27,058)	(27,845)
Medical liabilities, end of year	$1,418,914	$1,308,507	$1,237,690
Supplemental Information:
Prior year development (2)	1.5%	1.5%	2.2%
Current year paid percent (3)	88.5%	86.8%	88.1%

(1)	Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.

(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.

(3)	Current year claim payments as a percentage of current year reported medical costs.
The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2012 prior year development relates almost entirely to claims incurred in calendar year 2011.
The significant favorable / (unfavorable) factors driving the overall favorable prior year development for 2012 include:

•	Lower than anticipated medical cost increases of $70.9 million.

•	Lower than anticipated large claim liabilities of $32.0 million.

•	Higher than expected completion factors of $24.3 million.

•	Lower than anticipated other specific case liabilities of $5.3 million.

Prior year development experienced in 2012 was more favorable compared to amounts experienced in 2011. The higher 2012 favorable development is primarily due to lower than expected medical cost trends for Commercial Risk and Medicare Advantage business at the end of 2011.
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

Changes in the completion factors, trend factors and utilization factors can have a significant effect on the claim liability. The following example (in thousands, except percentages) provides the estimated effect to our December 31, 2012 unpaid claims liability assuming hypothetical changes in the completion, trend, and inpatient day factors. While we believe the selection of factors and ranges provided are reasonable, certain factors and actual results may differ.

Completion Factor		Claims Trend Factor		Inpatient Day Factor
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Inpatient Days	Increase (Decrease) in Unpaid Claims Liabilities
1.0%	$(67,316)	(4.0)%	$(74,078)	(3.0)%	$(9,026)
0.7%	$(45,252)	(2.5)%	$(46,299)	(2.0)%	$(6,017)
0.3%	$(22,365)	(1.0)%	$(18,520)	(1.0)%	$(3,009)
(0.3)%	$22,516	1.0%	$18,520	1.0%	$3,009
(0.7)%	$45,875	2.5%	$46,299	2.0%	$6,017
(1.0)%	$68,702	4.0%	$74,078	3.0%	$9,026

We also establish premium deficiency reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under our existing provider contracts will exceed anticipated future premiums and reinsurance recoveries, if any, on those contracts.  For purposes of premium deficiency reserves, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. If established, the premium deficiency reserves would be expected to cover losses until the next policy renewal dates for the related policies.  Once established, premium deficiency reserves are released straight-line over the remaining life of the contract. No premium deficiency reserves were established at December 31, 2012 or 2011.
A regular element of our unpaid medical claim liability estimation process is the examination of actual results and, if appropriate, the modification of assumptions and inputs related to the process based upon past experience. Our reserve setting methodologies have taken these changes into consideration when determining the factors used in calculating our medical claims liabilities as of December 31, 2012 by choosing factors that reflect more recent experience.
We believe that the amount of medical liabilities is adequate to cover our ultimate liability for unpaid claims as of December 31, 2012. However, actual claim payments and other items may differ from established estimates.
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

We use prices from independent pricing services and, when necessary, indicative (non-binding) quotes from independent brokers to measure the fair value of our investment securities.  We utilize multiple independent pricing services and brokers to obtain fair values; however, we generally obtain one price/quote for each individual security.  Broker quotes were not relied upon in determining fair value measurements.
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
Generally, we do not adjust prices received from pricing services or brokers unless it is evident from our verification procedures that the fair value measurement is not consistent with ASC Topic 820, “Fair Value Measurements and Disclosures.” Based upon our internal price verification procedures and review of fair value methodology documentation provided by independent pricing services, we have concluded that the fair values provided by pricing services and brokers are consistent with the guidance in ASC Topic 820.
The following table includes only our investments that were in an unrealized loss position at December 31, 2012.  For these investments, the table shows the gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$61,342	$(499)	$—	$—	$61,342	$(499)
U.S. Treasury securities	2,458	(1)	1,065	(1)	3,523	(2)
Government-sponsored enterprise securities	15,714	(1)	—	—	15,714	(1)
Residential mortgage-backed securities	23,861	(73)	59	(1)	23,920	(74)
Commercial mortgage-backed securities	7,701	(19)	—	—	7,701	(19)
Asset-backed securities	14,492	(6)	—	—	14,492	(6)
Corporate debt and other securities	79,381	(345)	614	(1)	79,995	(346)
Total	$204,949	$(944)	$1,738	$(3)	$206,687	$(947)

The unrealized losses presented in this table do not meet the criteria for an other-than-temporary impairment.  The unrealized losses are the result of interest rate movements.  We do not intend to sell and it is not more-likely-than-not that we will be required to sell before a recovery of the amortized cost basis of these securities.
Our municipal bond investments remain at an investment grade status based on their own merits (excluding monoline insurers).  Although we do not rely on bond insurers exclusively to maintain our high level of investment credit quality, $217 million of our $1.3 billion total state and municipal bond holdings are insured through a monoline insurer.  For our mortgage-backed and asset-backed securities, our holdings remain at investment grade with AA+ and AAA average credit quality ratings, respectively. The average credit quality ratings are based on the weighted average credit rating as provided by Standard & Poor’s. See Footnote F, Investments, to the consolidated financial statements for more information regarding investments, which is incorporated by reference.We participate in only the higher level investment tranches.  For our asset-backed securities, we only participate in offerings that are over collateralized to further protect our principal investment.

Goodwill and Other Intangible Assets
Goodwill
Goodwill is subject to an annual assessment and periodic assessments if other indicators are present for impairment by applying a fair-value-based test. We performed a goodwill impairment analysis at the reporting unit level, as of October 1, our annual impairment test date, and determined that there were no impairments.  However, each year we could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment.  Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, regulatory actions (such as state exchanges resulting from health care reform) that may affect operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.
The Company’s goodwill impairment analysis begins with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, we consider factors outlined in Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350),” including, but not limited to:

•
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•
Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows ;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	If applicable, a sustained decrease in share price (consider in both absolute terms and relative to our peers).

If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the two-step quantitative goodwill impairment test is performed. The goodwill quantitative impairment test, if necessary, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference.  Impairment charges are recorded in the period incurred.
For our quantitative impairment analysis we rely on both the income and market approaches. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows utilizing a risk adjusted discount rate. The market approach estimates the Company’s fair value by comparing our Company to similar publicly traded entities and also by analyzing the recent sales of similar companies. The approaches are reviewed together for consistency and commonality.
 While we believe we have made reasonable estimates and assumptions, in our quantitative impairment analysis, to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur.  Under the income approach, we assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in our calculations. If the assumptions used in our fair-value-based tests differ from actual results, the estimates underlying our goodwill impairment tests could be adversely affected.
See Note A, Organization, Summary of Significant Accounting Policies and Significant Events, and Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets, which is incorporated herein by reference.

Other Intangible Assets
In accordance with ASC Topic 350-30, “General Intangibles Other than Goodwill,” we test intangible assets not subject to amortization for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have chosen October 1 as our annual impairment testing date.  Our only intangible asset that is not subject to amortization is a trade name which we determined was not impaired based on the result of the October 1, 2012 analysis. The Company’s intangible impairment analysis was an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. In evaluating whether it is more likely than not that the fair value of the intangible asset is less than its carrying value, we consider qualitative factors as outlined in ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite - Lived Intangible Assets for Impairment,” similar to the qualitative assessment of goodwill, previously discussed.
Also in accordance with ASC Topic 350-30 we review intangible assets that are subject to amortization for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Our intangible assets that are subject to amortization consist of our customer lists, licenses and provider networks.
During the second quarter of 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, which we acquired in connection with the acquisition of Children’s Mercy’s Family Health Partners (“FHP”). Accordingly, the current year depreciation and amortization expense includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract. The impairment charge related only to the intangibles assigned to the Kansas business acquired in the FHP acquisition and did not affect the intangibles assigned to the ongoing Missouri business, also acquired in the FHP acquisition. See Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional disclosure related to our goodwill and other intangible assets, which is incorporated herein by reference.
Stock-Based Compensation Expense
We account for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under the fair value recognition provisions of ASC Topic 718, determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that a blend of the implied volatility of our tradeable options and the historical volatility of our share price is a better indicator of expected volatility and future stock price trends than historical volatility alone. Therefore, the expected volatility was based on a blend of market-based implied volatility and the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates.  In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note J, Stock-Based Compensation, to the consolidated financial statements for additional information on stock-based compensation, which is incorporated herein by reference.
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

Membership
The following table presents our membership as of December 31, 2012 and 2011 (in thousands).

	As of December 31,		Increase
Membership by Product	2012	2011	(Decrease)
Health Plan Commercial Risk	1,474	1,635	(161)
Health Plan Commercial ASO	730	700	30
Medicare Advantage CCP	259	222	37
Medicaid Risk	974	692	282
Other National ASO	347	373	(26)
Medicare Part D	1,578	1,143	435
Total Membership	5,362	4,765	597

Medicaid Risk membership increased 282,000 compared to December 31, 2011, primarily as a result of the acquisition of FHP, with Medicaid membership in Kansas and Missouri, which was completed in the first quarter of 2012. The Medicaid Risk membership increase is also due to same-store growth in our Missouri market as competitors exited that market, and expansion into new regions in our Nebraska, Pennsylvania and Virginia markets during the third quarter of 2012. This Medicaid Risk membership growth was partially offset by declines in the Kentucky market due to attrition during the open enrollment period in the fourth quarter of 2012. The decrease in Health Plan Commercial Risk membership was due to attrition, in-group changes and certain groups moving from Commercial Risk to Administrative Services Only (“ASO”) products primarily in our Missouri, Florida, Illinois and Pennsylvania markets. This Commercial Risk membership decline was partially offset by continued same-store membership growth in our Georgia market. The increase in Medicare Part D membership of 435,000 reflects the addition of eight auto assign regions in the first quarter of 2012 as well as an increase in product offerings from two in 2011 to three in 2012.
Results of Operations
The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of continuing operations for each of the three years in the period ended December 31, 2012 (in thousands, except diluted earnings per share amounts).  For additional financial information, see the consolidated financial statements and the accompanying notes, which is incorporated herein by reference.

			Increase			Increase
	2012	2011	(Decrease)	2011	2010	(Decrease)
Total operating revenues	$14,113,363	$12,186,683	15.8%	$12,186,683	$11,587,916	5.2%
Operating earnings	$759,691	$868,130	(12.5)%	$868,130	$689,285	25.9%
Operating earnings as a % of revenue	5.4%	7.1%	(1.7)%	7.1%	5.9%	1.2%
Net earnings	$487,063	$543,105	(10.3)%	$543,105	$438,616	23.8%
Diluted earnings per common share	$3.52	$3.67	(4.1)%	$3.67	$2.94	24.8%
Selling, general and administrative as a percentage of revenue	14.7%	16.5%	(1.8)%	16.5%	16.9%	(0.4)%

Comparison of 2012 to 2011
Managed Care Premiums and Management Services
Managed care premium revenue increased from the prior year primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky and the acquisition of FHP. The increase is also due to the growth of Medicare Part D revenue as a result of the addition of eight auto assign regions as well as an increase in Medicare Part D product offerings.
Medicare Advantage revenue increased over the prior year primarily as a result of the RADV audit reserve releases. On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” In that notice, CMS announced which contract years will be subject to the CMS RADV audits and other core areas of the audit methodology. We maintain reserves for our exposure to the RADV audits, and during the first quarter of 2012 released RADV audit reserves, related to the 2007 through 2011 contract years, resulting in an increase in operating earnings of $133.0 million. Medicare Advantage revenue also increased as a result of organic membership growth.
Managed care premium revenue also increased from the prior year as a result of minimum medical loss ratio rebate accrual reductions of $36.3 million related to the 2011 plan year based on new guidance on capitated medical contracts issued in 2012 and as a result of increases in the average Commercial realized premium per member per month (“PMPM”). The total managed care premium revenue increases were offset by Commercial membership declines.
Management services revenue increased over the prior year primarily due to certain groups moving from Commercial Risk to ASO products. The increase in management services revenue was partially offset by a slight decline in the Workers’ Compensation Division revenue due to the loss of a customer account.
Medical Costs and Cost of Sales
Medical costs increased from the prior year primarily as a result of the new Medicaid contract with the Commonwealth of Kentucky, the acquisition of FHP and continued Medicare Part D membership growth. Medical costs also increased as a result of organic membership growth for the Medicare Advantage CCP and Medicaid products. This was partially offset by a decrease in Commercial membership, as noted above.
Total MLR increased 1.9% over the prior year, from 82.1% to 84.0%, as a result of the increased Medicare Part D and Medicaid MLR, which was partially offset by the Medicare Advantage RADV audit reserve releases during the current year. The overall MLR also increased due to a higher mix of Medicaid members, which operate at a higher MLR compared to our Commercial business.
The overall Medicaid MLR increased in the current year, from 89.4% to 94.1%, primarily due to higher medical costs associated with the Kentucky Medicaid contract with an MLR of 109.4% in the current year. The MLR associated with Kentucky Medicaid was high primarily due to higher utilization and unit costs, especially in regions with high cost provider systems. Additionally, the Kentucky Medicaid MLR was high due to high utilization in pharmacy and mental health, along with program changes made by the Commonwealth of Kentucky after the initial databook was created, as well as delays by the Commonwealth of Kentucky in the full implementation of risk adjusted revenue. The higher costs are also related to transitioning a highly unmanaged Medicaid population to a managed care environment. Many initiatives to improve care and reduce medical costs including the introduction of member co-pays and changes made to the provider network, along with receiving our previously contracted 5.3% rate increase in October 2012, continue to show progress as seen by the reduction in the Kentucky year to date MLR throughout 2012 from 120.9% as of March 31, 2012 to 109.4% as of December 31, 2012. The Kentucky Medicaid MLR for the fourth quarter of 2012 was 96.7%.
Cost of sales associated with the Workers’ Compensation Division decreased due to the loss of a customer account.
Selling, General and Administrative and Provider Class Action
Selling, general and administrative expense, as a percentage of revenue, decreased 1.8% from the prior year primarily as a result of managing headcount and associated costs while continuing to grow operating revenues.
Selling, general and administrative expense, in the aggregate, increased over the prior year primarily due to normal operating costs associated with the new Medicaid contract with the Commonwealth of Kentucky and the FHP acquisition; including, but not limited to, salaries and benefits, professional fees and premium taxes. The increase is also attributable to additional salaries and benefits associated with an increase in the number of full-time employees associated with the growth of the Medicare Part D products. The increases are partially offset by a general reduction in broker commissions and lower stock-based compensation expense. For more information regarding stock-based compensation, refer to Note J, Stock-Based Compensation, to the consolidated financial statements, which is incorporated herein by reference.
During 2010, the Court of Appeal, Third Circuit for the State of Louisiana entered a decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. On May 27, 2011, a Louisiana state court entered an order of final approval of a provider class action settlement and, accordingly, the Company recorded a non-recurring pretax adjustment that increased earnings of $159.3 million in the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current year primarily due to the intangible asset impairment associated with the non-renewal of the State of Kansas Medicaid contract. During the second quarter of 2012, we were notified of the non-renewal of the State of Kansas Medicaid contract, which we acquired in connection with the acquisition of FHP.

Accordingly, the current year depreciation and amortization expense includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract. The impairment charge related only to the intangibles assigned to the Kansas business acquired in the FHP acquisition and did not affect the intangibles assigned to the ongoing Missouri business, also acquired in the FHP acquisition. Additionally, a portion of the depreciation and amortization expense increase is a result of placing certain internally developed medical quality improvement software into service during the current year.
Interest Expense and Other Income, Net
Interest expense in the current year was relatively consistent with the prior year. The slight increase over the prior year was due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 in the later part of the second quarter of 2011. This was partially offset by lower interest expense in 2012 associated with the repayment, at maturity, of the $233.9 million outstanding balance of our 5.875% Senior Notes in January 2012 and the repayment of our revolving Credit Facility in the second quarter of 2011.
Other income, net increased as income in the current year included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes decreased from the prior year primarily due to a decrease in earnings, resulting from the non-recurring pretax adjustment to earnings associated with the provider class action litigation in Louisiana for 2011, and partially offset by an increase in the current year effective tax rate. The effective tax rate on operations increased to 37.9% as compared to 36.7% for the prior year, primarily due to the proportion of earnings in states with higher tax rates and by compliance with new health care reform regulations.
Comparison of 2011 to 2010
Managed Care Premiums
Managed care premium revenue increased primarily as a result of the acquisition of MHP, Inc. (“MHP”) in the fourth quarter of 2010.  Revenue also increased as a result of organic membership growth and an increase in the average realized premium per member per month.  The increase was also attributed to Medicaid Risk revenue due to new markets entered during August 2010 in the State of Nebraska and the launch of the new Kentucky Medicaid contract, effective November 1, 2011.  These increases were partially offset by a decrease in Medicare Part D revenue as a result of the loss of membership resulting from the loss of auto assign regions and reduction in product offerings in 2011. The increases mentioned above were also partially offset by an accrual for the minimum medical loss ratio rebate for our Commercial business required by PPACA.
Medical Costs and Cost of Sales
Medical costs increased as a result of the acquisition of MHP, new Medicaid Risk markets entered during 2011 and 2010, and organic membership growth and medical trends.  This was partially offset by the decrease in Medicare Part D membership resulting from the loss of auto assign regions and reduction in product offerings in 2011.  The overall total medical costs as a percentage of premium revenue, MLR, increased 2.7% over the prior year to 82.1% from 79.4%.  The increase is primarily as a result of the minimum MLR mandates previously described as well as the MLR increases for the Medicare Advantage and Medicaid products, as described in the segment results of operations discussion that follows below.  The MLR increase was partially offset by a lower MLR for the Medicare Part D business as a result of improved performance in our basic benefit product in 2011.
Cost of sales increased due to continued growth of our pharmacy benefit management program in the Workers’ Compensation division.
Selling, General and Administrative and Provider Class Action
Selling, general and administrative expense increased primarily due to the addition of normal operating costs associated with MHP including, but not limited to, salaries and benefits, professional fees and premium taxes.  The increase is also due to start-up costs associated with the implementation of the Kentucky Medicaid contract and increased marketing expenses associated with the rollout of expanded Medicare products for 2012.  The increase is partially offset by lower legal fees in 2011 as 2010 included incremental legal fees related to the provider class action in Louisiana that were not incurred in 2011.  Selling, general and administrative expense as a percentage of operating revenues decreased as a result of the growth in operating revenues in 2011.
During the second quarter of 2010, a $278.0 million charge for a provider class action was recorded resulting from the Court of Appeal, Third Circuit for the State of Louisiana decision to affirm the trial court’s decision to grant summary judgment against a wholly-owned subsidiary of Coventry in provider class action litigation in Louisiana state court. On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, we recorded a non-recurring pre-tax adjustment that increased earnings of $159.3 million in the second quarter of 2011.
Depreciation and Amortization
Depreciation and amortization expense was lower primarily due to certain assets becoming fully depreciated.
Interest Expense and Other Income, Net
Interest expense increased due to the issuance of $600.0 million aggregate principal amount of our 5.450% Senior Notes due 2021 (the “2021 Notes”) in the second quarter of 2011. This increase was partially offset by reduced interest expense on our revolving credit facility due to the repayment of the outstanding balance in the second quarter of 2011.
Other income, net increased as income included more realized gains on the sales of investments compared to 2010.
Income Taxes
The provision for income taxes increased due to an increase in earnings. The effective tax rate on continuing operations increased to 36.7% for 2011 as compared to 36.1% for 2010 due primarily to the proportion of our earnings in states with higher tax rates and by compliance with new health care reform regulations.

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
Our segment presentation for 2011 and 2010 has been reclassified to conform to the 2012 presentation. For additional information regarding our segments, refer to Note B, Segment Information, in the notes to the consolidated financial statements, which is incorporated herein by reference.
The following table is provided to facilitate a discussion regarding the comparison of our segment results of operations for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2012	2011	(Decrease)	2011	2010	(Decrease)
Operating Revenues (in thousands)
Commercial Risk	$5,737,626	$6,053,178	$(315,552)	$6,053,178	$5,564,834	$488,344
Commercial Management Services	429,209	387,949	41,260	387,949	418,221	(30,272)
Commercial Products Division	6,166,835	6,441,127	(274,292)	6,441,127	5,983,055	458,072
Medicare Advantage	2,912,143	2,382,330	529,813	2,382,330	2,114,205	268,125
Medicaid Risk	2,809,579	1,381,706	1,427,873	1,381,706	1,133,353	248,353
Medicare Part D	1,514,518	1,226,734	287,784	1,226,734	1,604,198	(377,464)
Government Programs Division	7,236,240	4,990,770	2,245,470	4,990,770	4,851,756	139,014
Workers’ Compensation	757,779	783,784	(26,005)	783,784	755,055	28,729
Other/Eliminations	(47,491)	(28,998)	(18,493)	(28,998)	(1,950)	(27,048)
Total Operating Revenues	$14,113,363	$12,186,683	$1,926,680	$12,186,683	$11,587,916	$598,767

Gross Margin (in thousands)
Commercial Products Division	$1,517,762	$1,549,656	$(31,894)	$1,549,656	$1,659,351	$(109,695)
Government Programs Division	984,048	811,841	172,207	811,841	907,563	(95,722)
Workers’ Compensation	490,976	500,240	(9,264)	500,240	503,003	(2,763)
Other/Eliminations	—	—	—	—	—	—
Total Gross Margin	$2,992,786	$2,861,737	$131,049	$2,861,737	$3,069,917	$(208,180)

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health Plan Commercial Risk	$310.15	$303.69	2.1%	$303.69	$298.62	1.7%
Medicare Advantage Risk (1) (2)	$938.71	$895.54	4.8%	$895.54	$876.67	2.2%
Medicare Part D	$83.85	$88.80	(5.6)%	$88.80	$82.86	7.2%
Medicaid Risk	$242.35	$228.85	5.9%	$228.85	$218.98	4.5%

Medical Loss Ratios:
Health Plan Commercial Risk	81.7%	81.6%	0.1%	81.6%	78.4%	3.2%
Medicare Advantage Risk (1) (2)	81.1%	82.9%	(1.8)%	82.9%	82.0%	0.9%
Medicare Part D	85.4%	81.7%	3.7%	81.7%	83.7%	(2.0)%
Medicaid Risk	94.1%	89.4%	4.7%	89.4%	85.7%	3.7%
Total MLR	84.0%	82.1%	1.9%	82.1%	79.4%	2.7%

(1)	Excludes the Medicare PFFS product, which was not renewed effective January 1, 2010.

(2)	The year ended December 31, 2012 includes the effect of the RADV reserve release.

Comparison of 2012 to 2011
Commercial Products Division
Commercial Risk revenue decreased due to lower membership as a result of attrition, in-group changes and certain groups moving from Commercial Risk to ASO products. This decrease was partially offset by minimum medical loss ratio rebate accrual reductions in the current year related to the 2011 plan year of $36.3 million and an increase in the average realized premium PMPM due to renewal rate increases.
The gross margin for this Division decreased primarily due to a decline in Commercial Risk membership and the resulting lower premium revenue. The Commercial Risk MLR was relatively consistent year-over-year.
Government Programs Division
Medicaid revenue increased primarily as a result of the new contract with the Commonwealth of Kentucky effective November 2011 and the acquisition of FHP effective January 1, 2012. Medicaid revenue also increased as a result of organic membership growth. The Medicare Advantage revenue increase is primarily a result of continued organic membership growth. Additionally, the Medicare Advantage revenue increase reflected the RADV audit reserve releases, as previously discussed.
Medicare Part D revenue increased due to membership growth as a result of the addition of eight auto assign regions as well as an increase in product offerings from two in 2011 to three in 2012. Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premiums decreased to $83.85 PMPM in 2012, compared to $88.80 PMPM in 2011, primarily due to the addition of a new lower priced premium preferred network product in 2012.
The gross margin increased for the Government Programs Division, primarily driven by the Medicare Advantage RADV audit reserve releases in 2012 as well as increased membership and premium PMPM increases for Medicare Advantage and Medicaid Risk. These increases were offset by a higher Medicaid Risk MLR. The higher Medicaid Risk MLR was driven by high medical costs associated with the Kentucky business. As previously mentioned, the higher costs are related to transitioning a highly unmanaged Medicaid population to a managed care environment. Many initiatives to improve care and reduce medical costs including the introduction of member co-pays and changes made to the provider network, along with receiving our previously contracted 5.3% rate increase in October 2012, continue to show progress as seen by the reduction in the Kentucky incurred year to date MLR throughout 2012 from 120.9% as of March 31, 2012 to 109.4% as of December 31, 2012. The Kentucky Medicaid MLR for the fourth quarter of 2012 was 96.7%.
Workers’ Compensation Division
The Workers’ Compensation Division revenue and gross margin decreased in part due to the loss of a customer account. The revenue decrease is partially offset by increased revenue in our clinical and durable medical equipment programs as a result of higher volumes and service items, respectively.
Comparison of 2011 to 2010
Commercial Products Division
Commercial Risk revenue increased primarily due to the acquisition of MHP in October 2010. Partially offsetting this increase in revenue was a decrease in Commercial Management Services revenue due to a decline of our FEHBP membership. There was an increase in the average realized premium per member per month for the Commercial Risk business due to renewal rate increases. The increase in Commercial Risk revenue was partially offset by the accruals for the minimum MLR rebates during 2011.
The gross margin for this Division decreased primarily due to lower favorable prior year medical cost development and the accrual for the minimum MLR rebate for our Commercial business. The Commercial Risk MLR increased for the year primarily due to the accruals for the minimum MLR rebates as well as utilization beginning to return to normal levels.
Government Programs Division
Medicare Advantage revenue increased primarily due to the acquisition of MHP in October 2010, as well as a general increase in premiums per member per month. The increase in Medicaid Risk revenue is due to entering new markets which included the State of Nebraska in August 2010 and the Commonwealth of Kentucky in November 2011. The Medicaid risk premiums per member per month also increased as a result of a rate increase effective July 1, 2011, in Missouri, our largest Medicaid market, the implementation of the Kentucky contract (which has a higher than average premium per member per month) and due to a change in member mix in our Nebraska market.

The Government Programs division revenue increases were partially offset by a decrease in Medicare Part D revenue in 2011. The Medicare Part D revenue decrease was primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 to two in 2011. Including the effect of the CMS risk sharing premium adjustments as well as ceded revenue, the premiums increased to $88.80 in 2011, compared to $82.86 in 2010, primarily due to pharmacy cost trends and the loss of the lower priced premium products.
The gross margin for this Division decreased for 2012 primarily due to lower favorable prior year medical cost development and a decrease in the Medicare PFFS gross margin. The Medicare PFFS product was not renewed effective January 1, 2010. The Medicare PFFS product experienced much more favorable incurred but not reported reserve development during 2010 than in 2011. Additionally, the decrease in gross margin was driven by the Medicare Part D membership losses. These decreases were offset by membership growth in 2011 due to the acquisition of MHP, as well as organic growth in existing markets. The Medicare Advantage MLR and Medicaid MLR increased due to utilization beginning to return to normal levels. Additionally, the Medicaid MLR increased due to higher initial medical costs associated with the new Kentucky business. This is partially offset by improved MLR on the Medicare Part D product. The Medicare Part D MLR was lower as a result of improved performance in our basic benefit product in 2011.
Workers’ Compensation Division
Workers’ Compensation division revenue increased primarily due to the growth of our pharmacy benefit management program, which was partially offset by a decline in volume and rates in our network products.

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
Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to the principal. Our fixed income portfolio includes, among other investment categories, government and corporate securities and has an average credit quality rating of “AA-” and an effective duration of 4.06 years as of December 31, 2012. The average credit quality rating is based on the weighted average credit rating as provided by Standard & Poor’s. See Footnote F, Investments, to the consolidated financial statements for more information regarding investments, which is incorporated by reference. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.
Our cash and investments, consisting of cash, cash equivalents, short-term investments, and long-term investments, but excluding deposits of $71.1 million at December 31, 2012 and $74.0 million at December 31, 2011 that are restricted under state regulations, decreased by $200 million to $4.1 billion at December 31, 2012 from $4.3 billion at December 31, 2011.
During the year ended December 31, 2012, the Board of Directors declared four quarterly cash dividends of $0.125 per share each, or $68.4 million in the aggregate. The cash dividend for the quarter ended December 31, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2012, and subsequently paid on January 7, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change. Additionally, the terms of the Merger Agreement restrict payment of future cash dividends other than our quarterly dividend consistent with past practice not to exceed $0.125 per share.
We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note F, Investments, to the consolidated financial statements, which is incorporated herein by reference.
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
Cash Flows
Operating Activities
Net cash from operating activities for the year ended December 31, 2012 was an inflow as a result of net earnings generated by our normal operations during the period, net of adjustments to earnings, and an increase in medical liabilities primarily related to the Medicare Part D and Kentucky Medicaid business. Offsetting these inflows is an increase in other receivables related to the settlement timing of current year subsidy and risk share receivables due from CMS for our Medicare business. The increase is a result of the growth in our Medicare Part D and Medicare Advantage businesses, that we expect to receive in 2013. Additionally, offsetting the inflows is a decrease in accounts payable and other accrued liabilities primarily as a result of payments in 2012 for the annual management incentive and performance compensation programs as well as payments in 2012 for the 2011 minimum medical loss ratio rebates.
Our net cash from operating activities in 2012 increased $69.5 million from 2011.  The increase was a result of $150.5 million payment to settle the provider class action litigation in Louisiana paid in the prior year and not repeated in 2012, the timing of prior year subsidy receivables for our Medicare business received from CMS and the receipt of additional deferred revenue in 2012. Partially offsetting these increased inflows was a decrease in accounts payable and other accrued liabilities as a result of payments in 2012 for the 2011 minimum medical loss ratio rebates, higher payments for the annual management incentive and performance compensation programs and adjusted net earnings.
Our net cash from operating activities in 2011 increased $128.9 million from 2010.  The increase was primarily a result of the unusually low cash flows due to payments of medical claims liabilities associated with run out of the Medicare PFFS product.  The nature of our business is such that premium revenues are generally received in advance of the expected cash payment for the related medical costs.  This results in strong cash inflows upon the implementation of a benefit program and cash outflows upon the termination.  Partially offsetting these increased inflows in 2011 are the increase in subsidy receivables during 2011 for our Medicare Part D business due from CMS, which we subsequently collected in 2012, and $150.5 million paid to settle the provider class action litigation in Louisiana.
Investing Activities
Capital expenditures in 2012 of approximately $89.1 million consisted primarily of computer hardware, software and related costs associated with the development and implementation of improved operational systems. Projected capital expenditures in 2013 of approximately $95 to $105 million consist primarily of computer hardware, software and other equipment.
Net cash from investing activities for the year ended December 31, 2012 was an outflow primarily due to a large amount of investment purchases during the period. This outflow was partially offset by the proceeds received from the sales and maturities of investments.
Cash flows used for investing activities for the year ended December 31, 2012 decreased by $477.1 million from the corresponding 2011 period. This decrease is primarily due to lower investment purchases in 2012, partially offset by lower proceeds received from the sales of investments and larger payments for acquisitions in 2012.
Cash flows used for investing activities for the year ended December 31, 2011 increased by $751.7 million from the corresponding 2010 period. This increase is primarily due to high investment purchases in 2011, partially offset by higher proceeds received from the sales of investments and fewer payments for acquisitions.
Financing Activities
Net cash from financing activities was an outflow, primarily due to share repurchases during the year ended December 31, 2012 and the repayment of the $233.9 million outstanding balance of our 5.875% Senior Notes.
Our Board of Directors has approved a program to repurchase our outstanding common stock. Stock repurchases may be made from time to time at prevailing prices on the open market, by block purchase or in private transactions. As a part of this program, 9.9 million shares were purchased in 2012 at an aggregate cost of $328.0 million, 10.7 million shares were purchased in 2011 at an aggregate cost of $327.7 million and no shares were repurchased in 2010.  As of December 31, 2012, the total remaining common shares we are authorized to repurchase under this program is 6.5 million.  Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program. The terms of the Merger Agreement prohibit share repurchases without Aenta’s consent, other than share repurchases made in connection with the exercise of stock options and the vesting of restricted stock or other equity awards.
In January 2012, at maturity, we repaid the $233.9 million outstanding balance of our 5.875% Senior Notes.  On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million. As of December 31, 2012, there were no amounts outstanding under this credit facility.  For more information, refer to Note H, Debt, to the consolidated financial statements, which is incorporated herein by reference.
Cash flows used for financing activities for the year ended December 31, 2012 increased by $451.4 million from the corresponding 2011 period. The increase is primarily due to higher net borrowings in 2011 related to the issuance in 2011 of our Senior Notes due June 7, 2021 as well as dividends paid in 2012, which did not occur in 2011.
Cash flows used for financing activities for the year ended December 31, 2011 increased by $87.7 million from the corresponding 2010 period. The increase is primarily due to higher net borrowings in 2011 related to the issuance in 2011 of our Senior Notes due June 7, 2021 as well as higher share repurchases in 2011.
Health Plans
Our regulated HMO and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from our regulated entities. During 2012, we received $214.7 million in dividends from our regulated subsidiaries and we made $144.0 million in capital contributions to them.
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
Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from requiring the subsidiary to file a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.
The majority of states in which we operate health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. Statutory-based capital and surplus of our regulated subsidiaries was approximately $2.3 billion and $1.9 billion at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, all of our regulated subsidiaries exceeded the minimum RBC, capital and solvency requirements of the applicable state regulators. The increase in capital and surplus for our regulated subsidiaries primarily resulted from net earnings and, to a lesser extent, capital contributions made by the parent company, partially offset by dividends paid to the parent company.
Some states in which our regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. Statutory deposits held by our regulated subsidiaries was $71.1 million and $74.0 million at December 31, 2012 and 2011, respectively.
We believe that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.
Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.2 billion and $1.4 billion at December 31, 2012 and 2011, respectively. The decrease primarily resulted from share repurchases, repayment of our 5.875% Senior Notes in January 2012 at maturity, capital contributions made by the parent to regulated subsidiaries, cash paid for the FHP acquisition and cash dividend payments. This decrease was partially offset by dividends received from our regulated subsidiaries and earnings generated by our non-regulated entities.

Other
As of December 31, 2012, we were contractually obligated to make the following payments during the next five years and thereafter (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Senior notes	$1,587,177	$—	$603,942	$383,235	$600,000
Interest payable on senior notes	462,865	93,150	155,661	99,604	114,450
Operating leases	152,190	31,963	44,899	33,300	42,028
Total contractual obligations	2,202,232	125,113	804,502	516,139	756,478

Less sublease income	(2,170)	(777)	(865)	(528)	—
Net contractual obligations	$2,200,062	$124,336	$803,637	$515,611	$756,478

The table above does not reflect the timing of cash payments related to income taxes or legal contingencies.  As of December 31, 2012, we had $87.5 million of unrecognized tax benefits.  The above table excludes these amounts due to uncertainty of timing and amounts regarding future payments.
On June 22, 2011, we entered into a five-year revolving credit facility agreement in the principal amount of $750.0 million. As of December 31, 2012, there were no amounts outstanding under this credit facility. For additional information, refer to Note H, Debt, to the consolidated financial statements, which are incorporated herein by reference.
We have typically paid 90% to 95% of medical claims within six months of the date incurred and approximately 99% of medical claims within nine months of the date incurred. We believe medical claims liabilities are short-term in nature and therefore do not meet the listed criteria for classification as contractual obligations and, accordingly, have been excluded from the table above. For additional information related to our income taxes, operating leases and other contingencies refer to Note N, Income Taxes, and Note O, Commitments and Contingencies, to the consolidated financial statements, which is incorporated herein by reference.
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

2013 Outlook
Medicare Advantage - Driven by successful execution during the 2013 Medicare Annual Enrollment Period, Coventry's Medicare Advantage membership is expected to grow by approximately 48,000 members, or 18% in the first quarter of 2013.
Medicare Part D - Due to a reduction in the Company's auto-assign footprint, Coventry's Medicare Part D membership is expected to decline by approximately 143,000 members, or 9% in the first quarter of 2013.
Medicaid - On February 11, 2013, the Company announced in its Current Report on Form 8-K, that it has agreed to an amendment with the Commonwealth of Kentucky such that existing rates for each of the contract years remaining under the initial term of the contract were increased by 7%, effective January 1, 2013. In addition, the Commonwealth agreed to accelerate the effective date for the scheduled 2.3% rate increase for the last year of the contract’s initial term from October 1, 2013 to July 1, 2013. The Company’s Medicaid contract with the State of Kansas ended effective January 1, 2013, which represented 151,000 members as of December 31, 2012. As a result of these items, the Company is expecting a sequential improvement in full year MLR results.
Tax Rate - We expect our effective tax rate to range from 39% to 41% for 2013, up from 37.92% for 2012. This increase is due primarily to Internal Revenue Code 162(m)(6), which limits the annual tax deduction for compensation paid by health insurers to individuals providing services, including employees, to $500,000 per individual, effective January 1, 2013.
Regulatory Trends
Effective January 1, 2011, PPACA mandated minimum medical loss ratios for commercial health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage, with rebates to policyholders if the actual loss ratios fall below these minimums. In addition, beginning in 2014, PPACA requires Medicare Advantage plans to have a minimum medical loss ratio of 85% or refund the difference.  If a Medicare Advantage plan's medical loss ratio is below 85% for three consecutive years, enrollment will be restricted. A plan's Medicare Advantage contract will be terminated if the plan is out of compliance for five consecutive years. On February 15, 2013, CMS released a proposed rule to implement these requirements for Medicare Advantage plans. Under the proposed rule, a plan's medical loss ratio would be reported on a per contract basis. The medical loss ratio would be determined based on the percentage of contract revenue spent on clinical services, prescription drugs, quality improving activities and direct benefits to beneficiaries in the form of reduced Part B premiums. The medical loss ratio requirement will require ongoing efforts to control administrative costs.
CMS recently released preliminary estimates of benchmark payment rates for calendar year 2014 for Medicare Advantage plans that would result in materially decreased payments to our Medicare Advantage plans. These estimates are preliminary and could change when the final rates are announced on April 1, 2013. If the final payment rates are lower than current rates, our results of operations and cash flows could be adversely affected.
In addition, PPACA ties a portion of each Medicare Advantage plan's reimbursement to the plan's “star rating” under a five-star quality rating system administered by CMS. Star ratings are based on a plan's performance on a variety of measures, including quality of preventative services, chronic illness management and overall member satisfaction. Since 2012, bonus payments have been paid to Medicare Advantage plans that qualify with a star rating of three or higher pursuant to a CMS demonstration project. Beginning in 2015, bonus payments will only be made to Medicare Advantage plans that qualify with a star rating of four or higher. Our future Medicare Advantage operating results are likely to continue to be significantly determined by our Medicare Advantage plans' star ratings. We have had success in improving our star ratings and other quality measures for 2013, but there can be no assurances that we will be successful in maintaining or improving our star ratings in future years. Although we are dedicating substantial resources to improving our quality scores and star ratings, if we are unable to significantly increase the level of membership in plans with a rating of 4 stars or higher for the 2015 payment year, our results of operations and cash flows could be adversely affected.
In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014. The amount of the annual tax for the industry is approximately $8 billion in 2014, $11 billion in 2015 and 2016, $14 billion in 2017 and $14 billion in 2018. For 2019 and beyond, the amount will be equal to the annual tax for the preceding year increased by the rate of premium growth for the preceding year. The annual tax will be allocated based on the ratio of an entity's net premiums written during the preceding calendar year to the total health insurance industry's net premiums written for any U.S. health risk-based products during the preceding calendar year, subject to certain exceptions. This tax will first be paid and expensed in 2014.
PPACA provides for the establishment and operation of state health insurance exchanges by January 1, 2014. Through the state health insurance exchanges there are three programs designed to stabilize the health insurance markets including a transitional reinsurance program, a temporary risk corridors program, and a permanent risk adjustment program. The transitional reinsurance program will be established in each state to help stabilize premiums for coverage in the individual market from 2014 through 2016 and will be funded on a per capita basis from all commercial lines of business including insured and self-funded arrangements. The aggregate contribution amounts for all states are expected to total $12 billion in 2014, $8 billion in 2015 and $5 billion in 2016 (subject to additional amounts required by states). The terms of the specific reinsurance programs to be used in each state are not yet known. The temporary risk corridors program permits the federal government and qualified health plans to share in profits or losses resulting from inaccurate rate setting from 2014 to 2016. Under the risk corridors program, qualified health plan issuers with allowable costs that are less than 97% of the plan's target amount will remit charges for a percentage of those savings to HHS (issuers with allowable costs greater than 103% of the plan's target amount will receive payments from HHS to offset a percentage of those losses). The risk adjustment program is intended to mitigate the affects of possible adverse selection and stabilize the premiums in the individual and small group markets as and after insurance market reforms are implemented. Under the risk adjustment program, funds from plans with relatively lower risk enrollees are transferred to plans with relatively higher risk enrollees.
See Part I, Item 1A, “Risk Factors,” in this Form 10-K for more information regarding PPACA.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Under an investment policy approved by our Board of Directors, we invest primarily in marketable U.S. government and agency, state, municipal, mortgage-backed and asset-backed securities and corporate debt obligations that are investment grade. Our Investment Policy and Guidelines generally do not permit the purchase of equity-type investments or fixed income securities that are below investment grade. Our investment guidelines include a permitted exception to allow for such investments if those investments are obtained through a business combination and, if in our best interest, such investments were not disposed within 90 days after acquisition. As described in the notes to the consolidated financial statements, we acquired investments in an equipment leasing limited liability company through our acquisition of First Health Group Corporation (“FHGC”) in 2005.  We have classified all of our investments as available-for-sale. We are exposed to certain market risks including interest rate risk and credit risk.
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
For debt securities, if we intend to either sell or determine that we will more-likely-than-not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, we recognize the entire impairment in earnings.  If we do not intend to sell the debt security and we determine that we will not more-likely-than-not be required to sell the debt security but we do not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other cases, which are recognized in other comprehensive income. Realized gains and losses on the sale of investments are determined on a specific identification basis.  For more information concerning other-than-temporary impaired investments see Note F, Investments, to our consolidated financial statements in this Form 10-K, which is incorporated herein by reference.

Our investments at December 31, 2012 mature according to their contractual terms, as follows, in thousands (actual maturities may differ because of call or prepayment rights):

	Amortized	Fair
As of December 31, 2012	Cost	Value
Maturities:
Within 1 year	$362,116	$363,559
1 to 5 years	798,143	822,448
5 to 10 years	652,941	693,504
Over 10 years	831,553	876,208
Total	$2,644,753	2,755,719
Equity method investments (1)		24,605
Total short-term and long-term securities		$2,780,324

(1)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.
Our projections of hypothetical net gains (losses) in fair value of our market rate sensitive instruments, should potential changes in market rates occur, are based on a model, which incorporates effective duration, convexity and price to forecast hypothetical instantaneous changes in interest rates of positive and negative 100 basis points. The model only takes into account the fixed income securities in the portfolio and excludes all cash. Assuming an immediate 100 basis point increase in interest rates, the theoretical decline to the fair values of our market sensitive instruments would be $115.2 million at December 31, 2012. Additionally, assuming an immediate 100 basis point decrease in interest rates, the theoretical increase to the fair values of our market sensitive instruments would be $93.5 million at December 31, 2012.
Based on our overall exposure to interest rate risk, we believe that these changes in interest rates would not materially affect our consolidated near-term financial position, operating results or cash flows as of December 31, 2012.

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coventry Health Care, Inc.
We have audited the accompanying consolidated balance sheets of Coventry Health Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coventry Health Care, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coventry Health Care, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2013

Coventry Health Care, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,399,162	$1,579,003
Short-term investments	121,742	116,205
Accounts receivable, net of allowance of $3,336 and $4,716 as of December 31, 2012 and 2011, respectively	272,077	270,263
Other receivables, net	892,815	717,736
Other current assets	196,323	286,301
Total current assets	2,882,119	2,969,508

Long-term investments	2,658,582	2,635,309
Property and equipment, net	266,818	255,485
Goodwill	2,591,488	2,548,834
Other intangible assets, net	318,592	367,533
Other long-term assets	33,389	36,863
Total assets	$8,750,988	$8,813,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,418,914	$1,308,507
Accounts payable and other accrued liabilities	488,175	695,235
Deferred revenue	137,981	114,510
Current portion of long-term debt	—	233,903
Total current liabilities	2,045,070	2,352,155

Long-term debt	1,585,190	1,584,700
Other long-term liabilities	397,813	365,686
Total liabilities	4,028,073	4,302,541

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 197,080 issued and 134,573 outstanding in 2012 193,469 issued and 141,172 outstanding in 2011	1,971	1,935
Treasury stock, at cost; 62,507 in 2012; 52,297 in 2011	(1,920,749)	(1,583,313)
Additional paid-in capital	1,970,877	1,848,995
Accumulated other comprehensive income, net	69,220	60,469
Retained earnings	4,601,596	4,182,905
Total stockholders’ equity	4,722,915	4,510,991
Total liabilities and stockholders’ equity	$8,750,988	$8,813,532

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Operating revenues:
Managed care premiums	$12,926,375	$11,014,950	$10,414,640
Management services	1,186,988	1,171,733	1,173,276
Total operating revenues	14,113,363	12,186,683	11,587,916
Operating expenses:
Medical costs	10,853,774	9,041,402	8,265,947
Cost of sales	266,803	283,544	252,052
Selling, general and administrative	2,080,236	2,016,042	1,961,947
Provider class action - (release) / charge	—	(159,300)	278,000
Depreciation and amortization	152,859	136,865	140,685
Total operating expenses	13,353,672	11,318,553	10,898,631

Operating earnings	759,691	868,130	689,285

Interest expense	99,468	99,062	80,418
Other income, net	124,312	89,033	77,667

Earnings before income taxes	784,535	858,101	686,534

Provision for income taxes	297,472	314,996	247,918

Net earnings	$487,063	$543,105	$438,616

Net earnings per common share:
Basic earnings per common share	$3.54	$3.70	$2.96
Diluted earnings per common share	$3.52	$3.67	$2.94

Cash dividends declared per common share	0.500	—	—

Other comprehensive income (loss), net of tax:
Unrealized investment holding gains	54,626	48,274	10,501
Reclassification adjustment, net	(40,355)	(17,046)	(11,034)
Income tax (provision) benefit	(5,520)	(11,840)	208
Other comprehensive income (loss), net of tax	8,751	19,388	(325)

Comprehensive income	$495,814	$562,493	$438,291

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except shares which are in millions)

			Treasury	Additional	Accumulated Other		Total
	Common Stock		Stock,	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	at Cost	Capital	Income (Loss), Net	Earnings	Equity
Balance, December 31, 2009	190.5	$1,905	$(1,282,054)	$1,750,113	$41,406	$3,201,184	$3,712,554
Net earnings						438,616	438,616
Other comprehensive loss, net of tax					(325)		(325)
Employee stock plans activity	1.0	10	13,598	34,713			48,321
Treasury shares acquired			—				—
Dividends declared						—	—
Balance, December 31, 2010	191.5	$1,915	$(1,268,456)	$1,784,826	$41,081	$3,639,800	$4,199,166
Net earnings						543,105	543,105
Other comprehensive income, net of tax					19,388		19,388
Employee stock plans activity	2.0	20	12,866	64,169			77,055
Treasury shares acquired			(327,723)				(327,723)
Dividends declared						—	—
Balance, December 31, 2011	193.5	$1,935	$(1,583,313)	$1,848,995	$60,469	$4,182,905	$4,510,991
Net earnings						487,063	487,063
Other comprehensive income, net of tax					8,751		8,751
Employee stock plans activity	3.6	36	(9,436)	121,882			112,482
Treasury shares acquired			(328,000)				(328,000)
Dividends declared						(68,372)	(68,372)
Balance, December 31, 2012	197.1	$1,971	$(1,920,749)	$1,970,877	$69,220	$4,601,596	$4,722,915

See accompanying notes to the consolidated financial statements.

Coventry Health Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$487,063	$543,105	$438,616
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	152,859	136,865	140,685
Amortization of stock compensation	29,643	40,530	40,532
Deferred income tax provision / (benefit)	27,896	35,760	(27,364)
RADV Release	(132,977)	—	—
RADV Release – deferred tax adjustment	50,531	—	—
Provider class action – (release) / charge	—	(159,300)	278,000
Provider class action – deferred tax adjustment	—	58,145	(103,385)
Other adjustments	(27,731)	13,968	18,586
Changes in assets and liabilities, net of effects of the purchase of subsidiaries:
Provider class action – settlement	—	(150,500)	—
Accounts receivable, net	22,508	7,287	(2,389)
Other receivables, net	(168,479)	(198,479)	(2,399)
Medical liabilities	57,073	68,272	(439,265)
Accounts payable and other accrued liabilities	(76,561)	68,605	(46,174)
Other changes in assets and liabilities	48,819	(63,099)	(23,191)
Net cash from operating activities	470,644	401,159	272,252
Cash flows from investing activities:
Capital expenditures, net	(89,064)	(62,085)	(63,257)
Proceeds from sales of investments	1,367,133	1,790,877	561,457
Proceeds from maturities of investments	247,524	261,753	573,625
Purchases of investments	(1,595,596)	(2,584,935)	(819,808)
Payments for acquisitions, net	(54,945)	(7,616)	(102,356)
Net cash from investing activities	(124,948)	(602,006)	149,661
Cash flows from financing activities:
Proceeds from issuance of stock	87,671	44,624	15,484
Payments for repurchase of stock	(339,985)	(336,219)	(4,888)
Proceeds from issuance of debt, net	—	589,867	—
Repayment of debt	(233,903)	(380,029)	—
Excess tax benefit from stock compensation	12,210	7,619	2,925
Payments for cash dividends	(51,530)	—	—
Net cash from financing activities	(525,537)	(74,138)	13,521
Net change in cash and cash equivalents	(179,841)	(274,985)	435,434
Cash and cash equivalents at beginning of period	1,579,003	1,853,988	1,418,554
Cash and cash equivalents at end of period	$1,399,162	$1,579,003	$1,853,988
Supplemental disclosure of cash flow information:
Cash paid for interest	$102,238	$91,875	$77,973
Income taxes paid, net	$175,511	$264,556	$471,479

See accompanying notes to the consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
A. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT EVENTS
Coventry Health Care, Inc. (together with its subsidiaries, the “Company” or “Coventry”) is a diversified national managed health care company based in Bethesda, Maryland, dedicated to delivering high-quality health care solutions at an affordable price. The Company provides a full portfolio of risk and fee-based products including Medicare and Medicaid programs, group and individual health insurance, workers’ compensation solutions, and network rental services. With a presence in every state in the nation, Coventry’s products currently serve approximately 5 million individuals helping them receive the greatest possible value for their health care investment.
Since the Company began operations in 1987 with the acquisition of the American Service Companies entities, including Coventry Health and Life Insurance Company, the Company has grown substantially through acquisitions. See Note C, Acquisitions, to the consolidated financial statements for information on the Company’s recent acquisitions.
Proposed Merger
 On August 19, 2012, the Company, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into Coventry, with the Company surviving the merger as a wholly-owned subsidiary of Aetna (the “Merger”). A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012. The Company subsequently entered into Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, which were filed as Exhibits 2.1 to the Company’s Current Report on Form 8-K filed on October 23, 2012 and November 21, 2012, respectively. As used herein, the “Merger Agreement” means the Agreement and Plan of Merger, by and among Coventry, Aetna and Merger Sub, as amended. Under the terms of the Merger Agreement, the Company’s shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of Coventry common stock. The total transaction was estimated at approximately $7.3 billion, including the assumption of Coventry debt, based on the closing price of Aetna common shares on August 17, 2012.
On November 21, 2012, the Company’s stockholders voted at the stockholder special meeting to approve the adoption of the Merger Agreement. Of the 104,941,398 shares voting at the special meeting of stockholders, more than 99% voted in favor of the adoption of the Merger Agreement, which represented approximately 78% of the Company’s total outstanding shares of common stock as of the October 15, 2012 record date.
The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by Coventry and Aetna, respectively, and compliance by Coventry and Aetna with their respective obligations under the Merger Agreement. The Merger is not expected to close until mid-2013.
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
Significant Customers – The Company’s health plan commercial risk products are diversified across a large customer base and no customer group comprises 10% or more of Coventry’s managed care premiums. The Company received 11.7%, 10.0% and 11.2% of its management services revenue from a single customer, Mail Handlers Benefit Plan (“MHBP”), for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company received 34.2%, 32.7% and 35.6% of its managed care premiums for the years ended December 31, 2012, 2011 and 2010, respectively, from the federal Medicare program throughout its various health plan markets and from national Medicare Part D products.  The increase in 2012 is primarily due to higher Medicare Part D membership as a result of the addition of eight auto assign regions in 2012 as well as an increase in product offerings from two in 2011 to three in 2012. The decline in 2011 is primarily due to lower Medicare Part D membership as a result of the loss of auto assign regions as well as a reduction in product offerings from five in 2010 and two in 2011.
The Company also received 21.7%, 12.5% and 10.9% of its managed care premiums for the years ended December 31, 2012, 2011 and 2010, respectively, from state-sponsored Medicaid programs throughout its various health plan markets. The increase in 2012 is primarily as a result of the contract with the Commonwealth of Kentucky to provide services for the Commonwealth’s Medicaid program and the acquisition of Children’s Mercy’s Family Health Partners (“FHP”) with Medicaid membership in Kansas and Missouri. The Kentucky contract was awarded effective in the fourth quarter of 2011, and the acquisition of FHP was completed in the first quarter of 2012. The increase is also due to same-store growth in the Company’s Missouri market and expansion into new regions in the Company’s Nebraska, Pennsylvania and Virginia markets during the third quarter of 2012. In 2012, the Commonwealth of Kentucky and the State of Missouri accounted for 33.2%, and 23.8% of the Company’s Medicaid premiums, respectively.
Cash and Cash Equivalents – Cash and cash equivalents consist principally of money market funds, commercial paper, certificates of deposit, and Treasury bills. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.
Investments – The Company accounts for investments in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 320-10, “Accounting for Certain Investments in Debt and Equity Securities,” ASC Topic 320-10, “Accounting for Debt Securities After an Other-than-Temporary Impairment,” and Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Measurements.”  The Company invests primarily in fixed income securities and classifies all of its investments as available-for-sale. Investments are evaluated on an individual security basis at least quarterly to determine if declines in value are other-than-temporary. In making that determination, the Company considers all available evidence relating to the realizable value of a security. This evidence is reviewed at the individual security level and includes, but is not limited to, the following:

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
Other Receivables – Other receivables include pharmacy rebate receivables of $305.4 million and $280.5 million at December 31, 2012 and 2011, respectively.  Other receivables also include Medicare Part D program related risk share and subsidy receivables (discussed below under “Revenue Recognition”), Medicare risk adjuster receivables, Office of Personnel Management (“OPM”) receivables, interest receivables, and any other receivables that do not relate to premiums.  The increase in other receivables during 2012 primarily resulted from the net Medicare Part D subsidy receivables (risk share, reinsurance subsidy, low-income subsidy and coverage gap subsidy) related to the 2012 plan year that we expect to collect when the plan year is settled in 2013. This increase was partially offset by the 2011 plan year settlement collected in 2012.
Other Current Assets – Other Current Assets primarily include deferred tax assets and also include prepaid expenses.  See Note N, Income Taxes, to the consolidated financial statements for additional information.

Property and Equipment – Property, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated lives of the related assets or over the term of the respective leases, if applicable.  The estimated useful lives of the Company’s property and equipment are between three to thirty years.  In accordance with ASC 350-40, “Internal-Use Software,” the cost of internally developed software is capitalized and included in property and equipment. The Company capitalizes costs incurred during the application development stage for the development of internal-use software. These costs primarily relate to payroll and payroll-related costs for employees along with costs incurred for external consultants who are directly associated with the internal-use software project. See Note E, Property and Equipment, to the consolidated financial statements for additional information.
Other Long-term Assets – Long-term assets primarily include assets associated with senior note issuance costs and reinsurance recoveries. The reinsurance recoveries were obtained with the acquisition of First Health Group Corporation (“FHGC”) and are related to certain life insurance receivables from a third party insurer for liabilities that have been ceded to that third party insurer.
Business Combinations, Accounting for Goodwill and Other Intangibles – The Company accounts for Business Combinations in accordance with ASC Topic 805-10, “Business Combinations” and accounts for goodwill and other intangibles in accordance with ASC  Topic 350-10, “Intangibles – Goodwill and Other” and ASU 2011-8, “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”  Goodwill and other intangible assets that have indefinite lives are subject to a periodic assessment for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.
The Company’s annual impairment test date is October 1 of each fiscal year. However, each year the Company could be required to evaluate the recoverability of goodwill and other indefinite lived intangible assets prior to the required annual assessment if there is any indication of a potential impairment.  Those indications may include experiencing disruptions to business, unexpected significant declines in operating results, regulatory actions (such as health care reform) that may affect operating results, divestiture of a significant component of the business or a sustained decline in market capitalization. The Company has six reporting units: Health Plan Commercial, Health Plan Government, Network Rental, MHNet, Workers’ Compensation and Medicare Part D.
The Company performed a goodwill impairment analysis at the reporting unit level and determined that there were no impairments.  The Company believes that the fair value of its reporting units are substantially in excess of their carrying values and not at risk of failing step one of the quantitative impairment test in the near term. The Company’s goodwill impairment analysis begins with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company considers factors outlined in ASU2011-08, “Intangibles-Goodwill and Other (Topic 350),” including, but not limited to:

•
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•
Industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company’s products or services, or a regulatory or political development;

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to the Company’s peers).

If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the two-step quantitative goodwill impairment test is performed. The goodwill quantitative impairment test, if necessary, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment charge equal to the difference.  Impairment charges are recorded in the period incurred.
For the quantitative impairment analysis, the Company relies on both the income and market approaches. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of our estimated future cash flows utilizing a risk adjusted discount rate. The market approach estimates the Company’s fair value by comparing Coventry to similar publicly traded entities and also by analyzing the recent sales of similar companies. The approaches are reviewed together for consistency and commonality.
While the Company believes it has made reasonable estimates and assumptions, in its quantitative impairment analysis, to calculate the fair values of the reporting units and other intangible assets, it is possible a material change could occur.  Under the income approach, the Company assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in its calculations. If the assumptions used in the Company’s fair-value-based tests differ from actual results, the estimates underlying its goodwill impairment tests could be adversely affected.
The fair value of the indefinite-lived intangible asset is estimated and compared to the carrying value.  The Company estimates the fair value of the indefinite-lived intangible asset using an income approach. The income approach is based on the present value of expected future cash flows. The income approach involves estimating the present value of the Company’s estimated future cash flows utilizing a risk adjusted discount rate. Under the income approach, the Company assumed certain growth rates, capital expenditures, discount rates and terminal growth rates in its calculations. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.
Other acquired intangible assets are separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, provider contracts, customer lists and licenses. An intangible asset that is subject to amortization is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company amortizes other acquired intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from three to twenty years.
See Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements for disclosure related to these assets.
Medical Liabilities and Expense – Medical liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics and other related information. In determining medical liabilities, the Company employs standard actuarial reserve methods that are specific to each market’s membership, product characteristics, geographic territories and provider network. The Company also considers utilization frequency and unit costs of inpatient, outpatient, pharmacy and other medical expenses, as well as claim payment backlogs and the timing of provider reimbursements. The Company also establishes reserves, if required, for the probability that anticipated future health care costs and contract maintenance costs under the group of existing contracts will exceed anticipated future premiums and reinsurance recoveries on those contracts. For purposes of premium deficiency reserves, contracts are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. If established, the premium deficiency reserves would be expected to cover losses until the next policy renewal dates for the related policies.  Once established, premium deficiency reserves are released straight-line over the remaining life of the contract. No premium deficiency reserves were established at December 31, 2012 or 2011. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

The following table presents the components of the change in medical claims liabilities for the years ended December 31, 2012, 2011 and 2010, respectively (dollars in thousands).

	2012	2011	2010
Medical liabilities, beginning of year	$1,308,507	$1,237,690	$1,605,407
Acquisitions (1)	50,261	—	71,548
Reported Medical Costs
Current year	10,984,974	9,163,009	8,507,460
Prior year development	(131,200)	(121,607)	(241,513)
Total reported medical costs	10,853,774	9,041,402	8,265,947
Claim Payments
Payments for current year	9,721,411	7,953,744	7,491,891
Payments for prior year	1,070,398	989,783	1,185,476
Total claim payments	10,791,809	8,943,527	8,677,367
Change in Part D Related Subsidy Liabilities	(1,819)	(27,058)	(27,845)
Medical liabilities, end of year	$1,418,914	$1,308,507	$1,237,690
Supplemental Information:
Prior year development (2)	1.5%	1.5%	2.2%
Current year paid percent (3)	88.5%	86.8%	88.1%

(1)	Acquisition balances represent medical liabilities of the acquired company as of the applicable acquisition date.

(2)	Prior year reported medical costs in the current year as a percentage of prior year reported medical costs.

(3)	Current year claim payments as a percentage of current year reported medical costs.
The negative medical cost amounts noted as “prior year development” are favorable adjustments for claim estimates being settled for amounts less than originally anticipated. As noted above, these favorable developments from original estimates occur due to changes in medical utilization, mix of provider rates and other components of medical cost trends. Medical claim liabilities are generally paid within several months of the member receiving service from the provider. Accordingly, the 2012 prior year development relates almost entirely to claims incurred in calendar year 2011.
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
Other Long-term Liabilities – Other long-term liabilities consist primarily of deferred tax liabilities, liability for unrecognized tax benefits and liabilities associated with the 401(k) Restoration and Deferred Compensation Plan. See Note I, Employee Benefit Plans to the consolidated financial statements for more information.
Comprehensive Income – Comprehensive income includes net earnings and unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net earnings, such as realized gains and losses on investment securities. The deferred tax provision for holding gains arising from investment securities during the years ended December 31, 2012, 2011 and 2010 was $21.1 million, $18.3 million, and $4.1 million, respectively.  The deferred tax provision for reclassification adjustments for gains included in net earnings on investment securities during the years ended December 31, 2012, 2011 and 2010 was $15.6 million, $6.5 million, and $4.3 million, respectively.
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
The table below summarizes the CMS receivables and payables, for all contract years, at December 31, 2012 and 2011, respectively (in thousands).

	December 31, 2012	December 31, 2011
Total Medicare Part D CMS Receivables, net	$381,006	$299,837
Total Medicare Part D CMS Payables, net	$(3,091)	$(3,619)

The CMS risk sharing receivables are included in other receivables while the CMS risk sharing payables are included in accounts payable and other accrued liabilities. The coverage gap, reinsurance and low-income subsidy receivables are included in other receivables while the coverage gap, reinsurance and low-income subsidy payables are included in medical liabilities.
The Company has quota share arrangements on business with certain individual and employer groups with some of its Medicare distribution partners covering portions of the Company’s Medicare Part D and, previously, Medicare PFFS products.  The Medicare PFFS products were not renewed for the 2010 plan year and, accordingly, the quota share arrangements were discontinued with a three year run out provision.  As a result of the quota share arrangements, for the years ended December 31, 2012, 2011, and 2010, the Company ceded premium revenue of $45.3 million, $43.3 million and $49.8 million, respectively, and the associated medical costs to these partners.  The ceded amounts are excluded from the Company’s results of operations. The Company is not relieved of its primary obligation to the policyholder under this ceding arrangement.
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
Revenue for pharmacy benefit management services for the Workers’ Compensation business is derived on a pre-negotiated amount per pharmacy claim which includes the cost of the pharmaceutical.  Revenue and a corresponding cost of sales to a third-party vendor related to the sale of pharmaceuticals is recorded when a pharmacy transaction is processed by the Company.  No pharmacy rebate revenue is collected or recorded related to the Company’s Workers’ Compensation business.

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
CMS periodically performs audits and may seek return of premium payments made to the Company if risk adjustment factors are not properly supported by medical record data.  The Company estimates and records reserves for CMS audits based on information available at the time the estimates are made.  The judgements and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology.  During the year ended December 31, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (“RADV”) Contract-Level Audits.” Most importantly, CMS announced which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. As a result of this notice, the Company released RADV reserves, for contract years 2007 through 2011, resulting in an increase in operating earnings of $133.0 million during the year ended December 31, 2012, all of which occurred in the first quarter of 2012.
Effective in 2011, as required by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), commercial health plans with medical loss ratios (“MLR”) on fully insured products that fall below certain targets are required to rebate ratable portions of their premiums annually. The mandated minimum MLR targets (as calculated under the definitions in PPACA and related regulations), for health plans such that the percentage of health coverage premium revenue spent on health care medical costs and quality improvement expenses, are set at 85% for large employer groups, 80% for small employer groups and 80% for individuals, subject to state-specific exceptions.  The potential for and size of the rebates are measured by regulated subsidiary, state and market segment (individual, small group and large group).  Accordingly, in the current year, the Company has recorded a rebate estimate in the “accounts payable and other accrued liabilities” line in the accompanying balance sheet and as contra-revenue in “managed care premiums” in the accompanying statements of operations and comprehensive income.  The Company estimates the rebate liability based on judgments and estimated information, including utilization, unit cost trends, quality improvement costs, and product pricing, features and benefits.  If actual experience varies from the Company’s estimates or future regulatory guidance differs from its current judgments, the actual rebate liability could differ from the Company’s estimates.
Cost of Sales – Cost of sales consists of the expense for prescription drugs provided by the Company’s Workers’ Compensation pharmacy benefit manager and for the independent medical examinations performed by physicians on injured workers.  These costs are associated with fee-based products and exclude the cost of drugs related to the risk products recorded in medical costs.
Contract Acquisition Costs – Costs related to the acquisition of customer contracts, such as commissions paid to outside brokers, are paid on a monthly basis and expensed as incurred.  For the Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) business, the Company advances commissions and defers amortization of these costs to the period in which revenue associated with the acquired customer is earned, which is generally not more than one year, and are recorded in the “other current assets” line in the accompanying balance sheet.
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
Earnings Per Common Share – Earnings per common share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Coventry grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 5.6 million, 6.5 million and 10.0 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were antidilutive.
Other Income, net – Other income, net includes interest income, net of fees, realized gains and losses on sales of investments and charges on the other-than-temporary impairment of investment securities.
New Accounting Standards
In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements.” The amendments in this Update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The Company will adopt these amendments beginning in fiscal year 2013. The adoption of ASU 2012-04 is not expected to materially affect the Company’s financial position or results of operations and comprehensive income.
In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other Than Goodwill. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 effective January 1, 2012 for its 2012 annual impairment test. The adoption of ASU 2012-02 did not materially affect the Company’s financial position or results of operations and comprehensive income.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Also, reclassification adjustments between comprehensive income and net income must be presented on the face of the financial statements or the accompanying footnotes. ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 effective January 1, 2012 by presenting one continuous statement of comprehensive income. Other than a change in presentation, the adoption of ASU 2011-05 did not affect the Company’s financial position or results of operations and comprehensive income.
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

B. SEGMENT INFORMATION
During the first quarter of 2012, the Company reorganized the executive management team to better align resources and provide continued focus on areas of future growth. As a result of this reorganization, the Company realigned its segments during the first quarter of 2012 to reflect the manner in which the chief operating decision maker reviews financial information. As a result, the Company has the following three reportable segments:  Commercial Products, Government Programs and Workers’ Compensation.  Each of these segments, which the Company also refers to as “Divisions,” is separately managed and provides separate operating results that are evaluated by the Company’s chief operating decision maker.
The Commercial Products Division is primarily comprised of the Company’s traditional health plan based Commercial and Individual Risk business. Additionally, through this Division the Company contracts with various federal employee organizations to provide health insurance benefits under the Federal Employees Health Benefits Program (“FEHBP”) and offers administrative services only products to businesses that self-insure their health benefits managed care. This Division also contains the dental services, network rental and behavioral health benefits products.
The Government Programs Division includes the Company’s Medicare Part D and traditional health plan based Medicare Advantage CCP and Medicaid products.
The Workers’ Compensation Division is comprised of fee-based, managed care services, such as provider network access, bill review, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance.
The tables below summarize the operating results of the Company’s reportable segments through the gross margin level, as that is the measure of profitability used by the chief operating decision maker to assess segment performance and make decisions regarding the allocation of resources. A reconciliation of gross margin to operating earnings at a consolidated level is also provided. Total assets by reportable segment are not disclosed as these assets are not reviewed separately by the Company’s chief operating decision maker. The dollar amounts in the segment tables are presented in thousands. The Company’s segment presentation for the prior years have been reclassified to conform to the 2012 presentation.

	Year Ended December 31, 2012
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$5,737,626	$7,236,240	$—	$(47,491)	$12,926,375
Management services	429,209	—	757,779	—	1,186,988
Total operating revenues	6,166,835	7,236,240	757,779	(47,491)	14,113,363
Medical costs	4,649,073	6,252,192	—	(47,491)	10,853,774
Cost of sales	—	—	266,803	—	266,803
Gross margin	$1,517,762	$984,048	$490,976	$—	$2,992,786
Selling, general and administrative					2,080,236
Depreciation and amortization					152,859
Operating earnings					$759,691

	Year Ended December 31, 2011
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$6,053,178	$4,990,770	$—	$(28,998)	$11,014,950
Management services	387,949	—	783,784	—	1,171,733
Total operating revenues	6,441,127	4,990,770	783,784	(28,998)	12,186,683
Medical costs	4,891,471	4,178,929	—	(28,998)	9,041,402
Cost of sales	—	—	283,544	—	283,544
Gross margin	$1,549,656	$811,841	$500,240	$—	$2,861,737
Selling, general and administrative					2,016,042
Provider class action - (release)/charge					(159,300)
Depreciation and amortization					136,865
Operating earnings					$868,130

	Year Ended December 31, 2010
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$5,564,834	$4,851,756	$—	$(1,950)	$10,414,640
Management services	418,221	—	755,055	—	1,173,276
Total operating revenues	5,983,055	4,851,756	755,055	(1,950)	11,587,916
Medical costs	4,323,704	3,944,193	—	(1,950)	8,265,947
Cost of sales	—	—	252,052	—	252,052
Gross margin	$1,659,351	$907,563	$503,003	$—	$3,069,917
Selling, general and administrative					1,961,947
Provider class action - (release)/charge					278,000
Depreciation and amortization					140,685
Operating earnings					$689,285

C. ACQUISITIONS
During the three years ended December 31, 2012, the Company completed three business combinations. These business combinations were accounted for using the acquisition method of accounting and therefore the operating results of each acquisition have been included in the Company’s consolidated financial statements since the date of their acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets and liabilities based on estimated fair values. The excess of the purchase price over the net identifiable assets acquired was allocated to goodwill.
The PHS, MHP and FHP acquisitions are not material to the Company’s consolidated financial statements, individually or in the aggregate.
The following table summarizes the business combinations for the three years ended December 31, 2012.  The purchase price, inclusive of all retroactive balance sheet settlements to date, is presented below (in millions):

	Effective Date	Market	Price
Preferred Health Systems, Inc. (“PHS”)	February 1, 2010	Kansas	$94.3
MHP, Inc. (“MHP”)	October 1, 2010	Missouri & Arkansas	$112.3
Children’s Mercy’s Family Health Partners, Inc. (“FHP”)	January 1, 2012	Kansas & Missouri	$52.1

Effective January 1, 2012, the Company completed its acquisition of FHP, a Medicaid health plan that was affiliated with Children’s Mercy Hospital in Kansas City serving approximately 210,000 Medicaid members in the Kansas and Missouri markets. The Company acquired FHP to expand its Medicaid footprint in the Missouri market.
On October 1, 2010, the Company completed its acquisition of MHP, a diversified health plan with approximately 90,000 commercial risk members, 60,000 commercial self-funded members and 30,000 Medicare Advantage CCP members throughout Missouri and northwest Arkansas.  The Company acquired MHP to expand its footprint in the Missouri market.
On February 1, 2010, the Company completed its acquisition of PHS, a commercial health plan based in Wichita, Kansas serving approximately 100,000 commercial group risk members and 20,000 commercial self-funded members.  The acquisition of PHS strengthened Coventry’s presence in the Kansas market.  As part of the acquisition, the Company recognized a liability for potential contingent earn-outs that are attributed to certain performance measures by PHS.  At December 31, 2012 and 2011, the liability was not significant.
As a result of the PHS and MHP acquisitions, the Company recorded $30.9 million of goodwill, none of which is expected to be deductible for tax purposes. As a result of the FHP acquisition, the Company recorded $42.7 million of goodwill, all of which is expected to be deductible for tax purposes.

D. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Commercial Products	Government Programs	Workers’ Compensation	Total
Balance, December 31, 2010	$1,516,745	$227,183	$806,642	$2,550,570
Acquisition of PHS	4,164	—	—	4,164
Acquisition of MHP	4,033	838	—	4,871
Deferred tax adjustments	(6,684)	(4,087)	—	(10,771)
Balance, December 31, 2011	$1,518,258	$223,934	$806,642	$2,548,834
Acquisition of FHP	—	42,654	—	42,654
Balance, December 31, 2012	$1,518,258	$266,588	$806,642	$2,591,488

The Company completed its 2012 annual impairment test of goodwill in accordance with ASC Topic 350 and determined that there were no impairments.  The Company believes that the fair value of its reporting units are substantially in excess of their carrying values and not at risk of failing step one of the quantitative impairment test in the near term. In performing its impairment analysis the Company identified its reporting units in accordance with the provisions of ASC Topic 350 and ASC Topic 280, “Segment Reporting.”
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

Other Intangible Assets
The other intangible asset balances are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
As of December 31, 2012
Amortized other intangible assets
Customer Lists	$596,162	$406,272	$189,890	7-15 Years
HMO Licenses	12,600	8,907	3,693	20 Years
Provider Networks	63,300	24,191	39,109	15-20 Years
Trade Name	3,449	3,449	—	3-4 Years
Total amortized other intangible assets	$675,511	$442,819	$232,692
Unamortized other intangible assets
Trade Name	$85,900	$—	$85,900	—
Total unamortized other intangible assets	$85,900	$—	$85,900
Total other intangible assets	$761,411	$442,819	$318,592

As of December 31, 2011
Amortized other intangible assets
Customer Lists	$579,062	$344,111	$234,951	7-15 Years
HMO Licenses	12,600	8,312	4,288	20 Years
Provider Networks	63,200	20,895	42,305	15-20 Years
Trade Names	3,449	3,360	89	3-4 Years
Total amortized other intangible assets	$658,311	$376,678	$281,633
Unamortized other intangible assets
Trade Name	$85,900	$—	$85,900	—
Total unamortized other intangible assets	$85,900	$—	$85,900
Total other intangible assets	$744,211	$376,678	$367,533

The Company performed an impairment test of its unamortized other intangible asset (trade name) as of October 1, 2012, and determined that the asset was not impaired.
Other intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was $74.1 million, $64.4 million, and $64.1 million, respectively.  For the years ending December 31, 2013, 2014, 2015, 2016, and 2017, the Company’s estimated intangible amortization expense is $66.1 million, $65.6 million, $32.2 million, $16.6 million and $13.3 million, respectively. For the years ended December 31, 2012 and 2011, the weighted-average amortization period is approximately 10 years for other intangible assets.
Intangible Impairment
During the second quarter of 2012, the Company was notified of the non-renewal of the State of Kansas Medicaid contract, which the Company acquired in connection with the acquisition of FHP. As a result of the non-renewal of the Kansas Medicaid contract, there are no future cash flows expected related to the associated intangibles; therefore, the fair value of those intangibles was written down to zero. Accordingly, depreciation and amortization expense for the twelve months ended December 31, 2012 includes a $7.7 million impairment charge of the intangibles associated with the non-renewal of this contract. The impairment charge related only to the intangibles assigned to the Kansas business acquired in the FHP acquisition and did not affect the intangibles assigned to the ongoing Missouri business, also acquired in the FHP acquisition.

E. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following (in thousands):

	As of December 31,
	2012	2011
Land	$17,478	$17,478
Buildings and leasehold improvements	131,911	130,627
Developed software	266,210	228,343
Equipment	412,542	399,757
Sub-total	828,141	776,205
Less: accumulated depreciation	(561,323)	(520,720)
Property and equipment, net	$266,818	$255,485

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $78.7 million, $72.5 million and $76.6 million, respectively. Included in the depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $25.3 million, $21.6 million and $25.2 million, respectively, of amortization expense for developed software. Property and equipment, net, includes $97.7 million and $85.1 million of internally developed software, net of accumulated depreciation as of December 31, 2012 and 2011, respectively.
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
The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows at December 31, 2012 and 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2012
State and municipal bonds	$1,176,016	$78,272	$(499)	$1,253,789
U.S. Treasury securities	78,264	669	(2)	78,931
Government-sponsored enterprise securities (1)	72,394	1,139	(1)	73,532
Residential mortgage-backed securities (2)	302,012	10,703	(74)	312,641
Commercial mortgage-backed securities	21,416	193	(19)	21,590
Asset-backed securities (3)	23,421	211	(6)	23,626
Corporate debt and other securities	971,230	20,726	(346)	991,610
	$2,644,753	$111,913	$(947)	$2,755,719
Equity method investments (4)				24,605
				$2,780,324

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2011
State and municipal bonds	$970,746	$62,215	$(7)	$1,032,954
U.S. Treasury securities	88,934	2,410	(4)	91,340
Government-sponsored enterprise securities (1)	140,595	2,694	(11)	143,278
Residential mortgage-backed securities (2)	354,713	14,097	(12)	368,798
Commercial mortgage-backed securities	13,801	1,024	—	14,825
Asset-backed securities (3)	12,840	664	—	13,504
Corporate debt and other securities	1,051,874	23,804	(10,178)	1,065,500
	$2,633,503	$106,908	$(10,212)	$2,730,199
Equity method investments (4)				21,315
				$2,751,514

(1)	Includes FDIC-insured Temporary Liquidity Guarantee Program (“TLGP”) securities. As of December 31, 2012, the Company no longer held any TLGP securities.

(2)	Includes Agency pass-through securities, with the timely payment of principal and interest guaranteed.

(3)	Includes auto loans, credit card debt, and rate reduction bonds.

(4)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.
The Company acquired eight separate investments (tranches) in a limited liability company that invests in equipment leased to third parties, through its acquisition of First Health Group Corp. on January 28, 2005. The total investment as of December 31, 2012 was $23.7 million and is accounted for using the equity method. The Company’s proportionate share of the limited liability company’s income is included in other income in the Company’s statements of operations and comprehensive income. The Company has between a 20% and 25% interest in the limited liability company’s share of each individual tranche of the limited liability company (approximately 10% of the total limited liability company).
The amortized cost and estimated fair value of available for sale debt securities by contractual maturity were as follows at December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012		As of December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturities:
Within 1 year	$362,116	$363,559	$315,362	$317,067
1 to 5 years	798,143	822,448	984,503	1,006,221
5 to 10 years	652,941	693,504	536,577	574,207
Over 10 years	831,553	876,208	797,061	832,704
Total	$2,644,753	$2,755,719	$2,633,503	$2,730,199

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.
Gross investment gains of $41.5 million and gross investment losses of $1.1 million were realized on sales of investments for the year ended December 31, 2012.  This compares to gross investment gains of $17.4 million and gross investment losses of $0.4 million realized on sales of investments for the year ended December 31, 2011, and gross investment gains of $15.5 million and gross investment losses of $4.5 million realized on sales for the year ended December 31, 2010.  The Company’s realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive income.

The following table shows the Company’s investments’ gross unrealized losses and fair value at December 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

At December 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$61,342	$(499)	$—	$—	$61,342	$(499)
U.S. Treasury securities	2,458	(1)	1,065	(1)	3,523	(2)
Government sponsored enterprises	15,714	(1)	—	—	15,714	(1)
Residential mortgage-backed securities	23,861	(73)	59	(1)	23,920	(74)
Commercial mortgage-backed securities	7,701	(19)	—	—	7,701	(19)
Asset-backed securities	14,492	(6)	—	—	14,492	(6)
Corporate debt and other securities	79,381	(345)	614	(1)	79,995	(346)
Total	$204,949	$(944)	$1,738	$(3)	$206,687	$(947)

At December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$9,436	$(7)	$—	$—	$9,436	$(7)
U.S. Treasury securities	4,932	(4)	—	—	4,932	(4)
Government sponsored enterprises	12,495	(11)	—	—	12,495	(11)
Residential mortgage-backed securities	5,127	(11)	43	(1)	5,170	(12)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Corporate debt and other securities	350,294	(10,178)	—	—	350,294	(10,178)
Total	$382,284	$(10,211)	$43	$(1)	$382,327	$(10,212)

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
The Company no longer has Level 3 securities. During the quarter ended March 31, 2011, the Company transferred all Level 3 securities to Level 2.  Prior to March 31, 2011, the Company’s Level 3 securities primarily consisted of corporate financial holdings, mortgage-backed securities and asset-backed securities that were thinly traded due to market volatility and lack of liquidity.  The Company determined the estimated fair value for its Level 3 securities using unobservable inputs that could not be corroborated by observable market data; including, but not limited to, broker quotes, default rates, benchmark yields, credit spreads and prepayment speeds. The transfer from Level 3 to Level 2 resulted from increased trading activity of these securities and, therefore, a transition from unobservable inputs to inputs corroborated by observable market data or transactions.
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
The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,399,162	$1,218,046	$181,116	$—
State and municipal bonds	1,253,789	—	1,253,789	—
U.S. Treasury securities	78,931	78,931	—	—
Government-sponsored enterprise securities	73,532	—	73,532	—
Residential mortgage-backed securities	312,641	—	312,641	—
Commercial mortgage-backed securities	21,590	—	21,590	—
Asset-backed securities	23,626	—	23,626	—
Corporate debt and other securities	991,610	—	991,610	—
Total	$4,154,881	$1,296,977	$2,857,904	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,579,003	$1,449,883	$129,120	$—
State and municipal bonds	1,032,954	—	1,032,954	—
U.S. Treasury securities	91,340	91,340	—	—
Government-sponsored enterprise securities	143,278	—	143,278	—
Residential mortgage-backed securities	368,798	—	368,798	—
Commercial mortgage-backed securities	14,825	—	14,825	—
Asset-backed securities	13,504	—	13,504	—
Corporate debt and other securities	1,065,500	11,598	1,053,902	—
Total	$4,309,202	$1,552,821	$2,756,381	$—
Transfers between levels, if any, are recorded as of the end of the reporting period. During the years ended December 31, 2012 and December 31, 2011, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2012, there were no transfers to (from) Level 3 and, accordingly, a table summarizing changes in fair value of the Company’s financial assets for that period is not presented. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets for the year ended December 31, 2011 (in thousands):

Year Ended December 31, 2011	Total Level 3	Mortgage-backed securities	Asset-backed securities	Corporate and other
Beginning Balance, January 1, 2011	$1,077	$220	$127	$730
Transfers to (from) Level 3 (1)	(856)	(258)	(119)	(479)
Total gains or losses (realized / unrealized)
Included in earnings	107	16	7	84
Included in other comprehensive income	(55)	38	(8)	(85)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(273)	(16)	(7)	(250)
Settlements	—	—	—	—
Ending Balance, December 31, 2011	$—	$—	$—	$—

(1)
The Company no longer relied upon broker quotes or other models involving unobservable inputs to value these securities, as there were sufficient observable inputs (e.g., trading activity) to validate the reported fair value.  As a result, the Company transferred all securities from Level 3 to Level 2 during the year ended December 31, 2011.

Financial Liabilities
The Company’s fair value of publicly-traded debt (senior notes) is based on Level 2 inputs, including quoted market prices for the same or a similar debt or, if no quoted market prices are available, on the current market observable rates estimated to be available to the Company for debt of similar terms and remaining maturities.  The carrying value of the senior notes (including the long-term and current portions) was $1.59 billion at December 31, 2012 and $1.82 billion at December 31, 2011.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.81 billion at December 31, 2012 and $1.99 billion at December 31, 2011.
The carrying value of the revolving credit facility approximates the fair value due to the short maturity dates of the draws.  The Company had no outstanding borrowings under its current credit facility at December 31, 2012 or 2011.

H. DEBT
The Company’s outstanding debt was as follows at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
5.875% Senior notes due 1/15/12	$—	$233,903
6.300% Senior notes due 8/15/14, net of unamortized discount of $379 at December 31, 2012	374,718	374,490
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $596 at December 31, 2012	382,639	382,497
5.450% Senior notes due 6/7/21, net of unamortized discount of $1,012 at December 31, 2012	598,988	598,868
Total debt, including current portion	1,585,190	1,818,603
Less current portion of total debt	—	233,903
Total long-term debt	$1,585,190	$1,584,700

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
During 2011, the Company entered into a new Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1.0 billion.  Advances under the Credit Facility bear interest at (1) a rate per annum equal to the Administrative Agent’s base rate (the “Base Rate”) or (2) the one-, two-, three-, six-, nine-, or twelve-month rate per annum for Eurodollar deposits (the “Eurodollar Rate”) plus an applicable margin, as selected by the Company.  The applicable margin for Eurodollar Rate advances depends on the Company’s debt ratings and varies from 1.05% to 1.850%.  The Company pays commitment fees on the Credit Facility ranging from 0.200% to 0.400%, per annum, regardless of usage and dependent on the Company’s debt ratings.  The obligations under the Credit Facility are general unsecured obligations of the Company.  As of December 31, 2012, there were no amounts outstanding under the Credit Facility.
The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of December 31, 2012, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.
As of December 31, 2012, the aggregate maturities of debt based on their contractual terms, gross of unamortized discount, were as follows (in thousands):

Year	Amount
2013	$—
2014	375,097
2015	228,845
2016	—
2017	383,235
Thereafter	600,000
Total	$1,587,177

I. EMPLOYEE BENEFIT PLANS
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
Under the Savings Plan, participants may defer up to 75% of their eligible compensation, limited by the maximum compensation deferral amount permitted by applicable law. The Company makes matching contributions in the Company’s common stock equal to 100% of the participant’s contribution on the first 3% of the participant’s eligible compensation and equal to 50% of the participant’s contribution on the second 3% of the participant’s eligible compensation. Beginning August 3, 2012, the Company’s matching contributions are invested in the participant’s account in the same investments as their before-tax contributions rather than the Company’s common stock fund. Participants vest immediately in all safe harbor matching contributions.  The Savings Plan permits all participants, regardless of service, to sell the employer match portion of the Coventry common stock in their accounts during certain times of the year and transfer the proceeds to other Coventry 401(k) funds of their choosing.  All costs of the Savings Plan are funded by the Company and participants as they are incurred.
As a result of corporate acquisitions and transactions, the Company has acquired entities that have sponsored other qualified plans.  All qualified plans sponsored by the acquired subsidiaries of the Company have either terminated or merged with and into the Savings Plan.  The cost of the Savings Plan, including the acquired plans, for 2012, 2011 and 2010 was approximately $31.2 million, $29.7 million and $27.4 million, respectively.
401(k) Restoration and Deferred Compensation Plan
The Company is the sponsor of a 401(k) Restoration and Deferred Compensation Plan (“RESTORE”). Under RESTORE, participants may defer up to 75% of their base salary and up to 100% of any bonus awarded.  The Company makes matching contributions equal to 100% of the participant’s contribution on the first 3% of the participant’s compensation and 50% of the participant’s contribution on the second 3% of the participant’s compensation. Participants vest in the Company’s matching contributions ratably over two years for the first two years of service and vest immediately for all subsequent years of service. All costs of RESTORE are funded by the Company as they are incurred.
The cost, principally employer matching contributions, of RESTORE charged to operations for 2012, 2011 and 2010 was $2.2 million, $1.4 million and $0.4 million, respectively.

J. STOCK-BASED COMPENSATION
The Company has one stock incentive plan, the Amended and Restated 2004 Incentive Plan (the “Incentive Plan”) under which shares of the Company’s common stock are authorized for issuance to key employees, consultants and directors in the form of stock options, restricted stock and other stock-based awards. The Incentive Plan includes a provision for accelerated vesting of equity awards in the event of a change of control of the Company. Shares available for issuance under the Incentive Plan were 4.5 million as of December 31, 2012.
Stock Options
Under the Incentive Plan, the terms and conditions of option grants are established on an individual basis with the exercise price of the options being equal to but not less than the fair value of the underlying stock at the date of grant. Options generally become exercisable in 33% increments per year and expire ten years from the date of grant.
The Company continues to use the Black-Scholes-Merton option pricing model and amortizes compensation expense over the requisite service period of the grant. The methodology used in 2012 to derive the assumptions used in the valuation model is consistent with that used in prior years. Beginning in March 2012, the Company declared its first quarterly cash dividend and, as a result, the expected dividend yield has changed. See Note K, Stockholders’ Equity, for more information regarding dividends. The expected dividend yields are based on the per share dividend declared by the Company’s Board of Directors.

The following average values and weighted-average assumptions were used for option grants.

	2012	2011	2010
Black-Scholes-Merton Value	$7.52	$11.08	$7.45
Dividend yield	1.6%	0.0%	0.0%
Risk-free interest rate	0.5%	0.9%	1.4%
Expected volatility	37.3%	41.9%	47.4%
Expected life (in years)	3.6	3.5	3.5

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
The Company recorded compensation expense related to stock options of approximately $12.5 million, $15.6 million and $21.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively.  Cash received from stock option exercises was $87.7 million, $44.6 million and $15.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
The total intrinsic value of options exercised was $46.3 million, $20.9 million, and $11.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The tax benefit realized from stock option exercises was $18.1 million, $7.7 million and $4.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $16.6 million of total unrecognized compensation cost (net of expected forfeitures) related to nonvested stock option grants which is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes stock option activity for the year ended December 31, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life
Outstanding at January 1, 2012	10,744	$36.20
Granted	1,650	$30.21
Exercised	(3,612)	$24.27
Cancelled and expired	(1,907)	$42.14
Outstanding at December 31, 2012	6,875	$39.37	$58,051	6.13
Exercisable at December 31, 2012	4,074	$45.58	$17,458	4.29

Restricted Stock Awards
Under the Incentive Plan, restricted stock awards generally vest in 25% increments per year.  The fair value of restricted stock awards is based on the market price of the Company’s common stock on the date of grant and is amortized over various vesting periods through 2016.  Restricted stock awards may also include a performance measure that must be met for the restricted stock award to vest.
The Company recorded compensation expense related to restricted stock grants, including restricted stock granted in prior periods, of approximately $17.1 million, $24.9 million and $19.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total unrecognized compensation cost (net of expected forfeitures) related to the restricted stock was $15.3 million at December 31, 2012, and is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average fair value of restricted stock granted was $32.45, $34.51 and $21.45 per share for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $28.3 million, $25.6 million and $14.4 million, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested, January 1, 2012	2,108	$26.62
Granted	109	$32.45
Vested	(826)	$26.10
Forfeited	(218)	$27.53
Nonvested, December 31, 2012	1,173	$27.37

Performance Share Units
Performance share units (“PSUs”) represent hypothetical shares of the Company’s common stock. The PSUs vest (if at all) based upon the achievement of certain performance goals and other criteria at various periods through 2015. The Company granted PSUs during the year ended December 31, 2012 but did not record compensation expense related to the PSUs as the performance goals for the two-year cumulative period have not been finalized for the 2013 targets, and therefore the measurement criteria has not been established for accounting purposes. The PSU performance goals are anticipated to be finalized in the first quarter of 2013. All PSUs that vest will be paid out in cash or stock based upon the price of the Company’s common stock. The PSUs will be classified as a liability by the Company.
The following table summarizes PSU activity for the year ended December 31, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	627
Vested	—
Forfeited	—
Nonvested, December 31, 2012	627

Restricted Share Units
Beginning in 2012, the Company issued Restricted Share Units (“RSUs”) which represent hypothetical shares of the Company’s common stock. The holders of RSUs have no rights as stockholders with respect to the shares of the Company’s common stock to which the awards relate. Some of the RSUs require the achievement of certain performance goals and other criteria in order to vest. The RSUs vest (if at all) at various periods through 2016 and all RSUs that vest will be paid out in cash based upon the price of the Company’s stock. The Company recorded compensation expense of $7.2 million related to the RSUs for the year ended December 31, 2012. The RSUs are classified as a liability by the Company. The related liability was $7.2 million and accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2012.
The following table summarizes RSU activity for the year ended December 31, 2012:

Units
(in thousands)
Nonvested, January 1, 2012	—
Granted	614
Vested	—
Forfeited	(10)
Nonvested, December 31, 2012	604

K. STOCKHOLDERS’ EQUITY
Share Repurchases
The Company’s Board of Directors has approved a program to repurchase its outstanding common shares.  Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. The Company’s Board of Directors approved increases in November 2011 and March 2011 to the share repurchase program in amounts equal to 10% and 5% of the Company’s then outstanding common stock, thus increasing the Company’s repurchase authorization by 14.4 million and 7.5 million shares, respectively. Under the share repurchase program, the Company purchased 9.9 million shares and 10.7 million shares of its common stock, at an aggregate cost of $328.0 million and $327.7 million during 2012 and 2011, respectively.  During 2010, the Company made no repurchases of its common stock. As of December 31, 2012, the total remaining common shares the Company is authorized to repurchase under this program is 6.5 million. Excluded from these amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of the program. The terms of the Merger Agreement prohibit share repurchases without Aetna’s consent, other than share repurchases made in connection with the exercise of stock options and the vesting of restricted stock or other equity awards.
Dividends
During the year ended December 31, 2012, the Board of Directors declared and the Company paid the following cash dividends:

Date Declared	Dividend Amount per Share	Record Date	Date Paid	Total Dividends (in millions)
March 12, 2012	$0.125	March 23, 2012	April 9, 2012	$17.7
May 29, 2012	$0.125	June 21, 2012	July 9, 2012	$17.1
August 27, 2012	$0.125	September 21, 2012	October 8, 2012	$16.8
November 20, 2012	$0.125	December 21, 2012	January 7, 2013	$16.8
				$68.4
The cash dividend for the quarter ended December 31, 2012 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at December 31, 2012, and subsequently paid on January 7, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board of Directors and may be adjusted as business needs or market conditions change. Additionally, the terms of the Merger Agreement restrict payment of future cash dividends other than the Company’s quarterly dividend consistent with past practice not to exceed $0.125 per share.

L. EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Coventry grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. The application of the two-class method resulted in an immaterial decrease of $0.05 and $0.03 to previously reported basic and diluted EPS, respectively, for the year ended December 31, 2011 and $0.04 and $0.03 to previously reported basic and diluted EPS, respectively, for the year ended December 31, 2010.

Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 5.6 million, 6.5 million and 10.0 million common shares for the year ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were antidilutive.

The table below provides the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share (in thousands, except for per share data).

	Year Ended December 31,
	2012	2011	2010

Basic earnings per common share
Net earnings	$487,063	$543,105	$438,616
Less: Distributed and undistributed earnings allocated to participating securities	(5,571)	(8,038)	(6,592)
Net earnings allocable to common shares	$481,492	$535,067	$432,024

Basic weighted average common shares outstanding	136,042	144,775	146,169
Basic earnings per common share	$3.54	$3.70	$2.96

Diluted earnings per common share
Net earnings	$487,063	$543,105	$438,616
Less: Distributed and undistributed earnings allocated to participating securities	(5,545)	(7,979)	(6,564)
Net earnings allocable to common shares	$481,518	$535,126	$432,052

Basic weighted average common shares outstanding	136,042	144,775	146,169
Effect of dilutive options	736	1,098	651
Diluted weighted average common shares outstanding	136,778	145,873	146,820
Diluted earnings per common share	$3.52	$3.67	$2.94

M. OTHER INCOME, NET
The following table presents the components of Other income, net for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Years Ended December 31,
	2012	2011	2010

Interest income	$71.1	$69.4	$70.8
Gains on sales of investments	$40.4	$17.0	$11.0
Other income	$12.8	$2.6	$(4.1)
Other income, net	$124.3	$89.0	$77.7

N. INCOME TAXES
The provision (benefit) for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current provision:
Federal	$200,766	$199,986	$350,451
State	18,279	21,105	28,216
Deferred provision/(benefit):
Federal	62,643	86,483	(117,600)
State	15,784	7,422	(13,149)
Income tax expense	$297,472	$314,996	$247,918

The Company’s effective tax rate differs from the federal statutory rate of 35% as a result of the following:

	Years ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.00%	35.00%	35.00%
Effect of:
State income taxes, net of federal benefit	3.08%	2.64%	1.56%
Tax exempt investment income	(1.35)%	(0.97)%	(1.34)%
Remuneration disallowed	1.35%	0.51%	0.55%
Other	(0.16)%	(0.47)%	0.34%
Effective tax rate	37.92%	36.71%	36.11%

The effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$37,203	$50,913
Deferred compensation	42,990	82,747
Deferred revenue	9,750	8,540
Medical liabilities	61,631	55,442
Accounts receivable	1,039	1,499
Other accrued liabilities	44,160	96,429
Unrealized capital losses	153	1,415
Other assets	12,361	14,435
Gross deferred tax assets	209,287	311,420
Less valuation allowance	(2,335)	(4,168)
Deferred tax asset	$206,952	$307,252
Deferred tax liabilities:
Unrealized gain on securities	$(41,746)	$(36,226)
Other liabilities	(4,798)	(11,119)
Depreciation	(10,127)	(12,119)
Intangibles	(169,243)	(179,802)
Internally developed software	(30,553)	(28,744)
Tax liability of limited partnership investment	(5,332)	(11,719)
Gross deferred tax liabilities	(261,799)	(279,729)
Net deferred tax (liability) asset (1)	$(54,847)	$27,523

(1)
Includes $132.5 million and $181.8 million classified as other current assets at December 31, 2012 and 2011, respectively, and $187.3 million and $154.2 million classified as other long-term liabilities at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had approximately $93.5 million of federal and $224.7 million of state tax net operating loss carryforwards.  The Federal net operating losses were primarily acquired through various acquisitions and are subject to limitation under Internal Revenue Code Section 382.  The net operating loss carryforwards can be used to reduce future taxable income and expire over varying periods through the year 2032.  A valuation allowance of approximately $2.3 million and $4.2 million has been recorded as of December 31, 2012 and 2011, respectively, for certain net operating loss deferred tax assets as the Company believes it is not more-likely-than-not that these deferred tax assets will be realized before expiration of the net operating losses.
A reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Gross unrecognized tax benefits - beginning balance	$85,432	$136,255	$129,084
Gross increases to tax positions taken in the current period	53,308	46,949	100,426
Gross increases to tax positions taken in prior periods	3,568	2,985	7,128
Gross decreases to tax positions taken in prior periods	(49,413)	(92,390)	(94,712)
Decrease due to settlements with tax authorities	(1,722)	—	—
Decreases due to a lapse of statute of limitations	(3,674)	(8,367)	(5,671)
Gross unrecognized tax benefits - ending balance	$87,499	$85,432	$136,255

The total amount of unrecognized tax benefits, as of December 31, 2012 and 2011 that, if recognized, would affect the effective tax rate was $34.4 million and $38.2 million, respectively.  Further the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2012 and 2011, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of financial position was $9.3 million and $10.4 million, respectively.
For the years ended December 31, 2012, 2011 and 2010, the total amount of income tax-related accrued interest and penalties, net of related tax benefit, recognized in the statement of operations was $2.8 million, $3.3 million and $4.0 million, respectively.
The Company is regularly audited by federal, state and local tax authorities, and from time to time these audits result in proposed assessments.  Tax years 2009-2011 remain open to examination by these tax jurisdictions. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the year ended December 31, 2012, the Company settled certain income tax examinations with various state and local tax authorities. Tax assessed as a result of these examinations was not material.

O. COMMITMENTS AND CONTINGENCIES
As of December 31, 2012, the Company is contractually obligated to make the following minimum lease payments, including arrangements that may be noncancelable and may include escalation clauses, within the next five years and thereafter (in thousands):

	Lease Payments	Sublease Income	Net Lease Payments
2013	$31,963	$(777)	$31,186
2014	24,832	(426)	24,406
2015	20,067	(439)	19,628
2016	17,976	(452)	17,524
2017	15,324	(76)	15,248
Thereafter	42,028	—	42,028
Total	$152,190	$(2,170)	$150,020

The Company operates in leased facilities with original lease terms of up to thirteen years with options for renewal. Total rent expense was $33.9 million, $33.3 million and $32.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Legal Proceedings
In the normal course of business, the Company has been named as a defendant in various legal actions such as actions seeking payments for claims denied by the Company, medical malpractice actions, employment related claims and other various claims seeking monetary damages. The claims are in various stages of proceedings and some may ultimately be brought to trial. Incidents occurring through December 31, 2012 may result in the assertion of additional claims. The Company maintains general liability, professional liability and employment practices liability insurances in amounts that it believes are appropriate, with varying deductibles for which it maintains reserves. The professional errors and omissions liability and employment practices liability insurances are carried through its captive subsidiary. Although the results of pending litigation are always uncertain, the Company does not believe the results of such actions currently threatened or pending, including those described below, will individually or in the aggregate have a material adverse effect on its consolidated financial position or results of operations and comprehensive income.
On February 25, 2008, the Company received a subpoena from the U.S. Attorney for the District of Maryland, Northern Division, requesting information regarding the operational process for confirming Medicare eligibility for its Workers’ Compensation Medicare set-aside product. Under federal law, insurance companies, when settling a workers’ compensation claim, are required to determine if the injured person is a Medicare beneficiary and if so, must set aside an appropriate amount of the settlement funds to insure that Medicare does not pay for any future medical costs of the injured person. During 2005 and 2006, certain employees working in the Medicare set-aside department accessed, without authorization, the Medicare beneficiary database to determine Medicare eligibility. In November of 2012, the Company entered into a civil monetary settlement agreement with the U.S. Attorney’s Office and paid a $3 million fine to settle and resolve this matter.

On September 3, 2009, a shareholder filed a putative securities class action against the Company and three of its current and former officers in the U.S. District Court for the District of Maryland. Subsequent to the filing of the complaint, three other shareholders and/or investor groups filed motions with the court for appointment as lead plaintiff and approval of selection of lead and liaison counsel. By agreement, the four shareholders submitted a stipulation to the court regarding appointment of lead plaintiff and approval of selection of lead and liaison counsel. In December 2009, the court approved the stipulation and ordered the lead plaintiff to file a consolidated and amended complaint. The purported class period was February 9, 2007 to October 22, 2008. The consolidated and amended complaint alleges that the Company’s public statements contained false, misleading and incomplete information regarding the Company’s profitability, particularly with respect to the profit margins for its Medicare Advantage Private-Fee-For-Service products.  The Company filed a motion to dismiss the complaint. By Order, dated March 31, 2011, the court granted in part, and denied in part, the Company’s motion to dismiss the complaint.  The Company filed a motion for reconsideration with respect to that part of the court’s March 31, 2011 Order which denied the Company’s motion to dismiss the complaint. The motion for reconsideration was denied but the court did rule that the class period was further restricted to April 25, 2008 to June 18, 2008.  As a result of a court ordered mediation, the Company has entered into a settlement agreement with counsel for the plaintiffs and the class. The parties will be submitting a formal written settlement agreement to the court for preliminary approval. These lawsuits are a covered claim under the Company’s Directors and Officers Liability Policy (“D&O Policy”), and therefore, after exhaustion of the Company’s self-insured retention of $2.5 million, the settlement amount will be fully funded and paid under the D&O Policy. The Company has accrued an immaterial settlement amount in “accounts payable and other accrued liabilities” and an associated recovery amount from the D&O Policy in “other receivables, net” in the accompanying balance sheet.
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
On August 23, 2012, a putative stockholder class action lawsuit captioned Coyne v. Wise et al., C.A. No. 367380, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On August 27, 2012, a second putative stockholder class action lawsuit captioned O’Brien v. Coventry Health Care, Inc. et al., C.A. 367577, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 5, 2012, a third putative stockholder class action lawsuit captioned Preze v. Coventry Health Care, Inc. et al., C.A. 367942, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. These three (3) actions have been consolidated. The complaints allege, among other things, that the individual defendants breached their fiduciary duties owed to Coventry’s public stockholders in connection with the Merger because the merger consideration and certain other terms in the Merger Agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints allege that the proposed Merger improperly favors Aetna and that certain provisions of the Merger Agreement unduly restrict Coventry’s ability to negotiate with other potential bidders. Among other remedies, the complaints seek injunctive relief prohibiting the defendants from completing the proposed Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees. In November 2012, the court, in response to a motion filed by the Company, entered an order which stayed all three (3) actions for 90 days. On February 13, 2013, the plaintiffs in each of the 3 lawsuits filed a Notice of Voluntary Dismissal of their lawsuits based on the settlement of the shareholder suits filed in Delaware. The Company believes these lawsuits are without merit and will vigorously contest and defend against the allegations in these complaints.

On August 31, 2012, a putative stockholder class action lawsuit captioned Brennan v. Coventry Health Care, Inc. et al., C.A. No. 7826-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 14, 2012, a second putative stockholder class action lawsuit captioned Nashelsky v. Coventry Health Care, Inc. et al., C.A. No. 7868-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 27, 2012, and September 28, 2012, putative stockholder class action lawsuits captioned Employees’ Retirement System of the Government of the Virgin Islands v. Coventry Health Care, Inc. et al., C.A. No. 7905-CS and Farina v. Coventry Health Care, Inc. et al., C.A. No. 7909-CS, were filed in the Court of Chancery of the State of Delaware against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On October 1, 2012, an amended complaint was filed in the Brennan v. Coventry Health Care, Inc. action. The complaints generally allege that, among other things, the individual defendants breached their fiduciary duties owed to the public stockholders of Coventry in connection with the Merger because the merger consideration and certain other terms in the merger agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints generally allege that certain provisions of the Merger Agreement unduly restrict Coventry’s ability to negotiate with other potential bidders and that the Merger Agreement lacks adequate safeguards on behalf of Coventry’s stockholders against the decline in the value of the stock component of the merger consideration. The complaints in the Employees’ Retirement System of the Government of the Virgin Islands, and Farina actions and the amended complaint in the Brennan action also generally allege that Aetna’s Registration Statement on Form S-4 filed on September 21, 2012, contained various deficiencies. Among other remedies, the complaints generally seek injunctive relief prohibiting the defendants from completing the proposed Merger, rescissionary and other types of damages and costs and attorneys’ fees.
On October 4, 2012, the Court of Chancery of the State of Delaware entered an order consolidating the four Delaware actions under the caption In re Coventry Health Care, Inc. Shareholder Litigation, Consolidated C.A. No. 7905-CS, appointing the Employees’ Retirement System of the Government of the Virgin Islands, the General Retirement System of the City of Detroit, and the Police and Fire Retirement System of the City of Detroit as Co-Lead Plaintiffs. On October 5, 2012, plaintiffs in the consolidated Delaware action filed a motion for expedited proceedings, and on October 10, 2012, plaintiffs in the consolidated Delaware action filed a motion to preliminarily enjoin the defendants from taking any action to consummate the Merger. The parties have since reached agreement on the schedule for those proceedings, which was entered by order of the Court on October 12, 2012. Pursuant to that scheduling order, a hearing on plaintiffs’ preliminary injunction motion was scheduled for November 20, 2012. On November 12, 2012, the Company and all named defendants entered into a Memorandum of Understanding (“MOU”) with the plaintiffs and their respective counsel which set forth an agreement in principle providing for the settlement of the In re Coventry Health Care, Inc. Shareholder Litigation. In consideration for the full settlement and dismissal with prejudice of the Shareholder Litigation and releases, the defendants agreed to (1) include additional disclosures in the definitive prospectus/proxy statement; (2) amend the Merger Agreement to reduce the Termination Fee payable by the Company upon termination of the Merger Agreement from $167,500,000 to $100,000,000; (3) amend the Merger Agreement to reduce the period during which the Company is required to discuss and negotiate with Aetna before making an Adverse Recommendation Change relating to a Superior Proposal from five calendar days to two calendar days; and (4) pay any attorneys’ fees and expenses awarded by the court. The MOU requires the parties to negotiate and execute a Stipulation of Settlement for submission to the court to obtain final court approval of the settlement and dismissal of the Shareholder Litigation.

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
Capitation Arrangements
The Company has capitation arrangements for certain ancillary health care services, such as laboratory services and, in some cases, physician and radiology services. A small percentage of the Company’s membership is covered by global capitation arrangements. Under the typical arrangement, the provider receives a fixed percentage of premiums to cover costs of all medical care or of the specified ancillary services provided to the capitated members. Under some capitated and professional capitation arrangements, physicians may also receive additional compensation from risk sharing and other incentive arrangements. Capitation arrangements limit the Company’s exposure to the risk of increasing medical costs, but expose the Company to risk as to the adequacy of the financial and medical care resources of the provider organization. The Company is ultimately responsible for the coverage of its members pursuant to the customer agreements. To the extent that a provider organization faces financial difficulties or otherwise is unable to perform its obligations under the capitation arrangements, the Company may be required to perform such obligations. Consequently, the Company may have to incur costs in excess of the amounts it would otherwise have to pay under the original global or ancillary capitation through contracted network arrangements. Medical costs associated with capitation arrangements made up approximately 9.0%, 8.2% and 6.4% of the Company’s total medical costs for the years ended December 31, 2012, 2011 and 2010, respectively.

P. CONCENTRATIONS OF CREDIT RISK
The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments in fixed income securities and accounts receivable. The Company invests its excess cash in state and municipal bonds, U.S. Treasury and agency securities, mortgage-backed securities, asset-backed securities, corporate debt and other securities. Investments in marketable securities are managed within guidelines established by the Board of Directors, which only allow for the purchase of investment-grade fixed income securities and limits exposure to any one issuer. The Company’s financial instruments are reported at fair value. There is some credit risk associated with these instruments.
The Company is a provider of health insurance coverage to the State of Illinois employees and their dependents. As of December 31, 2012, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $32.2 million which represents seven months of health insurance premiums.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore the Company has not reserved against the outstanding balance.  The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies.  For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.
Concentration of credit risk with respect to receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2012. The Company has a risk of incurring losses if such allowances are not adequate.
The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage the pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  As of December 31, 2012, the Company had pharmacy rebate receivables of $305.4 million due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

Q. STATUTORY INFORMATION
The Company’s regulated health maintenance organizations (“HMO”) and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends the parent may receive from its regulated entities. During 2012, the Company received $214.7 million in dividends from its regulated subsidiaries and paid $144.0 million in capital contributions to these subsidiaries.
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

Regulators will use the RBC results to determine if any regulatory actions are required. Regulatory actions that could take place, if any, range from requiring the subsidiary to file a financial action plan explaining how the plan will increase its statutory net worth to the approved levels, to the health plan being placed under regulatory control.
The majority of states in which the Company operates health plans have adopted a RBC policy that recommends the health plans maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC. Statutory-based capital and surplus of the Company’s regulated subsidiaries was approximately $2.3 billion and $1.9 billion at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, all of the Company’s regulated subsidiaries exceeded the minimum RBC, capital and solvency requirements of the applicable state regulators. The increase in capital and surplus for the Company’s regulated subsidiaries primarily resulted from net earnings and, to a lesser extent, capital contributions made by the parent company, partially offset by dividends paid to the parent company.
Some states in which the Company’s regulated subsidiaries operate require deposits to be maintained with the respective states’ departments of insurance. Statutory deposits held by the Company’s regulated subsidiaries was $71.1 million and $74.0 million at December 31, 2012 and 2011, respectively.
The Company believes that all subsidiaries which incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both Company policy and applicable department of insurance regulations.
Excluding funds held by entities subject to regulation and excluding the equity method investments, the Company had cash and investments of approximately $1.2 billion and $1.4 billion at December 31, 2012 and 2011, respectively. The decrease primarily resulted from share repurchases, repayment of the Company 5.875% Senior Notes in January 2012 at maturity, capital contributions made by the parent to regulated subsidiaries, cash paid for the FHP acquisition and cash dividend payments. This decrease was partially offset by dividends received from the Company’s regulated subsidiaries and earnings generated by the Company’s non-regulated entities.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) for the years ended December 31, 2012 and 2011.  Due to rounding of quarterly results, total amounts for each year may differ immaterially from the annual results.

	Quarters Ended
	March 31, 2012 (1)	June 30, 2012	September 30, 2012	December 31, 2012
Operating revenues	$3,691,967	$3,517,796	$3,457,783	$3,445,817
Operating earnings	276,476	145,203	159,478	178,534
Earnings before income taxes	275,353	151,018	167,078	191,086
Net earnings	170,719	91,743	105,259	119,341
Basic earnings per common share	1.21	0.65	0.79	0.89
Diluted earnings per common share	1.20	0.65	0.78	0.88

	Quarters Ended
	March 31, 2011	June 30, 2011 (2)	September 30, 2011	December 31, 2011
Operating revenues	$3,048,938	$3,033,046	$2,975,543	$3,129,156
Operating earnings	171,473	355,101	192,613	148,943
Earnings before income taxes	170,904	356,341	187,299	143,557
Net earnings	110,233	224,495	122,681	85,696
Basic earnings per common share	0.74	1.51	0.84	0.60
Diluted earnings per common share	0.73	1.50	0.83	0.60

(1)
During the quarter ended March 31, 2012, CMS announced which contract years are subject to the CMS RADV audits and other core areas of the audit methodology. As a result of these changes, the Company recorded a non-recurring pre-tax adjustment to earnings of $133.0 million during the first quarter of 2012. See Note A, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements for additional information.

(2)
On May 27, 2011, the court entered an order of final approval of a settlement and, accordingly, the Company recorded a non-recurring pre-tax adjustment that increased earnings of $159.3 million in the second quarter of 2011.

S. RELATED PARTY TRANSACTION
Mr. Daniel N. Mendelson, a director of the Company, is the Chief Executive Officer and majority owner of Avalere Health Inc. Avalere Health LLC, a wholly owned subsidiary of Avalere Health Inc., is a healthcare policy and strategic advisory firm that provides syndicated research and market information products for clients in the healthcare industry, government and the not-for-profit sector. During 2012, 2011 and 2010, the Company paid $0.2 million each year to Avalere Health LLC for these services. Consistent with the Company’s Related Person Transactions Policy, disinterested members of the Board considered the transaction and determined that the services provided would be beneficial to the Company and the amounts to be paid were immaterial to both Avalere Health, Inc. and the Company and that the terms of the contract with Avalere Health, Inc. are fair and competitive with market rates for such services.
During 2012, Mr. Joseph R. Swedish was a director of the Company and the President and Chief Executive Officer of Trinity Health, a not-for-profit, integrated health care delivery system which operates hospitals and other health care facilities in ten states. Trinity Health has entered into market based provider contracts with subsidiaries of the Company in these ten states. During 2012, 2011 and 2010, the Company paid approximately $17.5 million, $14.4 million and $18.9 million respectively to Trinity Health for health care services provided to its members. Consistent with the Company’s Related Person Transactions Policy, disinterested members of the Board’s Nominating/Corporate Governance Committee as well as disinterested members of the entire Board determined that the level of reimbursement paid to Trinity Health for services provided to its members were market based and that the total amount paid was immaterial to both Trinity Health and the Company. Since Trinity Health is a not-for-profit organization, Mr. Swedish derives no additional income as a result of the transaction between Trinity Health and the Company.

T. SUBSEQUENT EVENTS
On February 11, 2013, in its Current Report on Form 8-K, the Company announced that it and the Commonwealth of Kentucky (the “Commonwealth”) agreed to an amendment to the Company's Kentucky Medicaid contract that addresses the impact on Coventry of program changes subsequent to the effective date of the contract, specifically the smoking cessation program and outpatient reimbursements and concerns Coventry had raised over risk adjustment implementation. The amendment, among other things, increased existing rates for each of the contract years remaining under the initial term of the contract by 7%, effective January 1, 2013. In addition, the Commonwealth agreed to accelerate the effective date for the scheduled rate increase for the last year of the contract's initial term from October 1, 2013 to July 1, 2013. Subject to certain conditions, the Commonwealth also agreed to offer the Company the opportunity for contract renewal at rates no less than those in place at the end of the existing term. The parties also agreed to certain operational changes for improved member services and provider relations.

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
Coventry’s management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls – Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation.  Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2012, and their opinion is included in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisitions may occur and will be evaluated by management as such integration activities are implemented.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Coventry Health Care, Inc.
We have audited Coventry Health Care, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coventry Health Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Coventry Health Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coventry Health Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statement of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Coventry Health Care, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2013

Item 9B: Other Information
None.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
The information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 14, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of Our Company.”
Item 11: Executive Compensation
The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 14, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Voting Stock Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 14, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2012, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-Average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,999,950	(1)	$39.37	(2)	4,507,669	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,999,950		$39.37		4,507,669

(1)
Includes stock options and non-employee director restricted stock units convertible into stock under the Company’s Amended and Restated 2004 Incentive Plan, which was approved by the stockholders on May 21, 2009. Restricted stock awards were issued on the date of grant and are not included.

(2)
Includes only outstanding stock options and non-employee director restricted stock units granted under the Amended and Restated 2004 Incentive Plan. Restricted stock awards were issued on the date of grant and are not included.

(3)
Includes shares available for future issuance per the Amended and Restated 2004 Incentive Plan. Awards other than stock options and stock appreciation rights are counted against the maximum number of shares available for grant in a 1.40-to-1 ratio.

Item 13: Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Transactions With Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 14, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services
The information set forth under the captions “Fees Paid to Independent Auditors” and “Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 14, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) 1. Financial Statements

Form 10-K
Pages

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets, December 31, 2012 and 2011	58

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	59

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	60

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	61

Notes to Consolidated Financial Statements, December 31, 2012, 2011 and 2010	62 - 92

2. Financial Statement Schedules

Schedule I, Condensed Financial Information of Parent Company	98 - 101

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$321,166	$634,592
Short-term investments	84,241	61,435
Other receivables, net	14,394	4,570
Other current assets	41,973	79,923
Total current assets	461,774	780,520

Long-term investments	509,421	504,022
Property and equipment, net	3,574	4,339
Investment in subsidiaries	5,507,880	5,123,007
Other long-term assets	62,894	93,444
Total assets	$6,545,543	$6,505,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$119,617	$315,175
Total current liabilities	119,617	315,175

Long-term debt	1,585,190	1,584,700
Notes payable to subsidiary	65,000	65,000
Other long-term liabilities	52,821	29,466
Total liabilities	1,822,628	1,994,341

Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized 197,080 issued and 134,573 outstanding in 2012 193,469 issued and 141,172 outstanding in 2011	1,971	1,935
Treasury stock, at cost; 62,507 in 2012; 52,297 in 2011	(1,920,749)	(1,583,313)
Additional paid-in capital	1,970,877	1,848,995
Accumulated other comprehensive income, net	69,220	60,469
Retained earnings	4,601,596	4,182,905
Total stockholders’ equity	4,722,915	4,510,991
Total liabilities and stockholders’ equity	$6,545,543	$6,505,332

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Revenues:
Management fees charged to operating subsidiaries	$302,718	$261,798	$208,453

Expenses:
Selling, general and administrative	198,665	200,005	170,524
Depreciation and amortization	575	1,297	939
Interest expense	101,576	101,174	82,590
Total expenses	300,816	302,476	254,053

Investment and other income, net	6,256	2,353	629

Income (loss) before income taxes and equity in net earnings of subsidiaries	8,158	(38,325)	(44,971)

(Provision) benefit for income taxes	(3,093)	14,069	16,239

Income (loss) before equity in net earnings of subsidiaries	5,065	(24,256)	(28,732)

Equity in net earnings of subsidiaries	481,998	567,361	467,348

Net earnings	$487,063	$543,105	$438,616

Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on investments	8,751	19,388	(325)

Comprehensive income	$495,814	$562,493	$438,291

See accompanying notes to the condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
COVENTRY HEALTH CARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net cash from operating activities	$84,340	$(170,263)	$(21,032)
Cash flows from investing activities:
Capital expenditures, net	444	(2,414)	518
Proceeds from the sales and maturities of investments	432,627	624,559	196,052
Purchases of investments and other	(435,100)	(1,155,558)	—
Capital contributions to subsidiaries	(134,000)	(140,192)	(142,271)
Dividends from subsidiaries	265,175	745,403	530,589
Payments for acquisitions, net	(1,375)	(7,616)	(102,356)
Net cash from investing activities	127,771	64,182	482,532

Cash flows from financing activities:
Proceeds from issuance of stock	87,671	44,624	15,484
Payments for repurchase of stock	(339,985)	(336,219)	(4,888)
Repayment of debt	(233,903)	(380,029)	—
Repayment of note to subsidiaries	—	—	(4,235)
Proceeds from issuance of debt	—	589,867	—
Excess tax benefit from stock compensation	12,210	7,619	2,925
Payments for cash dividends	(51,530)	—	—
Net cash from financing activities	(525,537)	(74,138)	9,286
Net change in cash and cash equivalents	(313,426)	(180,219)	470,786
Cash and cash equivalents at beginning of period	634,592	814,811	344,025
Cash and cash equivalents at end of period	$321,166	$634,592	$814,811

See accompanying notes to the condensed financial statements.

COVENTRY HEALTH CARE, INC.
SCHEDULE I – PARENT COMPANY ONLY FINANCIAL INFORMATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
A.    BASIS OF PRESENTATION
Coventry Health Care, Inc. parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K.  The accounting policies for the parent company are the same as those described in Note A, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements.  The accounts of all subsidiaries are excluded from the parent company financial information.
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
The captions “Capital contributions to subsidiaries” and “Dividends from subsidiaries” on the condensed statements of cash flows include amounts from our regulated and non-regulated subsidiaries. During 2012, 2011 and 2010 we received $214.7 million, $489.4 million and $319.4 million, respectively, in dividends from our regulated subsidiaries and infused $134.0 million, $122.0 million and $11.5 million, respectively, in capital contributions into our regulated subsidiaries.

3. Exhibits Required To Be Filed By Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger dated as of August 19, 2012 by and among Aetna, Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K, filed on August 20, 2012).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 17, 2012, by and among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K, filed on October 23, 2012).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of November 12, 2012, by and among Aetna Inc., Jaguar Merger Subsidiary, Inc., and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 2.1 to Coventry’s Current Report on Form 8-K, filed on November 13, 2012).

3.1
Amended and Restated Certificate of Incorporation of Coventry Health Care, Inc. effective May 18, 2012 (Incorporated by reference to Exhibit 3.1 to Coventry’s Current Report on Form 8-K, filed on May 21, 2012).

3.2	Amended and Restated Bylaws of Coventry Health Care, Inc. effective May 17, 2012 (Incorporated by reference to Exhibit 3.2 to Coventry’s Current Report on Form 8-K filed on May 21, 2012).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Coventry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 9, 2006).

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

4.4
Registration Rights Agreement for the 2015 Notes, dated as of January 28, 2005, by and among Coventry Health Care, Inc., as Issuer, and Lehman Brothers Inc., CIBC World Markets Corp., ABN AMRO Incorporated, Banc of America Securities LLC, Wachovia Securities, BNP Paribas, BNY Capital Markets, Inc. and Piper Jaffray & Co., as the Initial Purchasers (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on January 28, 2005).

4.5
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.6	Officers’ Certificate pursuant to the Indenture, dated as of March 20, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.7
Global Note for the 2017 Notes, dated as of March 20, 2007, between Coventry Health Care, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to Coventry’s Current Report on Form 8-K filed on March 20, 2007).

4.8
First Supplemental Indenture, dated as of August 27, 2007, among Coventry Health Care, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.9		Officers’ Certificate pursuant to the Indenture, dated as of August 27, 2007 (Incorporated by reference to Exhibit 4.2 to Coventry’s Current Report on Form 8-K filed on August 27, 2007).

4.10
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

4.12		Officers’ Certificate pursuant to the Indenture, dated as of June 7, 2011 (Incorporated by reference to Exhibit 4.4 to Coventry’s Current Report on Form 8-K filed on June 7, 2011).

4.13
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

10.2	*
Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of April 30, 2009, effective as of January 26, 2009 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 7, 2009).

10.3	*
Amendment No. 1 to Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of June 16, 2010 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on June 17, 2010).

10.4	*
Amendment No. 2 to Employment Agreement between Coventry Health Care, Inc. and Allen F. Wise, executed as of January 31, 2012, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 6, 2012).

10.5	*
Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, executed as of May 17, 2009, effective as of February 2, 2009 (Incorporated by reference to Exhibit 10.7 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, filed on February 26, 2010, as amended on March 12, 2010).

10.6	*
Amendment No. 1 to Employment Agreement between Coventry Health Care, Inc. and Harvey C. DeMovick, executed as of February 7, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 9, 2012).

10.7	*
Employment Agreement between Coventry Health Care, Inc. and Thomas C. Zielinski, dated as of December 19, 2007, effective as of January 1, 2008 (Incorporated by reference to Exhibit 10.8 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, filed on February 28, 2008).

10.8	*
Employment Agreement between Coventry Health Care, Inc. and Michael D. Bahr, dated as of May 18, 2010 (Incorporated by reference to Exhibit 10.11 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on February 25, 2011).

10.9	*
Retention Agreement, dated October 17, 2012, by and between Coventry Health Care, Inc. and Michael D. Bahr (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on October 23, 2012).

10.10	*
Employment Agreement between Coventry Health Care, Inc. and Randy Giles, dated as of April 29, 2011 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 5, 2011).

10.11	*
Separation Agreement and Release, dated May 29, 2012, by and between Kevin Conlin and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on May 31, 2012).

10.12	*
Employment Agreement between Coventry Health Care, Inc. and John J. Stelben, dated as of January 13, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on January 20, 2012).

10.13	*
Separation Agreement and Release, dated March 16, 2012, by and between John J. Stelben and Coventry Health Care, Inc. (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on March 22, 2012).

10.14	*	Summary of Coventry Health Care, Inc. 2012 Executive Management Incentive Plan (Incorporated by reference to Coventry’s Current Report on Form 8-K filed on February 1, 2012).

10.15	*	2012 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on February 1, 2012).

10.16	*	Amendment to 2012 Coventry Health Care, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on November 20, 2012).

10.17	*	2006 Compensation Program for Non-Employee Directors, effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 10, 2005).

10.18	*
Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.13 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2005, filed on March 9, 2006).

10.19	*	Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan, amended March 3, 2011 (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on March 9, 2011).

10.20	*
Amendment to Coventry Health Care, Inc. Amended and Restated 2004 Incentive Plan, amended November 14, 2012 (Incorporated by reference to Exhibit 10.1 to Coventry’s Current Report on Form 8-K filed on November 20, 2012).

10.21	*
Form of Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.22	*
Form of Amendment to Coventry Health Care, Inc. Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, filed on November 8, 2006).

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

10.25	*	Form of Performance Share Units Agreement (Incorporated by reference to Exhibit 10.1 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010).

10.26	*	Form of 2012 Performance Share Units Agreement (Incorporated by reference to Exhibit 10.2 to Coventry’s Current Report on Form 8-K filed on May 31, 2012).

10.27	*
Form of Restricted Stock Award Agreement (performance-based) (Incorporated by reference to Exhibit 10.2 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, filed on August 6, 2010).

10.28	*
Form of Performance Share Units Agreement (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.) (Incorporated by reference to Exhibit 10.28 to Coventry’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012).

10.29	*
Form of Restricted Stock Unit Award Agreement (performance-based) (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.) (Incorporated by reference to Exhibit 10.29 to Coventry’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012).

10.30	*
Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.31	*
Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004, effective as of May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, filed on August 9, 2005).

10.32	*
Third Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as “The Coventry Health Care, Inc. 401(k) Restoration and Deferred Compensation Plan”), effective as of December 22, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on February 28, 2007).

10.33
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

14
Code of Business Conduct and Ethics, initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005, November 1, 2006, November 11, 2010, March 3, 2011, November 16, 2011 and November 14, 2012.

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

101
The following financial statements from Coventry Health Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	February 27, 2013	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer
and Chairman

Date:	February 27, 2013	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer
and Treasurer

Date:	February 27, 2013	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (Principal Function)	Date

By: /s/ Allen F. Wise	Chief Executive Officer and Chairman	February 27, 2013
Allen F. Wise

By: /s/ Joel Ackerman	Director	February 27, 2013
Joel Ackerman

By: /s/ L. Dale Crandall	Director	February 27, 2013
L. Dale Crandall

By: /s/ Lawrence N. Kugelman	Director	February 27, 2013
Lawrence N. Kugelman

By: /s/ Daniel N. Mendelson	Director	February 27, 2013
Daniel N. Mendelson

By: /s/ Rodman W. Moorhead, III	Director	February 27, 2013
Rodman W. Moorhead, III

By: /s/ Michael A. Stocker, M.D.	Director	February 27, 2013
Michael A. Stocker, M.D.

By: /s/ Elizabeth E. Tallett	Director	February 27, 2013
Elizabeth E. Tallett

By: /s/ Timothy T. Weglicki	Director	February 27, 2013
Timothy T. Weglicki

INDEX TO EXHIBITS

Reg. S-K: Item 601

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges.

14
Code of Business Conduct and Ethics, initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005, November 1, 2006, November 11, 2010, March 3, 2011, November 16, 2011 and November 14, 2012.

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

101
The following financial statements from Coventry Health Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Note:    This index only lists the exhibits included in this Form 10-K. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K.