Form 10-K/A
period 2012-12-31
COVENTRY HEALTH CARE INC
filed 2013-04-30
CIK 1054833

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

COVENTRY HEALTH CARE, INC.

FORM 10-K/A

i

EXPLANATORY NOTE

Coventry Health Care, Inc. (the “Company”, “Coventry,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2013. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is information regarding the directors of the Company as of April 15, 2013.

Name	Age	Committee Memberships/Chair

L. Dale Crandall	71	Audit Committee, Compensation Committee (Chair)

Elizabeth E. Tallett	63	Audit Committee, Lead Director

Allen F. Wise	70	Executive Chairman of the Board

Joel Ackerman	47	Nominating/Corporate Governance Committee (Chair)

Lawrence N. Kugelman	70	Audit Committee (Chair)

Michael A. Stocker, M.D.	71	Nominating/Corporate Governance Committee

Daniel N. Mendelson	48	Nominating/Corporate Governance Committee

Rodman W. Moorhead, III	69	Compensation Committee

Timothy T. Weglicki	61	Compensation Committee, Nominating/Corporate Governance Committee

L. Dale Crandall has been a director of the Company since January 1, 2004. Mr. Crandall is President of Piedmont Corporate Advisors, Inc., a financial management consulting firm. He previously served in various management positions with Kaiser Foundation Health Plan, Inc. and Kaiser Foundation Hospitals, including President and Chief Operating Officer, from March 2000 until his retirement in June 2002, and Senior Vice President, Finance and Administration, from June 1998 until March 2000. He is also a member of the boards of directors of Ansell Limited, a global provider of health care barrier protection products, and Bridgepoint Education, Inc., a provider of post-secondary education, both of which are publicly traded companies. He is also a trustee of five funds in the Dodge and Cox family of mutual funds. During the past five years, Mr. Crandall has also served as a director on the boards of directors of the following public companies: Metavante Technologies, Inc., Covad Communications Group Inc., BEA Systems and Serena Software.

Mr. Crandall’s skills and qualifications applicable to the Company include his extensive experience in the managed care industry. In particular, as noted above, Mr. Crandall served as an executive with Kaiser Permanente on both the provider and payor sides of that company’s business. His background includes executive experience in day-to-day operations, finance and accounting. We believe that because of these specific skills and experience, Mr. Crandall enhances the Board’s knowledge of the health care industry and its complicated reimbursement system, as well as the related operational, financial and accounting complexities.

Elizabeth E. Tallett has been a director of the Company since March 1998. Ms. Tallett has been a principal of Hunter Partners, LLC, which provides management services to developing life sciences companies, since July 2002. Ms. Tallett is also a director of IntegraMed America, Inc., a publicly traded health services management company specializing in fertility and vein care, Meredith Corporation, a publicly traded media and marketing company, Principal Financial Group, Inc., a global financial institution and publicly traded company, and QIAGEN, Inc., a publicly traded company and provider of sample and assay technologies that isolate and process DNA and RNA. During the past five years, Ms. Tallett has also served as a director on the Boards of Directors of the following public companies: Varian, Inc., Varian Semiconductor Equipment Associates, Inc., and Immunicon Inc.

Ms. Tallett has extensive experience in the biotechnology, pharmaceutical and life sciences industries. The Board believes that her knowledge of these industries helps it better understand health care costs, research and treatments. Previously, Ms. Tallett served as President and Chief Executive Officer of TransCell Technologies, Inc.; as President of Centocor Pharmaceuticals; as a member of the Parke-Davis Executive Committee; and as Director of Worldwide Strategic Planning for Warner-Lambert Co. Her executive experience enables her to provide depth of knowledge on issues of marketing, operations and acquisitions.

Allen F. Wise became our Chief Executive Officer on January 26, 2009. He has been a director of the Company since October 1996 and has been Chairman of the Board since January 2005. He was President and Chief Executive Officer of the Company from October 1996 to December 2004, when he retired until his reappointment in 2009. During the past five years, Mr. Wise has also served as a director on the Boards of Directors of the following public companies: Magellan Health Services, Inc. and HealthMarkets, Inc.

Mr. Wise has extensive operational and management experience in health care and has served as both an executive officer and director with numerous other companies in the health care sector during the past 37 years. We believe that Mr. Wise brings extensive historical knowledge of the Company — and the managed care industry generally — to the Board. We believe that his deep knowledge of the Company and the industry, the judgment he has developed during many years as a chief executive and his ability to assemble and motivate a talented executive team is reflected in the Company’s long-term performance during his association with it.

Joel Ackerman has been a director of the Company since November 1999. From October 2010 to the present, Mr. Ackerman has been a director and the Chief Executive Officer of Champions Oncology, Inc., a public company engaged in the development of predictive technology used to improve the development and use of oncology drugs. From September 2008 to October 2010, Mr. Ackerman was a private investor. From January 1998 to September 2008, he served as a general partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. He is also a director of Kindred Healthcare, Inc., a company operating long-term acute care hospitals, skilled nursing centers and contract rehabilitation services. During the past five years, Mr. Ackerman has also served as a director on the Board of Directors of the following public company: Medical Staffing Network Holdings, Inc.

Mr. Ackerman’s specific skills and experience include his past positions at Warburg Pincus & Co., a leading investment firm that has provided funding to a variety of public and private health care services companies at all stages of development, and his current position as Chief Executive Officer of Champions Oncology, Inc., in the health care field. We believe his experience as a health care industry investor provides a unique perspective to the Board in assessing merger and acquisition opportunities, financing options and strategic planning.

Lawrence N. Kugelman has been a director of the Company since August 1992. He was a director of Arcadian Management Services, Inc., a company that owns and manages rural health care provider networks and Medicare health maintenance organizations, from July 2001 to March 2012. Mr. Kugelman has been a private investor and business consultant since October 1996. From October 2002 to September 2010, he was a director of Valeant Pharmaceuticals International (formerly Valeant Pharmaceuticals, Inc.), a global, research-based pharmaceutical company that develops, manufactures, distributes and sells pharmaceutical, research and diagnostic products. During the past five years, Mr. Kugelman has also served as a director on the Boards of Directors of the following public companies: AccentCare, Inc. and Valeant Pharmaceuticals International.

Mr. Kugelman has more than 26 years of executive experience in managed care. His skills and specific expertise in the managed care and pharmaceutical industries enable him to contribute to the Board’s understanding of the competitive challenges the Company faces.

Michael A. Stocker, M.D. has been a director of the Company since November 2009. Dr. Stocker served as Chief Executive Officer of Empire Blue Cross Blue Shield (“Empire”) from 1994 until its acquisition by Wellpoint, Inc. in December 2005. Dr. Stocker was employed by Wellpoint through April 2007. Dr. Stocker is a past Chairman of America’s Health Insurance Plans. Prior to joining Empire, Dr. Stocker had served as President of Cigna Healthplans and as General Manager of U.S. Healthcare for its New York market. Earlier he had been Medical Director of Anchor HMO/Rush Presbyterian St. Luke’s Medical Center in Chicago, and Associate Chairman of the Department of Family Practice at Cook County Hospital. He is currently on the boards of the HMS Holdings Corp., a cost management company for government-sponsored health and human services programs that is a publicly traded company on the NASDAQ Global Select Market, the Arthur Ashe Institute for Urban Health, the United Hospital Fund, a non-profit health services research and philanthropic organization, and SeeChange Health, a start-up private equity company, which is part of the Psilos Group. He is also Chairman of NYC Health and Hospitals Corporation and a member of the Empire State Stem Cell Funding Committee.

Mr. Stocker has over 30 years of leadership experience in the health care industry, beginning as a family physician and including executive experience in the managed care industry. This broad experience in the overall health care industry enhances the Board’s analysis of Company performance.

Daniel N. Mendelson has been a director of the Company since May 2005. Mr. Mendelson is the Chief Executive Officer and Founder of Avalere Health, a strategic advisory company that provides guidance and syndicated research for clients in the healthcare industry, government and the not-for-profit sector. Prior to founding Avalere Health in 2000, he served as Associate Director for Health at the White House Office of Management and Budget in Washington, D.C. Since 2000, Mr. Mendelson has also served as adjunct professor at Duke University’s Fuqua School of Business. Mr. Mendelson is also a Director on the Boards of Directors of Champions Oncology, Inc., a public company engaged in the development of predictive technology used to improve the development and use of oncology drugs, and HMS Holdings Corp., a cost management company for government-sponsored health and human services programs that is publicly traded on the NASDAQ Global Select Market. During the past five years, Mr. Mendelson also served as a director on the Board of Directors of PharMerica Corporation.

As a leading national expert in Medicare, Medicaid, and other public healthcare programs, Mr. Mendelson has a deep understanding of the Company’s strategic imperatives in each of these lines of business. As Chief Executive Officer of Avalere Health, Mr. Mendelson actively advises Fortune 500 companies on policy issues of immediate relevance to managed care operations, such as clinical quality, evidence based medicine, health economics and outcomes research, and health information technology. Mr. Mendelson’s prior experience as a White House policy official also lends perspective into how federal healthcare policies are developed and how they impact companies across the spectrum of health care businesses.

Rodman W. Moorhead, III has been a director of the Company since May 1997. Mr. Moorhead is a private investor. In December 2006, he retired from Warburg Pincus LLC, a private equity and venture capital firm in New York, where he was a Managing Director and Senior Advisor and had been employed since 1973. From June 1998 to May 2011 and from August 2012 to present, he served and is serving as a director of Scientific Learning Corporation, a computer-based special education training company.

Mr. Moorhead has been a director of the Company for over 14 years. During Mr. Moorhead’s 33-year tenure with Warburg Pincus LLC, he was responsible for the firm’s investments in health care. His experience in private equity and venture capital, particularly in the health care sector, allow him to articulate the perspective of an institutional investor.

Timothy T. Weglicki has served on the Board since August 2001. Mr. Weglicki is a Founding Partner of ABS Capital Partners, a venture capital firm founded in 1993. Prior to joining ABS Capital Partners in 1993, Mr. Weglicki spent 15 years with Alex. Brown & Sons Incorporated, where he was an investment banker in the firm’s health care practice, headed the corporate finance and equity divisions and founded and headed the firm’s capital markets group. He is a director of American Public Education, a publicly traded company, and of several of ABS Capital Partners’ portfolio companies.

We believe that Mr. Weglicki’s qualifications to serve on the Board include his significant leadership experience in investment banking, capital markets and private equity, his understanding of successful health care and technology-based business models and his experience as a director of other public companies. Mr. Weglicki has depth of knowledge and experience in numerous areas relevant to our business, including with respect to recruiting executive talent, reorganizing compensation structures and focusing businesses on core profit units.

EXECUTIVE OFFICERS

As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of the Original Form 10-K under the caption, “Executive Officers of Our Company.”

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and stockholders owning ten percent or more of the Company to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange (the “NYSE”), and to furnish the Company with a copy. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company for 2012 pursuant to Rule 16a-3(e) of the Exchange Act and written representations from reporting persons that all required reports had been filed, the Company believes that all reporting persons filed the required reports on a timely basis, except as follows: Harvey C. DeMovick, Jr. and Timothy E. Nolan each had one late report for one transaction.

Code of Ethics

The Company is dedicated to conducting its business in accordance with the highest standards of ethical conduct, uncompromising integrity and compliance with all federal, state and local laws governing its business. Accordingly, the Company has established a Code of Business Conduct and Ethics (the “Code of Ethics”) to assure uniformity in standards of conduct, which applies to all of the Company’s directors, officers (including our Chief Executive Officer, Chief Financial Officer and other executive officers), employees and representatives and to relationships with stockholders, customers, vendors, competitors, auditors and all public and governmental bodies. In support of the Code of Ethics, the Company appointed a Chief Compliance Officer, and all employees are required to participate in annual compliance training. Violations may be reported as provided in the Code of Ethics, including by an anonymous telephone hotline. The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”) monitors the implementation and enforcement of the Code of Ethics. The Code of Ethics, as amended, is available under “Corporate Governance” accessible through the “Investor Relations” link on the Company’s website at www.coventryhealthcare.com.

Audit Committee

The Audit Committee is comprised of three independent directors. The members of the Audit Committee are Lawrence N. Kugelman (Chair), L. Dale Crandall and Elizabeth E. Tallett. Mr. Crandall and Ms. Tallett each serve on the audit committees of four public companies. The Board has considered their commitments to serve on the other audit committees and has affirmatively determined that such simultaneous service does not impair the ability of either Mr. Crandall or Ms. Tallett to serve effectively on the Audit Committee.

The Board has determined that all Audit Committee members are financially literate under the current listing standards of the NYSE. The Board also determined that L. Dale Crandall, who is an independent director under the current listing standards of the NYSE, qualifies as an “audit committee financial expert” as defined by rules and regulations adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

With respect to the fiscal year ended December 31, 2012, the Compensation Committee of the Board (the “Compensation Committee”) hereby reports as follows:

1. The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis, set forth on pages 5 to 19 of this Form 10-K/A, as required by Item 402(b) of Regulation S-K; and

2. Based on the review and discussions referred to in paragraph 1 above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A filed with the SEC.

COVENTRY HEALTH CARE, INC.
COMPENSATION COMMITTEE
L. Dale Crandall (Chair)
Rodman W. Moorhead, III
Timothy T. Weglicki

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is a discussion of how and why we use different elements of compensation to achieve the objectives of our executive compensation program and how and why we determined the amounts of each component of compensation paid to our named executive officers for 2012. This information should be read in conjunction with the data and associated narrative provided in the “2012 Summary Compensation Table” and other compensation tables on pages 20 through 34 of this Form 10-K/A. For 2012, the following individuals were our named executive officers:

•	Allen F. Wise, Chief Executive Officer;

•	Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer;

•	Michael D. Bahr, Executive Vice President and Chief Operating Officer;

•	Harvey C. DeMovick, Jr., Executive Vice President, Human Resources, Customer Services Organization, Information Technology Division and Medical Management; and

•	Thomas C. Zielinski, Executive Vice President and General Counsel.

Compensation Philosophy

Our compensation program is designed to achieve the following objectives:

•	Pay for Performance — A significant portion of total compensation varies based upon the following:
-	Achievement of short-term and long-term Company goals and objectives that will enhance stockholder value over the long-term;
-

Selected performance measures tied to the achievement of business plan results, strategic objectives and the creation of stockholder value. Therefore, fixed compensation (i.e., base salary) represents a relatively small portion of total compensation; and

-	Individual contributions to Company-wide performance.

•

Create an Ownership Culture — Equity-based compensation represents the largest portion of total compensation amongst our named executive officers, creating a strong alignment between the interests of executives and those of stockholders. Stock ownership guidelines reinforce this priority by requiring our named executive officers and certain other executives to achieve and maintain significant equity holdings. We believe this promotes and instills a long-term perspective.

•

Pay Competitively — Our compensation program is designed to be competitive with our peer group so that we can attract, motivate and retain the talent needed to achieve our strategic objectives and enhance stockholder value.

Impact of the Merger Agreement

On August 19, 2012, the Company entered into an Agreement and Plan of Merger, which was subsequently amended on October 17, 2012 and November 12, 2012 (as amended, the “Merger Agreement”), with Aetna Inc. (“Aetna”), a Pennsylvania corporation, and

Jaguar Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of Aetna (the “Merger Sub”), pursuant to which the Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Aetna. Except as otherwise provided in the Merger Agreement, each share of the Company’s common stock, $0.01 par value (the “Common Stock”) (including restricted shares but excluding treasury shares), outstanding as of the completion of the Merger will be converted into the right to receive (i) 0.3885 shares of Aetna common stock (the “Exchange Ratio”) and (ii) $27.30 in cash (the sum of the consideration listed in clauses (i) and (ii), the “Merger Consideration”). The transaction is expected to close in mid-2013, subject to customary closing conditions, including regulatory approvals. The Company’s stockholders approved the Merger Agreement on November 21, 2012. While the Compensation Committee recognizes that the Company’s 2012 financial results may warrant additional measures for 2013 to better align executive compensation with performance, consideration of such measures has been postponed subject to the consummation of the Company’s pending Merger.

At completion of the Merger, each in-the-money option outstanding under any Coventry equity incentive plan, whether or not vested or exercisable, will be canceled and converted into the right to receive an amount in cash, without interest and less applicable withholding taxes, equal to the product of (x) the excess of (i) the sum of (A) $27.30 and (B) the product of (1) the average of the volume weighted averages of the trading prices for Aetna common shares on the NYSE for each of the five trading days ending on the trading day that is two trading days prior to completion of the merger (the “Aetna Closing Price”) multiplied by (2) the Exchange Ratio (such sum, the “Equity Award Cash Consideration”) over (ii) the applicable per share exercise price of that in-the-money option multiplied by (y) the total number of shares of our Common Stock underlying that in-the-money option.

Under the terms of the Merger Agreement, the Company and Aetna agreed to consult with respect to the appropriate treatment of Coventry stock options with an exercise price greater than or equal to the Equity Award Cash Consideration (“Underwater Options”). Based on that consultation, the Company and Aetna agreed that each Underwater Option outstanding as of completion of the Merger will be canceled. Aetna has agreed that each holder of a canceled Underwater Option who executes a customary acknowledgement and waiver will be eligible to receive a payment ranging from $1.00 to $4.00 for each share of our Common Stock subject to an Underwater Option, depending upon the exercise price of the canceled Underwater Option. A Coventry employee whose Underwater Options are canceled and who executed a customary acknowledgement and waiver will receive the applicable payment only if the employee remains employed by the surviving corporation or Aetna for 12 months following the completion of the Merger or if the employee’s employment is terminated sooner due to death, disability, an involuntary termination without cause or, in certain circumstances, as a result of a constructive termination.

Generally, at completion of the Merger, each Coventry performance share unit (“PSU”) and restricted stock unit (“RSU”) outstanding under any Coventry equity incentive plan that, pursuant to its terms as of the date of the Merger Agreement, is vested or becomes vested upon completion of the Merger, will be converted into the right to receive an amount in cash, without interest and less applicable withholding taxes, equal to the product of (x) the Equity Award Cash Consideration multiplied by (y) the number of shares of our Common Stock underlying that PSU or RSU.

The discussion that follows summarizes our compensation practices and policies for 2012. Except where specifically noted, these compensation practices and policies reflect our practices and policies prior to the announcement of the Merger. Pursuant to the terms of the Merger Agreement, we are generally contractually limited in our ability to modify our compensation practices and policies.

Compensation Program Highlights

Our compensation program incorporates the following compensation governance practices that we believe are beneficial to our stockholders:

•

The majority of the total compensation opportunity for our executives is incentive-based and generally can be earned only upon the achievement of corporate and individual performance objectives designed to enhance stockholder value. Performance is assessed on both a formulaic and qualitative basis.

•

Our incentive compensation is earned over several different and overlapping short-term and long-term performance periods, in an effort to ensure that performance during any one period is not maximized at the expense of other performance periods.

•

Our short-term incentive compensation is earned based upon multiple performance metrics. The use of multiple performance metrics serves to strengthen the relationship between compensation and our performance and adds another element to our compensation program designed to mitigate risks.

•

We have stock ownership guidelines that set forth certain levels of stock ownership in the Company, which cover our named executive officers and other key executives. As of December 31, 2012, 47 of our executives were subject to these guidelines.

•	In 2012, the Company granted PSUs to our named executive officers, which will vest upon the passage of time and the achievement of two equally weighted performance metrics.

•	We prohibit any form of margin arrangements, short sales and/or dealing in puts and calls of the Company’s stock by our executives and our directors.

•

Recipients of long-term incentive awards valued at over $200,000, including our named executive officers, are required to enter into restrictive covenants agreements with post termination non-compete, non-solicitation, non-disclosure and claw-back provisions.

•	No amount of a named executive officer’s incentive bonus is guaranteed.

•

In the event of a change in control of the Company, post termination benefits under employment agreements would not be payable unless the executive’s employment is terminated (in accordance with the terms of the applicable employment agreement) following or in connection with the change in control, i.e., a so-called “double trigger.”

•

On March 3, 2011, we adopted a claw-back policy which was subsequently amended on March 7, 2012. Under the terms of this policy, in the event that we are required to prepare an accounting restatement for any year commencing after December 31, 2010 due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, the Company will recover from the responsible executive officers all or part of the incentive-based compensation that was paid based upon the misstated financial statements.

•

In 2009, we prospectively eliminated most perquisites to executives (including tax gross-ups) to all but one of our current named executive officers. One of our named executive officers is contractually entitled to de minimus perquisites (including tax gross-ups) that were agreed to prior to 2009. The Company continues to honor these contractual obligations. All other benefits offered to our executive officers are made pursuant to programs which are generally available to other similarly situated employees.

•	We do not offer preferential or above market returns on compensation deferred by our executives.

•	Our Compensation Committee is advised by an independent compensation consultant. This consultant is retained by the Compensation Committee directly and is independent of management and the Company.

•

Our Compensation Committee conducts an annual review and assessment of potential compensation-related risks in our programs. In 2012, as in previous years, the Compensation Committee concluded that our compensation programs do not encourage behaviors that would create risks reasonably likely to have a material adverse effect on the Company (see “Assessment of Risk Relating to Compensation” on page 39 of this Form 10-K/A).

Key Performance Achievements in 2012

Our compensation program is designed to motivate and reward the named executive officers for the achievement of our business performance targets, goals and objectives, which in turn enhance stockholder value over the long term.

Specifically, in 2012 under the leadership of our management team, stockholder value was benefited in the following ways:

•	Entry into the Merger Agreement for a 39% premium to the 30-day stock price average prior to announcement, based on our stock price at year end 2012.

•	Coventry stock price up 48% for the full year (which includes the favorable impact of the announcement of the Merger) versus industry peer group increase of 4%.
-	Coventry stock price up 459% from a low of $8.02 on March 5, 2009.

•	2012 earnings per share (“EPS”) of $3.52, exceeding the midpoint of initial 2012 Company guidance by 10%.
-	Three-year EPS compound annual growth rate of 18%.

•	Successful selling, general & administrative (“SG&A”) management efforts resulting in SG&A of 14.7% of total revenue.
-	Favorable compared to initial 2012 guidance of 15.4%.
-	Substantial improvement from 2011 result of 16.5%.

•	Full year consolidated 2012 revenue growth of 16%, or $1.9 billion, year over year.

•	2012 Medicare Advantage membership growth of 17% across all states in which Coventry operates.

•	2012 Part D membership growth of 38%, the highest percentage rate of organic growth across the Company’s peer group (discussed below).

•	Deployment of $328 million towards share buyback at a price 28% lower than Coventry’s year-end stock price.

•	Decrease in long-term debt by $234 million resulting in decrease of debt to capital from 28.7% at December 31, 2011, to 25.1% at December 31, 2012.

•	Implementation of the first stockholder dividend in Coventry’s history commencing in the first fiscal quarter of 2012.

•	Medicaid membership increased by 282,000 members and 41% to 974,000 at year end.

•

Increased Medicare MA-CCP Star quality ratings with 50% of the Company’s 2012 MA-CCP membership in contracts rated 4.0 Stars and 11 of the 19 MA-CCP contracts that receive Star scores increased by at least 0.5 Star.

Since Mr. Wise’s return as Chief Executive Officer in 2009, our stock price has increased each year, with a 216.4% increase from $14.17 on January 26, 2009 to $44.83 on December 31, 2012 (which includes the favorable impact of the announcement of the Merger). During the comparable time period of January 26, 2009 to December 31, 2012, the Standard and Poor’s (“S&P”) 500 was up 71%. In 2012, our stock price increased by 47.6% from $30.37 on December 30, 2011 to $44.83 on December 31, 2012. The following chart sets forth a comparison between the performance of our common stock and the S&P 500 from January 26, 2009 (the date Mr. Wise became our Chief Executive Officer) through December 31, 2012:

The Role of the Compensation Committee

Our executive compensation policies and plans are evaluated and approved by the Compensation Committee with the objective of providing incentive-based compensation that aligns with the business goals of the Company and the interests of its stockholders. The Compensation Committee also determines the compensation of the Chief Executive Officer and evaluates and approves the compensation of the other senior executives of the Company, including our named executive officers.

As part of the annual compensation approval process, the Compensation Committee considers the advice of the Chief Executive Officer and the Executive Vice President responsible for Human Resources as well as Frederic W. Cook & Co., Inc. (“Frederic W. Cook”), its independent compensation consultant.

The Role of Management

Our management is involved in developing proposals regarding program design and administration for the Compensation Committee’s review and approval. Management is then responsible for making recommendations to the Chief Executive Officer and the Executive Vice President responsible for Human Resources for compensation actions each year, typically in the form of salary adjustments, short-term incentive targets or awards, and long-term incentive grants. Lastly, our management is responsible for responding to any Compensation Committee requests for information, analysis, or perspective as it relates to topics that may arise during the course of the year.

The Chief Executive Officer and the Executive Vice President responsible for Human Resources then consider and, if appropriate, modify the proposals put forth by management in light of the overall business strategy, key operating goals, economic environment and organizational culture. Proposals are then brought to the Compensation Committee for thorough discussion. After consulting with the Executive Vice President responsible for Human Resources, the Chief Executive Officer makes compensation recommendations with respect to the named executive officers (other than for his own compensation) to the Compensation Committee. Although the Chief Executive Officer does not provide recommendations regarding his own compensation, he does provide a self-assessment regarding his accomplishments and the attainment of specific business and individual goals set for him by the Compensation Committee at the beginning of each year. The Compensation Committee reviews management’s recommendations regarding pay changes, awards, plan design, appropriate performance metrics and targets for our annual and long-term incentive compensation programs before making its final determinations.

The Role of the Compensation Committee’s Independent Compensation Consultant

Under the terms of its charter, the Compensation Committee has the authority to engage the services of outside advisors and experts to assist the Compensation Committee. The Compensation Committee has engaged Frederic W. Cook as the Compensation Committee’s independent compensation consultant for a number of years. The Compensation Committee engages Frederic W. Cook because it is considered one of the premier independent compensation consulting firms in the country and has never provided any services to the Company other than the compensation-related services provided to, or at the direction of, the Compensation Committee. Frederic W. Cook takes its direction solely from the Compensation Committee. Frederic W. Cook’s primary responsibilities in 2012 were to review the Company’s executive compensation program, compare compensation levels for the Company’s named executive officers to executive compensation levels at the Company’s peers to assess whether the Company’s pay levels are competitive, and analyze the Company’s executive compensation program in the context of emerging corporate governance best practices; provide advice to the Compensation Committee on updating the peer group used to assess competitive compensation practices; provide advice to the Compensation Committee in connection with modifications to certain elements of the Company’s executive compensation program; provide advice to the Compensation Committee with respect to matters related to non-employee director compensation; and update the Compensation Committee regarding legislative and regulatory initiatives and other trends in the area of executive compensation. The Compensation Committee does not place any material limitations on the scope of the feedback provided by Frederic W. Cook. In the course of discharging its responsibilities, Frederic W. Cook may from time to time and with the Compensation Committee’s consent, request from management certain information regarding compensation amounts and practices, the interrelationship between our business objectives and executive compensation matters, the nature of the Company’s executive officer responsibilities and other business information.

At its meeting on March 6, 2013, the Compensation Committee assessed the independence of Frederic W. Cook by evaluating Frederic W. Cook’s compliance with the new rules adopted by the SEC and the NYSE that consultants must satisfy in order to be considered an “independent” consultant to the Compensation Committee. Frederic W. Cook disclosed that it was also an independent consultant to Aetna Inc. The Compensation Committee determined that Frederic W. Cook was an independent consultant to the Compensation Committee.

Conflict of Interest Assessment for Independent Compensation Consultant

The Compensation Committee has considered whether the work performed by Frederic W. Cook for or at the direction of the Compensation Committee raises any conflict of interest, taking into account the factors listed in Exchange Act Rule 10C-1(b)(4), and has concluded that such work does not create any conflict of interest.

Non-Binding Advisory Say-on-Pay Proposal

On May 17, 2012, our stockholders approved a non-binding, advisory say-on-pay proposal at our 2012 annual meeting with over 74% of the votes cast voting in favor of that proposal. The Compensation Committee reviewed the results of the stockholder vote and took the substantial majority of votes in favor of the proposal as an indication that our stockholders support our pay-for-performance approach. In the event that the Merger is not consummated, the Compensation Committee will continue to monitor our current compensation structure and consider future non-binding, advisory say-on-pay votes to ensure that there is continued support for our pay programs among our stockholders.

Non-Binding, Advisory Vote on Golden Parachute Compensation

Pursuant to Item 402(t) of Regulation S-K, in connection with the Special Meeting of Stockholders held on November 21, 2012, to approve amongst other things the Merger, the Company held an advisory (non-binding) vote to approve the “golden parachute” compensation payments that will or may be made by the Company to the individuals who were determined to be named executive officers as of the date of the special meeting of the Company’s stockholders in connection with the Merger, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Company’s stockholders, on an advisory (non-binding) basis, did not approve the “golden parachute” compensation payments that will or may become payable by the Company to the individuals who were determined to be named executive officers as of the date of the special meeting of the Company’s stockholders in connection with the Merger.

The “golden parachute” payments that will or may become payable by the Company to the named executive officers in connection with the Merger represent payments that may become due as a result of (i) certain termination events following a change in control of the Company pursuant to the applicable employment agreement or other agreement with the named executive officer, (ii) accelerated vesting of equity awards under the Company’s Amended and Restated 2004 Incentive Plan, as amended (the “2004 Incentive Plan”) in connection with a change in control of the Company, and (iii) payments with respect to Underwater Options to be paid pursuant to the terms of the Merger Agreement.

At this time and given the pendency of the Merger, the Compensation Committee has not taken any action with respect to the results of the advisory (non-binding) vote because any such action may result in a breach of the contractual obligations of the Company under the applicable award and employment agreements, the 2004 Incentive Plan and the Merger Agreement. The Compensation Committee has not made any decision regarding whether or not to take any action with respect to such compensation arrangements in the event the Merger is terminated or otherwise does not take place.

Please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A for a summary of change in control payments that would have been payable had the Merger been consummated on December 31, 2012.

Competitive Marketplace Assessment

As part of our executive compensation process, we periodically review executive compensation data from similar companies in order to ensure that our practices are fair and reasonable. In 2012, at the request of the Compensation Committee, Frederic W. Cook provided an analysis based upon market data from public filings of eight publicly traded health insurance companies with the SEC. This peer group is consistent with the companies used for the 2011 analysis. The peer group was selected based on industry focus and includes companies with which the Company competes for talent. In addition, to ensure the size appropriateness of the companies, we considered an analysis of market capitalization, revenue and similarity of broad-based product and service offerings. The peer group consists of:

Aetna Inc.	Health Net, Inc.
AMERIGROUP Corporation	Humana Inc.
Assurant, Inc.	UnitedHealth Group Incorporated
CIGNA Corporation	WellPoint, Inc.

The Committee does not target a specific competitive position versus the market or peer companies in determining the compensation of its executives because in light of the Company’s diverse mix of businesses, strict benchmarking against a selected group of companies would not provide a meaningful basis for establishing compensation. However, the Compensation Committee believes it is important to clearly understand the relevant market for executive talent to inform its decision-making and ensure that our executive compensation program supports our recruitment and retention needs and is fair and efficient. As a result, the Compensation Committee has worked with Frederic W. Cook to develop a peer group for purposes of assessing competitive compensation practices, and periodically reviews compensation data for the peer group derived from publicly filed proxy statements.

Our compensation structure is heavily weighted to variable, incentive-based compensation, which is earned only upon the achievement of performance metrics aligned with our business plan, strategic objectives and the delivery of stockholder value. In fact, 82% of the target compensation for our named executive officers was variable in 2012, except for Mr. Wise for whom 91% of target compensation was variable in 2012. Therefore, if Company or individual performance does not meet expectations, actual compensation realized by the executives will be dramatically reduced and would be well below the 25th percentile of the competitive marketplace based on 2012 peer group compensation data. Generally, we seek to provide base salaries that are consistent with our peer group median and to design our performance-based programs so that our senior executives will be paid above the median of our peer group if we achieve company-wide and individual performance goals.

In 2012, in addition to an examination of pay levels and overall pay mix, Frederic W. Cook also analyzed the program designs of our peer companies, including pay vehicles and performance metrics, as well as the dilutive effects of equity awards.

Elements of Total Compensation and 2012 Compensation Actions

Pay Elements

The Company seeks to implement its compensation philosophy through a combination of components for our named executive officers, referred to in the aggregate as total compensation. The components of total compensation include:

Element	Type	Objective		Key Features
Base Salary	Fixed	Provides a competitive rate of fixed pay to attract and retain employees	•	Reflects different levels of responsibility within the Company, the skills and experience required for the job, individual performance and labor market conditions.
			•	Represents 9% of target total compensation for our Chief Executive Officer and 18% for our other named executive officers.
			•	Paid in cash.
Annual Incentive	Variable (short-term)	To motivate and reward the achievement of short-term Company performance	•	Payouts differentiated based on annual achievement of financial, strategic and individual objectives that drive long-term Company performance. For 2012, the corporate financial performance metrics were Adjusted EPS (as defined below), revenue and the achievement of certain selling, general and administrative expense targets.
			•	Paid in cash.
Performance-based Restricted Stock Units	Variable (long-term)	To motivate and reward achievement of annual Company performance, retain key employees and create an alignment with stockholders	•	2012 awards made to Messrs. Wise and DeMovick are earned upon the achievement of certain EPS performance goals in 2012. Upon achievement of the Adjusted EPS targets, RSUs will vest in two equal annual increments on December 31, 2012 and 2013. If the minimum Adjusted EPS performance measurement had not been met in 2012, the entire award would have been forfeited.
			•	Awards are settled in cash or a combination of cash and stock.

Performance Share Units	Variable (long-term)	To motivate and reward achievement of annual Company performance and long-term stock price performance, retain key employees and create an alignment with stockholders	•	2012 awards are earned subject to the achievement of two equally weighted performance factors: (1) the cumulative EPS earned over 2012 and 2013 relative to the achievement of the aggregate 2012 and 2013 EPS targets set by the Compensation Committee, and (2) the cumulative revenue growth during 2012 and 2013 relative to achievement of the revenue target set by the Compensation Committee.
			•	Once earned, certain of these awards remain subject to further vesting for an additional two years, during which time the value of the award continues to fluctuate with the Company’s stock price.
			•	Depending upon the recipient, earned awards are paid out in cash or stock.
Stock Options	Variable (long-term)	To motivate and reward achievement of long-term stock price performance, retain key employees and create an alignment with stockholders	•	2012 awards vest in three equal annual increments on the anniversaries of the date of grant.
Other Benefits	Fixed	Attract, retain and motivate executives	•	Includes retirement benefits and health and welfare benefits on the same basis as those offered to all other employees.

Pay Mix

Our compensation program is designed so that a mix of short-term and long-term incentives comprise the majority of our named executive officers’ targeted total compensation and fixed elements represent a relatively small portion of the overall package. For 2012, the pay-mix for our named executive officers was as follows as compared to the median pay-mix of our peer group of eight publicly traded health insurance companies (as discussed above):

Chief Executive Officer

Other Named Executive Officers

Base Salary

Base salary provides a competitive rate of fixed pay and reflects different levels of responsibility within the Company, the skills and experience required for the job, individual performance and labor market conditions.

In 2012, following a review of 2011 compensation levels and structure, and in connection with contractual negotiations with Mr. Wise, the Compensation Committee determined that it would be advisable to re-balance the mix of Mr. Wise’s compensation so that the ratio of fixed to variable compensation is more in line with the mix of other chief executive officers among Coventry’s pay peer group and with other officers within the Company. Based on this assessment, Mr. Wise’s base salary was increased, for the first time since returning to the Company in 2009, to $900,000, while his annual incentive target was simultaneously reduced from 300% to 200% of base salary. The 2012 base salaries for Messrs. Giles, Bahr, DeMovick and Zielinski remained the same at $600,000 so as to preserve the focus on performance-based compensation.

Short-Term Incentive Awards

Our short-term incentive plan is designed to reward the annual achievement of financial, strategic and individual objectives. The annual incentive pool is funded based upon the achievement of multiple corporate performance metrics, with the individual payouts determined based upon both corporate performance metrics and individual performance and accomplishments. Short-term incentive awards are made to our named executive officers under our Executive Management Incentive Plan (“EMIP”).

Funding the Short-Term Incentive Pool: Corporate Performance Metrics and Targets for 2012

In 2012 the EMIP incorporated the multiple performance criteria set forth below:

•	Fully diluted GAAP EPS excluding both the effect of stock repurchases completed during 2012 and Aetna transaction costs, or “Adjusted EPS”;

•	Total GAAP revenue (“Revenue”); and

•	Total SG&A as a percentage of Revenue.

We believe the use of multiple financial metrics is viewed as an emerging best practice and highlights areas of focus in which outstanding performance will be rewarded. Also, the use of multiple metrics is an added counterbalance in the design of our annual incentive compensation program intended to discourage excessive risk taking that might threaten the value of the Company.

The table below summarizes the threshold, target, and maximum level performance goals established by the Compensation Committee for 2012 and the actual performance of the Company in 2012.

Performance Metric	Weighting	Threshold	Target	Maximum	Actual
Adjusted EPS	60%	$3.00	$3.15	$3.50	$3.46
Revenue	20%	$12.3 billion	$13.7 billion	$15.8 billion	$14.1 billion
SG&A Achievement (i.e., SG&A as % of Revenue)	20%	16.30%	15.68%	14.94%	14.70%

Pursuant to the 2012 EMIP, the total incentive pool funding is capped at 150% for the achievement of all performance in excess of the maximum for each of the three performance metrics. In 2012, based upon the actual level of achievement against the performance metrics, the size of the 2012 incentive pool was funded at 140%, in accordance with the terms of the 2012 EMIP.

The targeted performance metrics were aligned with our 2012 business plan. This business plan was thoroughly reviewed, discussed, analyzed and approved by the Board and believed to reflect challenging goals, particularly in light of the current uncertain macroeconomic and regulatory environment. While business unit achievement is not used in the calculation of the incentive pool for the named executive officers, the results of the business unit are considered in determining certain individual awards.

Allocating the Short-Term Incentive Pool: Individual Performance Metrics for 2012

Amounts awarded under the EMIP take into account the total size of the incentive pool and the relative size of the payouts to all participants under the plan. In determining individual payouts under our short-term incentive plan, we take into account a qualitative assessment of individual performance and accomplishments. We evaluate the totality of each executive’s contributions and increase or reduce annual incentive compensation accordingly. Considerations include demonstration of leadership, effectiveness of mentoring, contributions to succession planning and contributions to our integration of newly acquired businesses. Additional considerations include the achievements of the business unit or department for which the executive is responsible and the relative importance of these achievements to the overall success of the organization. Weight is also given to whether or not an executive assumed any additional assignments or responsibilities outside the normal scope of his position during the year.

While all of our named executive officers share responsibility for our corporate performance, each has specific areas of responsibility and oversight as well as related operational and strategic objectives that are considered by the Compensation Committee in its annual assessment of their performance. These objectives do not have a specific relative weighting, but rather are part of a more comprehensive assessment of performance.

In addition to their overall corporate responsibilities and the successful execution of our strategic plan as approved by the Board in 2012, our named executive officers as of December 31, 2012 had the following additional individual objectives:

•

Mr. Wise. Mr. Wise was responsible for the Company’s across-the-board financial success in 2012, in which all seven core business lines either met or exceeded revenue and earnings goals. While delivering on Coventry’s 2012 performance goals, Mr. Wise also successfully led the negotiations that eventually resulted in Coventry entering into the Merger Agreement for a significant premium for Coventry stockholders. Since Mr. Wise’s return as our Chief Executive Officer in 2009, our stock price has increased each year, with a 216% increase from $14.17 on January 26, 2009 to $44.83 on December 31, 2012.

•

Mr. Giles. Mr. Giles has responsibility for a number of the primary financial drivers of the Company, including actuary, audit, mergers and acquisitions (“M&A”), expense management, strategic planning, capital planning and investor relations. His individual performance objectives included achievement of EPS targets, identifying qualified M&A opportunities, effectively representing the Company at investor events and successful execution of finance-related objectives identified in our approved strategic plans. For 2012, Coventry exceeded our Adjusted EPS, Revenue and SG&A goals.

•

Mr. Bahr.      Mr. Bahr has responsibility for our commercial, individual product and Workers’ Compensation businesses, as well as managing our Networks. His individual performance objectives included improved membership retention and new sales, improved customer connectivity via the Internet, development and execution of a direct sales strategy, and the attainment of revenue and earnings goals. Further, Mr. Bahr advanced our Accountable Care Organization strategy through the successful development of low cost High Performance Networks in 32 markets, progress well ahead of our competition. In addition, Mr. Bahr was responsible for business plans and strategies for success in the new state exchanges mandated under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.

•

Mr. DeMovick.      Mr. DeMovick has responsibility for our Human Resources, Customer Services Organization, Information Technology Department and Medical Management. His individual performance objectives included the successful completion of strategic information technology projects, driving unit cost improvement and leadership of certain initiatives associated with organization-wide development activities.

•

Mr. Zielinski.        Mr. Zielinski serves as our General Counsel and is responsible for the Company’s legal, regulatory, compliance, communication and public policy departments. This includes government affairs and oversight and accountability for the Company’s response to new regulations as a result of health care reform. His individual performance objectives included successful development and implementation of our government compliance program. Additionally, Mr. Zielinski played a significant and vital role in the successful negotiation and execution of the Merger Agreement.

Individual Short-Term Incentive Targets for 2012

The Compensation Committee established target annual short-term incentive awards for each eligible executive, defined as a percentage of base salary. Actual annual incentive payouts are based on the achievement of corporate and individual performance objectives, as discussed above.

Executive	Annual Target Incentive Award (% of Salary)
Wise*	200%
Giles	100
Bahr	100
DeMovick	75
Zielinski	75

* Following the review of compensation levels and structure discussed in more detail above under the section entitled Base Salary, Mr. Wise’s annual incentive target was reduced from 300% to 200% of base salary in 2012.

Threshold payout opportunities represented 80% of target and maximum payout opportunities represented 200% of target for each of our named executive officers.

Actual Short-Term Payouts for 2012

In November 2012, in order to mitigate adverse tax consequences for Coventry under Section 162(m)(6) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) that became effective on January 1, 2013, the Compensation Committee certified the achievement of target performance goals based upon the actual achievement of the established performance metrics (as described above) and individual performance in 2012, and determined the actual target amount of the EMIP award for each named executive officer, defined as a percentage of base salary. Once the Compensation Committee certified that the performance measurements had exceeded the applicable performance thresholds, on December 28, 2012, each named executive officer received an actual award in cash equal to his target award. On February 22, 2013, each such named executive officer received an additional cash award under the EMIP equal to the excess of the total 2012 award due to the executive under the EMIP over the target amount paid to the executive on December 28, 2012.

	2012 Annual Incentives
Executive	Target	Actual*	Actual as % of Target
Wise	$1,800,000	$3,000,000	167%
Giles	600,000	800,000	133
Bahr	600,000	950,000	158
DeMovick	450,000	825,000	183
Zielinski	450,000	675,000	150

*

On December 28, 2012, Messrs. Wise, Giles, Bahr, DeMovick and Zielinski received $1,800,000, $600,000, $600,000, $450,000 and $450,000, respectively, and then on February 22, 2013 each received the remainder of the actual award due to him in the amount of $1,200,000, $200,000, $350,000, $375,000, and $225,000, respectively.

Long-Term Incentive Awards

We believe that most of a named executive officer’s compensation should come from long-term incentive components that are tied to pre-determined performance measures or an increase in the Company’s market value. These awards are intended to reward performance over a multi-year period, align the interests of executives with those of stockholders, instill an ownership culture, enhance the personal stake of executive officers in the growth and success of the Company and provide an incentive for continued service at the Company. Long-term incentive awards are made under our stockholder-approved 2004 Incentive Plan.

In connection with the Merger, certain of these long-term incentive awards will vest. Please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal Year 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A.

2012 Long-Term Incentive Vehicles Generally Awarded

In 2012, in an effort to better align stockholder interests with those of our senior executive officers, including the named executive officers other than Messrs. Wise and DeMovick, the Compensation Committee adjusted the mix of long-term incentives. For 2012, PSUs represented 67% of the grant date total value and stock options represented the remaining 33% of the grant date total value of the long-term incentive awards. Generally, the value ultimately realized by our executives for these awards is dependent upon continued service to the Company and the continued appreciation of our stock price.

•	Stock Options. Non-qualified stock options awarded in 2012 have a 10-year term and vest in three equal annual installments beginning on the first anniversary of the date of grant.

•

Performance Stock Units. PSU grants which vest upon the passage of time and the achievement of two, equally weighted performance metrics: cumulative EPS and cumulative revenue growth. The performance targets will be consistent with our business plan, which is thoroughly reviewed, discussed, analyzed and approved by the Board. The 2012 PSU awards were granted in 2012 and will be earned at the end of 2013. Once earned, the PSUs will vest in three equal annual installments starting December 31, 2013. During the service-based vesting period, the value of the awards will continue to fluctuate based on our stock price performance, further aligning the interests of our executives with those of our stockholders.

These vehicles are used to balance and support the objectives of motivating and rewarding the achievement of annual Company and long-term stock price performance, to retain key employees and to create an alignment with the interests of stockholders. Generally, the ultimate value realized from stock options depends upon the appreciation in our stock price; as a result, stock options strongly support the objective of ensuring that pay is aligned with changes in stockholder value. PSUs ensure that realized compensation is tied directly to changes in stockholder value and the achievement of important performance objectives and also minimize stockholder dilution. As described below, certain named executive officers received a mix of long-term incentive awards different from the long-term incentive vehicles generally awarded.

In determining the allocation of the long-term incentive vehicles granted to the named executive officers, the Compensation Committee considers a variety of factors at the time of grant, including the successful achievement of goals set for the named executive officers, an analysis of their entire compensation package, the mix of long-term and short-term incentives previously granted and under consideration, and current equity holdings both vested and unvested.

2012 Long-Term Incentive Awards to Named Executive Officers

Individual grants of PSUs, RSUs, and stock options are determined on a discretionary basis based on each named executive officer’s individual responsibilities and performance within the context of the Compensation Committee’s review of total target compensation and in light of the Company’s philosophy of weighting overall compensation towards long-term performance-based elements. Below is a table reflecting long-term incentive grants made under the 2004 Incentive Plan to our named executive officers in 2012:

	2012 Grants
Executive	PSUs	Stock Options	RSUs	Notes
Wise	164,736	-	81,139	In January 2012, pursuant to his employment agreement, Mr. Wise received a grant of PSUs and performance-based RSUs.
Giles	33,522	58,373	-	In May 2012, Mr. Giles received a grant of PSUs and a grant of stock options with an exercise price of $29.98.
Bahr	61,458	107,017	-	In May 2012, Mr. Bahr received a grant PSUs and a grant of stock options with an exercise price of $29.98.
DeMovick	63,944	-	31,494	In January 2012, pursuant to his employment agreement, Mr. DeMovick received a grant of PSUs and performance-based RSUs.
Zielinski	33,522	58,373	-	In May 2012, Mr. Zielinski received a grant of PSUs and a grant of stock options with an exercise price of $29.98.

2012 Performance-Based Restricted Stock Units

In 2012, RSUs were granted to certain eligible executives, including Messrs. Wise and DeMovick. The number of RSUs earned is based upon achievement of the Adjusted EPS target of $3.15 as set by the Compensation Committee. Upon achievement of the Adjusted EPS target, the RSUs vest in two equal annual increments on December 31, 2012 and December 31, 2013. Adjusted EPS was selected as the performance metric for 2012 because it is impacted by, and reflective of, a number of other important factors that can serve as performance triggers in their own right, including revenue, net income, SG&A expense initiatives, profit margins and dilution. As reflected below, failure to achieve this target would have resulted in the forfeiture of all performance-based restricted stock awards.

2012 Adjusted EPS Performance	Units Paid Out (%)
Less than $3.15	0%
$3.15 or greater	100%

Our Adjusted EPS was $3.40; accordingly the performance criteria was achieved. Half of the RSUs granted to Messrs. Wise and DeMovick in 2012 vested on December 31, 2012, and the remaining 50% will vest on December 31, 2013. Subject to continued employment, the vested RSUs will be settled in cash or a combination of cash and stock and paid out in February 2014.

Please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal Year 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A for a discussion of the effects of the Merger on the vesting and payment of the RSUs.

2012 Performance Share Unit Awards

In 2012, PSUs were granted to eligible executives, including Messrs. Wise, Giles, Bahr, DeMovick and Zielinski. The PSUs will be earned, if at all, as of December 31, 2013 based upon the level of achievement of (i) cumulative Adjusted EPS earned over 2012 and 2013 relative to achievement of the aggregate 2012 and 2013 Adjusted EPS targets set by the Compensation Committee and (ii) cumulative Revenue growth during 2012 and 2013 relative to achievement of the Revenue target set by the Compensation Committee.

Target awards of 2012 PSUs were made to Messrs. Wise and DeMovick in January 2012. Messrs. Wise and DeMovick are entitled to a number of PSUs based upon the level of achievement but not greater than 150% of the value of the target grant. If the level of achievement is between 80% and 120% of the target performance measures, the executives will receive an award of a number of PSUs based on a sliding scale ranging from 25% to 150% of the target grant amount. Conversely, if the level of achievement is less than 80% of the target, these executives will receive no value from this award. The PSU awards to Messrs. Wise and DeMovick will vest on December 31, 2013 subject to achievement of applicable performance goals and will be settled in cash paid out in February 2014, unless award values exceed $5 million, in which case the awards will be settled in stock, pursuant to the 2004 Incentive Plan.

Target awards of 2012 PSUs were made to Messrs. Giles, Bahr and Zielinski in May 2012. Messrs. Giles, Bahr and Zielinski are entitled to a number of PSUs based upon the levels of achievement but not greater than 150% of the value of the target grant. If the level of achievement is between 80% and 120% of the target performance measures, the executives will receive an award of a number of PSUs based on a sliding scale ranging from 25% to 150% of the target grant amount. Conversely, if the level of achievement is less than 80% of the target, these executives will receive no value from this award. To the extent earned, these PSU awards will vest in three equal installments on December 31, 2013, 2014, and 2015. During the service-based vesting period, the value of the awards will continue to fluctuate based on our stock price performance, further aligning the interests of our executives with those of our stockholders. Subject to continued employment, awards will be settled in cash on the vesting date.

Please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal Year 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A for a discussion of the effects of the Merger on the vesting and payment of the PSUs.

2012 Stock Option Awards

On May 24, 2012, Messrs. Giles, Bahr and Zielinski were awarded non-qualified options with an exercise price of $29.98. These awards will vest, subject to continued employment, in three equal parts beginning on May 24, 2013.

Please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal Year 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A for a discussion of the effects of the Merger on the vesting and payment of the non-qualified options.

Timing of Long-Term Incentive Awards

The Company does not time the issuance of grants and awards around material, non-public information. Grant and award dates are determined either as of a specific future event (such as date of hire) or on the date of the Compensation Committee’s approval. The Compensation Committee generally considers new hire awards at its regularly scheduled meetings. Awards approved for executives that are newly hired are priced at the closing market price on the date of grant. The date of grant is either: (i) the date of hire if that date is after the Compensation Committee’s meeting date; or (ii) the date of the Compensation Committee’s meeting if the date of hire is before the Compensation Committee’s meeting date.

The annual equity grants for key members of management are reviewed and approved at a Compensation Committee meeting held mid-year, historically during an open window period. The grant date for such annual awards is five business days after the date of the Compensation Committee’s approval to allow time to communicate the awards and to allow the timely filing of Form 3, 4 and/or 5 disclosures with the SEC. The exercise price of stock option awards is the closing market price of the Company’s stock on the grant date.

Perquisites

In 2009, we prospectively eliminated most perquisites to our executive officers (including tax gross-ups), however, one of our named executive officers is contractually entitled to de minimus perquisites (including tax gross-ups) that were agreed to prior to 2009. The Company continues to honor these contractual obligations. Please see footnote 4 of the “2012 Summary Compensation Table” on page 20 of this Form 10-K/A.

Benefits

All executives have the right to participate in Company employee benefit programs (including medical, dental, vision, life, accidental death and dismemberment, dependent life, short-term and long-term disability, 401(k) plan, vacation/holidays, group legal and flexible spending accounts). Executives participate in the benefit plans on the same basis as all other eligible employees, except that as highly compensated employees, they pay a higher medical plan contribution rate than other covered employees.

Non-Qualified Deferred Compensation Plan

The Company’s 401(k) Restoration and Deferred Compensation Plan (“RESTORE Plan”) maintains the relative value of the Company’s 401(k) retirement plan benefit offered to all employees, but which is otherwise limited by Internal Revenue Code Section 415. This benefit is paid to equalize benefits (on the basis of the percent of base pay allocated to retirement funding) for all similarly situated executives. See the “Nonqualified Deferred Compensation – Fiscal Year 2012” table on page 24 of this Form 10-K/A.

Other Programs, Policies and Considerations

Stock Ownership Guidelines

The Company has adopted stock ownership guidelines for non-employee directors (see page 38 of this Form 10-K/A for a discussion of our non-employee directors’ stock ownership guidelines) and certain executive officers. These guidelines promote an ownership culture and long-term perspective, act as a form of risk mitigation and are intended to align their individual interests with those of the stockholders. The stock ownership guidelines require certain executives to own shares of the Company’s stock sufficient in number to satisfy the relevant amount specified below as a multiple of the executive’s annual base salary:

Multiple of Base Salary
Chief Executive Officer	5X
Executive Vice Presidents	4X
Senior Vice Presidents	2X
Other designated executives	1X

Executives are expected to achieve their stock ownership goals within five years of the date such executive becomes subject to the guidelines. Executives who do not meet the guidelines within the prescribed time frame may not be eligible for future stock grants. Ownership that counts towards satisfaction of the guidelines includes Common Stock held directly, Common Stock held in the Company’s 401(k) plan and the RESTORE Plan and unvested restricted stock. Stock options are not counted for these purposes.

The following table reflects, as of December 31, 2012, holdings of the Company’s stock by our named executive officers:

Executive	Guideline	Share Ownership Guideline	Shares Held as of 12/31/12	Percent of Guideline Met*
Wise	5X Base Salary	$4,500,000	658,976	656%
Giles**	4X Base Salary	2,400,000	32,981	62%
Bahr	4X Base Salary	2,400,000	86,637	162%
DeMovick**	4X Base Salary	2,400,000	5,368	10%
Zielinski	4X Base Salary	2,400,000	80,065	150%

*	Based on the closing market price of the Company’s stock on December 31, 2012 ($44.83).
**	Mr. Giles has until November 2015 and Mr. DeMovick has until March 2014 to achieve their stock ownership goals.

No Hedging Policy

To further align our executives with the interests of the Company’s stockholders, the Company’s Insider Trading and Confidentiality Policy for Employees prohibits transactions designed to limit or eliminate economic risks to our executives from owning the Company’s stock, such as transactions involving any form of margin arrangement, short sales and/or dealing in puts and calls of the Company’s stock or debt.

No Pledging of Shares

On March 6, 2013, we amended our Insider Trading and Confidentiality Policy for Employees to explicitly prohibit the pledging of shares of the Company’s stock. None of our named executive officers has pledged any shares of Coventry stock.

Recoupment Policy

On March 7, 2012, the Compensation Committee adopted a revised Executive Incentive Compensation Recoupment Policy with the understanding that it may subsequently need to be amended to ensure its compliance with the yet to be issued final rule and regulations under the Dodd-Frank Act pertaining to the recoupment of incentive-based compensation. This policy provides that in the event the Company is required to prepare an accounting restatement for any year commencing after December 31, 2010 due to the material noncompliance with any financial reporting requirement, which was caused by an executive officer’s willful commission of any act of fraud or dishonesty, or the gross recklessness in the performance of such executive officer’s duties and responsibilities, then the Company will recoup from the executive officer all or part of any annual incentive bonus and any mid-term or long-term incentive payments or equity grants received by such executive officer that were based on the financial statements that were subsequently restated. The establishment of the executive’s misconduct and the appropriate amounts, timing and form of any recoupment shall be determined by the Compensation Committee in its sole discretion. The recoupment policy applies to any former or current executive officer who received incentive compensation based on financial measures required to be reported under the securities laws within three years prior to the date the accounting restatement occurs.

Tax Deductibility of Named Executive Officer Compensation

In 2012, the Company also considered the impact of Internal Revenue Code Section 162(m) in its compensation strategies. Under Section 162(m) of the Internal Revenue Code, compensation paid in 2012 to any covered employee in excess of $1,000,000 cannot be taken by the Company as a tax deduction unless the compensation qualifies as performance-based compensation. The Company expects that a substantial portion of the performance awards paid to executives under the 2004 Incentive Plan will qualify as performance-based compensation.

The Patient Protection and Affordable Care Act added sub-Section 162(m)(6) to the Internal Revenue Code, which limits the tax deduction for compensation paid by covered health insurers to $500,000 per individual annually. This provision is effective for compensation paid beginning in January 2013, and also applies to compensation earned in years beginning after December 31, 2009, the payment of which has been deferred until years beginning after December 31, 2012. We anticipate that this reduction in deductibility will apply to our named executive officers and certain other executives compensated by the Company.

On November 14, 2012, the Compensation Committee approved amendments to the 2004 Incentive Plan and the EMIP, to provide that performance awards payable in respect of the 2012 fiscal year may be paid at any time following the date on which the Compensation Committee certifies that the applicable performance goals have been met, provided that all such payments must be made prior to March 15, 2013. The Compensation Committee’s decision to adopt the amendments was made in order to mitigate adverse tax consequences for Coventry under Section 162(m)(6) of the Internal Revenue Code.

In November 2012, in order to mitigate adverse tax consequences for Coventry under Section 162(m)(6) of the Internal Revenue Code, the Compensation Committee certified the achievement of target performance goals based upon the actual achievement of the established performance metrics (as described above) and individual performance in 2012, and determined the actual target amount of the EMIP award for each named executive officer, defined as a percentage of base salary. Once the Compensation Committee certified that the performance measurements had exceeded the applicable performance thresholds, each named executive officer employed as of December 31, 2012 received an actual award in cash equal to his target award. On February 22, 2013, each such named executive officer received an additional cash award under the EMIP equal to the excess of the total 2012 award due to the executive under the EMIP over the target amount paid to the executive in December 2012.

The Company has determined that it will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) of the Internal Revenue Code if such limitation is not in the best interests of the Company and its stockholders. The Compensation Committee reviews business and legal developments and assesses alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation philosophy and as determined to be in the best interests of the Company and its stockholders.

Post-Termination Arrangements

As of December 31, 2012, the Company had entered into employment agreements with Messrs. Wise, Giles, Bahr, DeMovick, and Zielinski which provide severance and change in control post-termination benefits. In the case of a change in control, post-termination benefits would not be payable unless the executive is terminated (as provided in the 2004 Incentive Pan) following or in connection with the change in control. These arrangements are provided to maintain executive continuity and leadership during potentially disruptive negotiations relating to potential mergers, acquisitions or other business combinations. They also serve to protect the stockholders’ interest in maintaining executive leadership so that goals and objectives in the best interest of stockholders are pursued.

For a discussion of potential payments that may be made in connection with the Merger, please see “Payments upon Termination Without Cause or Constructive Termination upon a Change in Control—Fiscal Year 2012” and “Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination—Fiscal Year 2012” beginning on pages 26 and 30, respectively, of this Form 10-K/A.

Effective January 1, 2012, the Company amended the employment agreements with Messrs. Wise and DeMovick. The amended agreements, among other things, provide for vesting conditions with respect to incentive awards upon termination without cause, constructive termination and following a change in control and settlement thereof. For more detail regarding post-termination arrangements, see pages 25 through 34 of this Form 10-K/A.

2012 Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Allen F. Wise	2012	$ 900,000	$ —	$ 7,599,996	$ —	$ 3,000,000	$ 467,577	$ 11,967,573
Chief Executive Officer	2011	600,000	—	9,599,998	—	2,400,000	388,685	12,988,683
	2010	600,000	2,750,000	6,864,000	—	3,000,000	433,413	13,647,413
Randy P. Giles	2012	$ 600,000	$ —	$ 1,004,990	$ 495,003	$ 800,000	$ 102,563	$ 3,002,556
Executive Vice President, Chief Financial Officer and Treasurer	2011	600,000	—	1,056,832	—	600,000	367,402	2,624,234
Michael D. Bahr	2012	$ 600,000	$ —	$ 1,842,511	$ 907,504	$ 950,000	$ 76,268	$ 4,376,283
Executive Vice President and Chief Operating Officer	2011 2010	600,000 478,850	— —	952,473 2,895,217	646,464 321,188	800,000 1,052,694	79,372 128,041	3,078,309 4,875,990
Harvey C. DeMovick Jr.	2012	$ 600,000	$ —	$ 2,949,989	$ —	$ 825,000	$ 197,166	$ 4,572,155
Executive Vice President, Human Resources, Customer Services Organization, Information Technology Division and Medical Management	2011 2010	600,000 600,000	— —	3,122,061 2,366,890	— —	750,000 700,000	66,882 81,073	4,538,943 3,747,963
Thomas C. Zielinski	2012	$ 600,000	$ —	$ 1,004,990	$ 495,003	$ 675,000	$ 99,418	$ 2,874,411
Executive Vice President and General Counsel	2011 2010	600,000 600,000	— —	793,734 2,326,500	538,725 481,782	500,000 980,307	105,343 81,963	2,537,802 4,470,552

(1)

Unless otherwise stated, the amounts reported in this column reflect the aggregate grant date fair value of such awards consistent with FASB Accounting Standards Codification Topic 718 “Compensation-Stock Compensation” (“ASC Topic 718”). The grant date fair value for full value awards (RSUs and PSUs) is the product of the closing market price of the Company’s common stock on the date of grant and the number of RSUs awarded and the target number of PSUs awarded. The grant date fair value of the RSUs and the target number of PSUs is reflected in the “Grants of Plan-Based Awards During Fiscal Year 2012” table on page 21 of this Form 10-K/A. The PSUs provide for a potential maximum payout of 150% of the target number of PSUs, with grant date fair values of such maximum PSU awards as follows: Mr. Wise, $7,637,985; Mr. Giles, $1,507,484; Mr. Bahr, $2,763,766; Mr. DeMovick, $2,964,474; and Mr. Zielinski, $1,507,484.

(2)

The amounts reported in this column reflect the aggregate grant date fair value of such awards consistent with ASC Topic 718. The assumptions used in determining the grant date fair value for each stock option grant are listed on pages 80 and 81 of the Original Form 10-K.

(3)

The amounts reported in this column reflect the amounts earned by each named executive officer under the Company’s EMIP in 2012, 2011 and 2010, as applicable. The material provisions of the EMIP are described beginning on page 12 of this Form 10-K/A. For 2010, in addition to EMIP awards, the amounts reported in this column also include payments of outstanding balances under the discontinued Mid-Term Executive Retention Plan for Messrs. Bahr ($52,694) and Zielinski ($280,307).

(4)	The amounts reported in this column reflect, for each named executive officer, the sum of the following:

Executive	Other Perquisite Related Amounts (a)	Relocation Expense Payment	Company Match Retirement Savings (b)	Company Match RESTORE Plan (b)	Group Life Insurance (c)	Total
Wise	$--	$--	$11,250	$442,731	$13,596	$467,577
Giles	--	--	11,250	89,826	1,487	102,563
Bahr	--	--	9,731	65,019	1,518	76,268
DeMovick	--	107,784(d)	11,250	69,750	8,382	197,166
Zielinski	20,312	--	11,250	63,500	4,356	99,418

(a)

This column reflects perquisites provided to named executive officers. Amount shown for Mr. Zielinski reflects a car allowance and related payments which the Company is contractually obligated to provide Mr. Zielinski pursuant to an arrangement established prior to 2009. Although personal use of corporate aircraft is permissible in certain instances, including the accompaniment of spouses on business trips, in 2012, none of the named executive officers incurred any incremental expenses associated with personal use of the Company’s corporate airplanes. Incremental cost is determined as the variable costs incurred by the Company net of reimbursements received from executives and does not include any costs that would have been incurred by the Company whether or not the personal trip was taken.

(b)

These columns represent, for each individual, a matching contribution by the Company on behalf of such individual under the Company’s Retirement Savings Plan and RESTORE Plan, as applicable. The matching percentage is the same for all eligible employees and is based upon the contributions each participant elects to make to the plan. The matching contributions by the Company under the RESTORE Plan were accrued and earned in 2012 but paid in 2013.

(c)	This column represents amounts paid for premiums on group life insurance for Messrs. Wise, Giles, Bahr, DeMovick and Zielinski.

(d)

Mr. DeMovick received this relocation expense payment in connection with his 2009 employment agreement. These payments were made pursuant to our relocation policy and reimbursement agreement, which applies generally to new and current employees of the Company who relocate at the request and for the benefit of the Company.

Grants of Plan-Based Awards During Fiscal Year 2012

The table below presents information regarding awards granted in 2012 to each named executive officer under the EMIP and 2004 Incentive Plan, including estimated possible and future payouts under non-equity incentive plan awards and other restricted stock and stock option awards.

Name	Type of Award	Grant Date	Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Wise	EMIP		$1,440,000	$1,800,000	$3,600,000
	PSU	1/3/2012				41,184	164,736	247,104			$5,091,990
	RSU(5)	1/3/2012					81,139				2,508,006
Giles	EMIP		$480,000	$600,000	$1,200,000
	Stock Option	5/24/2012							58,373	$29.98	$495,003
	PSU	5/24/2012				8,381	33,522	50,283			1,004,990
Bahr	EMIP		$480,000	$600,000	$1,200,000
	Stock Option	5/24/2012							107,017	$29.98	$907,504
	PSU	5/24/2012				15,365	61,458	92,187			1,842,511
DeMovick	EMIP		$360,000	$450,000	$900,000
	PSU	1/3/2012				15,986	63,944	95,916			$1,976,509
	RSU(5)	1/3/2012					31,494				973,480
Zielinski	EMIP		$360,000	$450,000	$900,000
	Stock Option	5/24/2012							58,373	$29.98	$495,003
	PSU	5/24/2012				8,381	33,522	50,283			1,004,990

(1)

The amounts reflected in these columns represent the potential payouts of the awards made under the EMIP in January 2012 as described in detail under “Short-Term Incentive Awards” beginning on page 12 of this Form 10-K/A. Actual payments under these awards were determined by the Compensation Committee and paid out in cash in December 2012 and February 2013.

(2)

The amounts reflected in these columns represent the following awards made under the 2004 Incentive Plan: (i) PSUs to Messrs. Wise, Giles, Bahr, DeMovick, and Zielinski that will fully vest on December 31, 2013 subject to the achievement of certain 2012 and 2013 performance goals; and (ii) performance-based RSUs to Messrs. Wise and DeMovick which were earned on December 31, 2012 based upon the achievement of the 2012 performance goals and which will vest on December 31, 2013 and be paid out in stock, cash or a combination thereof. Please see “Long-Term Incentive Awards” beginning on page 15 of this Form 10-K/A for further details.

(3)

The amounts reflected in this column represent stock option awards made to Messrs. Giles, Bahr and Zielinski under the 2004 Incentive Plan. These awards vest in three equal annual installments beginning on the first anniversary of the date of grant and have a ten-year term.

(4)

Grant date fair value of PSUs is calculated based on the target number of PSUs. See footnotes (1) and (2) to the “2012 Summary Compensation Table” on page 20 of this Form 10-K/A for further details on the grant date fair value of stock and option awards.

(5)

The RSUs granted to Messrs. Wise and DeMovick do not contain threshold or maximum award values. Please see “Long-Term Inventive Awards – 2012 Performance-Based Restricted Stock Units” on page 16 of this Form 10-K/A for further details.

Outstanding Equity Awards at 2012 Fiscal Year End

The table below summarizes the amount of unexercised and unvested stock options, unvested time-based and performance-based restricted stock awards and unvested RSUs and PSUs granted under the 2004 Incentive Plan for each named executive officer as of December 31, 2012. The vesting schedule for each grant can be found in the footnotes to this table, based on the grant date. For additional information on our equity awards, see “Long-Term Incentive Awards” beginning on page 15 of this Form 10-K/A.

	Option Awards (1)					Stock Awards (2)

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Type of Award	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Wise						PSU	1/3/2012				164,736	$7,385,115
						RSU	1/3/2012		40,570	$1,818,753	40,569	1,818,708
Giles	11/15/2010	24,876	24,937	$ 25.51	11/15/2020	RSA	11/12/2010		19,600	$878,668
	5/24/2012		58,373	29.98	5/24/2022	PSU	5/24/2012				33,522	$1,502,791
Bahr	12/14/2004	5,625		$34.95	12/14/2014	RSA	8/5/2009		5,000	$224,150
	6/20/2005	22,500		47.90	6/20/2015	RSA	10/8/2010	(3)	12,574	563,692
	5/22/2006	26,250		51.30	5/22/2016	RSA	10/8/2010	(4)	12,574	563,692
	5/22/2007	20,000		60.01	5/22/2017	RSA	6/22/2011		19,782	886,827
	5/19/2008	20,000		44.20	5/19/2018	PSU	5/24/2012				61,458	$2,755,162
	5/26/2010		13,333	20.46	5/26/2020
	6/22/2011	19,361	38,722	36.11	6/22/2021
	5/24/2012		107,017	29.98	5/24/2022
DeMovick						PSU	1/3/2012				63,944	$2,866,610
						RSU	1/3/2012		15,747	$705,938	15,747	705,938
Zielinski	6/20/2005	22,500		$47.90	6/20/2015	RSA	6/22/2011		16,485	$739,023
	5/22/2006	37,500		51.30	5/22/2016	PSU	5/24/2012				33,522	$866,839
	5/22/2007	50,000		60.01	5/22/2017
	5/19/2008	75,000		44.20	5/19/2018
	6/22/2009	33,333		18.07	6/22/2019
	5/26/2010		20,000	20.46	5/26/2020
	6/22/2011	16,135	32,268	36.11	6/22/2021
	5/24/2012		58,373	29.98	5/24/2022

(1)	Stock option awards made prior to 2009 vest in equal annual installments over four years. Stock option awards made in 2009, 2010, 2011, and 2012 vest in equal annual installments over three years.

(2)

The restrictions on restricted stock awards (denoted in the table as “RSA”) will lapse in four equal annual installments beginning on the first anniversary of the grant date. PSUs granted to Messrs. Wise and DeMovick will vest on December 31, 2013, subject to achievement of the applicable performance goals. PSUs granted to Messrs. Giles, Bahr and Zielinski will vest in three equal annual installments on December 31, 2013, 2014 and 2015, subject to achievement of the applicable performance goals and continued employment. RSUs granted to Messrs. Wise and DeMovick vest in two equal annual installments on December 31, 2012 and December 31, 2013, subject to achievement of the applicable performance goals. RSUs granted to Messrs. Wise and DeMovick are paid out in 2014.

(3)

Represents an award of time-based restricted stock made to Mr. Bahr in connection with his promotion. This award vests upon the passage of time in four equal annual installments commencing on the first anniversary of the date of grant.

(4)

Represents an award of performance-based restricted stock made to Mr. Bahr in connection with his promotion. This award was subject to the achievement of 2011 EPS performance goals, which were achieved. Accordingly, the restrictions will lapse in equal increments over a four-year period, with the first increment vested on February 8, 2012 and the remaining three increments vesting annually thereafter on the anniversary of the grant date.

(5)	The market value of awards is based on $44.83, the closing price of the Common Stock on December 31, 2012.

Option Exercises and Stock Vested in Fiscal Year 2012

The table below summarizes, for each named executive officer, the number of shares acquired upon the exercise of stock options and the vesting of stock awards in 2012 (with the value realized, based on the closing price per share of our Common Stock on the date of exercise or vesting).

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Wise	500,000	$9,695,000	—	$—
Giles	25,000	462,431	9,800	415,520
Bahr	56,667	1,287,507	30,457	1,115,604
DeMovick	229,885	4,401,058	103,448	3,340,336
Zielinski	27,500	537,591	10,496	395,613

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise or base price of the options.

(2)	Represents restricted stock that vested in 2012.

(3)	Determined by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

Nonqualified Deferred Compensation — Fiscal Year 2012

The table below summarizes (i) the contributions made by each named executive officer and the Company in 2012, (ii) aggregate earnings on each named executive officer’s account balance in 2012, and (iii) the account balance of each of our named executive officers under the RESTORE Plan as of December 31, 2012.

Name	Executive Contributions in 2012 ($)(1)	Company Contributions in 2012 ($)(2)	Aggregate Earnings in 2012 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance as of 12/31/2012 ($)(5)
Wise	$1,684,719	$442,731	$722,423	$—	$4,290,555
Giles	95,320	89,826	9,040	—	143,527
Bahr	57,750	65,019	163,882	—	1,087,023
DeMovick	1,614,019	69,750	393,274	393,269	4,417,909
Zielinski	57,750	63,500	92,804	—	938,307

(1)

These amounts are included in the 2012 Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns, and reflect amounts accrued and earned in 2012, but paid in 2013.

(2)

Company contributions to the RESTORE Plan. These amounts are reported in the “All Other Compensation” column of the 2012 Summary Compensation Table and reflect amounts accrued and earned in 2012, but paid in 2013.

(3)

For the RESTORE Plan, earnings are based solely on the results of the investment choices made by the named executive officers. The investment choices are the same funds as are available to all employees participating in the Company’s 401(k) plan and do not provide any above market earnings opportunities.

(4)

At the time of his retirement from the Company in 2007, Mr. DeMovick began to receive a portion of the balance of his Restore Plan account in monthly payments over a five-year period based upon his 1997 RESTORE Plan payout election. This balance was comprised predominantly of Mr. DeMovick’s own contributions to the RESTORE Plan over the course of 10 years, although it also included Company matches which Mr. DeMovick, like all other participants, was eligible to receive. This distribution represents payments made during 2012, the last year of the five-year payout cycle, under the terms of the RESTORE Plan. While Mr. DeMovick was re-hired by the Company in March 2009, he continued to receive distributions according to the terms of the RESTORE Plan.

(5)

The amounts in this column were reported as compensation to the named executive officers in the Summary Compensation Tables in prior years’ proxy statements: Mr. Wise- $756,803 (in 2011) and $847,356 (in 2010); Mr. Giles- $39,609 (in 2011)

Mr. Bahr- $122,754 (in 2011) and $88,412 (in 2010); Mr. DeMovick- $1,169,265 (in 2011) and $724,192 (in 2010); and Mr. Zielinski- $94,763 (in 2010). Amounts reported in this column do not include Company or named executive officers’ contributions accrued and earned in 2012, but paid in 2013.

Payments upon Termination — Fiscal Year 2012

The table below summarizes the benefits that the named executive officers would have received in the event of a termination of employment under the circumstances described below as of December 31, 2012. Because the calculations in the table are based upon SEC disclosure rules and made as of a specific date, there can be no assurance that an actual termination of employment would result in the same or similar compensation being paid. For purposes of valuing equity awards, we have assumed a per share value of $44.83, the closing price of the Common Stock on December 31, 2012.

	Wise	Giles	Bahr	DeMovick	Zielinski
Death Benefits
Lump Sum Payment	$1,800,000(1)	$375,000(5)	$900,000(5)	$450,000(1)	$600,000(5)
Potential Payout under EMIP(2)	3,000,000	800,000	950,000	825,000	675,000
Benefit Continuation(3)	15,525	9,913	9,741	6,727	20,263
Accelerated Stock Vesting(4)	-	2,783,014	4,490,232	-	2,374,678
Accelerated Restricted Stock Unit Vesting	1,818,731	-	-	705,938	-
Accelerated Performance Stock Unit Vesting	7,385,115	1,502,791	2,755,162	2,866,610	1,502,791

Total	$14,019,371	$5,470,718	$9,105,135	$4,854,275	$5,172,732
Long-Term Disability Benefit
Lump Sum Payment	$1,800,000(1)	$375,000(5)	$900,000(5)	$450,000(1)	$600,000(5)
Potential Payout under EMIP(2)	3,000,000	800,000	950,000	825,000	675,000
Present Value Long-Term Disability (“LTD”) Exec Excess Payments	-	-	-	-	780,000
Benefit Continuation(3)	31,492	15,062	14,784	13,680	19,481
Accelerated Stock Vesting(4)	-	2,783,014	4,490,232	-	2,374,678
Accelerated Restricted Stock Unit Vesting	1,818,731	-	-	705,938	-
Accelerated Performance Stock Unit Vesting	7,385,115	1,502,791	2,755,162	2,866,610	1,502,791

Total	$14,035,338	$5,475,867	$9,110,178	$4,861,228	$5,951,950
Termination Without Cause (6) or Constructive Termination (7)
Severance	$5,700,000(8)	$600,000	$600,000	$600,000(9)	$1,200,000
Benefit Continuation(3)	20,995	15,062	14,784	13,680	9,741
Accelerated Stock Vesting(4)	-	1,395,313	2,106,980	-	1,163,390
Accelerated Restricted Stock Unit Vesting	1,818,731	-	-	705,938	-
Accelerated Performance Stock Unit Vesting	3,692,557	-	-	1,433,305	-

Total	$11,232,283	$2,010,375	$2,721,764	$2,752,923	$2,373,131

(1)

In accordance with their employment agreements, Messrs. Wise and DeMovick are entitled to a lump sum severance payment upon termination due to death or disability in an amount equal to 100% of their target annual bonus for the year in which such termination occurs.

(2)

Under the EMIP, if a participant is terminated due to death or disability before an incentive award is paid, the Compensation Committee may, in its discretion, determine that the participant shall be paid a prorated portion of the incentive award that the participant would have received. For purposes of this table, we have assumed a payout of 100% of the actual annual bonus awarded to each named executive officer under the EMIP in 2012.

(3)	Company-paid premiums to provide coverage for medical, dental and vision in accordance with employment agreements.

(4)	Represents acceleration of restricted stock and non-qualified stock options.

(5)

In accordance with their employment agreements, Messrs. Giles, Bahr, and Zielinski are entitled to a lump sum payment equal to the average annual bonus compensation paid in the two calendar years immediately preceding the year of termination due to death or disability.

(6)

Under the employment agreements with each of our named executive officers, “termination without cause” means termination by the Company other than due to the named executive officer’s death or disability or “termination with cause.” Under the employment agreements with each of our named executive officers, “termination with cause” means termination by the Company, acting in good faith, by written notice to the named executive officer specifying the event relied upon for such termination, due to: (i) the named executive officer’s indictment or conviction of a felony, (ii) the named executive officer’s intentional perpetration of a fraud, theft, embezzlement or other act of dishonesty, (iii) the named executive officer’s intentional breach of a trust or fiduciary duty which materially adversely affects the Company or its stockholders, or (iv) in the cases of Messrs. Giles and Bahr, the named executive officer’s violation or breach of their respective Restrictive Covenants Agreement (which, among other things, contain restrictions on the use and disclosure of confidential information and customary non-competition and non-solicitation provisions).

(7)

Under the employment agreements with Messrs. Wise, Bahr and Zielinski, “constructive termination” means termination by the named executive officer which follows (1) a reassignment of duties, responsibilities, title, or reporting relationships (including, in the case of Mr. Wise, being required to report to anyone other than the ultimate controlling entity’s board of directors after a “change in control”) that are not at least the equivalent of the named executive officer’s then current position as set forth in his employment agreement, or a material reduction in the compensation and benefits provided pursuant to his employment agreement, (2) the intentional or material breach by the Company of the named executive officer’s employment agreement, (3) a reassignment, after a “change in control,” to a geographic location more than 50 miles from the named executive officer’s primary office location or (4) in the case of Mr. Wise, the continuous and material involvement of the Board in the management of the Company, on a level not warranted by exceptional circumstances, that is clearly greater than that previously exercised by the Board. Under the employment agreement with Mr. DeMovick, “constructive termination” means termination by Mr. DeMovick which follows (1) a reassignment of duties or responsibilities that are not at least the equivalent of his current position as set forth in his employment agreement, a change in his current title or in his reporting relationship to Mr. Wise as Chief Executive Officer of the Company, or an involuntary material reduction in the compensation and benefits provided in his employment agreement, (2) the intentional or material breach by the Company of his employment agreement, or (3) an involuntary reassignment, after a “change in control,” to a geographic location more than 50 miles from the his primary office location. Under the employment agreement with Mr. Giles, “constructive termination” means termination by Mr. Giles after a “change in control” and a reassignment of duties and responsibilities that are not at least the equivalent of his then current position as set forth in his employment agreement. The employment agreement with Mr. Giles does not provide for severance upon constructive termination not in connection with a change in control.

(8)

In addition to a payment equal to his annual base salary and target incentive bonus, Mr. Wise is entitled to a pro rata portion of his annual incentive award for the portion of the year during which he was employed. For purposes of this table, we have included 100% of the actual bonus awarded to Mr. Wise under the EMIP in 2012.

(9)	Mr. DeMovick is entitled to base salary for the remainder of the term of his employment agreement, which, as of December 31, 2012, was set to end on December 31, 2013.

Payments upon Termination Without Cause or Constructive Termination upon a Change in Control – Fiscal Year 2012(1)(2)

The following table, subject to the assumptions set forth below, sets forth certain payments that would be payable to our named executive officers if the Merger was consummated on December 31, 2012 and the named executive officer suffered a termination without cause or a constructive termination.

Name	Cash	Equity	Pension/Non- Qualified Deferred Compensation (18)	Perquisites/ Benefits (19)	Tax Reimbursement	Other	Total

Wise (3)	$4,500,000(8)	$9,315,802(9)	—	$31,492	—	—	$13,847,294
Giles (4)	1,200,000(10)	3,804,495(11)	—	15,061	—	—	5,019,556
DeMovick (5)	1,050,000(12)	3,616,013(13)	—	14,784	—	—	4,680,797
Bahr (6)	1,200,000(14)	7,539,387(15)	—	13,680	—	—	8,753,067
Zielinski (7)	2,400,000(16)	4,166,927(17)	—	19,481	—	—	6,586,408

(1)	All amounts set forth in this table are based on the following assumptions:

•

the Aetna Closing Price is equal to $46.53, which is the average of the volume weighted averages of the trading prices of Aetna common stock on NYSE on each of the five consecutive trading days ending on the trading day that is two trading days prior to December 31, 2012;

•	the named executive officer is terminated without cause or a constructive termination occurs on December 31, 2012;

•	the Equity Award Cash Consideration is $45.38 (which is based on the Aetna Closing Price set forth above); and

•	the Merger is completed on December 31, 2012.

(2)

Under the employment agreements with each of our named executive officers, a “change in control” shall occur if at any time, substantially all of the assets of the Company are sold or transferred by sale, merger or otherwise, to an entity which is not a direct or indirect subsidiary of the Company, or if any “person” (as such term is used in Sections 13(d) or 14(d) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the then existing outstanding securities of the Company. The pending Merger with Aetna, if consummated, will constitute a change in control under each of these employment agreements.

(3)

Pursuant to the terms of the Employment Agreement between the Company and Allen F. Wise, dated April 30, 2009, as amended on June 16, 2010 and January 31, 2012, if Mr. Wise suffers a termination without cause or a constructive termination following a change in control, Mr. Wise is entitled to the following: (a) his then-current base salary until the date of termination plus the pro rata portion of the target annual incentive bonus under the EMIP for the then-current year; (b) a lump-sum severance payment on the date of termination equal to the sum of the annual amount of Mr. Wise’s then-current base salary and the target annual incentive bonus of Mr. Wise set by the Compensation Committee under the EMIP for the then-current year; (c) for 36 months following such termination, the cost of Mr. Wise’s medical, dental and vision insurance in effect at the date of such termination; and (d) the accelerated vesting of all outstanding Company stock options, PSUs, RSUs and restricted shares held by Mr. Wise. Pursuant to the terms of the Merger Agreement, each PSU and RSU held by Mr. Wise will vest upon completion of the Merger, regardless of his termination.

(4)

Pursuant to the terms of the Employment Agreement between the Company and Randy Giles, dated April 29, 2011, if Mr. Giles suffers a termination without cause or a constructive termination within two years following a change in control, Mr. Giles is entitled to the following: (a) his then-current base salary paid through the date of termination plus a lump-sum payment equal to his base salary and target annual incentive bonus under the EMIP for the year in which the termination occurs; (b) for 12 months following termination, the cost of Mr. Giles’ medical, dental and vision insurance in effect at the date of termination; and (c) all of Mr. Giles’ outstanding Company stock options and restricted shares will vest in full. In addition, pursuant to the terms of the applicable award agreement, all outstanding PSUs owned by Mr. Giles will vest upon a change in control.

(5)

Pursuant to the terms of the Employment Agreement between the Company and Harvey C. DeMovick, dated as of May 17, 2009, as amended on February 7, 2012, if Mr. DeMovick suffers a termination without cause or a constructive termination following a change in control, Mr. DeMovick is entitled to the following: (a) his then-current base salary paid through the date of termination plus a lump-sum payment equal to his base salary and target annual incentive bonus under the EMIP for the year in which the termination occurs for the lesser of one year or the balance of the then-current contract term; (b) for 12 months following such termination, the cost of Mr. DeMovick’s medical, dental and vision insurance in effect as of the date of termination, subject to his formal election; and (c) upon such termination, the vesting of all outstanding Company stock options, PSUs and RSUs.

(6)

Pursuant to the terms of the Employment Agreement between the Company and Michael D. Bahr, dated May 18, 2010, if Mr. Bahr suffers a termination without cause or a constructive termination within two years following a change in control, Mr. Bahr is entitled to the following: (a) his then-current base salary paid through the date of termination plus a lump-sum payment equal to his base salary and target annual incentive bonus under the EMIP for the year in which the termination occurs; (b) for 12 months, the cost of Mr. Bahr’s medical, dental and vision insurance in effect at the date of termination; and (c) all of Mr. Bahr’s outstanding Company stock options and restricted shares will vest in full. In addition, pursuant to the terms of the applicable award agreements, all outstanding PSUs owned by Mr. Bahr will vest upon a change in control.

(7)

Pursuant to the terms of the Employment Agreement between the Company and Thomas C. Zielinski, dated January 1, 2008, if Mr. Zielinski suffers a termination without cause or a constructive termination within two years following a change in control, Mr. Zielinski is entitled to the following: (a) a lump-sum payment equal to twice his base salary and his average bonus for the two (2) calendar years immediately preceding the year of termination; (b) for 24 months, the cost of Mr. Zielinski’s medical, dental and vision insurance in effect at the date of termination; and (c) all of Zielinski’s outstanding Company stock options and restricted shares will vest in full. In addition, pursuant to the terms of the applicable award agreements, all outstanding PSUs owned by Mr. Zielinski will vest upon a change in control.

(8)	Assumes termination without cause or constructive termination on December 31, 2012, and represents the “double trigger” cash severance payment calculated as follows:

Base Salary to the Date of Termination(a)	Pro Rata Portion of EMIP(b)	Lump-Sum Payment(c)	Total
N/A	$ 1,800,000	$2,700,000	$4,500,000

(a)	Assumes Mr. Wise’s base salary for periods during which he was employed has been paid in full prior to termination.

(b)	Represents payment of 100% of Mr. Wise’s incentive target for 2012 under the EMIP.

(c)	Represents a lump-sum payment equal to Mr. Wise’s base salary for 2012 ($900,000) plus an amount equal to his incentive target for 2012 under the EMIP, or 200% of his base salary.

(9)

The value associated with Mr. Wise’s equity in the table above was calculated by multiplying the estimated Equity Award Cash Consideration ($45.38) by the number of unvested RSUs and PSUs held by Mr. Wise as of December 31, 2012 (205,305). We have assumed that one-half of the RSUs granted to Mr. Wise in 2012 have vested as of December 31, 2012, prior to completion of the Merger. Mr. Wise does not have any Company stock options or restricted shares.

(10)	Assumes termination without cause or constructive termination on December 31, 2012, and represents the “double trigger” cash severance payment calculated as follows:

Base Salary to the Date of Termination(a)	Pro Rata Portion of EMIP	Lump-Sum Payment(b)	Total
N/A	N/A	$1,200,000	$1,200,000

(a)	Assumes Mr. Giles’ base salary for periods during which he was employed has been paid in full prior to termination.

(b)	Amount reflects a lump-sum payment equal to Mr. Giles’ base salary in 2012 ($600,000) plus an amount equal to Mr. Giles’ incentive target for 2012 under the EMIP, or 100% of his base salary.

(11)

The aggregate dollar value in the table above attributable to Mr. Giles’ unvested in-the-money options (83,310) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($28.64). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Giles, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by Mr. Giles (19,600). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Giles (33,522). Mr. Giles does not have any Underwater Options.

(12)	Assumes termination without cause or constructive termination on December 31, 2012, and represents the “double trigger” cash severance payment calculated as follows:

Base Salary to the Date of Termination(a)	Pro Rata Portion of EMIP	Lump-Sum Payment(b)	Total
N/A	N/A	$1,050,000	$1,050,000

(a)	Assumes Mr. DeMovick’s base salary for periods during which he was employed has been paid in full prior to termination.

(b)	Represents a lump-sum payment equal to Mr. DeMovick’s base salary for 2012 ($600,000) plus an amount equal to his incentive target for 2012 under the EMIP, or 75% of his base salary.

(13)

Assumes termination without cause or constructive termination on December 31, 2012. The value associated with Mr. DeMovick’s equity in the table above was calculated by multiplying the estimated Equity Award Cash Consideration ($45.38) by the number of unvested RSUs and PSUs held by Mr. DeMovick as of December 31, 2012 (79,691). We have assumed that one-half of the RSUs granted to Mr. DeMovick in 2012 have vested as of December 31, 2012, prior to the completion of the Merger. Mr. DeMovick does not have any Company stock options or restricted shares.

(14)	Assumes termination without cause or constructive termination on December 31, 2012, and represents the “double trigger” cash severance payment calculated as follows:

Base Salary to the Date of Termination(a)	Pro Rata Portion of EMIP	Lump-Sum Payment(b)	Total
N/A	N/A	$1,200,000	$1,200,000

(a)	Assumes Mr. Bahr’s base salary for periods during which he was employed has been paid in full prior to termination.

(b)	Represents a lump-sum payment equal to Mr. Bahr’s base salary for 2012 ($600,000), plus an amount equal to his incentive target for 2012 under the EMIP, or 100% of his base salary.

(15)

The aggregate dollar value in the table above attributable to Mr. Bahr’s unvested in-the-money options (159,072) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($30.67). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Bahr, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by

Mr. Bahr (49,930). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Bahr (61,458). The aggregate dollar value attributable to Mr. Bahr’s Underwater Options (68,750) was calculated by multiplying each Underwater Option by a value within the range of $1.00 and $4.00 depending on the exercise price of the Underwater Option. The aggregate dollar value attributable to Mr. Bahr’s Underwater Options will only be received by Mr. Bahr if he remains employed by the surviving corporation or Aetna through the earlier to occur of the one-year anniversary of the Merger or a termination of employment due to death, disability, an involuntary termination without cause or a constructive termination.

(16)	Assumes termination without cause or constructive termination on December 31, 2012, and represents the “double trigger” cash severance payment calculated as follows:

Base Salary to the Date of Termination(a)	Pro Rata Portion of EMIP	Lump-Sum Payment(b)	Total
N/A	N/A	$2,400,000	$2,400,000

(a)	Assumes Mr. Zielinski’s base salary for periods during which he was employed has been paid in full prior to termination.

(b)	Represents a lump-sum payment equal to 200% of Mr. Zielinski’s base salary for 2012 ($600,000) plus an amount equal to 200% of his average bonus for the two years preceding his termination ($600,000).

(17)

The aggregate dollar value in the table above attributable to Mr. Zielinski’s unvested in-the-money options (110,641) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($30.05). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Zielinski, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by Mr. Zielinski (16,485). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Zielinski (33,522). The aggregate dollar value attributable to Mr. Zielinski’s Underwater Options (110,000) was calculated by multiplying each Underwater Option by a value within the range of $1.00 and $4.00 depending on the exercise price of the Underwater Option. The aggregate dollar value attributable to Mr. Zielinski’s Underwater Options will only be received by Mr. Zielinski if he remains employed by the surviving corporation or Aetna through the earlier to occur of the one-year anniversary of the Merger or a termination of employment due to death, disability, an involuntary termination without cause or a constructive termination.

(18)	All named executive officers are fully vested with respect to Coventry’s deferred compensation programs.

(19)	Represents premiums with respect to medical, dental and vision insurance.

Payments upon Change in Control Assuming No Termination Without Cause or Constructive Termination – Fiscal Year 2012 (1)

The following table, subject to the assumptions set forth below, sets forth certain payments that would be payable to our named executive officers if the Merger occurred on December 31, 2012.

Name	Cash	Equity	Pension / Non- Qualified Deferred Compensation	Perquisites/ Benefits	Tax Reimbursement	Other	Total
Wise	—	$9,315,802(2)	—	—	—	—	$9,315,802
Giles	—	3,804,495(3)	—	—	—	—	3,804,495
DeMovick	—	—(4)	—	—	—	—	—
Bahr	—	7,539,387(5)	—	—	—	—	7,539,387
Zielinski	—	4,166,927(6)	—	—	—	—	4,166,927

(1)	All amounts set forth in this table are based on the following assumptions:

•

the Aetna Closing Price is equal to $46.53, which is the average of the volume weighted averages of the trading prices of Aetna common stock on the NYSE on each of the five consecutive trading days ending on the trading day that is two trading days prior to December 31, 2012;

•	the named executive officer is either (1) not terminated, or (2) terminated on December 31, 2012 for reasons other than (i) death, (ii) disability, or (iii) without cause or constructive termination.

•	the Equity Award Cash Consideration is $45.38 (which is based on the Aetna Closing Price set forth above); and

•	the Merger is completed on December 31, 2012.

(2)

Pursuant to the terms of the Merger Agreement, each PSU and RSU held by Mr. Wise will vest and be paid out upon completion of the Merger, regardless of whether or not Mr. Wise’s employment with the Company is terminated. The value associated with Mr. Wise’s equity in the table above was calculated by multiplying the estimated Equity Award Cash Consideration ($45.38) by the number of unvested RSUs and PSUs held by Mr. Wise as of December 31, 2012 (205,305). Mr. Wise does not have any Company stock options or restricted shares.

(3)

Pursuant to the terms of the applicable award agreement, all outstanding Coventry restricted stock and PSUs owned by Mr. Giles will vest upon a change in control, regardless of whether or not Mr. Giles’ employment with the Company is terminated. In addition, pursuant to the terms of the Merger Agreement, all unvested stock options will vest as of the effective time of the Merger, regardless of whether or not Mr. Giles’ employment with the Company is terminated. The aggregate dollar value in the table above attributable to Mr. Giles’ unvested in-the-money options (83,310) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($28.64). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Giles, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by Mr. Giles (19,600). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Giles (33,522). Mr. Giles does not have any Underwater Options.

(4)

In the event that Mr. DeMovick does not suffer a termination without cause or a constructive termination in connection with completion of the Merger, each RSU and PSU held by Mr. DeMovick will convert at completion of the Merger into a cash-settled restricted stock unit with the number of Aetna common shares underlying such cash-settled restricted stock unit equal to (1) the number of shares of Coventry Common Stock subject to such Coventry stock unit immediately prior to completion of the Merger multiplied by (2) the Equity Award Cash Consideration divided by the Aetna Closing Price. Each such cash-settled restricted stock unit will be subject to the same terms and conditions (including service-based vesting) that applied to the corresponding Coventry stock unit immediately prior to completion of the Merger. Because this conversion will not result in an accelerated vesting of Coventry equity awards, no amount is reported in this table. Mr. DeMovick does not have any Company stock options or restricted shares.

(5)

Pursuant to the terms of the applicable award agreements, all outstanding Coventry restricted stock and PSUs owned by Mr. Bahr will vest upon a change in control, regardless of whether or not Mr. Bahr’s employment with the Company is terminated. In addition, pursuant to the terms of the Merger Agreement, all unvested stock options will vest as of the effective time of the Merger, regardless of whether or not Mr. Bahr’s employment with the Company is terminated. The aggregate dollar value in the table above attributable to Mr. Bahr’s unvested in-the-money options (159,072) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($30.67). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Bahr, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by Mr. Bahr (49,930). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Bahr (61,458). The aggregate dollar value attributable to Mr. Bahr’s Underwater Options (68,750) was calculated by multiplying each Underwater Option by a value within the range of $1.00 and $4.00 depending on the exercise price of the Underwater Option. The aggregate dollar value attributable to Mr. Bahr’s Underwater Options will only be received by Mr. Bahr if he remains employed by the surviving corporation or Aetna through the earlier to occur of the one-year anniversary of the Merger or a termination of employment due to death, disability, an involuntary termination without cause or a constructive termination.

(6)

Pursuant to the terms of the applicable award agreements, all outstanding PSUs owned by Mr. Zielinski will vest upon a change in control, regardless of whether or not Mr. Zielinski’s employment with the Company is terminated. In addition, pursuant to the terms of the Merger Agreement, all unvested stock options will vest as of the effective time of the Merger, regardless of whether or not Mr. Zielinski’s employment with the Company is terminated. The aggregate dollar value in the table above attributable to Mr. Zielinski’s unvested in-the-money options (110,641) was calculated by multiplying the number of unvested in-the-money options by the difference between the estimated Equity Award Cash Consideration ($45.38) and the weighted average exercise price of such unvested in-the-money options ($30.05). For purposes of calculating the aggregate dollar value attributable to the accelerated vesting of the restricted shares held by Mr. Zielinski, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of restricted shares held by Mr. Zielinski (16,485). For purposes of calculating the aggregate dollar value attributable to the vesting of PSUs, the estimated Equity Award Cash Consideration ($45.38) was multiplied by the number of PSUs held by Mr. Zielinski (33,522). The aggregate dollar value attributable to Mr. Zielinski’s Underwater Options (110,000) was calculated by multiplying each Underwater Option by a value within the range of $1.00 and $4.00 depending on the exercise price of the Underwater Option. The aggregate dollar value attributable to Mr. Zielinski’s Underwater Options will only be received by Mr. Zielinski if he remains employed by the surviving corporation or Aetna through the earlier to occur of the one-year anniversary of the Merger or a termination of employment due to death, disability, an involuntary termination without cause or a constructive termination.

Employment Agreement Summary as of December 31, 2012 (1)

Feature	Wise	Giles	Bahr	DeMovick	Zielinski
Current Term End	1/26/2009 to 12/31/2013	5/02/2012 to 5/01/2013	5/18/2012 to 5/17/2013	2/2/2009 to 12/31/2013	1/1/2012 to 12/31/2012
Renewal	No automatic renewal.	Year-to-year	Year-to-year	No automatic renewal.	Year-to-year
Base Salary	Not less than $900,000, to be reviewed annually and increased from time to time.	Not less than $600,000, to be reviewed annually and increased from time to time.	Not less than $450,000, to be reviewed annually and increased from time to time.	Not less than $600,000, to be reviewed annually and increased from time to time.	Not less than $475,000, to be reviewed annually and increased from time to time.
Minimum Target Annual Incentive	Executive Management Incentive Plan at 200%	Executive Management Incentive Plan at 100%	Executive Management Incentive Plan at 75%	Executive Management Incentive Plan at 75%	Executive Management Incentive Plan at 75%
Vacation	Four weeks.	Four weeks.	Four weeks.	Four weeks.	Four weeks.
Auto	Not applicable.	Not applicable.	Not applicable.	Not applicable.	Monthly allowance (tax gross-up).
Airplane Allowance	Use of and reimbursement for executive-owned aircraft used in connection with business travel not to exceed $6,500 per hour.	None.	None.	None.	None.
Death Benefit	Any earned but unpaid base salary plus a lump sum equal to the target annual incentive bonus for the year in which the death occurs. Cost of medical, dental and vision premiums for surviving spouse (36 months). All unvested outstanding awards will vest in full.	Any earned but unpaid base salary plus a lump sum equal to the average annual bonus compensation for two years preceding year in which the death occurs. Cost of medical, dental and vision premiums for surviving spouse (12 months). Unvested stock options and restricted shares will vest.	Any earned but unpaid base salary plus a lump sum equal to average annual bonus compensation for the two calendar years immediately preceding death. Cost of medical, dental and vision premiums for surviving spouse (12 months). Unvested outstanding stock options and restricted shares will vest.	Any earned but unpaid base salary plus a lump sum equal to the target annual incentive bonus for the year in which the death occurs. Cost of medical, dental and vision premiums for surviving spouse (12 months). Unvested stock options, RSUs and PSUs will vest.	Any earned but unpaid base salary plus a lump sum equal to average annual bonus compensation two calendar years immediately preceding death. Cost of medical, dental and vision premiums for surviving dependents (24 months). Unvested stock options and restricted shares vest.
Disability Benefit	Any earned but unpaid base salary plus a lump sum equal to the target annual incentive bonus for the year in which the disability occurs. Cost of medical, dental and vision premiums (36 months). All unvested outstanding awards shall vest in full.	Any earned but unpaid base salary plus a lump sum equal to the average annual bonus compensation for two years preceding year in which the disability occurs. Cost of medical, dental and vision premiums (12 months). Unvested stock options and restricted shares will vest.	Any earned but unpaid base salary plus a lump sum equal to average annual bonus compensation for the two years immediately preceding disability. Cost of medical, dental and vision premiums (12 months). Unvested outstanding stock options and restricted shares will vest.	Any earned but unpaid base salary plus a lump sum equal to the target annual incentive bonus for the year in which the disability occurs. Cost of medical, dental and vision premiums (12 months). Unvested stock options, RSUs and PSUs will vest.	Base pay until eligible for LTD benefits (six months), then 60% of pre-disability earnings (to age 65) to extent not paid by LTD program. Lump sum equal to average annual bonus compensation last two calendar years immediately preceding disability and cost of medical, dental and vision premiums (24 months). Unvested stock options and restricted shares will vest.
Termination of Agreement	With or without cause upon 90 days’ notice.	With or without cause upon 30 days’ notice.	With or without cause upon 30 days’ notice.	With or without cause upon 60 days’ notice.	With or without cause upon 90 days’ notice.
Termination Without Cause or Constructive Termination (with respect to Messrs. Wise, Bahr, DeMovick, and Zielinski)	Executive will be paid current base salary until date of termination plus a pro rata portion of any earned incentive under the annual incentive plan. A lump sum severance payment equal to the executive’s annual base salary plus target annual incentive bonus. Cost of medical, dental and vision premiums (24 months). A pro rata portion of PSUs and RSUs will vest provided performance triggers are met and will be settled in cash.	Base salary for 12 months, including costs for medical, dental and vision premiums. Credit for 12 months accelerated vesting on all outstanding unvested stock options and restricted shares.	Base salary for 12 months, including costs for medical, dental and vision premiums. Credit for 12 months accelerated vesting on all outstanding unvested stock options and restricted shares.	Base salary paid through the balance of remaining contract term but no more than one year. Cost of medical, dental and vision premiums (12 months). A pro rata portion of PSUs and RSUs will vest provided performance triggers are met and will be settled in cash.	One times sum of base salary and average earned bonus for the previous two calendar years immediately preceding year of termination (paid monthly over a one year period). Cost of medical, dental and vision premiums (12 months). Credit for 12 months accelerated vesting on all outstanding unvested stock options and restricted shares.

Feature	Wise	Giles	Bahr	DeMovick	Zielinski
Termination Without Cause or Constructive Termination Following a Change-in-Control	Executive will be paid current base salary until date of termination plus a pro rata portion of any earned incentive under the annual incentive plan. A lump sum severance payment equal to the executive’s annual base salary plus target annual incentive bonus. Cost of medical, dental and vision premiums (36 months). Unvested equity awards will vest and be settled in cash or a combination of cash and stock based on the price per share paid in the change in control.	Executive will be paid current base salary until date of termination plus a lump sum payment equal to annual base salary and target annual incentive. Cost of medical, dental and vision premiums (12 months). Unvested stock options and restricted shares will vest.	Executive will be paid current base salary until date of termination plus a lump sum payment equal to annual base salary and target annual incentive. Cost of medical, dental and vision premiums (12 months). Unvested stock options and restricted shares will vest.	Executive will be paid current base salary until date of termination plus a lump sum payment equal to annual base salary and target annual incentive. Cost of medical, dental and vision premiums (12 months). Unvested stock options will vest. Unvested PSUs and RSUs will vest and be settled in cash or a combination of cash and stock based on the price per share paid in the change in control.	Lump sum equal to two times sum of base salary and average earned bonus for the previous two calendar years immediately preceding the year of termination. Cost of medical, dental, and vision premiums (24 months). Unvested stock options and restricted shares will vest.
Termination With Cause or Voluntary Resignation	No obligation to pay executive any amounts of unearned compensation or benefits. Unvested stock options, RSUs and PSUs will be forfeited.	No obligation to pay executive any amounts of unearned compensation or benefits.	No obligation to pay executive any amounts of unearned compensation or benefits.	No obligation to pay executive any amounts of unearned compensation or benefits. Unvested stock options, RSUs and PSUs will be forfeited.	No obligation to pay executive any amounts of unearned compensation or benefits.
Internal Revenue Code Section 4999 Excise Tax Gross-up	None.	None.	None.	None.	Generally entitled to gross-up payments; however, should so-called golden parachute payments not exceed the lesser of (i) 110% of the greatest amount that could be paid without giving rise to any Excise Tax (the Safe Harbor Amount, as outlined in IRC Section 4999) or (ii) $50,000, then no gross-up payments shall be made and the amounts payable shall be reduced so that the golden parachute payments, in the aggregate, are reduced to the Safe Harbor Amount.

Feature	Wise	Giles	Bahr	DeMovick	Zielinski
Confidentiality Agreement and Non-compete	Confidentiality agreement indefinitely and non-compete during employment and for: (i) one year following a termination without cause or constructive termination; (ii) one year following termination after a change-in-control (provided executive receives severance under the employment agreement); or (iii) without restriction following voluntary termination.	Confidentiality agreement indefinitely and non-compete during employment and for: (i) one year following a termination without cause or constructive termination; (ii) one year following termination after a change-in-control (provided executive receives severance under the employment agreement); or (iii) without restriction following voluntary termination.	Confidentiality agreement indefinitely and non-compete during employment and for: (i) one year following a termination without cause or constructive termination; (ii) one year following a termination after change-in-control (provided executive receives severance under the employment agreement); or (iii) without restriction following voluntary termination.	Confidentiality agreement indefinitely and non-compete during employment and for: (i) one year following a termination without cause or constructive termination; (ii) one year following termination after a change-in-control (provided executive receives severance under the employment agreement); or (iii) without restriction following voluntary termination.	Confidentiality agreement indefinitely and non-compete during employment and for: (i) two years following a termination without cause or constructive termination; (ii) one year following termination after a change in control (provided executive receives severance under the employment agreement); or (iii) without restriction following a voluntary termination; provided, however, that in the event of a termination without cause or constructive termination (whether or not after a change in control), executive may provide legal services or advice to a HMO, managed care or health insurance business in connection with engaging in the private practice of law, to the extent that such representation is not adverse to the interests of the Company.
Non-solicit	None.	Following a termination for any reason, executive will not solicit (directly or indirectly) any employee of the Company for one year.	Following a termination for any reason, executive will not solicit (directly or indirectly) any employee of the Company for one year.	Following a termination for any reason, executive will not solicit (directly or indirectly) any employee of the Company for one year.	None.

(1)	Chart does not include elements generally available to all employees through the Company’s standard policies or ERISA-based qualified plans.

DIRECTOR COMPENSATION

2012 Directors’ Compensation

The Company compensates its non-employee directors pursuant to its 2006 Compensation Program for Non-Employee Directors (the “Program”), which it adopted effective January 1, 2006. The Company believes that, generally, the Program reflects practices that are common among our competitors in the managed care industry and other public companies. The Program is a “cafeteria plan” that gives non-employee directors the choice of being paid his or her compensation in the form of cash, non-qualified stock options, restricted stock or a combination thereof and allows the directors, pursuant to the Deferred Compensation Plan for Non-Employee Directors (the “Director Deferred Compensation Plan”), to defer all or a portion of his or her compensation in the form of cash or stock units.

Under the Director Deferred Compensation Plan and the Program, compensation allocated to cash is limited to 50% of total compensation payable during the year (unless the Chair of the Compensation Committee waives the requirement) and is paid out quarterly in arrears. Compensation allocated to deferred cash is credited quarterly with interest based at the Company’s borrowing rate set at the beginning of each year. Compensation allocated to stock awards (non-qualified stock options, restricted stock or restricted stock units) are converted to awards of equivalent value determined by using the same method used by the Company to expense the awards for financial accounting purposes. Stock awards vest or the restrictions lapse in equal quarterly increments over the year compensation is payable. Stock awards, including stock units, are credited with any dividends, stock splits, reverse stock splits or other changes in the Company’s capitalization in accordance with the terms of the 2004 Incentive Plan. Stock units are treated as if they were actual shares of Common Stock, but are not evidenced by or convertible into any actual shares of Common Stock until distribution.

Deferred compensation is not distributed until a non-employee director’s termination from service on the Board, upon his or her death, upon a change-in-control (as defined under Section 409A of the Internal Revenue Code) or in the event of an unforeseeable emergency (causing severe financial hardship). Unvested restricted stock awards or non-qualified stock options fully vest upon death or disability. Vested non-qualified stock options are not transferable, except to immediate family members or by will or the laws of descent and distribution. Vested stock units are not transferable, except pursuant to a qualified domestic relations order or by will or the laws of descent and distribution.

Upon joining the Board, a new non-employee director receives a one-time initial grant of a non-qualified stock option to purchase 10,000 shares of Common Stock vesting in equal annual increments over four years beginning on the first anniversary of the grant date at an exercise price equal to the closing market price on the date of grant. Compensation for new, non-employee directors elected to the Board after January 1st is prorated.

Under the Program, each non-employee director receives an annual amount of $225,000 to be received for participation in the Board’s five regularly scheduled meetings and overall service as a director, but exclusive of committee and special board meeting fees and chair retainers, which are set forth in the table below. Each non-employee director elects the form of payment (cash, restricted stock, stock options or deferred cash or restricted stock units) before January 1st of each Program year.

The following table summarizes the components and amounts of the compensation package paid to eligible non-employee directors annually under the Program.

Non-employee directors may elect the form and the timing of their compensation on an individual basis as summarized in the table below. All elections of the form of payment must be made in multiples of 25%. The table below summarizes the forms of compensation each individual non-employee director may select as well as certain material terms related to those forms of compensation.

Compensation Components	Board or Committee	Compensation
Annual Compensation for Attendance at Regular Board Meetings (paid/vested/deferred quarterly in arrears in accordance with the Program and includes compensation for five regularly scheduled Board meetings)	Board	$225,000
Annual Committee Chair Retainer (paid annually in arrears)	Non-executive Chairman of the Board	$125,000
	Lead Director	$25,000
	Chair of Audit Committee	$15,000
	Chair of Compensation Committee	$10,000
	Chair of Nominating/Corporate Governance Committee	$10,000
Attendance at In-Person Special Meeting	Board	$3,000
Attendance at In-Person Committee Meeting (Regular or Special)	Audit Committee	$3,000
	Compensation Committee	$3,000
	Nominating/Corporate Governance Committee	$3,000
Participation in Special Telephonic Meeting	Board	$1,000
	Audit Committee	$1,000
	Compensation Committee	$1,000
	Nominating/Corporate Governance Committee	$1,000
Participation in individual meetings with Chief Executive Officer	All Directors	$1,000
Reimbursement of Reasonable Travel Expenses	All Directors
New Director Stock Option Grant	New Director	10,000 (non-qualified stock options vesting in equal increments over four years)
Health and Basic Life Insurance Coverage	All Non-Employee Directors (health insurance is voluntary; life insurance is automatic)

Non-employee directors may elect the form and the timing of their compensation on an individual basis as summarized in the table below. All elections of the form of payment must be made in multiples of 25%. The table below summarizes the forms of compensation each individual non-employee director may select as well as certain material terms related to those forms of compensation.

Payment “Form”(1)	Maximum Allocation	Payment “Current”	Payment “Deferred”	Vesting
Cash	50%(2)	Paid at the end of each quarter	Credited at the end of each quarter(3)	None

Restricted Stock/Stock Units	100%	Granted at beginning of year	Stock Units deferred until termination of service or unforeseeable emergency	Quarterly over the year of service

Stock Options	100%	Granted at beginning of year	Exercisable when vested and subject to a 10-year term	Quarterly over the year of service

(1)	Value of non-qualified stock options, restricted stock awards and stock units determined in accordance with ASC Topic 718.

(2)	Percentage limit may be waived with the approval of the Chair of the Compensation Committee.

(3)	Deferred cash will be credited quarterly with interest based on the Company’s borrowing rate set at the beginning of each year (rate used for 2012 was approximately 0.80%).

All directors are reimbursed by the Company for reasonable out-of-pocket expenses incurred in connection with attendance at Board or committee meetings. Additionally, the Company has paid nominal travel expenses for family members of directors in connection with the directors’ attendance at certain business meetings with the Board or senior management.

The following table provides information concerning compensation paid or allocated to our directors during 2012:

2012 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Joel Ackerman(2)	$33,019	$224,981	$—	$10,503	$268,503
L. Dale Crandall(3)	164,510	56,245	56,245	—	277,000
Lawrence N. Kugelman(4)	151,510	112,490	—	—	264,000
Daniel N. Mendelson(5)	135,510	112,490	—	2,662	250,662
Rodman W. Moorhead, III(6)	137,502	—	112,498	—	250,000
Michael A. Stocker, M.D.(7)	135,510	112,490	—	—	248,000
Joseph R. Swedish(8)	137,510	112,490	—	478	250,478
Elizabeth E. Tallett(9)	168,510	112,490	—	4,158	285,158
Timothy T. Weglicki(10)	153,510	112,490	—	—	266,000
Allen F. Wise(11)	—	—	—	—	—

(1)

Represents the fair value of the award on the grant date computed in accordance with ASC Topic 718 for restricted stock and restricted stock units (in the Stock Awards column) and stock options (in the Option Awards column) granted in 2012. The assumptions used in determining the grant date fair value for each stock option grant are listed on pages 80 and 81 of the Original Form 10-K. The grant date fair value for restricted stock units is the product of the closing market price of the Company’s common stock on the date of grant and the number of restricted stock units awarded.

(2)

Mr. Ackerman elected to receive his compensation of $225,000 under the Program for 2012 as follows: 100% in the form of 7,408 restricted stock units. He received additional cash compensation for the following: (i) $23,000 for Nominating/Corporate Governance Committee of our Board (the “Nominating/Corporate Governance Committee”) and special Board meeting fees, (ii) $10,000 annual retainer as Chair of the Nominating/Corporate Governance Committee, (iii) $10,503 for a tax gross up related to the incremental cost of Company provided transportation and (iv) $19 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Mr. Ackerman had 44,033 restricted stock units and 28,230 stock options outstanding.

(3)

Mr. Crandall elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 25% in the form of 7,642 shares of non-qualified stock options, (ii) 25% in the form of 1,852 restricted stock units, and (iii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation for the following: (i) $42,000 for Compensation Committee, Audit Committee and special Board meeting fees, (ii) $10,000 annual retainer as Chair of the Compensation Committee and (iii) $10 residual cash in lieu of receiving fractional shares of stock under the Program. As of December 31, 2012, Mr. Crandall had 13,136 restricted stock units and 62,487 stock options outstanding.

(4)

Mr. Kugelman elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 shares of restricted stock and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation for the following: (i) $24,000 for Audit Committee and special Board meeting fees, (ii) $15,000 annual retainer as Chair of the Audit Committee and (iii) $10 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Mr. Kugelman had 2,962 restricted stock units outstanding.

(5)

Mr. Mendelson elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 shares of restricted stock and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation for the following: (i) $23,000 for Nominating/Corporate Governance Committee and special Board meeting fees, (ii) $2,662 for a tax gross up related to the incremental cost of Company provided transportation, and (iii) $10 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Mr. Mendelson had 43,172 restricted stock units and 22,500 stock options outstanding.

(6)

Mr. Moorhead elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 15,285 non-qualified stock options at an exercise price of $30.37 per option and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation as follows: (i) $25,000 for Compensation Committee and special Board meeting fees and (ii) $2 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Mr. Moorhead had 29,400 stock options outstanding.

(7)

Dr. Stocker elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 shares of restricted stock and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation as follows: (i) $23,000 for Nominating/Corporate Governance Committee and special Board meeting fees and (ii) $10 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Dr. Stocker had 23,740 stock options outstanding.

(8)

Mr. Swedish elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 shares of restricted stock and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation as follows: (i) $25,000 for Compensation Committee and special Board meeting fees, (ii) $478 for a tax gross up related to the incremental cost of Company-provided transportation and (iii) $10 residual cash in lieu of receiving a fractional share of stock under the Program. As of December 31, 2012, Mr. Swedish had 23,740 stock options outstanding.

(9)

Ms. Tallett elected to receive her compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 restricted stock units and (ii) 50% in the form of cash in the amount of $112,500. She received additional cash compensation for the following: (i) $31,000 for Audit Committee and special Board and other meeting fees, (ii) $25,000 annual retainer as Lead Director, (iii) $4,158 for a tax gross up related to the incremental cost of Company provided transportation and (iv) $10 residual cash in lieu of receiving fractional shares of stock under the Program. As of December 31, 2012, Ms. Tallett had 16,355 restricted stock units and 34,598 stock options outstanding.

(10)

Mr. Weglicki elected to receive his compensation of $225,000 under the Program for 2012 as follows: (i) 50% in the form of 3,704 shares of restricted stock and (ii) 50% in the form of cash in the amount of $112,500. He received additional cash compensation for the following: (i) $41,000 for Compensation Committee, Nominating/Corporate Governance Committee and special Board meeting fees and (ii) $10 residual cash in lieu of receiving fractional shares of stock under the Program. As of December 31, 2012, Mr. Weglicki had 5,132 restricted stock units and 34,027 stock options outstanding.

(11)	Mr. Wise received no compensation in 2012 for his services as a director and Chairman of the Board. He served as Chief Executive Officer of the Company in 2012.

Non-Employee Directors Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for directors in order to further align the directors’ interests with the stockholders’ interests. Under these guidelines, non-employee directors should strive to hold $250,000 worth of the Company’s Common Stock while serving as a director of the Company. Ownership that counts toward satisfaction of the guidelines includes Common Stock held directly, unvested restricted stock and restricted stock units (stock options are not counted). New directors will have three years to attain this ownership threshold. Stock units held by a director under the director compensation program for a current fiscal year are included in calculating the value of ownership to determine whether this minimum ownership requirement has been met. At December 31, 2012, all current directors were in compliance with the guidelines.

2012 Matching Charitable Contribution Program

The Company believes that, as part of its mission and as a good corporate citizen, it is appropriate to support charitable organizations that serve community needs. Therefore, we maintain a Matching Charitable Contribution Program, which is considered each year and adopted depending on the profitability of the Company during the year. The Matching Charitable Contribution Program is intended to encourage charitable giving by senior executives and directors to non-profit charitable organizations in the areas of health care, education and basic community needs. We had a profitable year in 2012 and, recognizing the difficult times that charitable organizations are still facing, we offered the matching program for 2012. Under the 2012 Matching Charitable Contribution Program, recipients were required to qualify as 501(c)(3) organizations. The Company matched qualifying charitable contributions on a two-for-one basis for the first $50,000 contributed and on a one-for-one basis for the next $50,000 contributed, up to a maximum Company match of $150,000 per donor.

Underwater Option Payments

In connection with the execution of Amendment No. 1 to the Merger Agreement, the Company entered into agreements with certain non-employee directors relating to the cancellation of their Underwater Options upon consummation of the Merger. Under agreements entered into by the Company and those directors, each director agreed to release any potential claims against the Company and its affiliates relating to his or her Underwater Options in consideration of a cash payment ranging from $1.00 to $4.00 for each Underwater Option, depending on the exercise price of the Underwater Option.

ASSESSMENT OF RISK RELATING TO COMPENSATION

The Compensation Committee discussed with management the results of the analysis and assessment of our compensation programs. We concluded that our compensation policies and practices have counterbalances that mitigate risks and do not create risks that are reasonably likely to have a material adverse effect on the Company. In reaching or concurring with the conclusions, the assessment team and the Compensation Committee considered the following features of our compensation programs:

•	We have implemented a detailed planning process and Compensation Committee and/or executive management oversight exists for each of our compensation programs.

•	The proportion of an employee’s performance-based pay increases as the responsibility and potential impact of the employee’s position increases, which is in line with practices among our peer group.

•	We set performance goals that we believe are reasonable in light of past performance and market conditions.

•	We have a combination of both short-term and long-term elements of executive compensation.

•

We use a mix of performance-based and time-based vesting of restricted stock awards and performance stock unit awards to ensure our executives’ interests are aligned with those of our stockholders for the long term.

•	We added multiple performance measures to the annual incentive plan starting in 2011 and to the long-term incentive plan starting in 2012.

•

Our Compensation Committee awaits the distribution of the Company’s integrated audit results prior to finalizing short-term and long-term incentive plan payouts to ensure performance criteria have been met.

•	We have capped funding levels and payouts to individual executives under both our annual and long-term incentive plans.

•	We use time-based vesting for grants of non-qualified stock options.

•

Our executive stock ownership guidelines set forth certain levels of stock ownership for executives (stock options and performance share units are not counted in holdings) based upon a multiple of their base salaries, which aligns a significant portion of their compensation to the long-term performance of the Company.

•	Our Compensation Committee is advised by an independent compensation consultant who also reviews the results of our annual analysis and assessment of our compensation programs.

•	We have an anti-hedging and anti-pledging policy that applies to executives and directors.

•

We adopted a claw-back policy and, additionally, recipients of long-term incentive awards valued at over $200,000 are required to enter into a restrictive covenants agreement with non-compete, non-solicitation, non-disclosure and claw-back provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2012, the Compensation Committee was comprised of L. Dale Crandall (Chair), Rodman W. Moorhead, III, Joseph R. Swedish (Mr. Swedish resigned from the Compensation Committee on February 12, 2013 for personal reasons and not due to any disagreement or dispute with the Company) and Timothy T. Weglicki, none of whom had at any time been an officer or employee of the Company or any of its subsidiaries. During 2012, none of the members of the Compensation Committee had any relationships requiring disclosure under Item 404 of Regulation S-K, except for Mr. Swedish and Mr. Weglicki. Details regarding these relationships are set forth under “Transactions with Related Persons, Promoters and Certain Control Persons” beginning on page 42 of this Form 10-K/A. During 2012, no interlocking relationship existed between any officer, member of the Board or the Compensation Committee and any officer, member of the board of directors or compensation committee of any other company.

Our Code of Ethics, Corporate Governance Guidelines, Related Person Transactions Policy and current committee charters are available under “Corporate Governance” accessible through the “Investor Relations” link on the Company’s website at www.coventryhealthcare.com.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voting Stock Ownership of Principal Stockholders, Directors and Executive Officers

The following table sets forth information, as of Monday, April 15, 2013, regarding the beneficial ownership of the Common Stock of (i) each person or group known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer named in the 2012 Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The number of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. On April 15, 2013, 134,739,756 shares of Common Stock were outstanding.

For purposes of the table, a person or group of persons is deemed to beneficially own (i) shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or that are scheduled to become exercisable within 60 days from the date set forth above and (ii) shares of Common Stock issuable on the settlement of restricted stock units that are currently vested or that are scheduled to become vested within 60 days from the date set forth above. For purposes of computing the percentage of outstanding Common Stock held by each person or group of persons named above, any shares that such person or group has the right to acquire within 60 days after the date set forth above are deemed outstanding but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person or group. The Company believes that the beneficial owners of Common Stock listed in the table below, based on information furnished by such owners, have sole voting and dispositive power (or shares such powers with his or her spouse) with respect to such shares, except as explained in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock
FMR LLC(2)	13,430,712	9.07%
82 Devonshire Street, Boston, MA 02109
BlackRock, Inc.(3)	7,493,925	5.56%
40 East 52nd Street, New York, NY 10022
The Vanguard Group, Inc.(4)	7,842,005	5.82%
100 Vanguard Blvd., Malvern, PA 19355
Joel Ackerman	79,654(5)(6)	*
L. Dale Crandall	57,878(5)(6)	*
Lawrence N. Kugelman	35,563(5)(6)	*
Daniel N. Mendelson	70,631(5)(6)	*
Rodman W. Moorhead, III	45,654(5)	*
Michael A. Stocker, M.D.	35,474(5)	*
Elizabeth E. Tallett	73,371(5)(6)	*
Timothy T. Weglicki	100,732(5)(6)	*
Allen F. Wise	551,442	*
Randy P. Giles	77,320(5)	*
Harvey C. DeMovick, Jr.	5,380(5)	*
Michael D. Bahr	249,450(5)	*
Thomas C. Zielinski	354,015(5)	*
All executive officers and directors as a group (15 persons)	2,030,406(7)	1.50%

*	Less than one percent.
(1)	The address of each director and executive officer of the Company is as follows: c/o Coventry Health Care, Inc., 6720-B Rockledge Drive, Suite 700, Bethesda, MD 20817.
(2)

According to the Schedule 13G (Amendment No. 5) filed on February 14, 2013 by FMR LLC, a parent holding company, FMR LLC beneficially owns 13,430,712 shares of Common Stock. Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 13,388,694 shares of Common Stock as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, an investment company owned by Fidelity Management & Research Company, amounted to

13,331,494 shares of Common Stock. Edward C. Johnson 3d, Chairman of FMR LLC, and FMR LLC, through control of Fidelity Management & Research Company, each has sole dispositive power as to 13,388,694 shares of Common Stock. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Fidelity Management Trust Company, a wholly owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 42,018 shares of the Company’s Common Stock outstanding as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through control of Fidelity Management Trust Company, each has sole dispositive power and the sole power to vote or direct the voting of 42,018 shares of Common Stock owned by the institutional accounts managed by Fidelity Management Trust Company.

(3)

According to the Schedule 13G (Amendment No. 3) filed on February 8, 2013 by BlackRock, Inc. (“BlackRock”), a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), BlackRock beneficially owns 7,493,925 shares of Common Stock. No one person’s interest in the Common Stock beneficially owned by BlackRock is more than five percent of the Company’s total outstanding shares of Common Stock. BlackRock has sole voting power and sole dispositive power with respect to all 7,493,925 shares.

(4)

According to the Schedule 13G (Amendment No. 1) filed on February 11, 2013 by The Vanguard Group, Inc. (“Vanguard Group”), an investment adviser under Section 203 of the Investment Advisers Act of 1940 or under the laws of any state, Vanguard Group beneficially owns 7,842,005 shares of Common Stock. Vanguard Group has the sole power to vote or direct the vote of 236,178 shares of Common Stock, the sole power to dispose of or direct the disposition of 7,620,027 shares of Common Stock and the shared power to dispose of or direct the disposition of 221,978 shares of Common Stock.

(5)

Includes the following shares issuable upon exercise of stock options that are currently exercisable or which become exercisable within 60 days of the date set forth above: Joel Ackerman, 28,230 shares; L. Dale Crandall, 39,987 shares; Daniel N. Mendelson, 22,500 shares; Rodman W. Moorhead, III, 29,400 shares; Michael A. Stocker, M.D., 22,491 shares; Elizabeth E. Tallett, 30,098 shares; Timothy T. Weglicki, 29,527 shares; Randy P. Giles, 44,334 shares; Michael D. Bahr, 162,742 shares; Thomas C. Zielinski, 273,926 shares.

(6)

Also includes the following shares issuable on the settlement of vested restricted stock units awarded under the Company’s Deferred Compensation Plan for Non-Employee Directors: Joel Ackerman, 45,288 shares; L. Dale Crandall, 14,391 shares; Lawrence N. Kugelman, 4,217 shares; Daniel N. Mendelson, 44,427 shares; Rodman W. Moorhead, III, 1,255 shares; Elizabeth E. Tallett, 16,355 shares; and Timothy T. Weglicki, 5,132 shares. Each restricted stock unit is the economic equivalent of one share of the Company’s Common Stock and would receive dividend equivalents but no voting rights. They are included in the above table because of the potential that a settlement and distribution could occur (upon a change of control, death or termination of a director’s tenure on the Board) within 60 days of the date set forth above.

(7)	All executive officers and directors as a group (15 persons) hold exercisable stock options or vested restricted stock units totaling 1,009,865 shares.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2012, concerning shares of common stock authorized for issuance under all of our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-Average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,999,950	(1)	$39.37	(2)	4,507,669	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,999,950		$39.37		4,507,669

(1)

Includes stock options and non-employee director restricted stock units convertible into stock under the Company’s 2004 Incentive Plan, which was approved by the stockholders on May 21, 2009. Restricted stock awards were issued on the date of grant and are not included.

(2)

Includes only outstanding stock options and non-employee director restricted stock units granted under the 2004 Incentive Plan. Restricted stock awards were issued on the date of grant and are not included.

(3)

Includes shares available for future issuance per the 2004 Incentive Plan. Awards other than stock options and stock appreciation rights are counted against the maximum number of shares available for grant in a 1.40-to-1 ratio.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

The Board recognizes that transactions or relationships with the Company and its directors, executive officers, significant stockholders and their immediate family members may involve potential conflicts of interest. As a result, the Board adopted a written Related Person Transactions Policy (the “Policy”) requiring the prior approval of the Nominating/Corporate Governance Committee before a related person may enter into a transaction or relationship in which the Company is a participant and the related person would have a direct or indirect material interest, unless such transaction is available to all employees or involves less than $25,000. Under the Policy, any proposed related person transactions are reviewed at the regularly scheduled meetings of the Nominating/Corporate Governance Committee. Additionally, ongoing relationships are periodically reviewed and assessed to ensure compliance and fairness to the Company and there is a general presumption that a related person transaction will not be approved. A related person transaction may be approved if, after a full review, the disinterested members of the Nominating/Corporate Governance Committee determine that the transaction is being made at arm’s length and is fair to the Company. The Policy is available under “Corporate Governance” accessible through the “Investor Relations” link on the Company’s website at www.coventryhealthcare.com.

Transactions with Related Persons, Promoters and Certain Control Persons

Avalere Health.   Mr. Daniel N. Mendelson, a director of the Company, is the Chief Executive Officer and majority owner of Avalere Health Inc. Avalere Health LLC, a wholly owned subsidiary of Avalere Health Inc., is a healthcare policy and strategic advisory firm that provides syndicated research and market information products for clients in the healthcare industry, government and the not-for-profit sector. Since April 2009, the Company has retained Avalere Health LLC to provide the Company with research and market information relating to health care policy developments to support our government affairs efforts and our strategies for responding to government and marketplace changes. During 2012, the amount the Company paid to Avalere Health LLC for these services was $0.15 million. Consistent with the Policy, disinterested members of the Board and the Nominating/Corporate Governance Committee considered the transaction and determined that the services provided would be beneficial to the Company and the amounts to be paid were immaterial to both Avalere Health, Inc. and the Company and that the terms of the contract with Avalere Health, Inc. are fair and competitive with market rates for such services. The Board considered this transaction and determined that Mr. Mendelson was “independent” as defined by the listing standards of the NYSE, by the SEC and all of the applicable rules and regulations and for purposes of Rule 162(m) of the Internal Revenue Code.

ABS Capital, through one of its funds, ABS Capital Partners V, is a minority investor in Avalere Health Inc. Mr. Timothy T. Weglicki, a director of the Company, is a founding partner of ABS Capital and holds a financial interest in ABS Capital Partners V. As a result, Mr. Weglicki has a de minimus ownership interest in Avalere Health, Inc. through his partnership holdings in ABS Capital Partners V. Mr. Weglicki also serves as a director of Avalere Health Inc.

Trinity Health.   Mr. Joseph R. Swedish, who served as a director of the Company from 2010 until his resignation in February 2013, served as the President and Chief Executive Officer of Trinity Health, a not-for-profit, integrated health care delivery system which operates 47 acute-care hospitals and other health care facilities in ten states with $19.9 billion in gross revenues, until February 2013. Trinity Health has entered into market-based provider contracts with subsidiaries of the Company in eight states. During 2012 the Company paid approximately $17.5 million to Trinity Health for health care services provided to its members. This amount represents less than 2% of Trinity Health’s consolidated gross revenues. Consistent with the Policy, disinterested members of the Board’s Nominating/Corporate Governance Committee as well as disinterested members of the entire Board determined that the level of reimbursement paid to Trinity Health for services provided to our members were market based and that the total amount paid was immaterial to both Trinity Health and the Company. Since Trinity Health is a not-for-profit organization, Mr. Swedish derived no additional income as a result of the transaction between Trinity Health and the Company. The Board considered this transaction and determined that Mr. Swedish was “independent” as defined by the listing standards of the NYSE, by the SEC and all of the applicable rules and regulations and for purposes of Rule 162(m) of the Internal Revenue Code.

Director Independence

The Board has determined that eight of its nine directors, including all members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, are “independent” as defined by the listing standards of the NYSE, by the SEC and all of the applicable rules and regulations and for purposes of Rule 162(m) of the Internal Revenue Code of 1986. In determining director independence, the Board broadly considers all relevant facts and circumstances, including those types of facts and circumstances set forth in the rules of the NYSE. The Board considers the issue not merely from the standpoint of a director but also from that of persons or organizations with which the director has an affiliation. An independent director must be free of any relationship with the Company or its management that may impair the director’s ability to make independent judgments. Particular attention is paid to whether a director is independent from management and to any contractual relationships that may exist with a director or a related party or interest. The eight independent directors are: Joel Ackerman, L. Dale Crandall, Lawrence N. Kugelman, Daniel N. Mendelson, Rodman W. Moorhead, III, Michael A. Stocker, M.D., Elizabeth E. Tallett and Timothy T. Weglicki.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for all services provided by Ernst & Young LLP for 2011 and 2012, respectively, are set forth below (rounded to the nearest thousand). The Company has paid all such fees.

Audit Fees

Audit fees billed for the fiscal years 2011 and 2012 audits of the Company’s annual consolidated financial statements and internal controls over financial reporting under the Sarbanes-Oxley Act of 2002, Section 404, statutory audits of various subsidiaries, quarterly reviews of Forms 10-Q and SEC filings (including Form 11-K and SEC comment letters), incremental fees for additional statutory reports for consent related to procedures associated with new bond issuance and additional Federal Employee Health Benefit Plan reports aggregated $6,899,000 and $7,055,000, respectively.

Audit-Related Fees

Audit-related fees billed for the fiscal years 2011 and 2012 for assurance and related services aggregated $342,000 and $294,000, respectively. The services for 2011 included various state department of insurance reviews, financial and tax due diligence related to a proposed acquisition and third-party administrator reviews. The services for 2012 included various state department of insurance reviews, financial and tax due diligence related to the proposed Aetna acquisition and third-party administrator reviews.

Tax Fees

Tax fees billed for the fiscal years 2011 and 2012 for tax compliance services aggregated $284,000 and $305,000, respectively. The services for 2011 and 2012 included tax compliance, tax advice, tax research and tax due diligence related to the proposed Aetna acquisition.

All Other Fees

Fees billed for all other services rendered for fiscal years 2011 and 2012 aggregated $6,000 and $6,000, respectively. The services for 2011 and 2012 included access to Ernst & Young LLP’s online accounting research tool.

Procedures for Pre-Approval of Independent Auditor Services

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent registered public accounting firm, Ernst & Young LLP. The Audit Committee annually reviews and considers a written proposal from the independent registered public accounting firm setting forth the scope of services to be provided, including whether the services are for audit and audit related services, tax services or other services that are permissible and other required communications. If permitted by applicable law and appropriate, the Audit Committee will approve the services. The Audit Committee has pre-approved certain permitted services to be performed by Ernst & Young LLP if required during the year. These permitted services would include only audit, audit related or tax compliance and research services. The Audit Committee and the Company believe these services are consistent with Ernst & Young LLP’s role as independent auditor and tax adviser. Thereafter, the Audit Committee will, as necessary, consider and, if permitted by applicable law and appropriate, approve the provision of additional audit and/or non-audit services not previously approved. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case-basis, proposed services that are clearly permitted by law. None of the engagements approved by the Audit Committee during 2011 and 2012 made use of the de minimus exception to pre-approval contained in the applicable rules of the SEC. The Audit Committee pre-approved 100% of all services described above.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

2. Financial Statement Schedules

Form 10-K/A Pages
Schedule I, Condensed Financial Information of Parent Company	46 - 49

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

10.29	*	Form of Restricted Stock Unit Award Agreement (performance-based) (applicable to Allen F. Wise and Harvey C. DeMovick, Jr.) (Incorporated by reference to Exhibit 10.29 to Coventry’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012).

10.30	*	Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004 (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2004, filed on March 16, 2005).

10.31	*	Second Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2003, including the First Amendment effective as of January 1, 2004, effective as of May 18, 2005 (Incorporated by reference to Exhibit 10 to Coventry’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, filed on August 9, 2005).

10.32	*	Third Amendment to the Coventry Health Care, Inc. Supplemental Executive Retirement Plan (now known as “The Coventry Health Care, Inc. 401(k) Restoration and Deferred Compensation Plan”), effective as of December 22, 2006 (Incorporated by reference to Exhibit 10.28.3 of Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on February 28, 2007).

10.33		Settlement Agreement in the matter of Clark A. Gunderson, M.D., et al. vs. F. A. Richard & Associates, Inc., et al., filed on February 2, 2011 in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, Suit Number: 2004-2417, Division: “D” (Incorporated by reference to Exhibit 10.31 to Coventry’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, filed on February 25, 2011).

12		Computation of Ratio of Earnings to Fixed Charges (filed with the Original Form 10-K).

14		Code of Business Conduct and Ethics, initially adopted by the Board of Directors of Coventry on February 20, 2003, as amended on March 3, 2005, November 1, 2006, November 11, 2010, March 3, 2011, November 16, 2011 and November 14, 2012 (filed with the Original Form 10-K).

21		Subsidiaries of the Registrant (filed with the Original Form 10-K).

23		Consent of Ernst & Young LLP (filed with the Original Form 10-K).

31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman (filed with the Original Form 10-K).

31.2		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer (filed with the Original Form 10-K).

31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002, made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer (filed with the Original Form 10-K).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101

The following financial statements from Coventry Health Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (filed with the Original Form 10-K).

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	April 30, 2013	By: /s/ Allen F. Wise
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

Note:     This index only lists the exhibits included in this Form 10-K/A. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K/A.