Form 10-Q
period 2013-03-31
COVENTRY HEALTH CARE INC
filed 2013-05-01
CIK 1054833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2013

Common Stock $.01 Par Value	134,739,756

COVENTRY HEALTH CARE, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1: Financial Statements
COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,531,678	$1,399,162
Short-term investments	120,745	121,742
Accounts receivable, net	260,809	272,077
Other receivables, net	945,218	892,815
Other current assets	195,479	196,323
Total current assets	3,053,929	2,882,119

Long-term investments	2,713,291	2,658,582
Property and equipment, net	261,668	266,818
Goodwill	2,591,488	2,591,488
Other intangible assets, net	302,118	318,592
Other long-term assets	32,783	33,389
Total assets	$8,955,277	$8,750,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical liabilities	$1,476,557	$1,418,914
Accounts payable and other accrued liabilities	509,930	488,175
Deferred revenue	150,999	137,981
Total current liabilities	2,137,486	2,045,070

Long-term debt	1,585,312	1,585,190
Other long-term liabilities	396,476	397,813
Total liabilities	4,119,274	4,028,073
Stockholders’ equity:
Common stock, $.01 par value; 570,000 authorized; 197,196 issued and 134,688 outstanding in 2013; 197,080 issued and 134,573 outstanding in 2012	1,972	1,971
Treasury stock, at cost; 62,508 in 2013; 62,507 in 2012	(1,920,996)	(1,920,749)
Additional paid-in capital	1,981,156	1,970,877
Accumulated other comprehensive income, net	53,757	69,220
Retained earnings	4,720,114	4,601,596
Total stockholders’ equity	4,836,003	4,722,915
Total liabilities and stockholders’ equity	$8,955,277	$8,750,988

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Quarters Ended March 31,
	2013	2012
Operating revenues:
Managed care premiums	$3,236,663	$3,386,268
Management services	283,572	305,699
Total operating revenues	3,520,235	3,691,967
Operating expenses:
Medical costs	2,686,651	2,808,348
Cost of sales	59,485	67,952
Selling, general and administrative	520,300	502,888
Depreciation and amortization	37,631	36,303
Total operating expenses	3,304,067	3,415,491

Operating earnings	216,168	276,476

Interest expense	24,582	25,557
Other income, net	30,330	24,434

Earnings before income taxes	221,916	275,353

Provision for income taxes	86,547	104,634

Net earnings	$135,369	$170,719

Net earnings per common share:
Basic earnings per common share	$1.01	$1.21
Diluted earnings per common share	$1.00	$1.20

Cash dividends declared per share	$0.125	$0.125

Other comprehensive income, net of tax:
Change in unrealized investment holding gains	(10,326)	7,537
Reclassification adjustment, net	(12,513)	(4,339)
Income tax benefit (provision)	7,376	(2,732)
Other comprehensive income, net of tax	$(15,463)	$466
Comprehensive income	$119,906	$171,185

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$135,369	$170,719
Adjustments to earnings:
Depreciation and amortization	37,631	36,303
Amortization of stock compensation	5,972	9,014
RADV release	—	(132,977)
RADV release – deferred tax adjustment	—	50,531
Changes in assets and liabilities:
Accounts receivable, net	11,268	39,538
Other receivables, net	(52,403)	(84,455)
Medical liabilities	57,643	101,984
Accounts payable and other accrued liabilities	20,252	(145,907)
Deferred revenue	13,018	343,163
Other operating activities	(6,525)	32,602
Net cash from operating activities	222,225	420,515

Cash flows from investing activities:
Capital expenditures, net	(15,871)	(23,517)
Proceeds from sales of investments	282,922	249,120
Proceeds from maturities of investments	67,125	122,567
Purchases of investments	(411,368)	(345,530)
Payments for acquisitions, net of cash acquired	—	(46,980)
Net cash from investing activities	(77,192)	(44,340)

Cash flows from financing activities:
Proceeds from issuance of stock	4,397	25,404
Payments for repurchase of stock	(664)	(4,564)
Repayment of debt	—	(233,903)
Excess tax benefit from stock compensation	565	2,868
Payments for cash dividends	(16,815)	—
Net cash from financing activities	(12,517)	(210,195)

Net change in cash and cash equivalents	132,516	165,980

Cash and cash equivalents at beginning of period	1,399,162	1,579,003

Cash and cash equivalents at end of period	$1,531,678	$1,744,983

See accompanying notes to the condensed consolidated financial statements.

COVENTRY HEALTH CARE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A.    BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
Basis of Presentation
The condensed consolidated financial statements of Coventry Health Care, Inc. and its subsidiaries (“Coventry” or the “Company”) contained in this report are unaudited but reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has eliminated all significant intercompany balances and transactions. Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2012. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year. The year-end balance sheet data included in this report was derived from audited financial statements.
Significant Events
Proposed Merger
On August 19, 2012, the Company, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Aetna. A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 20, 2012. The Company subsequently entered into Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, which were filed as Exhibit 2.1 to the Company’s Current Reports on Form 8-K filed on October 23, 2012 and November 13, 2012, respectively. As used herein, the “Merger Agreement” means the Agreement and Plan of Merger, by and among Coventry, Aetna and Merger Sub, as amended. Under the terms of the Merger Agreement, the Company’s stockholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of the Company’s common stock. The total transaction was initially estimated at approximately $7.3 billion, including the assumption of Coventry debt, based on the closing price of Aetna common shares on August 17, 2012.
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
The consummation of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to certain exceptions, the accuracy of representations and warranties made by the Company and Aetna, respectively, and compliance by the Company and Aetna with their respective obligations under the Merger Agreement. The Merger is expected to close in mid-2013.
Revenue Recognition
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Centers for Medicare and Medicaid Services (“CMS”) periodically performs audits and may seek return of premium payments made to the Company if risk adjustment factors are not properly supported by medical record data. The Company estimates and records reserves for CMS audits based on information available at the time the estimates are made. The judgments and uncertainties affecting the application of these policies include, among other things, significant estimates related to the amount of hierarchical condition category (“HCC”) revenue subject to audit, anticipated error rates, sample methodologies, confidence intervals, enrollee selection, and payment error extrapolation methodology.
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

B.    NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in 2013, and did not materially affect the Company’s financial position or results of operations and comprehensive income.
In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements.” The amendments in this Update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for fiscal periods beginning after December 15, 2012. The Company adopted ASU 2012-04, and did not materially affect the Company's financial position or results of operations and comprehensive income.

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
The Government Programs Division includes the Company’s Medicare Part D and traditional health plan based Medicare Advantage Coordinated Care Plans (“Medicare Advantage CCP”) and Medicaid products.
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

	Quarter Ended March 31, 2013
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,322,718	$1,928,726	$—	$(14,781)	$3,236,663
Management services	108,084	—	175,488	—	283,572
Total operating revenues	1,430,802	1,928,726	175,488	(14,781)	3,520,235
Medical costs	1,021,785	1,679,647	—	(14,781)	2,686,651
Cost of sales	—	—	59,485	—	59,485
Gross margin	$409,017	$249,079	$116,003	$—	$774,099

Selling, general and administrative					520,300
Depreciation and amortization					37,631
Operating earnings					$216,168

	Quarter Ended March 31, 2012
	Commercial Products Division	Government Programs Division	Workers’ Compensation	Elim.	Total
Operating revenues
Managed care premiums	$1,481,275	$1,915,795	$—	$(10,802)	$3,386,268
Management services	113,777	—	191,922	—	305,699
Total operating revenues	1,595,052	1,915,795	191,922	(10,802)	3,691,967
Medical costs	1,177,985	1,641,165	—	(10,802)	2,808,348
Cost of sales	—	—	67,952	—	67,952
Gross margin	$417,067	$274,630	$123,970	$—	$815,667

Selling, general and administrative					502,888
Depreciation and amortization					36,303
Operating earnings					$276,476

D.    DEBT
The Company’s outstanding debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
6.300% Senior notes due 8/15/14, net of unamortized discount of $322 at March 31, 2013	$374,775	$374,718
6.125% Senior notes due 1/15/15	228,845	228,845
5.950% Senior notes due 3/15/17, net of unamortized discount of $561 at March 31, 2013	382,674	382,639
5.450% Senior notes due 6/7/21, net of unamortized discount of $982 at March 31, 2013	599,018	598,988
Total debt, including current portion	1,585,312	1,585,190
Less current portion of total debt	—	—
Total long-term debt	$1,585,312	$1,585,190

In January 2012, at maturity, the Company repaid the $233.9 million outstanding balance of its 5.875% Senior Notes.
During 2011, the Company entered into a Credit Agreement (the “Credit Facility”).  The Credit Facility provides for a five-year revolving credit facility in the principal amount of $750.0 million, with the Company having the ability to request an increase in the facility amount up to an aggregate principal amount not to exceed $1 billion.  As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the Credit Facility.
The Company’s senior notes and Credit Facility contain certain covenants and restrictions regarding, among other things, liens, asset dispositions and consolidations or mergers.  Additionally, the Company’s Credit Facility requires compliance with a leverage ratio of 3 to 1 and limits subsidiary debt.  As of March 31, 2013, the Company was in compliance with the applicable covenants and restrictions under its senior notes and Credit Facility.

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
On August 23, 2012, a putative stockholder class action lawsuit captioned Coyne v. Wise et al., C.A. No. 367380, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On August 27, 2012, a second putative stockholder class action lawsuit captioned O’Brien v. Coventry Health Care, Inc. et al., C.A. 367577, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. On September 5, 2012, a third putative stockholder class action lawsuit captioned Preze v. Coventry Health Care, Inc. et al., C.A. 367942, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry Board of Directors, Coventry, Aetna and Merger Sub. These three (3) actions have been consolidated. The complaints allege, among other things, that the individual defendants breached their fiduciary duties owed to Coventry’s public stockholders in connection with the Merger because the merger consideration and certain other terms in the Merger Agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints allege that the proposed Merger improperly favors Aetna and that certain provisions of the Merger Agreement unduly restrict Coventry’s ability to negotiate with other potential bidders. Among other remedies, the complaints seek injunctive relief prohibiting the defendants from completing the proposed Merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees. In November 2012, the court, in response to a motion filed by the Company, entered an order which stayed all three (3) actions for 90 days. On February 13, 2013, the plaintiffs in each of the 3 lawsuits filed a Notice of Voluntary Dismissal of their lawsuits based on the settlement of the similar shareholder lawsuits filed in Delaware.
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
The amortized cost, gross unrealized gain or loss and estimated fair value of short-term and long-term investments by security type were as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2013
State and municipal bonds	$1,120,913	$66,748	$(726)	$1,186,935
U.S. Treasury securities	114,448	577	(1)	115,024
Government-sponsored enterprise securities	79,039	248	(2)	79,285
Residential mortgage-backed securities (1)	328,940	9,051	(793)	337,198
Commercial mortgage-backed securities	33,938	80	(126)	33,892
Asset-backed securities (2)	22,226	356	(10)	22,572
Corporate debt and other securities	1,022,287	13,284	(559)	1,035,012
	$2,721,791	$90,344	$(2,217)	$2,809,918
Equity method investments (3)				24,118
				$2,834,036

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2012
State and municipal bonds	$1,176,016	$78,272	$(499)	$1,253,789
U.S. Treasury securities	78,264	669	(2)	78,931
Government-sponsored enterprise securities	72,394	1,139	(1)	73,532
Residential mortgage-backed securities (1)	302,012	10,703	(74)	312,641
Commercial mortgage-backed securities	21,416	193	(19)	21,590
Asset-backed securities (2)	23,421	211	(6)	23,626
Corporate debt and other securities	971,230	20,726	(346)	991,610
	$2,644,753	$111,913	$(947)	$2,755,719
Equity method investments (3)				24,605
				$2,780,324

(1)	Includes Agency pass-through securities, with the timely payment of principal and interest guaranteed.

(2)	Includes auto loans, credit card debt, and rate reduction bonds.

(3)	Includes investments in entities accounted for under the equity method of accounting and therefore are presented at their carrying value.
The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturities:
Within 1 year	$468,436	$470,166	$362,116	$363,559
1 to 5 years	725,945	747,376	798,143	822,448
5 to 10 years	711,930	745,058	652,941	693,504
Over 10 years	815,480	847,318	831,553	876,208
Total	$2,721,791	$2,809,918	$2,644,753	$2,755,719

Investments with long-term option adjusted maturities, such as residential and commercial mortgage-backed securities, are included in the “Over 10 years” category.  Actual maturities may differ due to call or prepayment rights.
Gross investment gains of $12.8 million and $0.3 million gross investment losses were realized on sales of investments for the quarter ended March 31, 2013. This compares to gross investment gains of $4.3 million and no gross investment losses realized on sales of investments for the quarter ended March 31, 2012. All realized gains and losses are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive income.
The following table shows the Company’s investments’ gross unrealized losses and fair value at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
At March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$110,627	$(725)	$102	$(1)	$110,729	$(726)
U.S. Treasury securities	1,774	(1)	—	—	1,774	(1)
Government-sponsored enterprise securities	11,786	(2)	—	—	11,786	(2)
Residential mortgage-backed securities	120,987	(792)	60	(1)	121,047	(793)
Commercial mortgage-backed securities	21,456	(126)	—	—	21,456	(126)
Asset-backed securities	13,988	(10)	—	—	13,988	(10)
Corporate debt and other securities	94,947	(557)	52	(2)	94,999	(559)
Total	$375,565	$(2,213)	$214	$(4)	$375,779	$(2,217)

	Less than 12 months		12 months or more		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	$61,342	$(499)	$—	$—	$61,342	$(499)
U.S. Treasury securities	2,458	(1)	1,065	(1)	3,523	(2)
Government-sponsored enterprise securities	15,714	(1)	—	—	15,714	(1)
Residential mortgage-backed securities	23,861	(73)	59	(1)	23,920	(74)
Commercial mortgage-backed securities	7,701	(19)	—	—	7,701	(19)
Asset-backed securities	14,492	(6)	—	—	14,492	(6)
Corporate debt and other securities	79,381	(345)	614	(1)	79,995	(346)
Total	$204,949	$(944)	$1,738	$(3)	$206,687	$(947)

The unrealized losses presented in the table above do not meet the criteria for treatment as an other-than-temporary impairment. The unrealized losses are the result of, among other factors, interest rate movements. The Company has not decided to sell, and it is not more-likely-than-not that the Company will be required to sell before a recovery of the amortized cost basis of these securities.
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
Government-Sponsored Enterprise Securities:  These securities primarily consist of bonds issued by government-sponsored enterprises, such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.  The fair value of government-sponsored enterprise securities are based upon observable market inputs such as quoted prices for like or similar assets, benchmark yields, reported trades and credit spreads.
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
The Company has no Level 3 securities.
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

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At March 31, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,531,678	$1,398,584	$133,094	$—
State and municipal bonds	1,186,935	—	1,186,935	—
U.S. Treasury securities	115,024	115,024	—	—
Government-sponsored enterprise securities	79,285	—	79,285	—
Residential mortgage-backed securities	337,198	—	337,198	—
Commercial mortgage-backed securities	33,892	—	33,892	—
Asset-backed securities	22,572	—	22,572	—
Corporate debt and other securities	1,035,012	—	1,035,012	—
Total	$4,341,596	$1,513,608	$2,827,988	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
At December 31, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,399,162	$1,218,046	$181,116	$—
State and municipal bonds	1,253,789	—	1,253,789	—
U.S. Treasury securities	78,931	78,931	—	—
Government-sponsored enterprise securities	73,532	—	73,532	—
Residential mortgage-backed securities	312,641	—	312,641	—
Commercial mortgage-backed securities	21,590	—	21,590	—
Asset-backed securities	23,626	—	23,626	—
Corporate debt and other securities	991,610	—	991,610	—
Total	$4,154,881	$1,296,977	$2,857,904	$—

Transfers between levels, if any, are recorded as of the end of the reporting period. During the quarter ended March 31, 2013 and the quarter ended March 31, 2012, there were no transfers between Level 1 and Level 2 and there were no transfers between Level 2 and Level 3.
Financial Liabilities
The Company’s fair value of its publicly-traded debt (senior notes) is based on Level 2 inputs, including quoted market prices for the same or similar debt or, if no quoted market prices are available, on the current market observable rates estimated to be available to the Company for debt of similar terms and remaining maturities.  The carrying value of the Company’s senior notes (including the long-term and current portions) was $1.59 billion at March 31, 2013 and $1.59 billion at December 31, 2012.  The estimated fair value of the Company’s senior notes (including the long-term and current portions) was $1.80 billion at March 31, 2013 and $1.81 billion at December 31, 2012.
The carrying value of the revolving credit facility approximates the fair value due to the short maturity dates of the draws. The Company had no outstanding borrowings under its current credit facility at March 31, 2013 or December 31, 2012.

H.    STOCK-BASED COMPENSATION
Performance Share Units
Performance Share Units (“PSUs”) represent hypothetical shares of the Company’s common stock. The PSUs vest (if at all) based upon the achievement of certain performance goals and other criteria at various periods through 2015. The Company granted PSUs in 2012 and 2013. The performance goals for the two-year cumulative period for the 2013 targets were finalized in the first quarter of 2013 for all grants, which established the measurement date for accounting purposes of the PSUs. All PSUs vest at various periods through 2015 and all PSUs that vest will be paid out in cash based upon the price of the Company’s stock. The Company recorded compensation expense of $2.9 million related to the PSUs for the quarter ended March 31, 2013 and no expense for the quarter ended March 31, 2012. The related liability was $2.9 million and accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at March 31, 2013.
The following table summarizes PSU activity for the quarter ended March 31, 2013:

Units
(in thousands)
Balance, January 1, 2013	627
Granted	170
Vested and Paid	—
Forfeited	—
Balance, March 31, 2013	797

Restricted Share Units
Restricted Share Units (“RSUs”) represent hypothetical shares of the Company’s common stock. The holders of RSUs have no rights as stockholders with respect to the shares of the Company’s common stock to which the awards relate. Some of the RSUs require the achievement of certain performance goals and other criteria in order to vest. All RSUs vest at various periods through 2016 and all RSUs that vest will be paid out in cash based upon the price of the Company’s stock. The Company recorded compensation expense of $3.0 million and $1.0 million related to the RSUs for the quarter ended March 31, 2013 and March 31, 2012, respectively. The RSUs are classified as a liability by the Company. The related liability, accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet, at March 31, 2013 and December 31, 2012 was $10.2 million and $7.2 million, respectively.
The following table summarizes RSU activity for the quarter ended March 31, 2013:

Units
(in thousands)
Balance, January 1, 2013	604
Granted	92
Vested and Paid	—
Forfeited	(1)
Balance, March 31, 2013	695

I.    STOCKHOLDERS’ EQUITY
Share Repurchases
The Company’s Board of Directors has approved a program to repurchase its outstanding common shares. Share repurchases may be made from time to time at prevailing prices on the open market, by block purchase, or in private transactions. Under the share repurchase program, the Company did not repurchase any shares of its common stock during the quarters ended March 31, 2013 and 2012. As of March 31, 2013, the total remaining number of common shares the Company is authorized to repurchase under this program is 6.5 million; however, the Company is subject to certain restrictions under the Merger Agreement. Excluded from these share repurchase program amounts are shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations as these purchases are not part of this program.
Dividends
On March 11, 2013, the Board of Directors declared a quarterly cash dividend to its shareholders. A quarterly cash dividend of $0.125 per share, or $16.8 million in the aggregate, was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at March 31, 2013, and subsequently paid on April 9, 2013 to all shareholders of record as of the close of business on March

22, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

J.    EARNINGS PER SHARE
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  The Company grants restricted stock to certain employees under its stock-based compensation program, which entitles recipients to receive non-forfeitable cash dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.  These unvested awards meet the definition of participating securities. In accordance with ASC 260, “Earnings Per Share,” the two-class method has been applied to all periods presented.
Basic EPS is calculated using the weighted average number of common shares outstanding during the period. Diluted EPS assumes the exercise of all options. Options issued under the stock-based compensation program that have an antidilutive effect are excluded from the computation of diluted EPS. Potential common stock equivalents to purchase 2.4 million and 7.5 million shares for the quarters ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share because the potential common stock equivalents were antidilutive.
The table below provides the reconciliation of the earnings and number of shares used in the Company's calculations of basic and diluted earnings per share.

	Quarters Ended March 31,
	2013	2012
(in thousands, except for per share data)
Basic earnings per common share
Net Earnings	$135,369	$170,719
Less: Distributed and undistributed earnings allocated to participating securities	(1,155)	(2,472)
Net earnings allocable to common shares	$134,214	$168,247

Basic weighted average common shares outstanding	133,464	139,323
Basic earnings per common share	$1.01	$1.21

Diluted earnings per common share
Net Earnings	$135,369	$170,719
Less: Distributed and undistributed earnings allocated to participating securities	(1,149)	(2,459)
Net earnings allocable to common shares	$134,220	$168,260

Basic weighted average common shares outstanding	133,464	139,323
Effect of dilutive options	836	844
Diluted weighted average common shares outstanding	134,300	140,167
Diluted earnings per common share	$1.00	$1.20

K.    OTHER DISCLOSURES
Other Income, net
The following table presents the components of Other Income, net for the quarters ended March 31, 2013 and 2012 (in millions):

	Quarters Ended March 31,
	2013	2012

Interest income	$16.5	$18.4
Gains on sales of investments	$12.5	$4.3
Other income	$1.3	$1.7
Other income, net	$30.3	$24.4

Concentration of Credit Risk
The Company is a provider of health insurance coverage to State of Illinois employees and their dependents. As of December 31, 2012, the Company had an outstanding premium receivable from the State of Illinois of approximately $32.2 million. During the quarter, the Company started participating with the Vendor Assistance Program (“VAP”) which is run by a privately held company that has assumed receivables from certain of the State of Illinois vendors. As of March 31, 2013, the Company has an outstanding premium receivable balance from the State of Illinois of approximately $17.1 million, which represents three months of health insurance premiums owed at 100% and four months owed at 10%.  As the receivable is from a governmental entity which has been making payments, the Company believes that the full receivable balance will ultimately be realized and therefore has not reserved against the outstanding balance. The Company’s regulated subsidiaries are required to submit statutory-basis financial statements to state regulatory agencies. For those financial statements, in accordance with state regulations, this receivable is being treated as an admitted asset in its entirety.
The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of March 31, 2013.  The Company has a risk of incurring losses if such allowances are not adequate.
The Company contracts with a pharmacy benefit management (“PBM”) vendor to manage pharmacy benefits for its members and to provide rebate administration services on behalf of the Company.  The Company had pharmacy rebate receivables of $302.5 million and $305.4 million as of March 31, 2013 and December 31, 2012, respectively, due from the PBM vendor resulting from the normal cycle of rebate processing, data submission and collection of rebates.  The Company has credit risk due to the concentration of receivables with this single vendor; although the Company does not consider the associated credit risk to be significant.  The Company only records the pharmacy rebate receivables to the extent that the amounts are deemed probable of collection.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Information
This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward–looking statements which are subject to risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically include assumptions, estimates or descriptions of our future plans, strategies and expectations and are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” or other similar expressions. Examples of these include discussions regarding our operating and growth strategy, projections of revenue, income or loss and future operations. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-Q refer to Coventry Health Care, Inc. and its subsidiaries.
These forward–looking statements may be affected by a number of factors; including, but not limited to, the “Risk Factors” contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, contained in Part II, Item 1A, “Risk Factors,” of this Form 10-Q, and as may be further updated from time to time in our subsequent quarterly reports on Form 10-Q. Actual operations and results may differ materially from those forward-looking statements expressed in this Form 10-Q.
The following discussion and analysis relates to our financial condition and results of operations for the quarters ended March 31, 2013 and 2012. This discussion should be read in conjunction with our condensed consolidated financial statements and other information presented herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, including the critical accounting policies discussed therein.

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
Given the complexities of PPACA, the numerous regulations still to be issued that will detail its requirements, continued issuance of interpretive guidance and the inherent difficulty to foresee how individuals and businesses will respond to the choices afforded them by the law, we cannot predict the full effect of PPACA on us at this time. We also cannot predict the changes that government authorities may implement in the future or assure you that those changes will not have an adverse effect on our business or results of operations. For additional discussion regarding PPACA, refer to Part I, Item 1, “Business-Government Regulation,” and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Proposed Merger
On August 19, 2012, the Company, Aetna Inc. (“Aetna”) and Jaguar Merger Subsidiary, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Aetna. A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 20, 2012. We subsequently entered into Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, which were filed as Exhibit 2.1 to our Current Reports on Form 8-K filed on October 23, 2012 and November 13, 2012, respectively. As used herein, the “Merger Agreement” means the Agreement and Plan of Merger, by and among Coventry, Aetna and Merger Sub, as amended. Under the terms of the Merger Agreement, our shareholders will receive $27.30 in cash, without interest, and 0.3885 of an Aetna common share for each share of Coventry common stock. The total transaction was estimated at approximately $7.3 billion, including the assumption of Coventry debt, based on the closing price of Aetna common shares on August 17, 2012.
On November 21, 2012, our stockholders voted at the stockholder special meeting to approve the adoption of the Merger Agreement. Of the 104,941,398 shares voting at the special meeting of stockholders, more than 99% voted in favor of the adoption of the Merger Agreement, which represented approximately 78% of our total outstanding shares of common stock as of the October 15, 2012 record date.
The consummation of the Merger is subject to customary closing conditions, including, among others, the absence of certain legal impediments to the consummation of the Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and, subject to certain exceptions, the accuracy of representations and warranties made by the Company and Aetna, respectively, and compliance by the Company and Aetna with their respective obligations under the Merger Agreement. The Merger is expected to close in mid-2013.

Summary of First Quarter 2013 Performance

•	Operating revenues of $3.5 billion, a decrease of 4.7% from the prior year quarter.

•	Kentucky medical loss ratio (“MLR”) of 92.3%, compared to 120.9% in the prior year quarter.

•	Selling, general and administrative expense of 14.8% of total revenue, an increase of 120 basis points from the prior year quarter.

•	Diluted earnings per common share of $1.00, compared to $1.20 from the prior year quarter.

•	Total membership of 5.2 million, a decrease of 90,000 members from the prior year quarter.

•	Medicare Advantage Coordinated Care Plan (“Medicare Advantage CCP”) membership was 309,000, an increase of 59,000 members from the prior year quarter.

New Accounting Standards
See Note B, New Accounting Standards, to the condensed consolidated financial statements for information and disclosures related to new accounting standards, which is incorporated herein by reference.

Membership
The following table presents our membership (in thousands):

	As of March 31,		Increase
Membership by Product	2013	2012	(Decrease)
Health Plan Commercial Risk	1,404	1,549	(145)
Health Plan Commercial ASO	778	725	53
Medicare Advantage CCP	309	250	59
Medicaid Risk	892	924	(32)
Other National ASO	339	356	(17)
Medicare Part D	1,450	1,458	(8)
Total Membership	5,172	5,262	(90)
The decrease in Health Plan Commercial Risk membership was due to attrition, in-group changes and certain groups moving from Commercial Risk to Administrative Services Only (“ASO”) products primarily in our Florida and Pennsylvania markets, partially offset by same-store membership growth in our Georgia and Utah markets. Medicaid Risk membership decreased due to the non-renewal of the State of Kansas Medicaid contract. This Medicaid Risk membership decline was partially offset by expansions into new regions primarily in Pennsylvania, Virginia, and Nebraska as well as same-store growth in Missouri. The increase in Medicare Advantage CCP was due to continued growth throughout the majority of our markets.

Results of Operations
The following table is provided to facilitate a discussion regarding the comparison of our consolidated results of operations for the quarters ended March 31, 2013 and 2012 (dollars in thousands, except diluted earnings per share amounts):

	Quarters Ended March 31,		Increase
	2013	2012	(Decrease)
Total operating revenues	$3,520,235	$3,691,967	(4.7)%
Operating earnings	$216,168	$276,476	(21.8)%
Operating earnings as a percentage of revenues	6.1%	7.5%	(1.4)%
Net earnings	$135,369	$170,719	(20.7)%
Diluted earnings per common share	$1.00	$1.20	(16.7)%
Selling, general and administrative as a percentage of revenue	14.8%	13.6%	1.2%

Comparison of Quarters Ended March 31, 2013 and 2012
Managed Care Premiums and Management Services
Managed care premium revenue decreased from the prior year quarter primarily as a result of the declining Commercial Risk membership noted earlier. Commercial Risk revenue also decreased from the prior year quarter as the prior year quarter included favorable minimum medical loss ratio rebate accrual reductions of $36.3 million related to the 2011 plan year as a result of new guidance issued in the first quarter of 2012 on capitated medical contracts. The decrease is also attributable to Medicare Part D as a result of membership shifting to lower priced premium products.
The managed care premium decrease was also due to Medicare Advantage CCP revenue declines from the prior year as a result of the RADV audit reserve releases that were recorded in the prior year quarter. On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” In that notice, CMS announced which contract years will be subject to the CMS RADV audits and other core areas of the audit methodology. We maintain reserves for our exposure to the RADV audits, and during the first quarter of 2012 released RADV audit reserves, related to the 2007 through 2011 contract years, resulting in an increase in operating earnings of $133.0 million in the prior year quarter. The Medicare Advantage CCP revenue decrease is almost entirely offset by continued growth of the Medicare Advantage CCP membership.
The Company’s Medicaid revenue increased from the prior year quarter primarily driven by membership growth and entry into new regions in our Nebraska and Pennsylvania markets. This was partially offset by Medicaid revenue reductions associated with the Company’s Medicaid contract with the State of Kansas, which ended effective December 31, 2012.
Management services revenue decreased from the prior year quarter due to the loss of a Workers’ Compensation customer account, which was partially offset by certain groups moving from Commercial Risk to ASO products.
Medical Costs and Cost of Sales
Medical costs decreased from the prior year quarter primarily as a result of decreases in Commercial Risk membership, as noted above. The decrease is also attributable to Medicaid as a result of improvements in the Kentucky market, discussed below, and the Company’s contract with the State of Kansas ending effective December 31, 2012. These decreases were partially offset by medical cost increases as a result of organic membership growth for the Medicare Advantage CCP business and Medicaid growth in our Nebraska and Pennsylvania markets.
Total medical costs as a percentage of premium revenue (“medical loss ratio” or “MLR”) increased 0.1% over the prior year quarter, from 82.9% to 83.0%, primarily as a result of the increased Medicare Advantage CCP MLR results offset by the decreased Medicaid MLR results. The Medicare Advantage CCP MLR increased as a result of the RADV audit reserve release in the prior year quarter. The overall Medicaid MLR decreased from the prior year quarter, from 100.0% to 86.4%, primarily due to lower medical costs associated with the Kentucky Medicaid contract which incurred a MLR of 92.3% for the current quarter compared to a MLR of 120.9% during the prior year quarter. The higher costs in the prior year quarter related to transitioning a highly unmanaged Medicaid population to a managed care environment. Many initiatives to improve care and reduce medical costs, which include the introduction of member co-pays and changes made to the provider network, continue to improve the Kentucky Medicaid financial results. Additionally, we received a previously contracted 5.3% rate increase in October 2012 as well as entered into a contract amendment during the current year quarter with the Commonwealth of Kentucky that resulted in a 7% rate increase, effective January 1, 2013.
Cost of sales associated with the Workers’ Compensation Division decreased due to the loss of a customer account.
Selling, General and Administrative
Selling, general and administrative expense increased over the prior year quarter primarily due to an increase in the number of full-time employees, particularly those associated with the growth of the Medicare Advantage CCP and Medicaid products. These increases in normal operating costs; include, but not limited to, salaries and benefits and professional fees. The increase is also attributable to higher stock-based compensation and incentive compensation expense in the current year quarter. For more information regarding stock-based compensation, refer to Note H, Stock-Based Compensation, to the condensed consolidated financial statements, which is incorporated herein by reference. The increases are partially offset by a general reduction in marketing, advertising, print and postage costs.
Selling, general and administrative expense, as a percentage of revenue, increased 1.2% over the prior year quarter as a result of the items mentioned above.
Depreciation and Amortization
Depreciation and amortization expense was higher during the current quarter primarily due to the additional depreciations associated with placing certain internally developed medical quality improvement software into service.

Interest Expense and Other Income, Net
Interest expense in the current quarter was relatively consistent with the prior year quarter. The slight decrease from the prior year quarter was due to lower interest expense associated with the repayment, at maturity, of the $233.9 million outstanding balance of our 5.875% Senior Notes in January 2012.
Other income, net increased as income in the current quarter included larger realized gains on the sales of investments.
Income Taxes
The provision for income taxes decreased from the prior year quarter primarily due to a decrease in earnings, partially offset by an increase in the current quarter effective tax rate. The effective tax rate on operations increased to 39.0% as compared to 38.0% for the prior year quarter, primarily due to the proportion of earnings in states with higher tax rates and compliance with new health care reform regulations that limit the deductibility of certain employees’ compensation.

Segment Results
The following table is provided to facilitate a discussion regarding the comparison of our segment results of operations for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31,		Increase
	2013	2012	(Decrease)
Operating Revenues (in thousands)
Commercial Risk	$1,322,718	$1,481,275	$(158,557)
Commercial Management Services	108,084	113,777	(5,693)
Commercial Products Division	1,430,802	1,595,052	(164,250)
Medicare Advantage (1)	831,378	834,312	(2,934)
Medicaid Risk	690,800	668,060	22,740
Medicare Part D	406,548	413,423	(6,875)
Government Programs Division	1,928,726	1,915,795	12,931
Workers’ Compensation	175,488	191,922	(16,434)
Other/Eliminations	(14,781)	(10,802)	(3,979)
Total Operating Revenues	$3,520,235	$3,691,967	$(171,732)

Gross Margin (in thousands)
Commercial Products Division	$409,017	$417,067	$(8,050)
Government Programs Division (1)	249,079	274,630	(25,551)
Workers’ Compensation	116,003	123,970	(7,967)
Other/Eliminations	—	—	—
Total Gross Margin (1)	$774,099	$815,667	$(41,568)

Revenue and Medical Cost Statistics
Managed Care Premium Yields (PMPM):
Health Plan Commercial Risk	$306.18	$311.92	(1.8%)
Medicare Advantage Risk (1)	$899.28	$1,048.93	(14.3%)
Medicare Part D	$93.95	$95.60	(1.7%)
Medicaid Risk	$266.74	$238.74	11.7%

Medical Loss Ratios (MLR):
Health Plan Commercial Risk	77.9%	79.9%	(2.0%)
Medicare Advantage Risk (1)	84.6%	74.1%	10.5%
Medicare Part D	93.4%	94.9%	(1.5%)
Medicaid Risk	86.4%	100.0%	(13.6%)
Total MLR	83.0%	82.9%	0.1%

(1)	The quarter ended March 31, 2012 includes the effect of the RADV reserve release.

Commercial Products Division
Quarters Ended March 31, 2013 and 2012
Commercial risk revenue decreased from the prior year quarter due to lower membership as a result of attrition, in-group changes and certain groups moving from Commercial Risk to ASO products as well as declining Commercial membership as a result of an overall challenging sales environment. Commercial Risk revenue also decreased from the prior year quarter as the prior year quarter included favorable minimum medical loss ratio rebate accrual reductions of $36.3 million related to the 2011 plan year as a result of new guidance issued in 2012 on capitated medical contracts. The minimum medical loss ratio accrual reductions also contributed to a decrease in the current quarter average realized premium PMPM when compared to the prior year quarter.
The gross margin for this Division decreased from the prior year quarter primarily due to a decline in Commercial Risk membership and the resulting lower premium revenue. The Commercial Risk MLR decreased from the prior year quarter as we are experiencing lower medical trends.
Government Programs Division
Quarters Ended March 31, 2013 and 2012
Medicaid revenue increased over the prior year quarter primarily as a result of membership growth and the entry into new regions in our Nebraska and Pennsylvania markets. This was partially offset by the Company’s Medicaid contract with the State of Kansas which ended on December 31, 2012. The Medicare Advantage CCP revenue decrease reflects the RADV audit reserve releases partially offset by membership growth, as previously discussed.
Medicare Part D revenue decreased due to membership shifting to lower priced premium products. Premiums decreased to $93.95 PMPM in 2013, compared to $95.60 PMPM in 2012, primarily due to the continued growth in a new lower priced premium preferred network product.
The gross margin decrease from the prior year quarter for the Government Programs Division is primarily driven by the Medicare Advantage RADV audit reserve releases in 2012 as well as increased membership and premium PMPM increases for Medicaid Risk. These decreases were partially offset by a lower Medicaid Risk MLR. The lower Medicaid Risk MLR was driven by improved medical costs associated with the Kentucky business. As previously mentioned, the higher costs in the prior year quarter related to transitioning a highly unmanaged Medicaid population to a managed care environment. Many initiatives to improve care and reduce medical costs, which include the introduction of member co-pays and changes made to the provider network, continue to improve the Kentucky Medicaid financial results. Additionally, we received a previously contracted 5.3% rate increase in October 2012 as well as entered into a contract amendment during the current year quarter with the Commonwealth of Kentucky that resulted in a 7% rate increase, effective January 1, 2013. The Kentucky Medicaid contract incurred a MLR of 92.3% for the current quarter compared to a MLR of 120.9% during the prior year quarter.
Workers’ Compensation Division
Quarters Ended March 31, 2013 and 2012
The Workers’ Compensation Division revenue and gross margin decreased for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 in part due to the loss of a customer account. The revenue decrease is partially offset by increased revenue in our clinical programs as a result of higher volumes of referrals.

Liquidity and Capital Resources
Liquidity
Our investment guidelines require our fixed income securities to be investment grade in order to provide liquidity to meet future payment obligations and minimize the risk to principal. The fixed income portfolio includes, among other investment categories, government and corporate securities and has an average credit quality rating of “AA-” and an effective duration of 4.09 years as of March 31, 2013. The average credit quality rating is based on the weighted average credit rating as provided by Standard & Poor’s. See Footnote F, Investments, to the condensed consolidated financial statements for more information regarding our investments, which is incorporated herein by reference. Typically, the amount and duration of our short-term assets are more than sufficient to pay for our short-term liabilities, and we do not anticipate that sales of our long-term investment portfolio will be necessary to fund our claims liabilities.
Our cash and investments, consisting of cash, cash equivalents, short-term investments and long-term investments, but excluding deposits of $72.6 million at March 31, 2013 and $71.1 million at December 31, 2012 that are restricted under state regulations, increased by $0.2 billion to $4.3 billion at March 31, 2013 from $4.1 billion at December 31, 2012.
We have classified all of our investments as available-for-sale securities. Contractual maturities of the securities are disclosed in Note F, Investments, to the condensed consolidated financial statements, which is incorporated herein by reference.

During the quarter ended March 31, 2013, the Board of Directors declared a quarterly cash dividend of $0.125 per share, or $16.8 million. The cash dividend for the quarter ended March 31, 2013 was accrued in “accounts payable and other accrued liabilities” in the accompanying balance sheet at March 31, 2013, and subsequently paid on April 9, 2013. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
The demand for our products and services is subject to many economic fluctuations, risks, and uncertainties that could materially affect the way we do business. Management believes that the combination of our ability to generate cash flows from operations, cash and investments on hand, and the excess funds held in certain of our regulated subsidiaries will be sufficient to fund continuing operations, capital expenditures, debt interest costs, debt principal repayments, cash dividends, and any other reasonably likely future cash requirements. In addition, our long-term investment portfolio is available for further liquidity needs including satisfaction of policy holder benefits. Please refer to Part II, Item 1A, “Risk Factors,” of this Form 10-Q and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10–K for the year ended December 31, 2012, for more information about how risks and uncertainties could materially affect our business.
Cash Flows
Operating Activities
Net cash from operating activities for the quarter ended March 31, 2013 was an inflow primarily as a result of net earnings, net of adjustments, and an increase in medical liabilities primarily related to the continued growth of both the Pennsylvania and Kentucky Medicaid businesses. Offsetting these inflows was an increase in other receivables related to the settlement timing of Medicare risk adjuster receivables due from CMS.
Our net cash from operating activities for the quarter ended March 31, 2013 decreased by $198.3 million from the corresponding 2012 period.  The decrease was primarily a result of the deferred revenue related to the early receipt in March 2012 of the April 2012 Medicare premium payment from CMS which did not occur for the period ended March 31, 2013. Offsetting this decrease in net cash from operating activities was lower outflows within accounts payable and other accrued liabilities related to the timing of incentive compensation and stock-based award payments and an increase to net earnings, net of adjustments.
Investing Activities
Net cash from investing activities was an outflow for the quarter ended March 31, 2013 primarily due to investment purchases and capital expenditures.  This outflow was partially offset by the proceeds received from the sales and maturities of investments.
Projected capital expenditures for fiscal year 2013 are estimated at $95 to $105 million and consist primarily of computer hardware, software and other equipment.
Cash flows used for investing activities for the quarter ended March 31, 2013 increased by $32.9 million from the corresponding 2012 period. The increase is primarily due to higher investment purchases in 2013 partially offset by no payments for acquisitions in 2013.
Financing Activities
Net cash from financing activities was an outflow, primarily due to the payment for cash dividends during the quarter ended March 31, 2013.
Cash flows used for financing activities for the quarter ended March 31, 2013 decreased by $197.7 million from the corresponding 2012 period. The decrease is primarily due to share repurchases related to the vesting of stock-based awards to satisfy employees’ minimum statutory tax withholding obligations in 2012, which were minimal in 2013, as well as the repayment of debt in 2012 related to our Senior Notes due January 2012. This decrease in cash flows used for financing activities was partially offset by a cash dividend payment in 2013.
Health Plans
Our regulated health maintenance organization and insurance company subsidiaries are required by state regulatory agencies to maintain minimum surplus balances, thereby limiting the dividends our parent company may receive from our regulated subsidiaries. During the quarter ended March 31, 2013, we received no dividends from our regulated subsidiaries and made no capital contributions to them.  We had approximately $2.3 billion of regulated capital and surplus at March 31, 2013.
We believe that all of our subsidiaries that incur medical claims maintain more than adequate liquidity and capital resources to meet these short-term obligations as a matter of both our policy and state insurance regulations.
Excluding funds held by entities subject to regulation and excluding our equity method investments, we had cash and investments of approximately $1.2 billion at March 31, 2013 and December 31, 2012.

Legal Proceedings
See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
These disclosures should be read in conjunction with the condensed consolidated financial statements, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other information presented herein as well as in Part II, Item 7a “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10–K for the year ended December 31, 2012.
No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10–K for the year ended December 31, 2012.

ITEM 4: Controls and Procedures
We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a–15(f) promulgated under the Securities and Exchange Act of 1934) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1: Legal Proceedings
See Note E, Contingencies, to the condensed consolidated financial statements for information and disclosures related to contingencies, which is incorporated herein by reference.

ITEM 1A: Risk Factors
With the exception of the new risk factor below related to federal spending cuts, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
We may be adversely affected by changes in government funding related to the automatic spending cuts that are occurring due to federal sequestration.
The Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage across all Medicare programs. In addition, some programs, such as Medicaid, are exempt from the reductions. These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS began imposing a 2% reduction on Medicare funding to Medicare Health Plans as of April 1, 2013. Unless Congress and the President take action and reach an agreement to change the law, federal spending will be subject to sequestration until the end of federal fiscal year 2021.
The full effect of sequestration on our operations is uncertain. We cannot predict with certainty whether changes to Medicare funding will have an adverse effect on our business or results of operations or our ability to reduce related provider payments to offset such changes to Medicare funding. We are also unable to predict what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to restructure or suspend sequestration.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our purchases of our common shares during the quarter ended March 31, 2013 (in thousands, except average price paid per share information):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan or Program(2)
January 1 - 31, 2013	4	$46.19	—	6,537
February 1 - 28, 2013	2	$46.15	—	6,537
March 1 - 31, 2013	8	$45.85	—	6,537
Totals	14	$45.99	—	6,537

(1)	Includes shares purchased in connection with the vesting of restricted stock awards to satisfy employees’ minimum statutory tax withholding obligations.

(2)	These shares are under a stock repurchase program previously announced on December 20, 1999, as amended.

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

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVENTRY HEALTH CARE, INC.
(Registrant)

Date:	May 1, 2013	By: /s/ Allen F. Wise
Allen F. Wise
Chief Executive Officer and Chairman

Date:	May 1, 2013	By: /s/ Randy P. Giles
Randy P. Giles
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 1, 2013	By: /s/ John J. Ruhlmann
John J. Ruhlmann
Senior Vice President and Corporate Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Allen F. Wise, Chief Executive Officer and Chairman.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, made by Allen F. Wise, Chief Executive Officer and Chairman, and Randy P. Giles, Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial statements from Coventry Health Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.